Form 10KSB
period 2000-12-31
ULTRASTRIP SYSTEMS INC
filed 2001-07-27
CIK 1071760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663
                                              -----------


                            UltraStrip Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                            65-0841549
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida                             34996
--------------------------------------------------------------------------------
 Address of principal executive offices)                           (Zip Code)

Issuer's telephone number       (561) 287-4846
                           -----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                  Name of each exchange on which registered

---------------------------------    -------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]No [X].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $30,076

         The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates computed by reference to the price at which the common equity was sold as of March 31, 2001 was: $52,025,229.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,097,813 shares of Common Stock, $0.01 par value, as of March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.


         Transitional Small Business Disclosure Form (check one):

         Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION. UltraStrip Systems, Inc. (the "Company") was incorporated in Florida on April 2, 1998 by Dennis E. McGuire. Mr. McGuire invented an apparatus and a methodology for removing coatings from the hulls of vessels using ultra-high pressure waterjetting in the early 1990s. In May 1997, he obtained a U.S. patent and in December 1998, obtained a second U.S. patent applying his inventions to robotics, both of which are now owned by the Company.

COMPANY OVERVIEW. The Company designs and manufactures industrial robotics systems intended to address labor, cost, and/or environmental issues inherent in industrial processes through advanced technology and a network of strategic, technical and environmental alliances. The Company believes that its robotic systems have applications for industrial processes including heavy marine coatings removal and above-ground storage tank coatings removal, as well as potential applications in automotive coatings removal and airport runway rubber removal.

The Company's first commercial application is a robotic ultra-high pressure hydro-blasting system used in the heavy marine industry to remove coatings from the hulls of vessels. The Company believes that this system, named the M2000, offers a number of benefits over existing paint removal methods, including increasing efficiency of steel surface cleaning, reducing dry dock maintenance time, providing a "green" technology and creating a safer work environment. The Company expects that hydro-blasting can replace grit blasting, the current industry standard, and become the primary method for coating and rust removal for steel surfaces.

STRATEGIC ALLIANCES AND PARTNERSHIPS. Although the development of the Company's current technology required years of research and development and significant capital investment, the Company recognized early on that it should partner with technology leaders to develop and manufacture a technically superior product and with industry leaders for strategic direction and networking. The Company has aligned itself with environmental leaders that it believes recognize the influence its technology could have on the relationship between shipyards and the world's oceans.

The Company's partners and strategic alliances provide the "brainpower" and expertise which the Company believes will allow it to develop robotic technologies within a relatively short timeframe. The Company seeks to actively develop new relationships with additional strategic partners as need and opportunities arise.

R&D ALLIANCES. The Company has established alliances with a number of robotics industry and engineering organizations, including the following:

    NATIONAL AERONAUTICAL AND SPACE ADMINISTRATION

    The National Aeronautical and Space Administration, or "NASA," selects enterprises such as the Company within specific industries with which to form strategic alliances and contracts with them to provide licenses for technologies derived from its space program, personnel and/or certain funding. Importantly, NASA directly sponsors the National Robotics Engineering Consortium, or "NREC," which is discussed below, to work toward the realization of its technological goals.

    NATIONAL ROBOTICS ENGINEERING CONSORTIUM AND THE ROBOTICS INSTITUTE

    The Robotics Institute at Carnegie Mellon University was established to boost the productivity and competitiveness of U.S. businesses within the global marketplace. The National Robotics Engineering Consortium, or NREC, is a cooperative venture between NASA, the City of Pittsburgh, and the State of Pennsylvania and serves as the commercialization division of The Robotics Institute. In September 1999, the Company entered into a Development Agreement with the NREC to develop technologies based on the Company's original robotic coatings removal concept. Although the NREC will own the intellectual properties and the patents associated with developments under this Agreement, the Company has license rights to use and commercialize products co-developed by the Company and the NREC pursuant to the Agreement. In return, the Company is required to pay the NREC up to $1,500,000 annually. The Company has begun to build on this relationship by co-developing stripping applications for industries in addition to the heavy marine industry.

    JET PROPULSION LABORATORY

    The Jet Propulsion Laboratory, or "JPL," is managed by the California Institute of Technology and conducts robotics development for NASA and a number of other federal agencies. JPL works with NASA and NREC to develop the Company's robotic systems. Through the establishment of long-term strategic alliances with NASA, The Robotics Institute/NREC and JPL, the Company hopes continually to improve the productivity of its robotic systems, specifically by utilizing advanced robotic vision and positioning technologies. The Company believes that such technologies will improve performance and simultaneously reduce operator workload.

    The Company, NASA and JPL share a password-protected Website, developed by the Company, which serves as a medium for interaction regarding the research and development process and is intended to condense time to market for the Company's products.

MANUFACTURING PARTNER

    BRADGATE CONTAINERS LTD.

    The Company has contracted to receive systems integration services from Bradgate Containers Ltd., an international participant in the field of containerized and noise control equipment. Bradgate has been instrumental in the back-end design of the M2000 system.

SALES AND MARKETING PARTNERS

    BROWN & ROOT SERVICES

    The Company and Brown & Root Services, the government contracting arm of Halliburton Company (NYSE: HAL), have committed to work together to target the world's military and commercial shipyards for conversion to the Company's robotic hydro-blasting technology. Brown & Root specializes in program management, design, construction, construction management, and logistics support services.

    The Company believes that, with 100,000 employees located in 137 countries and in excess of $16 billion in annual revenue, Brown & Root Services, together with its parent, is well positioned to offer clients in the shipyard and military vehicle market segments a full service, turn-key solution to their coatings removal issues. It is expected that Brown & Root Services will serve to accelerate the Company's access to the marketplace, broaden and deepen the Company's offerings, and improve its ability to deploy and support its systems on a worldwide basis.

    WALLEM GROUP LIMITED

    Wallem Group Limited is a global company with offices throughout Asia and Australia, the Middle East, Europe, North and South America. It is engaged in ship owning, ship and cargo brokering, ship management, ship agency, freight forwarding, shipyard and marine equipment services and industry specific information technology.

    The Company has entered into a strategic alliance with Wallem whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. The Company believes that, as a result of Wallem's expertise and reputation, the Company will gain improved access to the industry and to dry-docks throughout the world.

    T.A.S.T. CORPORATION

    In October 2000, the Company entered into a Consulting Agreement with T.A.S.T. to assist in the marketing of the Company's robotic hydro-blasting equipment. T.A.S.T. serves as the U.S. representative for the following:

     -   Dubai Dry Docks
     -   Cammell Laird
     -   Colonna's Shipyard, Norfolk, VA
     -   Estaleiro Promer in Brazil
     -   Houston Ship Repair
     -   Kwong Soon Eng. Company, Ltd., in Singapore
     -   Vancouver, Canada Shipyards

    T.A.S.T. has agreed to market the Company's robotic equipment to Dubai Drydocks, as well as to other potentially interested parties.

    PROJECTS INTERNATIONAL

    The Company has entered into an agreement with Projects International, a Washington, D.C. based consulting firm, to locate strategic partners for the Company. Specifically, the Company believes that its arrangement with Project International may help to facilitate entry into Asian markets.

STRATEGIC ALLIANCES

    CARNIVAL CRUISE LINES

    Carnival Cruise Lines (NYSE: CCL) has entered into a strategic environmental alliance with the Company to work together to protect the environment. Carnival has agreed to use the Company's patented robotic technology for coatings removal on the hulls of its vessels where geographically and financially feasible.

    OCEAN FUTURES SOCIETY

    Ocean Futures Society is an international nonprofit organization founded by Jean-Michel Cousteau and wireless communications pioneer Craig McCaw. Ocean Futures reaches out to people around the world to help them understand our global water system and challenge them to take personal responsibility for the restoration and preservation of precious marine habitats and the protection of the ocean and its inhabitants.

    In support of its commitment to the environment, the Company will donate two percent of its annual gross revenues directly to Ocean Futures to protect the oceans from environmental contaminants and hazardous substances. According to Cousteau, "UltraStrip's commitment to donating funds to support the environment will have a major impact on improving the world's oceans for generations to come."

INDUSTRY AND MARKET OVERVIEW. While there are many transportation modes for the worldwide distribution of goods, such as truck, rail, and air, according to WIRED.COM, as of October 1999, 95% of the world's cargo volume was transported by ship. The Company believes that, because the shipping industry is faced with low margins and high capital requirements, most successful players are focused on operational efficiency and that, as a critical factor in the velocity of global supply chains, shipping companies strive to maximize time at sea and minimize down time, from cargo loading and unloading to routine repair and maintenance work.

The first market the Company has entered is the shipbuilding and repair industry, which involves the building and repairing of ships, barges, and other large vessels. Specifically, the Company is targeting shipyards with major dry-docking and repair facilities for conversion to its hydro-blasting system.

     INDUSTRY TRENDS

     According to the 2000 publication WORLD SHIPYARDS, the ship building and repair industry is characterized by over-supply, which has led to financial difficulties and increased competition. The Company believes that reducing costs and remaining price competitive will be critical to shipyard survival and that, in order to survive in this competitive industry, it is imperative for shipbuilders and ship repairers to focus on cost-saving innovations to improve profitability. Also, the Company believes that with the oversupply of industry capacity, ship owners and managers are better able to demand high-quality services, such as quick turn-around times and high performance standards. These trends highlight what the Company believes is an industry need for the M2000 robotic system.

    In addition, in November 1999, the International Maritime Organisation, an agency of the United Nations, adopted a global antifouling resolution, known as I.M.O. Resolution A.895 (21), to ban the application of antifouling (pesticide) coatings by 2003. The resolution calls for the complete removal of antifouling coatings from the hulls of all ships by 2008. The Company expects compliance will substantially increase demand for the Company's solution.

    MARKET SIZE

    According to Lloyd's Register of Shipping for 2000, there are over 3,000 shipyards in the world, and the Company estimates that at least 75 percent of those offer ship repair services. These shipyards service over 80,000 ships in the world fleet and the approximately 1,500 new ships that are built each year. The Company's initial target market consists of the 500 largest shipyards. Each dry dock will be targeted to employ at least two of the Company's robotic systems.

THE PROBLEM. The process of removing coatings from surfaces such as ship hulls is labor and time intensive. It is also an unavoidable part of ship maintenance. After covering miles and considerable time in harsh conditions, all ships require both repairs and preventative maintenance. A vital step in the repair/maintenance process is the stripping of coatings from the ship's hull. As described in the U.S. Environmental Protection Agency's November 1997 report, PROFILE OF THE SHIPBUILDING AND REPAIR INDUSTRY, ship hull coatings are made up of multiple layers of paints (conventional and epoxy anticorrosives along with pesticide-containing antifoulings). Anticorrosives and antifoulings protect the hull of the ship. Pesticides are used to kill off targeted sea life, such as barnacles, algae, and weed, which attach to the hull's surface, cause surface damage and slow down the speed of the ship. These coatings periodically need to be stripped and reapplied to maintain the integrity of the hull and to maintain efficiency.

Large ships consume a significant amount of fuel in a single trip. Stripping rough, fouled and corroded surfaces helps to ensure a smooth bottom, allowing for the most efficient operation. As a result, the Company believes that it makes economic sense for ship owners to maintain a smooth, painted hull.

Further, the economic cost to a ship owner when a vessel is out of service for maintenance reasons can be high. Thus, shipyard owners may be under pressure to minimize the time that a vessel is in dry dock and maximize a vessel's income producing usage. The Company anticipates the utilization of its robotic equipment may decrease dry docking time, thereby, we believe, increasing fleet capacity without need for new capital investment.

EARLY SOLUTIONS

    GRIT BLASTING

    Historically, bottom paint has been stripped using "sandblasting" or "grit blasting," a process in which laborers with sandblasting guns are positioned on a lift that is maneuvered around the hull of the ship as they manually strip the paint. The Company believes that this technique has a number of disadvantages. For example, according to the EPA's 1997 report on the industry, grit blasting creates toxic dust, as well as toxic grit which must be hauled and disposed. Toxic and pesticide coatings and used grit medium are released into the air and oceans surrounding the dry dock, affecting reefs and marine life. Further, as noted in the August 1999 edition of the JOURNAL OF PROTECTIVE COATINGS AND LININGS, airborne paint and grit media resulting from grit blasting can damage a worker's lungs.

    Despite these disadvantages, grit blasting remains the primary method used for stripping the hulls of ships, primarily for lack of a viable, cost-effective alternative. The Company believes that the M2000 can provide such an alternative.

    MANUAL HYDRO-BLASTING

     Company founder Dennis McGuire pioneered a new technique using high pressure pumps and workers with shoulder-held guns that produce a very high-pressure water stream capable of stripping paint. This approach, called manual hydro-blasting, creates little or no toxic dust. Instead, the water falls to the dry dock floor and is not collected. The process avoids the expense of acquiring, removing, and properly disposing of toxic grit.

     Although the advantages of manual hydro-blasting are significant, Mr. McGuire recognized early on that this technique has several limitations:

         - A worker with a hydro-blasting tool took longer to strip a given amount of surface area than a worker with a sandblasting tool.

         - Efforts to increase production rates by increasing the water flow rate or pressure thrust from a hydro-blasting tool made it difficult for the average worker to control the tool.

         - Collecting the water immediately after it had been "blasted" at the hull of the ship proved to be difficult, making it hard to prevent toxic chemicals, present in the removed paint, from leaking into surrounding seawater.

         - Surface coating stripping using traditional methods is a labor intensive and environmentally damaging process, presenting the Company with what it believes is the opportunity to become a pioneer in robotic stripping systems.

ROBOTICS - THE ULTRASTRIP SOLUTION. Mr. McGuire identified what he believed to be an effective and efficient stripping solution to eliminate grit as a removal medium while simultaneously minimizing the direct human labor involved. The objective was to increase productivity by designing and developing a robot capable of maintaining contact with the hull of the ship, while using much larger, redesigned hydro-blasting jets, higher water pressure, and higher water flow rates.

After experimenting with a variety of possible solutions, Mr. McGuire invented and filed patents in 1995 and 1996 on a magnetically attached robotic system capable of stripping paint from the hull via a remote joystick. He continued to enhance and develop this concept, and in 1997 and 1998, Mr. McGuire was awarded patent protection for his robotic hydro-blasting technology. Mr. McGuire's ownership of the patents was later assigned to the Company.

THE ULTRASTRIP ROBOTIC HYDRO-BLASTING SYSTEM. The Company's M2000 robotic hydro-blasting system is designed to strip coatings from the hulls of ships in dry dock. The titanium and aluminum robot attaches to the hull using a magnetic wheel system and is controlled or monitored via a remote operator.

The paint removal process performed by the robotic system is accomplished through an ultra high-pressure pump which provides water to the robot, while a vacuum filtration system captures paint chips and water, separates particulates from the waste water and re-circulates clean water back to the high pressure pump in a closed loop system. The relatively minimal waste is then disposed of in sealed drums. The robotic hydro-blasting system is comprised of three major components:

     - The ultra high-pressure pump is powered by a large diesel engine, propelling high volumes of water per minute, at a pressure of up to 40,000 pounds per square inch.

     - The robotic system is controlled by a joystick, enabling remote controlled mobile hydro-blasting. The M2000's magnetic wheels adhere to steel surfaces while its independent suspension permits it to traverse ship hulls at high speeds. The robotic hydro-blasting system can cut swaths between 12 and 48 inches wide, moving 360 degrees, and is capable of removing coatings from 1,000 to 3,000 feet per hour.

     - The vacuum filtration system is powered by a second, smaller diesel engine driving a vacuum, centrifuge and filtration system. The system captures the contaminated coatings, separates particulate contaminants from wastewater and recycles the water into the pump. The filtration system is a closed loop, ensuring zero discharge into the environment.

ENVIRONMENTAL ADVANTAGES

According to a June 23, 1998 report by the World Resources Institute, nearly 60 percent of the Earth's coral reefs are threatened by human activity, and the loss of resources associated with those reefs could have a negative impact on the global economy. In fact, at the current rate of destruction, 70 percent of the world's coral reefs will be destroyed within our lifetime. Beyond the coral reefs, the world's oceans cover over 70 percent of the Earth's surface. The diversity of life in the world's oceans, and specifically, the biological wealth of coral reefs, are threatened by human activity, such as marine pollution and coastal development.

According to the EPA's 1997 report on the ship repair industry, paint stripping and painting activities in shipyards represent a source of marine pollution. Washwater from paint stripping contains high levels of metals and toxins from removed paint. This toxic waste destroys local sea life and runs out into nearby bodies of water, threatening the world's oceans.

The Company believes that the M2000 system can help eliminate the environmental damage that occurs from paint stripping by grit blasting.

INCREASED EFFICIENCY AND PROFITABILITY

     - The M2000's magnetically attached wheels and independent suspension enable the robot to traverse an entire vessel rapidly, resulting in increased productivity and faster dry dock turnaround time. The Company believes that competing automated systems are moved around the vessel or storage tank by cables and pulleys or a fixed arm in the dry dock, which results in lower overall production rates.

     - Shipyards can perform other repair work on the ship concurrently with coatings removal using the M2000, while no other repair work can occur on the ship during grit blasting. The Company believes that this reduction in time for the entire repair and maintenance process will effectively create additional docking capacity for shipyards and additional shipping capacity for ship owners by increasing the amount of available docking and shipping days.

     - The Company's robotic hydro-blasting systems can remove a 12 - 48 inch swath during the cleaning process, greater than the 6-12 inch swath which the Company believes can be removed by competing systems.

     - The Company's products can be tailored to a customer's specialized needs.

WORKER FRIENDLY ENVIRONMENT

     - The joystick controlled robotic vehicle eliminates the use of lifts and scaffolds, which the Company believes reduces the potential for work-related injuries.

     - Remote operation and the resulting distance from the stripping process should avoid the lung damage and skin damage potentially associated with grit blasting.

FUTURE MARKETS

AUTOMOBILE AND MILITARY ROLLING STOCK STRIPPING. The Company has identified the automotive and military rolling stock maintenance industries as potential future markets. Through its work with the NREC, the Company is developing a method to use the same hydro-stripping robotic system, in a different format, to strip cars and military rolling stock, such as Jeeps, trucks, power units, and artillery. Generally, before any new paint is applied to a vehicle body part, old paint is removed to allow for good adhesion and an even coat. Paint stripping may often be accomplished by chemical stripping, sanding, or with the use of abrasive blast media. The Company believes that, as in the maritime industry, the auto stripping industry is under pressure to evolve its stripping methods using technologies that are more environmentally sound and worker friendly.

We also believe that the United States Military is an additional automotive market with potential recurring requirements for paint removal. Similar applications also exist with trains, freight cars, subways, and bus fleets throughout the U.S. and abroad.

As with the M2000 system, the Company has filed patents and intends to develop its auto stripping robotic technology with the assistance of strategic partners and by developing significant industry alliances. Specifically, in July 2000, the Company entered into a development agreement whereby it will pay Carnegie Mellon University $1,000,000 to develop the robotics for the automobile stripping system.

ADDITIONAL FUTURE MARKETS. The Company believes that its current robotic hydro-blasting system can also potentially be used in the above ground petroleum storage tank maintenance market. The Company is currently exploring opportunities to enter this market.

Through its work with the NREC, the Company is also working on an application for coatings removal in confined spaces, which the Company believes would enable robotic hydro-blasting in the cargo and ballast tanks on the interiors of ships. Removal of pre-construction primer during the ship building process presents another potential marine industry application.

Further evolution of the Company's technology, along with new research and development, may identify applications in additional markets, such as airport runway rubber removal. The Company's business plan anticipates future revenues from the development of new robotics technology applications and entry into new markets.

REVENUE MODEL

    SALES TO SHIPYARDS

    The Company is targeting naval and commercial shipyards for modernization of operations by refitting dry docks with robotic systems. The Company's business plan anticipates sales of its robotic systems to these shipyards as part of a turn-key solution offered with Brown & Root Services, a division of Halliburton Company. The Company expects that Brown & Root Services will offer shipyards a wide range of conversion services, including logistics support, design and engineering services, implementation and project management, and will assist in identifying project financing solutions. The Company and Brown & Root Services will also begin jointly to approach major naval and commercial shipyards, such as Newport News Shipbuilding, the Abu Dhabi shipyard, and the Devonport U.K. shipyard.

    SPARE PARTS AND ACCESSORIES REVENUE. The Company believes that sales of spare parts and accessories, systems maintenance services and technical upgrades to shipyards can provide a recurring source of revenue upon completion of sales and equipment installation.

    CONTRACT SERVICES REVENUE. The Company seeks to perform contract services for both the U.S. Navy and shipyards that prefer to subcontract for robotic hydro-blasting services. In March 2001, the Company completed its first contracting job, removing the non-skid surface from the deck of the USS EISENHOWER, a U.S. Navy NIMITZ-class aircraft carrier, in Newport News, VA. The non-skid deck coating is significantly more difficult to remove than standard ship hull coatings. The Company expects the success of this job to lead to additional contracts with the U.S. Navy for coatings removal on aircraft carriers, cruisers, destroyers, transport ships, and submarines.

    UNITED ARAB EMIRATES JOINT VENTURE. In June 2000, the Company executed an agreement with a private entity authorized to do business in the United Arab Emirates (UAE), creating the Company's first international joint venture. The joint venture has been formed to serve as the subcontracting agent for the purpose of sales, marketing and distribution as the contracting agent for M2000 systems in the Middle East and Africa. The Company has selected this area of the world for its first international joint venture because of the extensive market opportunities in the region. With a total of approximately 100 shipyards, the Middle East and Africa are highly concentrated regions for shipyards, ship repair and maintenance.

    The Company's joint venture partner is providing in the UAE:

     -   Offices

     -   Project managers and a support team

     -   Logistics support

     -   Public relations

     - Facilitation of regional partnerships in the Middle East and Africa with both private and public companies

     The Company is providing:

     -   Marketing materials

     -   Exclusive licensed technology rights

     -   Technical support

     -   Training seminars and materials

     -   Supply services

     -   Inventory control

     -   Logistical support

     -   On-site project managers, technicians and support staff

    Revenues from this joint venture are projected to be over $200 million over the next five years.

    LEASING AND FINANCING. The Company believes that customers will look to the Company for financing options for extensive shipyard conversions. The Company and Brown & Root Services intend to offer turnkey solutions that will include financial engineering. The Company is considering working with leasing companies to assist interested customers in identifying lease financing options.

    MARKETING AND SALES STRATEGY. The Company's overall marketing strategy is to identify and target the surface coating removal needs of niche markets, such as ship repair, above ground storage tank maintenance, and auto stripping. The Company expects to sell low-volume, high-priced products requiring tailored customer service. Ultimately, the Company believes that each customized robot manufactured by the Company can become a new product designed to fit the needs of other potential niche customers.

TARGET CUSTOMERS

     SHIPYARDS

     The Company is initially targeting shipyards and their dry docks that provide surface stripping as part of total ship maintenance. The Company intends to target primarily first-tier shipyards that provide repair services, both for commercial and military ships.

     SHIP OWNERS

     Orders for ship repair are generally placed by companies that own the ships or by government agencies. Ship-owning companies may potentially include:

         -        Commercial shipping companies

         -        Passenger and cruise companies

         -        Ferry companies

         -        Petrochemical companies

         -        Commercial fishing companies

         -        Towing and tugboat companies

     Government agencies placing repair orders may potentially include:

         -        The Naval Sea Systems Command

         -        The Military Sealift Command

         -        The Army Corps of Engineers

         -        The U.S. Coast Guard

         -        The National Oceanic and Atmospheric Administration

         -        The National Science Foundation

         -        The Maritime Administration

When a ship owner or government agency brings a ship into a dry dock for maintenance, it may specify which products it wants used on its ship. Because of this, the Company plans not only market the M2000 to shipyards, but also to the companies and government agencies that actually own the ships.

Shipping and shipyard industries are global. This creates a number of obstacles for companies entering the ship repair industry, including the fact that some local governments may subsidize their shipyards. The Company, with Wallem, is working on a marketing campaign specifically to address this issue. In addition, each country has its own environmental standards that must be met. The Company believes that environmentally sensitive countries will look more favorably on its products. Because the Company's management has worked in this arena for the last 10 years, we believe that the Company is familiar with regulations and customs within the global industry. The Company believes that it will be able to illustrate to potential customers that environmentally supportive technologies can also be cost effective and profitable.

CUSTOMER DEMONSTRATIONS. The Company anticipates reaching its customers primarily through direct contact and demonstrations. In addition to performing on-site demonstrations, the Company's new headquarters facility is currently planned to include a demonstration wall where potential customers can see the M2000 in action.

TRADE SHOWS. In November 2000, the Company exhibited at the Ship Repair & Conversion show in London. In 2001, the Company plans to attend and exhibit at the NorShipping Exhibition in Norway and again at the Ship Repair & Conversion show in London.

PUBLIC RELATIONS. The Company has received what it believes is significant press coverage on the M2000 in industry and trade publications and on various websites. Through its strategic alliances, the M2000 system is featured on the NASA, JPL and Ocean Futures websites.

WEBSITE. The Company also expects to obtain customers through its website at www.ultrastrip.com. The website is frequently updated to provide current information on the Company's products and services. The Company is investigating the incorporation of broader customer information on password-protected sites, including order status, service schedules, a help-line for technical questions and answers and links to complementary sites. This private network will be part of the Company's extensive customer support.

OPERATIONS STRATEGY

    CENTRAL HEADQUARTERS

    The Company has completed the first phase of its headquarters and office facility. The second phase is under construction and should be completed by August 2001. The facilities are located in an industrial area of Stuart, Florida. The Stuart office serves as the Company's central headquarters.

    The Company is in the process of equipping its headquarters with satellite communications capabilities, with a view toward allowing it to maintain wireless communications and to timely monitor its products and services in diverse geographic areas. Eventually, the Company intends to equip each M2000 system with specialized computer chips, to allow heightened monitoring of the systems' functions at the Company's headquarters. In addition to the internal chip, the Company is exploring the use of on-site cameras to monitor system functions such as speed and mobility. The Company believes that this ability constantly to monitor the Company's products will not only increase efficiency and productivity, but also enable the Company to provide field support to the Wallem and UAE support teams and enhanced service to its customers.

    MANUFACTURE OF THE M2000 SYSTEM

    The Company currently plans to outsource the manufacturing of some of the system's components to major industry suppliers. The Company has also identified back-up vendors for those components and expects to keep stock, as necessary, of any highly specialized components.

    The Company will manufacture the robotic equipment in a new manufacturing facility currently under construction adjacent to its Stuart, Florida headquarters and warehousing facilities. The Company believes that bringing the manufacturing of its robotic equipment in-house will help to ensure product quality and availability and provide it with the ability to identify and implement product modifications and upgrades quickly and efficiently. The Company will also perform product testing and failure analysis.

    WAREHOUSING FACILITIES

    After assembly, the Company plans to store its robotic hydro-blasting systems in the Company's on-site warehouse, which it believes should be sufficient to accommodate all near-term operations.

    FIELD RESOURCES

    Wallem has agreed to provide the field resources necessary to operate the M2000 robotic system for future contract services jobs.

INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT. The Company owns the technology that is the subject of U.S. Patents No. 5,628,271 and No. 5,849,099 related to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. The Company continues to develop and refine new technologies that are in the patent-pending process. To date, the Company has expended in excess of $1,100,000 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process, and our business plan currently anticipates the commitment of significant funds for future research and development.

COMPETITORS. The Company has identified short-term competitors for its robotic hydro-blasting system and long-term competitors for its global robotics operations.

    GRIT BLASTING. The Company views the main competition for robotic hydro-blasting to be grit blasting and, to some degree, manual hydro-blasting companies.

    ADDITIONAL COMPETITORS. The Company's robotic hydro-blasting system also faces some competitors emerging with semi-autonomous technologies:

    - HAMMELMANN of Oelde, Germany manufactures the Dockmaster, which is a large motorized vehicle that uses an arm to move the system across the surface as it strips. The Company believes that the arm on the Dockmaster lacks mobility and makes it unable to strip the underside and portions of the flat sides of a ship, and as a result, we do not view the Dockmaster as a whole product solution.

    - FLOW INTERNATIONAL (NASDAQ: FLOW) of Kent, Washington manufactures a vehicle marketed as the Hydrocat. The Hydrocat uses vacuum suction to adhere itself to vessels.

    - JET EDGE of Minneapolis, Minnesota manufactures a smaller magnetic track vehicle, called the Hydro-Crawler.

    The Company believes that the products manufactured by Flow International and Jet Edge address only the needs of small contractors, which are not part of the Company's target market, and are not suitable for use on large vessels.

     The following product comparison of the Company's hydro-blasting robotic system versus other existing products was prepared by the NREC.


                                              ULTRASTRIP HYDRO         VACUUM ADHESION
                  CRITERIA                     BLASTING ROBOT              VEHICLES          BOOM TRUCK VEHICLE
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Operational applicability               Broad                    Limited                 Limited
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Maneuverability/ Controllability        Good                     Poor                    Poor
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Productivity/hour (SA 2.5)              1,000 - 2,000 ft         50 - 300 ft             500 - 1,000 ft
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Sweeping capability (SA 1)              Yes                      Difficult               Difficult
   --------------------------------------- ------------------------ ----------------------- ---------------------
   High speed spot and sweep               Yes                      No                      No
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Consistent productivity                 Yes                      No                      No
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Operational orientation                 Horizontal               Vertical                Vertical
   --------------------------------------- ------------------------ ----------------------- ---------------------
   Waste water treatment                   Complete                 Minimal                 Minimal
   --------------------------------------- ------------------------ ----------------------- ---------------------

    GLOBAL ROBOTICS COMPETITORS The Company also plans to explore other robotic technologies for use in multiple industrial applications worldwide. In this vein, the Company views its competitors as companies that have the capacity to offer global robotics technologies. Companies in this field may include:

    - ASEA BROWN BOVERI (ABB), based in Zurich, Switzerland, is a global technology company focused on knowledge-based businesses, industrial information technology and service. ABB serves customers in power transmission and distribution; oil, gas and petro-chemicals; building technologies; and financial services.

    - OCEANEERING INTERNATIONAL, INC. (OI) (NYSE:OII), based in Houston, Texas, is an advanced applied technology company providing engineering services and hardware to customers who operate in marine, space and other harsh environments. OI supplies a range of technical services to various industries focusing on three business segments including Oilfield Marine Services, Offshore Field Development and Advanced Technologies.

ENVIRONMENTAL REGULATION. The Company currently maintains office facilities in Stuart, Florida and is subject to applicable federal, state and local regulations with respect to such facilities. The Company does not currently own or operate any manufacturing, operating or ship building or repair facilities. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

EMPLOYEES. The Company employs 14 full-time employees and two part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases and occupies 14,000 square feet of space in Stuart, Florida. The average monthly rent for the space is $9,042 and the lease expires October 31, 2005. The space is used for warehousing M2000s, sales and administrative offices and customer support.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is not a party in any pending or, to its knowledge, threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          In October 2000, a majority of Company shareholders acting by written consent elected Jack Gumersell to the Board of Directors to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified to serve.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. The Company has approximately 1230 record holders of its Common Stock.

During the year ended December 31, 2000, the Company sold 578,312 restricted, unregistered shares of common stock in a private placement for aggregate proceeds of $1,420,261 and 1,290 shares of Series B preferred stock in a private offering for aggregate proceeds of $3,225,000. The Company also issued 400,000 restricted, unregistered shares of common stock valued at $800,000 to an investment banking firm for services rendered in the development of a business plan and other services to the Company. For these issuances the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

During the year ended December 31, 2000, the Company believes that it made substantial progress toward development of a commercially-viable robotic hydro blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next year. As such, the Company's primary operational activities in 2000 related to research and development.

Revenue

The revenues generated during the year ended December 31, 2000 were generated from the resale of equipment manufactured by another company, and, as such, should not be considered to be directly the result of Company operations. Revenues were $30,076 for the year ended December 31, 2000, as compared to $0 for the year ended December 31, 1999.

The Company plans to increase the scope of its marketing efforts when it is ready to publicly launch its product. However, the Company still conducts some basic marketing to increase its name recognition in the industry. The Company sponsored a booth at a major maritime industry trade show - the Ship Repair & Conversion show in London in November. The Company also offers information about its products on its website at http://www.ultrastrip.com and is advertising on occasion in limited maritime industry publications, such as Seatrade, Maritime Reporter and Engineering News, and ShipCare.

The Company also plans to hold demonstrations of its robotic systems in Pittsburgh, Pennsylvania in February 2001, which it hopes will facilitate the signing of a contract to work with the U.S. Navy to perform non-skid coatings removal services on the deck of a U.S. Navy aircraft carrier.

With these marketing efforts and future successful demonstrations of its product, the Company believes that it will be positioned to negotiate equipment purchase contracts with interested shipyards worldwide and contracts to perform coatings removal services on a per-ship, per-square foot basis for shipyards and ship managers and owners, including the U.S. government and foreign governments. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of technical support and maintenance packages, as well as spare parts and accessories to those shipyards that have purchased and installed robotic hydro blasting systems. However, no such maintenance or supply arrangements or commitments have been entered into by the Company to date.

Operating Expenses

Operating expenses increased from $848,266 for the year ended December 31, 1999 to $3,328,732 for the year ended December 31, 2000, due largely to $1,013,291 in expenses for research & development conducted at the National Robotics Engineering Consortium at Carnegie Mellon University. This compares to $0 spent for research & development during 1999. Consulting expenses also contributed to the increase in operating expenses. Consulting expenses increased to $747,647 in the year ended December 31, 2000 from $154,988 in the year ended December 31, 1999, due primarily to an increase in engineering services, the Company's contract with Projects International to help identify strategic partners in Asia, and the Company's engagement of an investment banking firm. Salaries and wages expense, including salaries to officers which is shown below Development Stage Expenses on the Statement of Losses, totaled $546,295 for the year ended December 31, 2000, as compared to $366,731 for the year ended December 31, 1999. This increase is the result of the hiring of additional full-time employees.

Loss from Operations

The Company continues to recognize losses from its operations. Loss from operations in the year ended December 31, 2000 was $4,421,566 as compared to $1,265,991 for 1999. This increase in losses is primarily due to the increase in operating expenses described above, as well as an increase in depreciation and amortization expenses, from $0 in the year ended December 31, 1999 to $703,144 in the year ended December 31, 2000.

Interest Expense

Interest expense totaled $18,065 for the full year 2000, compared to $6,248 for the full year 1999.

Net Loss

Net loss was $4,653,765 for the year ended December 31, 2000, compared to $1,272,239 for the year ended December 31, 1999. Losses per share were $0.1172 and $0.1073 in 2000 and 1999, respectively.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenue

The Company did not generate any revenues during the year ended December 31, 1999. Revenues were $0 for both the year ended December 31, 1999 and the nine months ended December 31, 1998.

Operating Expenses

Operating expenses increased from $507,183 for the partial year ended December 31, 1998 to $848,266 for the year ended December 31, 1999. This increase was due largely to: $117,621 in advertising expenses for the year ended December 31, 1999, up from $39,199 in the nine months ended December 31, 1998; an increase in travel expenses from $24,444 in the nine months ended December 31, 1998 to $133,330 in the year ended December 31, 1999; and an increase in insurance expenses from $1,672 in the nine months ended December 31, 1998 to $49,147 in the year ended December 31, 1999.

Officer salaries, separately from the above operating expenses, increased from $111,970 in the nine months ended December 31,1998 to $417,725 for the year ended December 31, 1999. This increase reflects the addition of three officers to the senior management team.

Loss from Operations

Loss from operations in the year ended December 31, 1999 was $1,265,991 as compared to $507,183 for the prior year. This increase in losses is primarily due to the increase in operating expenses described above.

Interest Expense

Interest expense totaled $6,248 for the full year 1999, compared to $0 for the partial year 1998.

Net Loss

Net loss was $1,272,239 for the year ended December 31, 1999, compared to $507,183 for the nine months ended December 31, 1998. Losses per share were $0.1073 and $0.0567 in the full and partial years 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of December 31, 2000, the Company's cash and cash equivalents on hand were $300,304, compared to $59,970 as of December 31, 1999. This increase was primarily due to the sale of restricted, unregistered shares of common stock and restricted, unregistered shares of preferred stock, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

During the year ended December 31, 2000, the Company repaid $97,881 of long term debt from a significant shareholder. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate amount of $517,893 are unsecured, non-interest bearing, and due upon demand.

Also during the year ended December 31, 2000, the Company sold 578,312 restricted, unregistered shares of common stock in a private placement for aggregate proceeds of $1,420,261 and 1,290 shares of Series B preferred stock in a private offering for aggregate proceeds of $3,225,000. The Company also issued 400,000 restricted, unregistered shares of common stock valued at $800,000 to an investment banking firm for services rendered in the development of a business plan and other services to the Company.

Net cash used by operating activities was $2,641,991 for the year ended December 31, 2000, compared to $699,125 for the year ended December 31, 1999. The Company's capital expenditures decreased slightly from $1,901,059 in the year ended December 31, 1999 to $1,584,391 in the year ended December 31, 2000. The Company currently leases its headquarters facility and is planning to lease an additional facility adjacent to its current location for manufacturing and warehouse operations, and may consider purchasing one or both of these facilities if favorable terms are presented. In addition, the Company may invest in certain machine tools and equipment to enable it to manufacture critical components of its robotic systems. In total, the Company estimates that aggregate capital expenditures over the next twelve months may be as much as $2,000,000.

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $1,013,291 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development.

Management estimates the Company's cash needs to fund its operations over the next twelve months to be approximately $3,780,000, in addition to the $300,304 of cash and cash equivalents on hand as of December 31, 2000. There can be no assurance that additional financing or other sources of funds sufficient to meet the operating needs of the Company, including its expected funding needs over the next twelve months, will be available to the Company.

In the event that the Company is unable to obtain the requisite funds to continue its operations as planned, it will be necessary for the Company to curtail its expenditures and refocus its business plan with a view toward containing costs and obtaining additional revenues. Specific actions to this end might include a reduction in staff and research and development and marketing expenditures. There can be no assurance, however, that such cost reductions will be achieved. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern. See Note 17 to Financial Statements.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's financial statements are contained in this Report beginning at page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by, and serve at the discretion of, the Board of Directors. The Company's current directors and officers are as follows:

WILLIAM A. OWENS, Chairman of the Board of Directors (61). Retired Admiral Owens serves Teledesic LLC as vice-chairman and co-chief executive officer. He joined Teledesic in August 1998 from Science Applications International Corp., where he was vice chairman, president and chief operating officer since 1996. Prior to that, he served as Vice Chairman of the Joint Chiefs of Staff, appointed by President Clinton in March 1994. Admiral Owens received a bachelor's degree in mathematics from the U.S. Naval Academy in 1962, bachelor's and master's degrees in politics, philosophy and economics from Oxford University between 1970 and 1972 and a master's degree in management from George Washington University in 1974.

ROBERT O. BARATTA, President, Co-Chief Executive Officer and Vice Chairman of the Board of Directors (60). Dr. Baratta served the Company as part-time co-chief executive officer from December 2000 to June 2001 and became full-time co-chief executive officer in July 2001. Dr. Baratta is the chairman of FPIC Insurance Group Inc. (NASDAQ: FPIC), a Florida-based multi-line insurance carrier. He founded and chaired Stuart Hatteras Inc., the largest Hatteras dealer in the world, has developed professional office real estate projects, and owns a property management firm and a yacht charter business. Until recently, Dr. Baratta practiced ophthalmology in Stuart, Florida and remains the founder and majority shareholder in The Surgery Center of Stuart, a multispecialty ambulatory surgery center. Dr. Baratta received his bachelors degree from St. Peter's College in 1962 and his medical degree from Columbia University in 1966. He completed his residency in ophthalmology at Vanderbilt University School of Medicine.

JOHN P. ODWAZNY, Senior Vice President, Co-Chief Executive Officer and Director
(44). Mr. Odwazny was a Senior Sales Executive at AKZO Nobel/International Paint, the world's largest chemical and coatings company, where he managed the South Florida and Caribbean region, before joining the Company on March 1, 2001. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an Advisory Board for the National Association of Corrosion Engineers. Mr. Odwazny received his bachelors degree from Florida State University in 1978.

DENNIS E. MCGUIRE, Chief Technology Officer, Director of Sales and Director
(50). Mr. McGuire formed Amclean Inc. in 1992 as the world's first ultrahigh pressure waterjetting contractor in the marine industry and assigned his original patented invention to that company, which Amclean assigned to the Company in December 1999. Mr. McGuire has traveled extensively throughout the world performing contract services at shipyards and has given educational seminars to various navies and shipyards on the benefits of ultrahigh pressure waterjetting as an environmentally safer alternative to grit blasting for removing coatings from the hulls of ships. He left Amclean in early 1998 to start the Company. Mr. McGuire received his associate of science degree from Miami-Dade Community College in 1974.

JOHN E. BARES, PHD., Director (37). Dr. Bares is a Senior Research Scientist at Carnegie Mellon University's Robotics Institute and the Director of its National Robotics Engineering Consortium. His research focuses on robots for hazardous environments. Dr. Bares received his bachelors degree in 1985, his masters degree in 1987 and his doctorate in civil engineering in 1991 from Carnegie Mellon. Prior to returning to Carnegie Mellon, he served as a visiting research scientist at Mitsubishi Heavy Industries.

R. GERALD BUCHANAN, Director (53). Mr. Buchanan is Managing Director of Wallem Shipmanagement Ltd., one of the largest ship management companies in the world. Previously, from 1990-1996 he served as Director of Engineering at Canada Steamship Lines. From 1969-1990 he held various positions of increasing responsibility at Denholm Shipmanagement.

JEAN-MICHEL COUSTEAU, Director (62). Mr. Cousteau, the son of the late environmentalist and ocean pioneer Jacques Cousteau, has spent his life exploring and researching the world's oceans. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea Museum in Long Beach, California. He designed and developed the Parc Oceanique Cousteau in Paris. In the mid 1960's he collaborated in the award-winning television series THE UNDERSEA WORLD OF JACQUES COUSTEAU. Currently Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES TIMES SYNDICATE. Mr. Cousteau graduated from the Paris School of Architecture in 1960.

FRANK R. ESPOSITO, Director (83). Mr. Esposito is a retired automotive industry executive. He sold American Lacquer & Solvents Co. Inc. in 1986, a leading automobile paint manufacturer of Amer-Flint, which he had owned since 1976. He served as a director of the Florida Paint & Coatings Association from 1979 through 1987 and served as regional vice president of the National Paint & Coatings Association from 1982 through 1983, where he was also a member of the Steering Committee and the Marine Coatings Committee. Currently Mr. Esposito is a trustee emeritus of St. Thomas University and a trustee of the University Community Hospital (Tampa), the Asthma and Allergy Foundation of Florida and other charitable institutions. He received his bachelors degree in economics from the University of Villanova in Cuba in 1950.

JOHN M. GUMERSELL, Director (55). Mr. Gumersell serves as president and chief executive of Lucent Technologies Consumer Products L.P. Previously, from 1997-1998 he served as senior vice president and chief financial officer of Philips Consumer Communications. From 1975-1997 he held various positions of increasing responsibility at AT&T and then Lucent Technologies. Mr. Gumersell received his bachelors degree in accounting and economics from Rutgers University in 1980 and his masters degree in management from Pace University in 1982.

GORDON G. KULJIAN, Director (40). Mr. Kuljian serves as vice president-operations for Chemstar Urethanes Inc. Previously, he served as a Senior Engineer and the Operations Manager for Coatings Services at Corrpro Companies Inc. He has over 15 years of experience in the field of corrosion control by protective coatings, surface preparation and coatings formulation and application and has lectured and written scholarly articles in the field. Mr. Kuljian received his bachelors degree in chemical engineering from Northwestern University in 1982.

T. JOSEPH LOPEZ, Director (61). Retired Admiral Lopez is employed by Halliburton Company as the chief operating officer of the North and South America and U.S. Government Projects Worldwide for its Brown & Root Services division. Previously he served in the U.S. Navy, including a tour as both Commander in Chief of U.S. Naval Forces (Europe) and Commander in Chief of Allied Forces (Southern Europe). During his naval career he was awarded two Defense Distinguished Service Medals, among other accolades. Currently he serves on the Department of Defense Policy Board, the Armed Forces Benefit Association Board and as a trustee of both the National Youth Science Foundation and the Center for Naval Analyses. He received a bachelors degree in International Relations from Potomac State College in 1972, and a masters degree in business management from the U.S. Naval Postgraduate School in 1973.

JACQUELINE K. MCGUIRE, Senior Vice President-Administration and Secretary (38). Mrs. McGuire, the wife of Dennis McGuire, has served as chairman of the board of Amclean Inc. since 1992. Mrs. McGuire has traveled extensively to Europe to negotiate with equipment manufacturers on pricing, delivery and terms. Mrs. McGuire received her bachelor's degree in business administration from Barry College in 1984.

SCOTT R. BARATTA, Senior Vice President-Finance (31). Before joining the Company in December 2000, Mr. Baratta, son of Robert Baratta, served as Senior Manager in the Strategy Practice Group at MarchFirst, an Internet consulting firm. From 1996-99, he worked in the Business and Strategic Planning department of Frito-Lay Company. Mr. Baratta received his bachelors degree in history from the University of Virginia in 1991 and an MBA from The Wharton School in 1996.

MICHAEL R. DONN, Managing Director and Treasurer (53). Mr. Donn, brother of Jacqueline McGuire, is immediate past president of the Miami-Dade County Fire Fighters Association, a 1700-member employee association for which he also served as vice president and treasurer since 1982. Prior to that he ran the day to day operations of Dade Oil Company from 1978-1980. Mr. Donn received associates degrees in the arts and in the sciences (Fire Administration) from Miami-Dade Community College in 1976 and 1978, respectively.

KEVIN P. GRADY, Director of Contract Services (49). Mr. Grady co-founded the Company after working with Dennis and Jacqueline McGuire at Amclean. He is responsible for contractor operations and personnel. Previously he owned and operated an air conditioning sales and service company.

MICHAEL CRISTOFORO, Director of Investor Relations (48). Mr. Cristoforo co-founded the Company and has been responsible for investor sourcing and relations since inception. Since 1986 he has owned and operated an automobile body shop, bringing him familiarity with metal corrosion and sand-blasting. Mr. Cristoforo received an associates degree in business management from Bronx Community College in 1972.

LESLIE NASH, General Manager of Product Manufacturing (45). Mr. Nash worked as a Project Engineer with Eastern Technical Services performing ISO 9000 internal audits and developing product production schedules from February 2000 until joining the Company in March 2001. Previously he served as Director of Operations at HQLC Inc. and as a machinist at Pratt & Whitney Aircraft.

ADVISORY BOARD. The Company's Board of Directors established an Advisory Board in June 2000. David M. Ransom serves as its chairman, along with Advisory Board members George R. Sterner, Eugene C. Rainis and Stephen R. Johnson.

Mr. Ransom served as U.S. Ambassador to Bahrain from 1994-1997, upon the conclusion of which he received the Defense Distinguished Service Medal. Previously he headed the U.S. State Department office of Turkey, Greece and Cyprus in the Bureau of European Affairs, and was an embassy official in Yemen, the United Arab Emirates and Syria. Mr. Ransom earned a bachelors degree from Princeton University in 1960 and a masters degree from Johns Hopkins School of Advanced International Studies in 1962. Since his retirement from public service in 1997, Mr. Ransom has engaged in international consulting on Persian Gulf matters through his firm D.M. Ransom Associates.

Retired Vice Admiral Sterner spent 37 distinguished years with the U.S. Navy, concluding as the Commander of Naval Sea Systems, until his retirement in April 1998. He then joined Walt Disney Co. and directed the technical aspects and delivery preparations for the MS Disney Wonder cruise ship. Admiral Sterner received a bachelors degree in aerospace engineering from Penn State University in 1962 and a masters degree in operations research from the Naval Postgraduate School in 1964.

Mr. Rainis is a General Partner of Brown Brothers Harriman & Co., the banking, brokerage and financial advisory firm where he has worked since 1965. From 1972 through 1996 his main responsibility was supervising the firm's fixed income business. He is chairman of the board of both the Jefferson Insurance Company and the Monticello Insurance Company. He received his bachelors degree in economics from Fordham College in 1962 and an MBA from The Wharton School in 1964.

Mr. Johnson serves as vice-president, chief consultant and strategic analyst for Ocean Development Company, a cruise ship construction company. From 1997-1998 he served as president of Marine Management Consultants L.C., and from 1994-1996 as president and from 1991-1994 as vice-president of Atlantic Marine Inc. Before that he worked at Bethlehem Steel Corporation's Sparrows Point Shipyard as a Senior Manager from 1987-1990. Mr. Johnson received his bachelors degree in Marine Transportation from the State University of New York Maritime College in 1968.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

No Form 3, 4 or 5 was filed by any director, officer or beneficial owner of more than ten percent of any of the Company's equity securities during fiscal year 2000 as these individuals were unaware of the Company's status as a public company and their resulting reporting obligations pursuant to the United States Securities and Exchange Act of 1934. The Company intends to assist its directors, officers and ten percent shareholders in complying with their Exchange Act reporting obligations henceforth.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table displays information concerning compensation paid or accrued for the fiscal year ended December 31, 1998, 1999 and 2000, for the benefit of our named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG-TERM COMPENSATION
                                                                        ----------------------
                                                   ANNUAL COMPENSATION                               ALL OTHER
                                                   -------------------  SECURITIES UNDERLYING     COMPENSATION(3)
NAME AND PRINCIPAL POSITION(S)        FISCAL YEAR      SALARY ($)          OPTIONS (#S)(2)         STOCK (#S)
------------------------------        -----------  -------------------  ---------------------     ---------------
Robert O. Baratta(1)                     2000                       --          500,000               100,000
President, Co-Chief Executive            1999                       --               --
Officer and Vice Chairman                1998                       --               --

Dennis McGuire                           2000                  260,000               --
Chief Technology Officer,                1999                  260,000          400,000
Director of Sales and Director           1998                   97,500               --

Jacqueline K. McGuire                    2000                  130,000               --
Senior Vice President -                  1999                  104,000          200,000
Administration and Secretary             1998                   58,500               --


-------------

(1) Mr. Baratta began serving as Chief Executive Officer on a part-time basis in December 2000 and became full-time Co-Chief Executive Officer in July 2001. John P. Odwazny, who joined the Company in March 2001, also serves as Co-Chief Executive Officer.

(2) Prior to December 2000, Mr. Baratta served as an outside director of the Company and, as noted above under "Compensation of Directors" received grants for options to purchase an aggregate of an additional 450,000 shares of the Company's Common Stock.

(3) Mr. Baratta received a one-time stock grant of 100,000 shares of the Company's common stock.

                            OPTION GRANTS DURING 2000

The following tables show, as to the named executive officers, certain information concerning stock options:


                                              % OF
                                              TOTAL
                                             OPTIONS                                  POTENTIAL REALIZABLE VALUE
                                NUMBER OF    GRANTED                                     AT ASSUMED RATES OF
                               SECURITIES       TO                                     STOCK PRICE APPRECIATION
                               UNDERLYING   EMPLOYEES                                     FOR OPTION TERM(1)
                                OPTIONS     IN FISCAL     EXERCISE     EXPIRATION     --------------------------
NAME                            GRANTED        YEAR     PRICE ($/SH)      DATE            5%             10%
----------------               ----------   ----------  ------------   ----------     ----------     -----------
Robert O. Baratta              500,000         71%         $3.00       12/31/2005       $414,422      $915,765

--------------------
(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. These assumptions are not intended to forecast future appreciation of our stock price. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

The table below sets forth information for each Named Executive Officer with regard to the aggregate stock options held at December 31, 2000. No stock options were exercised by any of the Named Executive Officers during 2000.


                                               NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                              UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT FY-END
                                               OPTIONS AT FY-END (#)                       ($)(1)
                                            -----------------------------      -------------------------------
 NAME                                       (EXERCISABLE - UNEXERCISABLE)       (EXERCISABLE - UNEXERCISABLE)
 -----------------                          -----------------------------      -------------------------------
 Robert O. Baratta                             950,000              0              225,000              0
 Dennis McGuire                                400,000              0              450,000              0
 Jacqueline K. McGuire                         200,000              0              391,500              0



--------------------
Based on the offering price per share of $3.00 as of December 31, 2000.

EMPLOYMENT AGREEMENTS

ROBERT O. BARATTA. In December 2000, the Company entered into a part-time employment agreement with Mr. Baratta ending June 30, 2001, which provided for a salary of $105,000, a stock grant of 100,000 shares of the Company's common stock, a stock option to acquire 500,000 shares of the Company's common stock at an exercise price of $3.00 per share through December 31, 2005, and payment of normal business expenses.

JACQUELINE K. MCGUIRE. In February 2001 the Company entered into an employment agreement with Ms. McGuire ending December 31, 2003, which currently provides for an annual salary of $150,000, a stock grant of 150,000 shares of the Company's common stock incentive bonuses, a stock option to acquire 300,000 shares of the Company's common stock, at an exercise price of $3.00 per share exercisable at intervals through December 31, 2010, and payment of normal business expenses.

COMPENSATION OF DIRECTORS

The Company does not compensate members of the Board of Directors for their services in such capacity. The Company's shareholders adopted a 1999 Outside Directors Stock Option Plan at the annual meeting of shareholders on August 14, 1999. The plan created a pool of 500,000 (now 2,000,000) shares of Common Stock optionable in the discretion of the Board to directors of the Company who are not employed by the Company.

The following table shows all compensation paid to outside directors in 2000:


                                               CASH COMPENSATION                         SECURITY GRANTS
                                   --------------------------------------  ----------------------------------------
                                                                                                      NUMBER OF
                       ANNUAL                             CONSULTING           NUMBER                 SECURITIES
                      RETAINER            MEETING          FEE/OTHER             OF                   UNDERLYING
NAME                   FEE ($)           FEES ($)          FEES ($)            SHARES (#)          OPTIONS/SARS (#)
--------------        --------           --------         ----------           ----------          ----------------
R.O. Baratta              0                2000               0                    --                   250,000
J.P. Odwazny              0                2000               0                    --                         0
D.E. McGuire              0                   0               0                    --                         0
W.A. Owens                0                   0               0                    --                   500,000
J.E. Bares                0                2000               0                    --                         0
R.G. Buchanan             0                   0               0                    --                         0
J.M. Cousteau             0                2000               0                    --                         0
F.R. Esposito             0                2000               0                    --                   200,000
J.M. Gumersell            0                   0               0                    --                   200,000
G.G. Kuljian              0                2000               0                    --                   200,000
T.J. Lopez                0                   0               0                    --                         0


The board of directors had one meeting during 2000.

STOCK PLAN

The UltraStrip Systems, Inc. 2000 Long Term Incentive Program (the "Plan") adopted by the Company in August 2000 was designed to encourage selected employees of the Company to acquire a proprietary and vested interest in the growth and performance of the Company to generate an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of shareholders, and to enhance the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Plan fixed a total of 4,000,000 shares of common stock available for awards during its five-year term. The Plan provides that awards to employees who are, or are likely to be, "covered employees" under the Internal Revenue Code may be made subject to the achievement of certain performance goals in order for the compensation to such employees to qualify as "performance-based compensation" under the Code, and therefore be deductible for federal income tax purposes by the Company.

The Plan is discretionary and based on Company financial performance. It permits the granting of any or all of the following types of awards: (i) stock options, including incentive stock options under the Code, (ii) stock appreciation rights, in tandem with stock options or free-standing, (iii) restricted stock,
(iv) performance shares conditioned upon meeting performance criteria, and (v) other awards of stock or awards valued by reference to stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person owning more than five percent, (ii) each director and officer, and (iii) officers and directors as a group:

OWNER                                  COMMON SHARES(3)          PERCENTAGE
-----                                  ----------------          ----------

Dennis E. McGuire(1)                        7,541,991                18.35
Kevin P. Grady                              7,231,394                17.60
John Caperton(6)                            2,035,556                 4.95
Michael Cristoforo(7)                       1,176,666                 2.86
Robert O. Baratta(1)(2)                       500,000(4)              1.22
Frank R. Esposito(1)                          459,926                 1.12
John P. Odwazny(1)(2)                         451,112                 1.10
Jacqueline K. McGuire(2)                      239,108                  .58
Jean-Michel Cousteau(1)                       200,000                  .49
Michael R. Donn(2)                            125,000                  .30
R. Gerald Buchanan(1)                          50,000                  .12
John M. Gumersell(1)                           20,000                  .05
Scott R. Baratta(2)                            50,000(4)               .12
John E. Bares(1)                                    0                   --
Gordon G. Kuljian(1)                                0                   --
William A. Owens(1)                                 0                   --
T. Joseph Lopez(1)                                  0                   --
Officers and directors as a group           9,637,137                23.45
(14 persons)

-----------
(1)  A director
(2)  An officer
(3)  Does not include common shares underlying options and warrants
(4) Does not include common shares underlying shares of Series A and/or Series B Preferred Stock.
(5)  Includes 311,112 common shares owned by Mr. Odwazny's wife.
(6)  Former director
(7)  Significant employee

The business address of each of the owners is c/o UltraStrip System, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has contractual arrangements with parties related to each of directors Bares, Buchanan, Cousteau and Lopez and Advisory Board Chairman Ransom. The Company has engaged in loan transactions with director McGuire and executive employee Grady.

Dr. Bares serves as the director of the National Robotics Engineering Consortium
(NREC) at Carnegie Mellon University. The Company and NREC have entered into a development agreement whereby NREC develops technologies based on the Company's original robotic stripping concept. The Company paid $1,013,091 to NREC in 2000 pursuant to the development agreement.

Mr. Buchanan serves as Managing Director of Wallem Shipmanagement Ltd. The Company and Wallem have entered into a strategic alliance pursuant to which Wallem provides marketing and management services to the Company for a fee and commission based on business generated.

Mr. Cousteau serves as the President of Ocean Futures Society, a non-profit organization that receives 2% of revenues generated by the Company pursuant to an agreement between the parties.

Retired Admiral Lopez serves as Chief Operating Officer of Brown & Root Services. The Company and Brown & Root Services have agreed to work together to convert shipyards throughout the world to the Company's robotic technologies.

Through his firm, D.M. Ransom Associates, Mr. Ransom provides international consulting services to the Company. The Company engaged Mr. Ransom's firm to seek investors and solicit potential clients in the Middle East and elsewhere as designated by the Company. Mr. Ransom is eligible to receive a commission for the business he generates for the Company, as well as a fixed sum when requested to travel on the Company's behalf.

Other than normal trade payables, the Company is indebted to Dennis and Jacqueline McGuire in the amount of $106,219 and Kevin Grady in the amount of $517,893 for sums they lent the Company over the course of 2000. Such debt is payable upon demand. Although no interest is accruing on the debt, in the event that payment is not made within five days of demand, interest shall begin accruing at the prime rate.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.


EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB").
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB
10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 6.1 to the
                                                                            Form 10-SB
10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 6.2 to the
                                                                            Form 10-SB
10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 6.3 to the
                                                                            Form 10-SB
10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 6.4 to the
                                                                            Form 10-SB
10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 6.5 to the
                                                                            Form 10-SB
10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 6.6 to the
                                                                            Form 10-SB
10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 6.7 to the
                                                                            Form 10-SB
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 6.8 to the
                     University Robotics Institute                          Form 10-SB
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 6.9 to the
                     Shipmanagement Ltd.                                    Form 10-SB
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 6.10 to
                                                                            the Form 10-SB


EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 6.11 to
                     Inc.                                                   the Form 10-SB
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 6.12 to
                                                                            the Form 10-SB
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 6.13 to
                                                                            the Form 10-SB


(b) REPORTS ON FORM 8-KSB. No reports were filed on Form 8-KSB during the fourth quarter of 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ULTRASTRIP SYSTEMS, INC.

Date:    July 26, 2001               /s/ ROBERT O. BARATTA
                                     ------------------------------------------
                                     President, Co-Chief Executive Officer
                                     And Vice Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                        DATE
---------                                                     -----                        ----
--------------------------------         Chairman                                          July __, 2001
William A. Owens

/s/ ROBERT O. BARATTA                    Vice Chairman, President and Co-Chief Executive   July 26, 2001
--------------------------------         Officer
Robert O. Baratta

/s/ JOHN E. BARES                        Director                                          July 26, 2001
--------------------------------
John E. Bares

--------------------------------         Director                                          July __, 2001
R. Gerald Buchanan

/s/ JEAN-MICHEL COUSTEAU                 Director                                          July 26, 2001
--------------------------------
Jean-Michel Cousteau

/s/ FRANK R. ESPOSITO                    Director                                          July 26, 2001
--------------------------------
Frank R. Esposito

--------------------------------         Director                                          July __, 2001
John M. Gumersell

--------------------------------         Director                                          July __, 2001
Gordon G. Kuljian

--------------------------------         Director                                          July __, 2001
T. Joseph Lopez

/s/ DENNIS E. MCGUIRE                    Director                                          July 26, 2001
------------------------------
Dennis E. McGuire

/s/ JOHN P. ODWAZNY                      Director                                          July 26, 2001
-------------------------------
John P. Odwazny



                            Ultrastrip Systems, Inc.
                         (A Development Stage Company)
                              Financial Statements
                           December 31, 2000 and 1999

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index

                                                                    Page No.

Independent Auditors' Report                                         F-1

Balance Sheets                                                       F-2

Statements of Loss                                                   F-4

Statement of Changes in Stockholders' Equity                         F-5

Statements of Cash Flows                                             F-6

Notes to the Financial Statements                                    F-7

                             BARRY I. HECHTMAN, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                   MEMBER OF:
                     FLORIDA AND AMERICAN INSTITUTE OF CPAS
                   PRIVATE COMPANIES AND SEC PRACTICE SECTIONS

8100 SW 81 DRIVE                                    TELEPHONE:  (305)  270-0014
SUITE 210                                                 FAX:  (305)  598-3695
MIAMI, FLORIDA  33143-6603                           EMAIL:  BIHCPAL123@AOL.COM

                          INDEPENDENT AUDITORS' REPORT

         To the Board of Directors of
         Ultrastrip Systems, Inc.


         We have audited the accompanying balance sheets of Ultrastrip Systems, Inc. (a Florida corporation) as of December 31, 2000 and 1999, and the related statements of loss, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ultrastrip Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, under existing circumstances, there is substantial doubt about the ability of Ultrastrip Systems, Inc. to continue as a going concern at December 31, 2000. Management's plans in regard to that matter also are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As discussed in Note 2 to the financial statements the Company changed its method of accounting for the patent value to comply with Securities and Exchange Commission Staff Accounting Bulletin No. 48.

         /s/ B I HECHTMAN, P.A.
         ---------------------------
         Barry I Hechtman, P.A.

         March 15, 2001

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,

                                                          2000         1999
                                                          ----         ----
                                     ASSETS

CURRENT ASSETS
   Cash & Cash Equivalents                             $  300,304   $   59,970
   Prepaid Expenses                                             0       12,903
                                                       ----------   ----------
     TOTAL CURRENT ASSETS                              $  300,304   $   72,873

   NET PROPERTY AND EQUIPMENT                           3,025,961    2,138,951

OTHER ASSETS:
   Deposits                                                 4,066        4,066
   Patent, Net of Amortization of $5,764 in 2000 and
     $0 in 1999                                            89,345       95,109
                                                       ----------   ----------
     TOTAL OTHER ASSETS                                    93,411       99,175
                                                       ----------   ----------
TOTAL ASSETS                                           $3,419,676   $2,310,999
                                                       ==========   ==========








                 See accompanying notes and accountants' report

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                                  DECEMBER 31,


                                                                                    2000           1999
                                                                                -----------    -----------
                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Accounts Payable - Trade                                                     $   549,851    $    93,029
   Payroll Taxes Payable                                                             73,943         25,620
   Accrued Officer Wages                                                            186,643        195,761
   Loans Payable                                                                          0         75,000
   Note Payable - current portion                                                     9,438          4,244
                                                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                                                  $   819,875    $   393,654

LONG TERM DEBT:
   Loans Payable Shareholders                                                       517,893        615,774
   Notes Payable                                                                     78,879         90,038
                                                                                -----------    -----------
     TOTAL LONG TERM DEBT                                                           596,722        705,812
                                                                                -----------    -----------
     TOTAL LIABILITIES                                                          $ 1,416,647    $ 1,099,466

COMMITMENT AND CONTINGENCIES

Redeemable convertible, Series A preferred stock $0.01 par value; 250 shares authorized; 35 and 49 shares issued and outstanding -- liquidation value of
   $1,058,750 and $1,313,125 at December 31, 2000 and 1999 respectively                   1              1
Redeemable convertible, Series B preferred stock $0.01 par
   value; 4,000 shares authorized; 1,083 and 0 shares issued and outstanding -
   liquidation value of $3,375,000 and $0 at December 31, 2000 and 1999
   respectively                                                                          11              0
Redeemable warrants, 11,993,800 and 8,993,800 authorized,
   issued and outstanding at December 31, 2000 and 1999
   respectively                                                                          --             --

COMMON STOCKHOLDERS' EQUITY

Common Stock-$0.01 par value; 100,000,000 shares authorized;
   40,027,033 and 38,539,876 shares issued and outstanding
   December 31, 2000 and 1999                                                       400,270        385,399
Paid in Capital Surplus                                                           8,035,934      2,605,555
Deficit Accumulated During the Development Stage                                 (6,433,187)    (1,779,422)
                                                                                -----------    -----------
   TOTAL COMMON STOCKHOLDERS' EQUITY                                              2,003,017      1,211,532
                                                                                -----------    -----------
TOTAL LIABILITIES AND COMMON STOCKHOLDERS' EQUITY                               $ 3,419,676    $ 2,310,999
                                                                                ===========    ===========






                 See accompanying notes and accountants' report

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS


                                                                                               FOR THE PERIOD
                                                                FOR THE YEAR ENDED               04/02/1998
                                                         ---------------------------------     (INCEPTION) TO
                                                          12/31/2000            12/31/1999       12/31/2000
                                                         -----------           -----------     --------------
SALES                                                    $    30,076           $         0       $    30,076
COST OF SALES                                                 29,766                     0            29,766
                                                         -----------           -----------       -----------

GROSS PROFIT                                                     310                     0               310
DEVELOPMENT STAGE EXPENSES                                 3,328,732               848,266         4,684,181
DEPRECIATION AND AMORTIZATION                                703,144                     0           703,144
OFFICER SALARIES                                             390,000               417,725           807,725
                                                         -----------           -----------       -----------
LOSS FROM OPERATIONS                                      (4,421,566)           (1,265,991)       (6,194,740)
INTEREST EXPENSE                                              18,065                 6,248            24,313
LOSS FROM DISPOSED ASSETS                                    214,134                     0           214,134
                                                         -----------           -----------       -----------
LOSS BEFORE TAXES                                         (4,653,765)           (1,272,239)       (6,433,187)
PROVISION FOR INCOME TAXES
                                                         -----------           -----------       -----------
NET LOSS                                                 $(4,653,765)          $(1,272,239)      $(6,433,187)
                                                         ===========           ===========       ===========
NET LOSS PER COMMON SHARE
(basic & diluted)                                        $    (.1172)          $    (.1073)
                                                         ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                39,724,685            11,767,813
                                                         ===========           ===========


                 See accompanying notes and accountants' report

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        FROM APRIL 2, 1998 (INCEPTION) TO
                                DECEMBER 31, 2000

                                                SERIES B
                               SERIES A        CONVERTIBLE
                             CONVERTIBLE        PREFERRED
                           PREFERRED STOCK        STOCK             COMMON STOCK
                              PAR VALUE         PAR VALUE            PAR VALUE                           DEFICIT
                                 $.01              $.01                 $.01                           ACCUMULATED      TOTAL
                           ---------------   ---------------  -----------------------     ADDITIONAL   DURING THE       STOCK-
                                                                                           PAID-IN     DEVELOPMENT     HOLDERS'
                           SHARES   AMOUNT   SHARES   AMOUNT    SHARES       AMOUNT        CAPITAL        STAGE         EQUITY
                           ------   ------   ------   ------  ----------   ----------     ----------   -----------   ----------
Restricted, unregistered
  common stock issued for
  services at  inception                                       8,264,188     $ 82,642     $       --                     82,642
Restricted, unregistered
  common stock issued                                            883,967        8,840        653,330                    662,170
Restricted, unregistered
  common stock issued                                             76,340          763        190,087                    190,850
Net loss at December 31,
  1998                                                                                                    (507,183)    (507,183)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  1998                         --       --       --       --   9,224,495       92,245        843,417      (507,183)     428,479

  Restricted, Unregistered
   Common Stock issued for
   Services                                                       41,000          410        170,560                    170,970
Preferred Stock Issued         62        1                                                 1,549,999                  1,549,999
Common Stock Issued                                               41,474          415        300,299                    300,714
Conversion of Preferred
   Stock                      (13)      (0)                       78,000          780           (780)                        --
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Totals prior to stock split    49        1                     9,384,969       93,850      2,863,495                  2,450,162
Stock Split (4 for 1)                                         28,154,907      281,549       (281,549)                        --
Purchase of Patent                                             1,000,000       10,000         23,609                     33,609
Net Loss December 31, 1999                                                                              (1,272,239)  (1,272,239)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  1999                         49        1                    38,539,876      385,399      2,605,555    (1,779,422)   1,211,532

Conversion of Preferred
  Stock                       (14)      (0)                      336,000        3,360         (3,360)                        --
Preferred Stock Issued                        1,290       13                               3,224,987                  3,224,987

Conversion of Preferred
  Stock                                        (207)      (2)    172,845        1,728         (1,726)                         2

   Restricted,
    Unregistered Common
    Stock issued for
    Services                                                     400,000        4,000        796,000                    800,000
Common Stock Issued                                              578,312        5,783      1,414,478                  1,420,261

Net Loss December 31, 2000                                                                              (4,653,765)  (4,653,765)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  2000                         35        1    1,083       11  40,027,033      400,270      8,035,934    (6,433,187)   2,003,018


                 See accompanying notes and accountants' report

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS



                                                                                                 FOR THE PERIOD
                                                                                                   04/02/1998
                                                      FOR THE YEAR         FOR THE YEAR          (INCEPTION) TO
                                                    ENDED 12/31/2000     ENDED 12/31/1999          12/31/2000
                                                    ----------------     ----------------       -----------------
Cash flows from operating activities:
   Net Income (Loss)                                    $(4,653,765)         $(1,272,239)         $(6,433,187)
   Adjustments to reconcile net income to
       net cash utilized by operating
       activities:
       Depreciation and Amortization                        703,144                                   703,144
       Stock issued for services                            800,000              170,970            1,053,612
   Changes in operating assets and liabilities:
       Accounts Payable                                     456,813               87,018              549,851
       Payroll Taxes Payable                                 48,323               20,150               73,934
       Accrued Wages                                         (9,409)             195,761              186,352
       Escrow Receivable                                          0              116,184                    0
       Prepaid Expenses                                      12,903              (12,903)              (1,000)
       Deposits                                                   0               (4,066)              (4,066)
                                                        -----------          -----------          -----------
       Net Cash Utilized by Operating
       Activities:                                       (2,641,991)            (699,125)          (3,871,360)

Cash flows from investing activities:
       Purchase of Intangible Property                            0              (61,500)             (61,500)
       Purchase of Property, Plant &
       Equipment                                         (1,584,391)          (1,839,559)          (3,722,342)
                                                        -----------          -----------          -----------
   Net cash utilized by investing activities             (1,584,391)          (1,901,059)          (3,783,842)

Cash flows from financing activities:
       Origination of unrelated short term debt             (75,000)              75,000                    0
       Origination of unrelated long term debt                    0               96,120               96,120
       Repayment of unrelated long term debt                 (5,665)              (1,837)              (7,502)
       Origination of related long term debt                      0              615,774              615,774
       Repayment of related long term debt                  (97,881)                   0              (97,881)
       Issuance of Preferred Stock                        3,225,000            1,550,000            4,775,000
       Issuance of Common Stock                           1,420,262              300,713            2,573,995
                                                        -----------          -----------          -----------
   Net cash provided from financing activities            4,466,716            2,635,770            7,955,506
                                                        -----------          -----------          -----------
Net Increase in Cash                                        240,334               35,586              300,304

Cash & Equivalents balance at beginning of
   year                                                      59,970               24,384                    0
                                                        -----------          -----------          -----------
Cash & Equivalents balance at December 31,                  300,304               59,970              300,304
                                                        ===========          ===========          ===========
Non-cash Transactions:
   Acquisition of patent through issuance of
   stock                                                                          33,609               33,609
                                                        ===========          ===========          ===========

   Stock issued in exchange for services                    800,000              170,970            1,053,612
                                                        ===========          ===========          ===========



                    See accompanying and accountants' report

ULTRASTRIP SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

This summary of significant accounting policies of Ultrastrip Systems, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Company's Activities and Operating Cycle

Ultrastrip Systems, Inc. (the "Company") was incorporated under the laws of the State of Florida on April 2, 1998.

Development Stage

The Company has operated as a development stage enterprise since its inception by devoting substantially all its efforts to the ongoing development of the Company.

Nature of Business

The Company is engaged in contracting for the performance of paint stripping services to ship owners and dry docks. The Company also infrequently sells equipment to companies in the industry.

Cash and Cash Equivalents

The Company considers cash and all highly liquid investments purchased with an original maturity of less than three months at the date of purchase to be cash equivalents.

Fair Value of Financial Instruments

Carrying amounts of certain of the Company's financial instruments including cash and cash equivalents, accounts receivable, notes receivable, and accrued liabilities approximate fair value because of their short maturities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Property and Equipment

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the other expenses. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the respective assets.


Description                                      Useful Life
Furniture & Fixtures                                7 Years
Machinery & Equipment                               5 Years
Office Equipment                                    5 Years
Automobile and Trucks                               5 Years
Spare Parts                                         5 Years
Leasehold Improvements                             40 Years

Concentrations

Cash and cash equivalents are, for the most part, maintained with Several major financial institutions in the United States. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2000 and 1999 the Company's uninsured cash balance totaled $198,992 and $0 respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards No. 109. Deferred income taxes are provided on temporary differences between book and tax income, arising primarily from the use of differing methods of recognition of start-up costs. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

Patent

The Patent (see Note 3) is being amortized on a straight-line basis over sixteen and one-half (16.5) years. Total amortization for the years ended December 31, 2000 and 1999 was $5,764 and $0.

Revenue Recognition

Revenue recognized in the current period was derived from the sale of equipment.

Advertising

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred.

Advertising costs for the years ended December 31, 2000 and 1999 were $138,805 and 117,622 respectively.

Loss per Share

The Company computes loss per share pursuant to SFAS No. 128, EARNINGS PER SHARE. Weighted average shares outstanding do not include any contingently issuable shares. The dilutive effect of warrants and Series A and Series B convertible preferred stock have not been considered as their effect would be antidilutive for all periods presented (See Notes 8 and 9).

Markets and Economic Risks

The Company's primary source of revenue is generated by providing paint stripping services to shipyards. Therefore, there is an inherent risk that changes in existing technology, worldwide environmental legislation, shipping operations and, changes in painting standards may affect the Company's operations. Also, the application of the technology by the Company is as yet untested in actual day to day operations. Therefore, there is also a risk that the actual operation of the technology in the field may differ from the results obtained under test conditions.

Compensated Absences

Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences and, accordingly, is the Company's policy to recognize the costs of compensated absences when paid to the employees.

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

In SEC Staff Accounting Bulletin No. 48 ("SAB 48") the Securities and Exchange Commission ("SEC") expressed its views on the recording of nonmonetary assets on issuance with capital stock of an enterprise. The Company has re-evaluated the value of the patent recorded in connection with the Company's acquisition of the patent from Amclean, Inc. (a related company) as a result of the Company's reinterpretation of the aforementioned letter. The re-evaluations resulted in a decrease of the purchase price that was assigned to the patent, a decrease in stockholders' common stock equity and, a decrease in the loss reported in the year ended December 31, 2000. Specifically, the Company reduced the amount paid for the patent to $95,109, decreased stockholders' common stock equity recorded from the purchase to $95,109 and, reduced amortization of the patent for the year 2000 to $5,764.

The effects of the adjustments on the Company's previously reported financial statements for the years ended December 31, 2000 and 1999 are as follows:


                                        YEAR ENDED                      YEAR ENDED
                                     DECEMBER 31, 2000              DECEMBER 31, 1999                 SINCE INCEPTION
                               ----------------------------    ---------------------------      ---------------------------
                                 RESTATED       AS REPORTED      RESTATED      AS REPORTED       RESTATED       AS REPORTED
                               ------------     -----------    ------------    -----------     ------------     -----------
Statement of Loss Data:
     Depreciation and
     amortization              $    703,144    $    822,381    $          0    $          0    $    703,144    $    822,381
     Loss from operations      $ (4,421,566)   $ (4,540,803)   $ (1,265,991)   $ (1,265,991)   $ (6,194,740)   $ (6,313,977)
     Net loss                  $ (4,653,765)   $ (4,773,002)   $ (1,272,239)   $ (1,272,239)   $ (6,433,187)   $ (6,552,424)
     Basic & diluted loss
     per share                 $     (.1172)   $     (.1202)   $     (.1073)   $     (.1073)

Balance Sheet Data:
     Patent, net of
     amortization              $     89,345    $  1,936,500    $     95,109    $  2,061,500
     Total other assets        $     93,411    $  1,940,566    $     99,175    $  2,065,566
     Total assets              $  3,419,676    $  5,266,831    $  2,310,999    $  4,277,390
     Paid in capital surplus   $  8,035,934    $ 10,002,326    $  2,605,555    $  4,571,946
     Deficit accumulated
     during the development
     stage                     $ (6,433,187)   $ (6,552,424)   $ (1,779,422)   $ (1,779,422)
     Total common
     stockholders' equity      $  2,003,017    $  3,850,172    $  1,211,532    $  3,177,923



NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, maintenance and repairs are charged to operations. As of December 31, 2000 the Company has completed one robotic paint removal system which includes: two (2) paint stripping robots and all ancillary equipment necessary for their operation and transportation. The equipment was successfully tested and demonstrated to the general public during the 2nd quarter 2000. During the year ended December 31, 2000 a new version of the robotic system was built and the system previously constructed was scrapped for spare parts and written off as a loss on the disposal of fixed assets. The net book value of these assets included in the loss on the disposal of fixed assets was $214,134. A summary of property and equipment and the related depreciation expenses is as follows:

                                   2000             1999
Furniture and fixtures        $   264,946       $    6,383
Machinery and equipment         2,428,526        1,884,297
Office equipment                   76,767           49,120
Autos & trucks                    168,730          168,730
Spare parts                       615,519                0
Leasehold improvements            168,854           30,421
                              -----------       ----------
                                3,723,342        2,138,951
Accumulated depreciation         (697,381)               0
                              -----------       ----------
                              $ 3,025,961       $2,138,951
                              ===========       ==========

NOTE 4 - PATENT

The Company exercised an option and acquired patent on December 17, 1999 from a related company (see Note 14). SAB 48 required the value assigned to the patent to be equivalent to the related company's historical cost as defined by generally accepted accounting principles. All patent amounts and the related amortization, where applicable, have been restated to conform to the SAB 48 requirements. The Company is amortizing the patent on a straight-line basis over its remaining estimated useful life (16.5 years). A summary of the acquisition cost and accumulated amortization is as follows:


                                      YEAR ENDED                         YEAR ENDED
                                    DECEMBER 31, 2000                 DECEMBER 31, 1999
                              ----------------------------        ---------------------------
                               RESTATED        AS REPORTED         RESTATED       AS REPORTED
                              ----------       -----------        ----------      -----------
Patent                        $   95,109       $ 2,061,500        $   95,109      $2,061,500
Accumulated amortization      $   (5,764)      $  (125,000)       $        0      $        0
                              ----------       -----------        ----------      ----------
                              $   89,345       $ 1,936,500        $   95,109      $2,061,500
                              ==========       ===========        ==========      ==========


NOTE 5 - LOANS PAYABLE SHAREHOLDERS

Loans payable shareholders consist of several, unsecured, non-interest bearing loans made by a shareholder. The loans are due on demand.

NOTE 6 - LOAN PAYABLE

Unsecured, non-interest bearing loan made by an unrelated party, due on demand.

NOTE 7 - NOTES PAYABLE

                                                          2000         1999
Installment notes payable to banks, aggregating
$1,336 monthly including interest at 10.99%, secured
by trucks, final payment due July, 2009                 $ 88,317     $ 94,282
Less Current Portion                                      (9,438)      (4,244)
                                                        --------     --------
                                                        $ 78,879     $ 90,038
                                                        ========     ========

NOTE 8 - OPERATING LEASE

The Company conducts it operations from leased facilities, under an operating lease expiring July, 2005.

Lease rent expense for the years ended December 31, 2000 and 1999 amounted to $32,118 and $13,823 including Florida rental use tax of 6.5%

At December 31, 2000, future minimum lease payments and rent usage tax were as follows:

For fiscal years ending December 31,

                                                 MINIMUM                        RENTAL USE                           GROSS
                                                   RENT                             TAX                               RENT
2001                                              56,880                            3,413                            60,293
2002                                              58,865                            3,532                            62,397
2003                                              60,778                            3,647                            64,425
2004                                              62,753                            3,765                            66,518
2005                                              37,291                            2,237                            39,528
Thereafter
                                                 -------                           ------                           -------
                                                 276,567                           16,594                           293,161
                                                 =======                           ======                           =======

NOTE 9 - STOCK TRANSACTIONS

Compensation

During 1999, the Company issued 41,000 (164,000 shares post split) shares of restricted, unregistered common stock to a consultant in exchange for services rendered in the offering of the Series A convertible preferred stock. These issuances were valued at approximately $170,970 ($4.17 per share), which equals management's estimate of the fair market value of the services provided. The value of these issuances are reflected as a component of consulting fees in the 1999 income statement.

During 2000, the Company issued 400,000 shares of restricted, unregistered common stock, granted warrants to purchase 1,400,000 shares at an exercise price of $2 per share (see Note 11) and paid $75,000 to an unrelated company for services rendered in the development of a business plan and other consulting services to be provided on behalf of the Company. The common stock issuances were valued at approximately $800,000 ($2 per share), which equals management's estimate of the fair market value of the services. The value of these issuances are reflected as a component of consulting fees in the 2000 income statement.

Private Offering - Common Stock

During the year ended December 31, 1999, the Company conducted a private placement offering and received subscriptions for and issued 41,474 (165,896 shares post split) shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $300,714.

Authorization of Additional Shares and Stock Split

In November, 1999 the Board of Directors authorized an amendment to the Company's charter to increase the number of shares of common stock from 40,000,000 to 100,000,000 and authorized a stock split so that each one share of common stock outstanding became four shares of common stock outstanding. Prior to the split 40,000,000 shares were authorized, 9,384,969 common shares were issued and outstanding. Subsequent to the stock split 100,000,000 common shares were authorized and 37,539,876 shares were issued and outstanding.

Purchase of Patent

The Company acquired from Amclean, Inc. (a related corporation) the Patent for the robotic hydrostripper for 1,000,000 shares of restricted common stock (See
NOTE 14) and cash of $61,500.

The acquisition was subsequent to the stock split and the common stock was selling at a price of $2 per share to private investors at the date of the sale. According to SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent though their ownership of shares of Ultrastrip Systems, Inc., the Company must record the historical cost basis of the patent as recorded by Amclean, Inc. rather than the fair market value of the assets given. All common stock amounts for all periods have been presented, and where appropriate, restated to conform to the SAB 48 requirements.


                                                         YEAR ENDED                                  YEAR ENDED
                                                      DECEMBER 31, 2000                           DECEMBER 31, 1999
                                             ------------------------------------          ---------------------------------
                                             RESTATED                 AS REPORTED          RESTATED              AS REPORTED
                                             --------                 -----------          --------              -----------
Paid in capital surplus                      $8,035,934               $10,002,326          $2,605,555             $4,571,946



Private Offering - Common Stock

During the year ended December 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 578,312 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $1,420,261.

NOTE 10 - PREFERRED STOCK

Series A

During the year ended December 31, 1999, the Company conducted a private placement offering, received subscriptions for and, issued 62 shares of the Company's Series A preferred stock. Total proceeds received related to the offering were approximately $1,550,000. The Company's Series A preferred stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Total estimated dividends in arrears at December 31, 2000 and 1999 were $183,750 and $88,125 respectively.

Each share of Series A preferred is convertible into 24,000 (post-split) shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the years ended December 31, 2000 and 1999, 14 and 13 shares of Series A preferred stock were converted into 336,000 and 312,000 (post-split) shares of common stock. The Series A preferred is redeemable at the option of the Company at $27,500 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

Series B

During the year ended December 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 1290 shares of the Company's Series B preferred stock. Total proceeds received related to the offering were approximately $3,225,000. The Company's Series B preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Total estimated dividends in arrears at December 31, 2000 was $126,000.

Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the year ended December 31, 2000, 207 shares of Series B preferred stock were converted into 172,845 shares of common stock. The Series B preferred is redeemable at the option of the Company at $3,000 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTE 11 - STOCK WARRANTS

Warrants to acquire an aggregate of 11,993,800 shares of the Company's common stock were outstanding at December 31, 2000, held by related and unrelated parties at prices ranging from $0.625 to $3.00 per share. The warrants expire at various dates through 2004.

A summary of the Company's warrants are as follows:


                                                  1998                 1999                  2000
Warrants outstanding January 1                          0            4,013,800             8,993,800
Issued                                          4,013,800            4,980,000             3,000,000
                                                ---------            ---------             ---------
Warrants outstanding and exercisable
  At December 31                                4,013,800            8,993,800            11,993,800
                                                =========        =============          ============
Range in exercise prices                        $   0.625        $0.625-$1.875          $0.625-$3.00


The warrants also have stock appreciation rights allowing the warrant holder to receive an amount of shares which is determined by a multiple of increase in the value of a share of the issuing corporation's stock on the exercise date over the value of a share of the stock on the date the warrant is issued. Currently, the warrant holders are entitled to receive approximately 6,027,542 shares of common stock at no cost to themselves if they choose to exercise the appreciation rights.

As of December 31, 2000, common shares reserved for issuance are as follows:

Series A preferred                                    840,000
Series B preferred                                    904,305
Warrants                                           11,993,800
                                                   ----------
Total                                              13,738,105
                                                   ==========

The Company issued additional warrants from January 1, 2001 to the date of the audit report (see Note 14 - Subsequent Events).

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, ACCOUNTING OF INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                             2000                    1999
Deferred tax assets:
   Section 195 election                                        67,251                87,943
   Net operating loss carryforwards                       $ 1,223,963             $ 215,930
                                                          -----------             ---------
Total deferred tax assets                                   1,291,214               303,873
   Valuation allowance for deferred tax assets
                                                           (1,291,214)             (303,873)
                                                          -----------             ---------
                                                          $         0             $       0
                                                          ===========             =========


SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,291,214 and $303,873 at December 31, 2000 and 1999 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the years ended December 31, 2000 and 1999 was $987,341 and $200,185 respectively.

The Company has incurred net operating losses since inception. At December 31, 2000 the Company had approximately $6,119,813 that expire in various amounts from 2018 to 2020 for U.S. income tax purposes.

NOTE 13 - RESEARCH AND DEVELOPMENT

Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $1,013,291 and $0 in 2000 and 1999 respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Compensation Arrangements

The Company had entered into agreements with shareholders to provide services. Amounts paid under these agreements for the years ended December 31, 2000 and 1999 are as follows:

                              2000                1999
Consulting fees             $413,825            $ 84,893
Officer salaries             399,118             219,464
                            --------            --------
                            $812,943            $304,357
                            ========            ========

Royalty Agreements and Purchase of Patent

The Company had entered into an option to purchase assets and licensing agreement with a related corporation concerning the use and ownership of U.S. Patent No. 5,628,271 issued on May 13, 1997 entitled Apparatus and Method for Removing Coatings from the Hulls of Vessels using Ultra-high Pressure Water (the "Patent"). Under the terms of the agreement, the Company was to pay $50,000 for each paint stripping robot produced. The amounts paid under the agreement were capitalized by the Company. Total payments made to date under the agreement were $161,500 which included royalties for the two robots completed and payments for anticipated robots prior to the purchase of the Patent.

The Company exercised an option under the above agreement and acquired the Patent on December 17, 1999. The Patent was acquired through the issuance of 1,000,000 shares of restricted common stock of the Company and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder. The value of the shares on the acquisition date was estimated by management to be $2.00 per share (for a total purchase price of $2,000,000) based upon the selling price of the

Company's stock immediately before and after the time of the sale. Amclean's (the seller) interest in the Company subsequent to the transfer of the patent was 2.5% of the total stockholders common stock equity. Immediately subsequent to the acquisition of the patent, 85% of the shareholders of Amclean, Inc. owned 53% of the stock in Ultrastrip Systems, Inc.

In a letter to the American Institute of Certified Public Accountants (AICPA) the SEC expressed its views on the transfers of nonmonetary assets on the issuance of capital stock of an enterprise (SAB 48). SAB 48 states that the nonmonetary assets acquired should be recorded at the transferors historical cost basis determined under generally accepted accounting principles except for where the fair market value of the stock issued is objectively measurable and transferor's stock ownership following the transaction was not so significant that the transferor had retained a substantial indirect interest in the assets as a result of stock ownership in the company. Inclusion of the related shareholders as indirect transferors has caused the Company to re-evaluate the value of the patent to be recorded. In accordance with SAB 48 the patent is being recorded at the historical cost basis of Amclean, Inc. instead of the fair market value of the stock and cash given at the date of acquisition.



                                                            YEAR ENDED                              YEAR ENDED
                                                         DECEMBER 31, 2000                       DECEMBER 31, 1999
                                                ----------------------------------        ---------------------------------
                                                RESTATED               AS REPORTED        RESTATED              AS REPORTED
                                                --------               -----------        --------              -----------
Patent, net of amortization                     $89,345                 $1,936,500        $95,109               $2,061,500




NOTE 15 - COMMITMENTS AND CONTINGENCIES

Environmental Regulation

The Company currently maintains office facilities in Stuart, Florida and is subject to applicable federal, state and local regulations with respect to such facilities. The Company does not currently own or operate any manufacturing, operating or ship building or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, net income, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

NOTE 16 - SUBSEQUENT EVENTS

Commencement of Operations

The Company began operations in March, 2001 when they commenced work under their first contract with the United States Naval Department.

Related Party Transactions

The Company received loans from a majority shareholder and officer of the Company totaling of $710,823 between January 1 and the date of the audit report in order to finance the acquisition of equipment and the start of operations. The loans are unsecured, non-interest bearing and, due upon demand.

Stock Warrants

During the period from January 1, 2001 to the date of the audit report the Company had issued warrants for 4,000,000 shares of common stock at an exercise price of $3.00 per share.

Compensation Arrangements

The Company entered into new compensation agreements with ten (10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,150,000 in the aggregate. Under these agreements, in addition to wages, the aforementioned employees are entitled to receive 705,000 shares of common stock in the aggregate. As of the date of the audit report this stock has not been issued.

NOTE 17 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as discussed in Note 14, the Company did not begin actual operations until March, 2001 and there is no assurance that the Company will realize a profit in the current year. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through private offerings until revenues from operations are sufficient to support the Company's expenses incurred in the normal course of business.