Form 10QSB
period 2001-03-31
ULTRASTRIP SYSTEMS INC
filed 2001-07-27
CIK 1071760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



[ ]    TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                  -------------   -------------



Commission file number  000-25663
                        --------------------

                            ULTRASTRIP SYSTEMS, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            Florida                                           65-0841549
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34996
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (561) 287-4846
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,097,813 shares of common stock were outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]   No  [X]

                                      INDEX

                            ULTRASTRIP SYSTEMS, INC.


                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                     2

Condensed Balance Sheets                                                     2

Condensed Statements of Loss                                                 4

Condensed Statement of Changes in Stockholders' Equity                       5

Condensed Statement of Cash Flows                                            6

Notes to the Condensed Financial Statements                                  7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF PLAN OF OPERATION                                                14

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                   17

ITEM 2. CHANGES IN SECURITIES                                               17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 17

ITEM 5. OTHER INFORMATION                                                   18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.


                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                            CONDENSED BALANCE SHEETS


                                            3/31/2001                12/31/2000
                                            ----------               ----------


                                     ASSETS

CURRENT ASSETS
  Cash & Cash Equivalents                   $1,017,358               $  300,304
  Accounts Receivable                          659,800                        0
  Prepaid Expenses                              48,717                        0
                                            ----------               ----------
      TOTAL CURRENT ASSETS                   1,725,875                  300,304


  NET PROPERTY AND EQUIPMENT                 3,217,893                3,025,961

OTHER ASSETS:
  Deposits                                       6,839                    4,066
  Patent, Net of Amortization
    of $7,205 and $5,724                        87,904                   89,345
                                            ----------               ----------
    TOTAL OTHER ASSETS                          94,743                   93,411
                                            ----------               ----------

TOTAL ASSETS                                $5,038,511               $3,419,676
                                            ==========               ==========

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                            CONDENSED BALANCE SHEETS


                                                                    03/31/2001             12/31/2000
                                                                   ------------           ------------
                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY
LIABILITIES:
  Accounts Payable - Trade                                         $    585,619           $    549,851
  Payroll Taxes Payable                                                  83,697                 73,943
  Accrued Officer Wages                                                 239,143                186,643
  Note Payable - current portion                                          9,438                  9,438
                                                                   ------------           ------------
      TOTAL CURRENT LIABILITIES                                    $    917,897           $    819,875

LONG TERM DEBT:
  Loans Payable Shareholders                                          1,223,483                517,893
  Notes Payable                                                          99,821                 78,879
                                                                   ------------           ------------
      TOTAL LONG TERM DEBT                                            1,323,304                596,772
                                                                   ------------           ------------
      TOTAL LIABILITIES                                            $  2,241,201           $  1,416,647

COMMITMENT AND CONTINGENCIES

  Redeemable, convertible, Series A preferred stock
    $0.01 par value; 250 shares authorized, 35
    shares issued and outstanding - liquidation
    value of $1,091,563 and $1,058,750 at
    March 31, 2001 and December 31, 2000
    respectively                                                              1                      1
  Redeemable, convertible, Series B preferred stock
    $0.01 par value; 4,000 shares authorized; 981
    and 1,083 shares issued and outstanding - liquidation
    value of $3,147,375 and $3,375,000 at
    March 31, 2001 and December 31, 2000
    respectively                                                             10                     11
  Redeemable warrants, 15,993,800 and 11,993,800
    Authorized, issued and outstanding at
    March 31, 2001 and December 31, 2000
    respectively                                                             --                     --

COMMON STOCKHOLDERS' EQUITY
  Common Stock-$0.01 par value;
    100,000,000 shares authorized;
    41,097,813 and 40,027,033
    shares issued and outstanding
    March 31, 2001 and December 31, 2000                                410,978                400,270
  Paid in Capital Surplus                                            11,069,824              8,035,934
  Accumulated Deficit                                                (8,683,503)            (6,433,187)
                                                                   ------------           ------------
      TOTAL COMMON STOCKHOLDERS'
         EQUITY                                                       2,797,299              2,003,017
                                                                   ------------           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $  5,038,511           $  3,419,676
                                                                   ============           ============

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                          CONDENSED STATEMENTS OF LOSS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                           2001                    2000
                                       ------------           ------------

SALES                                  $    659,800           $          0

COST OF SALES                               324,572                      0
                                       ------------           ------------

GROSS PROFIT                                335,228                      0

OPERATING EXPENSES                        2,402,107                451,475

DEPRECIATION AND AMORTIZATION               181,441                 58,941
                                       ------------           ------------

LOSS FROM OPERATIONS                     (2,248,319)              (510,416)

INTEREST EXPENSE                              1,996                  1,562
                                       ------------           ------------

LOSS BEFORE TAXES                        (2,250,316)              (511,978)

PROVISION FOR INCOME TAXES
                                       ------------           ------------

NET LOSS                               $ (2,250,316)          $   (511,978)
                                       ============           ============

NET LOSS PER COMMON SHARE
(basic and diluted)                    $     (.0553)          $     (.0131)
                                       ============           ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     40,658,047             38,996,088
                                       ============           ============

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                               Series A          Series B
                              Convertible       Convertible
                            Preferred Stock   Preferred Stock         Common Stock
                             Par Value $.01    Par Value $.01        Par Value $.01        Additional                    Total
                            ---------------  ------------------  -----------------------     Paid-In    Accumulated   Stockholders'
                            Shares  Amount   Shares      Amount    Shares         Amount     Capital      Deficit        Equity
                            ------  ------   ------      ------  ----------      -------    ---------    ----------     ---------
Balance at
 January 1, 2000              49       1         --        --    38,539,876      385,399    2,605,555    (1,779,422)    1,211,532

Conversion of Preferred
  Stock                      (10)     (0)                           240,000        2,400       (2,400)                         --

Common Stock Issued                                                 511,300        5,113    1,017,487                   1,022,600

Net Loss March 31, 2000                                                                                    (511,978)     (511,978)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at March 31,
 2000                         39       1         --        --    39,291,176      392,912    3,620,642    (2,291,400)    1,722,154

Conversion of Preferred
 Stock                        (4)     (0)                            96,000          960         (960)                         --

Preferred Stock Issued                        1,290        13                               3,224,987                   3,224,987

Conversion of Preferred
 Stock                                         (207)       (2)      172,845        1,728       (1,726)                          2

Restricted, unregistered
 common stock issued for
 services                                                           400,000        4,000      796,000                     800,000

Common Stock Issued                                                  67,012          670      396,992                     397,662

Net Loss April to
 December 31, 2000                                                                                       (4,141,787)   (4,141,787)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at
 December 31, 2000            35       1      1,083        11    40,027,033      400,270    8,035,935    (6,433,187)    2,003,018

Conversion of Preferred
 Stock                                         (102)       (1)       85,170          852         (851)                          1

Common Stock Issued                                                 510,610        5,106    1,614,490                   1,619,596

Restricted, unregistered
 common stock issued for
 services                                                           475,000        4,750    1,420,250                   1,425,000

Net Loss March 31, 2001                                                                                  (2,250,316)   (2,250,316)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at March 31, 2001     35       1        981        10    41,097,813      410,978   11,069,824    (8,683,503)    2,797,299



                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                                          2001                2000
                                                       -----------         -----------
Cash flows from operating activities:
  Net Loss                                             $(2,250,316)        $  (511,978)
  Adjustments to reconcile net income to
    net cash utilized by operating activities:
    Depreciation and Amortization                          181,441              58,941
  Changes in operating assets and liabilities:
    Accounts Payable                                        35,770               2,873
    Payroll Taxes Payable                                    9,754               8,547
    Accrued Wages                                           52,500             (43,584)
    Accounts Receivable                                   (659,800)                  0
    Prepaid Expenses                                       (48,717)                  0
    Deposits                                                (2,773)             (5,000)
    Stock issued in exchange for Services                1,425,000                   0
                                                       -----------         -----------
  Net Cash Utilized by Operating Activities             (1,257,141)           (521,451)

Cash flows from investing activities:
    Purchase of Property, Plant & Equipment               (371,933)           (270,424)
                                                       -----------         -----------
  Net cash utilized by investing activities               (371,933)           (270,424)

Cash flows from financing activities:
    Origination of unrelated long term debt                 24,913                   0
    Repayment of unrelated long term debt                   (3,971)             (4,009)
    Origination of related long term debt                  705,590                   0
    Repayment of related long term debt                          0             (97,881)
    Issuance of Common Stock                             1,619,596           1,022,600
                                                       -----------         -----------
  Net cash provided from financing activities            2,346,128             920,710
                                                       -----------         -----------
Net Increase in Cash                                       717,054             128,835
Cash & Equivalents balance at beginning of year            300,304              59,970
                                                       -----------         -----------
Cash & Equivalents balance at March 31,                  1,017,358             188,805
                                                       ===========         ===========
Non-cash Transactions:
  Stock issued as compensation                           1,425,000                   0
                                                       ===========         ===========


ULTRASTRIP SYSTEMS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the financial statements and accompanying notes included in the Ultrastrip Systems, Inc. (the "COMPANY") Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

COMPANY'S ACTIVITIES AND OPERATING CYCLE

Ultrastrip Systems, Inc. (the "Company") was incorporated under the laws of the State of Florida on April 2, 1998.

DEVELOPMENT STAGE COMPANY IN PRIOR PERIODS

The Company operated as a development stage enterprise from its inception to December 31, 2000 by devoting substantially all its efforts to the ongoing development of the Company. The Company commenced actual operations in March, 2001.

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

Description                                  Useful Life
-----------                                  -----------

Furniture & Fixtures                           7 Years
Machinery & Equipment                          5 Years
Office Equipment                               5 Years
Automobile and Trucks                          5 Years
Spare Parts                                    5 Years
Leasehold Improvements                        40 Years


CONCENTRATIONS

Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2001 and 2000 the Company's uninsured cash balance totaled $890,493 and $88,804 respectively.

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

PATENT

The Patent (see Note 3) is being amortized on a straight-line basis over sixteen and one-half (16.5) years. Amortization charged as an expense for the periods ended March 31, 2001 and 2000 was $1,441 and $1,441.

REVENUE RECOGNITION

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended March 31, 2001 and 2000 were $12,408 and 60,002 respectively.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, maintenance and repairs are charged to operations. As of March 31, 2001 the Company has completed one robotic paint removal system which includes: two (2) paint stripping robots and all ancillary equipment necessary for their operation and transportation. The equipment was successfully tested and demonstrated to the general public during the 2nd quarter 2000. During the year ended December 31, 2000 a new version of the robotic system was built and the system previously constructed was scrapped for spare parts and written off as a loss on the disposal of fixed assets. The net book value of these assets included in the loss on the disposal of fixed assets was $214,134. A summary of property and equipment and the related depreciation expenses as of March 31, 2001 and 2000 is as follows:

                                                 2001           2000
                                              ----------     ----------

     Furniture and fixtures                   $  271,943     $    6,383
     Machinery and equipment                   2,749,585      2,151,472
     Office equipment                             89,621         52,368
     Autos & trucks                              198,554        168,730
     Spare parts                                 615,519              0
     Leasehold improvements                      170,053         30,421
                                              ----------     ----------
                                               4,095,275      2,409,375
     Accumulated depreciation                   (877,381)       (57,500)
                                              ----------     ----------
                                              $3,217,894     $2,351,875
                                              ==========     ==========


NOTE 3 - PATENT

The Company exercised an option and acquired patent on December 17, 1999 from a related company (see Note 14). SAB 48 required the value assigned to the patent to be equivalent to the related company's historical cost as defined by generally accepted accounting principles. The Company is amortizing the patent on a straight-line basis over its remaining estimated useful life (16.5 years). A summary of the acquisition cost and accumulated amortization at March 31, 2001 and December 31, 2000 is as follows:

                                                2001            2000
                                              ----------     ----------

     Patent                                   $   95,109     $   95,109
     Accumulated amortization                     (7,205)        (5,724)
                                              ----------     ----------
                                              $   87,904     $   89,345
                                              ==========     ==========

NOTE 4 - LOANS PAYABLE SHAREHOLDERS

Loans payable shareholders consist of several, unsecured, non-interest bearing loans made by a shareholder. The loans are due on demand.

NOTE 5 - NOTES PAYABLE

                                                 2001           2000
                                              ----------     ----------
     Installment notes payable to banks,
     aggregating $1,842 monthly including
     interest at 7.9% to 10.99%, secured by
     vehicles, final payment due July, 2009.  $  109,259     $   92,277

     Less Current Portion                         (9,438)        (4,244)
                                              ----------     ----------
                                              $   99,821     $   86,029
                                              ==========     ==========

NOTE 6 - OPERATING LEASE

The Company conducts it operations from leased facilities, under an operating lease expiring July, 2005.

Lease rent expense for the periods ended March 31, 2001 and 2000 amounted to $15,073 and $6,581 including Florida rental use tax of 6.5%

At March 31, 2001, future minimum lease payments and rent usage tax were as follows:

     For fiscal years ending December 31,

                             Minimum          Rental Use         Gross
                               Rent              Tax              Rent
                             -------          ----------         ------

              2001            56,880             3,413           60,293
              2002            58,865             3,532           62,397
              2003            60,778             3,647           64,425
              2004            62,753             3,765           66,518
              2005            37,291             2,237           39,528
        Thereafter
                             -------            ------          -------
                             276,567            16,594          293,161
                             =======            ======          =======

NOTE 7 - STOCK TRANSACTIONS

COMPENSATION

During the three months ended March 31, 2001, the Company issued 475,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees. These issuances were valued at approximately $1,425,000 ($3 per share), which equals management's estimate of the fair market value of the services provided. The value of these issuances are reflected as a component of consulting fees in the 2001 condensed income statement.

During 2000, the Company issued 400,000 shares of restricted, unregistered common stock, granted warrants to purchase 1,400,000 shares at an exercise price of $2 per share (see Note 11) and paid $75,000 to an unrelated company for services rendered in the development of a business plan and other consulting services to be provided on behalf of the Company. The common stock issuances were valued at approximately $800,000 ($2 per share), which equals management's estimate of the fair market value of the services. The value of these issuances are reflected as a component of consulting fees in the condensed statement of changes in stockholders' equity.

PRIVATE OFFERING - COMMON STOCK

During the period ended March 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 511,300 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $1,022,600.

ISOLATED ISSUANCES - COMMON STOCK

During the period ended March 31, 2001, the Company issued 510,610 shares to a small group of investors who invested $1,619,596 in the aggregate in exempt, isolated transactions.

STOCK WARRANTS

During the period ended March 31, 2001 the Company had issued warrants for 4,000,000 shares of common stock at an exercise price of $3.00 per share.

NOTE 8 - PREFERRED STOCK

SERIES A

The Company's Series A preferred stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Total estimated dividends in arrears at March 31, 2001 and 2000 were $216,563 and $120,937 respectively.

Each share of Series A preferred is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the periods ended March 31, 2001 and 2000, -0- and 10 shares of Series A preferred stock were converted into -0- and 240,000 shares of common stock. The Series A preferred is redeemable at the option of the Company at $27,500 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

SERIES B

During the year ended December 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 1290 shares of the Company's Series B preferred stock. Total proceeds received related to the offering were approximately $3,225,000. The Company's Series B preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Total estimated dividends in arrears at March 31, 2001 and 2000 was $204,375.

Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the period ended March 31, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock. The Series B preferred is redeemable at the option of the Company at $3,000 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTE 9 - STOCK WARRANTS

Warrants to acquire an aggregate of 15,993,800 shares of the Company's common stock were outstanding at December 31, 2000, held by related and unrelated parties at prices ranging from $0.625 to $3.00 per share. The warrants expire at various dates through 2004.

A summary of the Company's warrants are as follows:

                                                                     2001
                                                                 ------------

Warrants outstanding January 1                                     11,993,800
Issued                                                              4,000,000
                                                                 ------------
Warrants outstanding and exercisable
  At March 31                                                      15,993,800
                                                                 ============

Range in exercise prices                                         $0.625-$3.00

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

As of March 31, 2001 common shares reserved for issuance are as follows:

Series A preferred                                                840,000
Series B preferred                                                819,135
Warrants                                                       15,993,800
Key employee stock compensation                                   250,000
                                                               ----------
Total                                                          17,902,935
                                                               ==========

NOTE 10 - INCOME TAXES

The Company accounts for income taxes under SFAS 109, ACCOUNTING OF INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                  2001              2000
                                               -----------        ---------
Deferred tax assets:
 Section 195 election                               62,078           82,770
 Net operating loss carryforwards              $ 2,026,587        $ 330,537
                                               -----------        ---------
Total deferred tax assets                        2,088,665          413,307
 Valuation allowance for deferred
   tax assets                                   (2,088,665)        (413,307)
                                               -----------        ---------
                                               $         0        $       0
                                               ===========        =========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $2,088,665 and $413,307 at March 31, 2001 and 2000 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the periods ended March 31, 2001 and 2000 was $864,702 and $197,377 respectively.

The Company has incurred net operating losses since inception. At March 31, 2001 the Company had approximately $6,119,813 that expire in various amounts from 2018 to 2020 for U.S. income tax purposes.

NOTE 11 - RESEARCH AND DEVELOPMENT

Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $108,330 and $0 for the periods ended March 31, 2001 and 2000 respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

COMPENSATION ARRANGEMENTS

In February 2001 the Company entered into new compensation agreements with ten
(10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,150,000 in the aggregate. Under these agreements, in addition to wages, the afore-mentioned employees are entitled to receive 725,000 shares of common stock in the aggregate of which 475,000 were issued and the remainder are to be issued in the second quarter.

SHAREHOLDER LOANS

The Company received loans from a majority shareholder and officer of the Company totaling of $705,590 in 2001 in order to finance the acquisition of equipment and the start of operations. The loans are unsecured, non-interest bearing and, due upon demand.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company did not begin actual operations until March, 2001 and there is no assurance that the Company will realize a profit in the current year. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through private and public offerings until revenues from operations are sufficient to support the Company's expenses incurred in the normal course of business.

NOTE 15 - SUBSEQUENT EVENTS

Beginning April 6, 2001 the Company commenced a private placement of 10,000,000 shares of restricted, unregistered common stock at a price per share of $5.00. The minimum number of shares to be purchased is 2,000 shares. The offering was due to terminate on June 30, 2001 but has been extended by the Company through August 31, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

REVENUE

The results of operations for the first quarter of 2001 show substantial revenues for the first time in the Company's history. Revenues were $659,800 for the first quarter of 2001, as compared to $0 for the first quarter of 2000, an increase of $659,800. From February 26 to March 16, 2001, the Company was engaged as a sub-contractor to Corrosion Engineering Services, Inc. to remove the non-skid coating from the deck of the USS EISENHOWER, a U.S. Navy Nimitz-class aircraft carrier, dry-docked in Norfolk, Virginia. Management believes that this engagement represents a significant step towards implementation of the Company's business plan.

In order to increase revenues, the Company has also increased the scope of its marketing efforts. The Company plans to sponsor booths at two major maritime industry trade shows, including the NorShipping Exhibition in Oslo, Norway in June, as well as at the Ship Repair & Conversion show in London in November. The Company has also relaunched its website at HTTP://WWW.ULTRASTRIP.COM, which now includes more detail about its products. The Company is also advertising on a regular basis in a number of maritime industry publications, such as SEATRADE, MARITIME REPORTER AND ENGINEERING NEWS, and SHIPCARE. Finally, the Company plans to hold demonstrations of its robotic systems in Pittsburgh, Pennsylvania and in an international shipyard during the third and fourth quarters of this year to facilitate the signing of lease and purchase contracts and letters of intent.

With these marketing efforts coupled with the successful demonstration of its product in connection with its work for Corrosion Engineering Services, the Company believes that it will be positioned to negotiate equipment purchase contracts with interested shipyards worldwide and contracts to perform coatings removal services on a per-ship, per-square foot basis for shipyards and ship managers and owners, including the U.S. government and foreign governments. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of technical support and maintenance packages, as well as spare parts and accessories to those shipyards that have purchased and installed robotic hydro blasting systems. However, no such maintenance or supply arrangements or commitments have been entered into by the Company to date.

OPERATING EXPENSES

Operating expenses were 364% of revenue for the three months ended March 31, 2001. Operating expenses increased from $451,475 in the first quarter of 2000 to $2,402,107 in the first quarter of 2001, due largely to a $1,425,000 expense taken to reflect the issuance of 475,000 restricted, unregistered common shares in connection with new compensation packages for key members of the executive management team. Other major components of operating expenses include salaries and wages, which increased from $68,431 in the first quarter of 2000 to $177,116; consulting expenses, which increased from $87,871 in the first quarter of 2000 to $306,215, due primarily to an increase in engineering services and the Company's contract with Projects International to help identify an industrial partner in Asia; and research and development, which increased from $0 in the first quarter of 2000 to $108,330 in the first quarter of 2001.

LOSS FROM OPERATIONS

Although the Company saw improvement in its revenues in the first quarter of this year, the Company continues to recognize losses from its operations. Loss from operations in the first quarter of 2001 was $2,248,319 as compared to $510,416 for the prior year period. This increase in loss from operations is primarily due to the increase in operating expenses described above, as well as an increase in depreciation and amortization expenses, from $58,941 in the first quarter of 2000 to $181,441 in the first quarter of 2001.

INTEREST EXPENSE

Interest expense totaled $1,996 for the first quarter of 2001, compared to $1,562 for the first quarter in 2000.

NET LOSS

Net loss was $2,250,316 for the first quarter of 2001, compared to $511,978 for the first quarter 2000. Losses per share were $0.0553 and $0.0131 in the first quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of March 31, 2001, the Company's cash and cash equivalents on hand were $1,017,358, compared to $300,304 as of December 31, 2000. This increase was primarily due to the receipt of a loan from the Company's majority shareholder, described below, and the Company's recent private sale of restricted, unregistered common shares, also described below. The Company's accounts receivable were $659,800 as of March 31, 2001, compared to $0 as of December 31, 2000. This increase was a result of the completion of its services for Corrosion Engineering Services concerning the removal of non-skid coating from the deck of the USS EISENHOWER.

During the first quarter of 2001, the Company borrowed an additional $705,590 from a majority shareholder from December 31, 2000 to March 31, 2001 to finance the acquisition of additional equipment and to fund the continuation of operations. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate principal amount of $1,223,483 are unsecured, non-interest bearing, and due upon demand.

Also during the first quarter of 2001, the Company sold an additional 510,610 shares of its common stock to a small group of investors and members of its management for aggregate proceeds of $1,619,596.

Net cash used by operating activities was $1,257,141 for the three months ended March 31, 2001, compared to $521,451 for the three months ended March 31, 2000. The Company's capital expenditures increased from $270,424 in the first quarter of 2000 to $371,933 in the first quarter of 2001, primarily as a result of new equipment purchases in connection with the Company's work for Corrosion Engineering Services. Management expects that the Company will also be able to use this equipment in connection with future operations.

Subject to its ability to raise outside capital and generate additional revenues, the Company may also incur additional capital expenses in the future. The Company currently leases its headquarters facility and is planning to lease an additional facility adjacent to its current location for manufacturing and warehouse operations, and may consider purchasing one or both of these facilities if favorable terms are presented. In addition, the Company may invest in certain machine tools and equipment to enable it to manufacture critical components of its robotics systems. In total, the Company estimates that aggregate capital expenditures over the next twelve months may be as much as $2,000,000.

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $1,121,621 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process, including $108,330 in research and development expenditures in the first quarter of 2001. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development.

Management estimates the Company's cash needs to fund its operations over the next twelve months to be approximately $3,600,000, in addition to the $1,017,358 of cash and cash equivalents on hand as of March 31, 2001.

Since March 31, 2001, the Company has expended approximately $1,019,169 of the cash on hand at March 31, and as of June 15, 2001, the Company's cash and cash equivalents on hand were $109,189. Management is actively seeking additional equity financing or other sources of funding and since March 31, 2001, the Company has raised approximately $111,000 through an on-going private offering of restricted, unregistered shares of its common stock.

There can be no assurance that additional financing or other sources of funds sufficient to meet the operating needs of the Company, including its expected funding needs over the next twelve months, will be available to the Company.

In the event that the Company is unable to obtain the requisite funds to continue its operations as planned, it will be necessary for the Company to curtail its expenditures and refocus its business plan with a view toward containing costs and obtaining additional revenues. Specific actions to this end might include a reduction in staff and research and development and marketing expenditures. There can be no assurance, however, that such cost reductions will be achieved. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern. SEE NOTE 14 TO FINANCIAL STATEMENTS.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is not a party to any pending or, to its knowledge, threatened litigation.

ITEM 2. CHANGES IN SECURITIES.

         There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2001. Also during the first quarter of 2001, the Company sold an additional 510,610 unregistered, restricted shares of its common stock to a small group of investors and members of its management for aggregate proceeds of $1,619,596 for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         There has been no default on any senior security during the first quarter of 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         In January 2001, a majority of Company shareholders acting by written consent elected Gerald Buchanan to the Board of Directors to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified to serve.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 6.5 to the
                                                                            Form 10-SB

10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 6.6 to the
                                                                            Form 10-SB

10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 6.7 to the
                                                                            Form 10-SB

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 6.8 to the
                     University Robotics Institute                          Form 10-SB



EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                          DESCRIPTION                                              SEQUENTIAL PAGE NO.
------                          -----------                                              -------------------
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

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 6.10 to
                                                                            the Form 10-SB

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 6.11 to
                     Inc.                                                   the Form 10-SB

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 6.12 to
                                                                            the Form 10-SB

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 6.13 to
                                                                            the Form 10-SB

10.14                Full-time Employment Agreement - Robert O. Baratta     Filed herewith.


10.15                Employment Agreement - Dennis McGuire                  Filed herewith.



(b) REPORTS ON FORM 8-KSB. No reports were filed on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ULTRASTRIP SYSTEMS, INC.

         July 26, 2001                 /s/ ROBERT O. BARATTA
                                       ----------------------------------------
                                       Robert O. Baratta
                                       President, Co-Chief Executive Officer
                                       and Vice Chairman of the Board

         July 26, 2001                 /s/ SCOTT R. BARATTA
                                       ----------------------------------------
                                       Scott R. Baratta
                                       Senior Vice President - Finance
                                       Treasurer and Chief Financial Officer
                                       (Chief Accounting Officer)