Form 10QSB
period 2001-06-30
ULTRASTRIP SYSTEMS INC
filed 2001-08-14
CIK 1071760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



     [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ______________ TO _______________



          Commission file number 000-25663

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,097,813 shares of common stock were outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)

                                      INDEX

                                                           PAGE NO.
                                                           --------


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited).........             1

           Condensed Balance Sheets ................             1

           Condensed Statements of Loss ............             3

           Condensed Statement of Cash Flows .......             4

           Notes to the Condensed Financial Statements           5

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OR PLAN OF OPERATION............            12


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................             16

ITEM 2.    CHANGES IN SECURITIES...................             16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........             16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS....................              16

ITEM 5.    OTHER INFORMATION.......................             16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........             17

SIGNATURES.........................................             18

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                       6/30/2001         12/31/2000
                                      ----------         ----------

CURRENT ASSETS
  Cash & Cash Equivalents             $  101,356         $  300,304
  Accounts Receivable                      4,400                  0
  Prepaid Expenses                        48,717                  0
                                      ----------         ----------
      TOTAL CURRENT ASSETS               154,473            300,304


  NET PROPERTY AND EQUIPMENT           3,824,079          3,025,961

OTHER ASSETS:
  Deposits                                 7,364              4,066
  Patent, Net of Amortization
    of $8,646 and $5,724                 100,687             89,345
                                      ----------         ----------
    TOTAL OTHER ASSETS                   108,051             93,411
                                      ----------         ----------

TOTAL ASSETS                          $4,086,603         $3,419,676
                                      ==========         ==========

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                            CONDENSED BALANCE SHEETS



                                                                            06/30/2001           12/31/2000
                                                                          ------------          -----------
                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

LIABILITIES:
  Accounts Payable                                                        $  1,249,213          $   549,851
  Payroll Taxes Payable                                                         77,874               73,943
  Accrued Officer Wages                                                        239,143              186,643
  Note Payable - current portion                                                 9,438                9,438
                                                                          ------------          -----------
      TOTAL CURRENT LIABILITIES                                           $  1,575,668          $   819,875

LONG TERM DEBT:
  Loans Payable Shareholders                                                 1,139,995              517,893
  Notes Payable                                                                108,775               78,879
                                                                          ------------          -----------
      TOTAL LONG TERM DEBT                                                   1,248,770              596,772
                                                                          ------------          -----------
      TOTAL LIABILITIES                                                   $  2,824,438          $ 1,416,647

COMMITMENT AND CONTINGENCIES
  Redeemable, convertible, Series A preferred stock
    $0.01 par value; 250 shares authorized, 35 shares
    issued and outstanding - liquidation value of
    $1,124,393 and $1,058,750 at June 30, 2001 and
    December 31, 2000 respectively                                                   1                    1
  Redeemable, convertible, Series B preferred stock
    $0.01 par value; 4,000 shares authorized; 981
    and 1,083 shares issued and outstanding -
    liquidation value of $3,209,178 and $3,375,000 at
    June 30, 2001 and December 31,2000 respectively                                 10                   11
  Redeemable warrants, 14,840,000 and 11,993,800
    Authorized, issued and outstanding at
    June 30, 2001 and December 31, 2000
    respectively                                                                    --                   --

COMMON STOCKHOLDERS' EQUITY
  Common Stock-$0.01 par value;
    100,000,000 shares authorized;
    41,186,507 and 40,027,033
    shares issued and outstanding
    June 30, 2001 and December 31, 2000                                        411,865              400,270
  Paid in Capital Surplus                                                   12,039,497            8,035,934
  Accumulated Deficit                                                      (11,189,208)          (6,433,187)
                                                                          ------------          -----------
      TOTAL COMMON STOCKHOLDERS'
         EQUITY                                                              1,262,165            2,003,017
                                                                          ------------          -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                    $  4,086,603          $ 3,419,676
                                                                          ============          ===========


                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                          CONDENSED STATEMENTS OF LOSS

                                              Three Months                      Six Months
                                   -------------------------------       -------------------------------
                                    06/30/2001          06/30/2000        06/30/2001         6/30/2000
                                   ------------       ------------       ------------       ------------
SALES                              $          0       $          0       $    659,800       $          0

COST OF SALES                             6,210                  0            330,784                  0
                                   ------------       ------------       ------------       ------------

GROSS PROFIT                             (6,210)                 0            329,016                  0

OPERATING EXPENSES                    2,304,974            502,195          4,707,082            953,670

DEPRECIATION AND AMORTIZATION           181,441             58,941            362,922            117,882
                                   ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                 (2,492,625)          (561,136)        (4,740,988)        (1,071,552)

INTEREST EXPENSE                         13,076              2,188             15,072             3,750
                                   ------------       ------------       ------------       ------------

LOSS BEFORE TAXES                    (2,505,701)          (563,324)        (4,756,060)        (1,075,302)

PROVISION FOR INCOME TAXES
                                   ------------       ------------       ------------       ------------

NET LOSS                           $ (2,505,701)      $   (563,324)      $ (4,756,060)        (1,075,302)
                                   ------------       ------------       ------------       ------------

NET LOSS PER COMMON SHARE
  (basic and diluted)              $     (.0612)      $     (.0143)      $     (.1162)      $     (.0273)
                                   ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 40,923,737         39,447,125         40,923,737         39,447,125
                                   ============       ============       ============       ============



                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                       CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,



                                                        2001              2000
                                                    -----------       -----------

Cash flows from operating activities:
  Net Loss                                          ($4,756,060)      ($1,075,302)
  Adjustments to reconcile net loss to
    net cash utilized by operating activities:
    Depreciation and amortization                       362,922           117,882
  Changes in operating assets and liabilities:
    Accounts payable                                    699,362             6,182
    Payroll taxes payable                                 3,931             1,098
    Accrued wages                                        52,500                 0
    Accounts receivable                                  (4,400)                0
    Prepaid expenses                                    (48,717)          (25,853)
    Deposits                                             (3,298)          (99,645)
    Stock issued in exchange for services             2,025,000                 0
                                                    -----------       -----------
Net cash utilized by operating activities            (1,668,760)       (1,075,638)

Cash flows from investing activities:
    Purchase of property, plant and equipment        (1,158,118)         (662,879)
    Internally developed patents                        (14,224)                0
                                                    -----------       -----------
Net cash utilized by investing activities            (1,172,342)         (662,879)

Net cash from financing activities:
    Origination of unrelated long term debt              34,913                 0
    Repayment of unrelated long term debt                (5,017)           (4,009)
    Origination of related long term debt               730,590            51,296
    Repayment of related long term debt                (108,488)          (97,881)
    Common stock subscribed                             370,560                 0
    Issuance of common stock                          1,619,596         1,750,331
                                                    -----------       -----------
Net cash provided from financing activities           2,642,154         1,699,737
                                                    -----------       -----------
Net decrease in cash                                   (198,948)          (38,780)
Cash & equivalent at beginning of year                  300,304            59,970
                                                    -----------       -----------
Cash & equivalents at June 30,                          101,356            21,190
                                                    ===========       ===========
Non-cash transactions:
    Stock issued as compensation                      2,025,000                 0
                                                    ===========       ===========



ULTRASTRIP SYSTEMS, INC.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the financial statements and accompanying notes included in the Ultrastrip Systems, Inc. (the "COMPANY") Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

NATURE OF BUSINESS

The Company is engaged in contracting for the performance of paint stripping services to ship owners, contractors and dry docks. The Company also infrequently sells equipment to companies in the industry.

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


CONCENTRATIONS

Cash and cash equivalents are, for the most part, maintained with several major financial institutions in the United States. The balances are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At times during the year cash balances exceeded the amount insured by the FDIC.

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

PATENTS

The Patents (see Note 3) are being amortized on a straight-line basis over sixteen and one-half (16.5) years. Filing fees for internally developed patents are capitalized as incurred. Amortization charged as an expense for the six months ended June 30, 2001 and 2000 was $2,882 and $2,882.

REVENUE RECOGNITION

The Company utilizes the accrual method of accounting whereby revenue is recognized when earned and expenses are recognized when incurred.

ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the periods ended June 30, 2001 and 2000 were $115,492 and $90,074 respectively.

LOSS PER SHARE

The Company computes loss per share pursuant to SFAS No. 128, EARNINGS PER SHARE. Weighted average shares outstanding do not include any contingently issuable shares. The dilutive effect of warrants and Series A and Series B convertible preferred stock have not been considered as their effect would be antidilutive for all periods presented (See Notes 8 and 9).

MARKETS AND ECONOMIC RISKS

The Company's primary source of revenue is generated by providing paint stripping services to ship owners, contractors and dry docks. Therefore, there is an inherent risk that changes in existing technology, worldwide environmental legislation, shipping operations and, changes in painting standards may affect the Company's operations.

COMPENSATED ABSENCES

Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences and, accordingly, it is the Company's policy to recognize the costs of compensated absences when paid to the employees.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, maintenance and repairs are charged to operations. As of June 30, 2001 the Company has completed one robotic paint removal system which includes: two (2) paint stripping robots and all ancillary equipment necessary for their operation and transportation. The equipment was successfully tested and demonstrated to the general public during the 2nd quarter 2000. During the year ended December 31, 2000 a new version of the robotic system was built and the system previously constructed was scrapped for spare parts and written off as a loss on the disposal of fixed assets. The net book value of these assets included in the loss on the disposal of fixed assets was $214,134. A summary of property and equipment and the related depreciation expenses as of June 30, 2001 and 2000 is as follows:

                               06/30/2001       06/30/2000
                              -----------       -----------

Furniture and fixtures        $   273,578       $     6,383
Machinery and equipment         3,489,757         2,525,370
Office equipment                   95,178            54,004
Autos & trucks                    210,475           168,730
Spare parts                       615,519                 0
Leasehold improvements            196,953            30,421
                              -----------       -----------
                                4,881,460         2,784,908
Accumulated depreciation       (1,057,381)         (115,000)
                              -----------       -----------
                              $ 3,824,079       $ 2,669,908
                              ===========       ===========


NOTE 3 - PATENT

         The Company exercised an option and acquired one patent on December 17, 1999 from a related company. SAB 48 required the value assigned to the patent to be equivalent to the related company's historical cost as defined by generally accepted accounting principles. The related company also assigned an additional patent (no cost basis) during 2001. The Company has also applied for three additional patents and has capitalized the fees incurred with the filing and protection of these patents. The Company is amortizing the patent on a straight-line basis over its remaining estimated useful life (16.5 years). A summary of the acquisition cost and accumulated amortization at June 30, 2001 and 2000 is as follows:

                              06/30/2001      06/30/2000
                              ----------      ----------

Patent                        $ 109,333       $ 95,109
Accumulated amortization         (8,646)        (2,882)
                              ---------       --------
                              $ 100,687       $ 92,227
                              =========       ========

NOTE 4 - LOANS PAYABLE SHAREHOLDERS

Loans payable shareholders consist of several, unsecured, non-interest bearing loans made by shareholders. The loans are due on demand.

NOTE 5 - NOTES PAYABLE

                                                06/30/2001     12/31/2000
                                                ----------     -----------
Installment notes payable to banks,
aggregating $1,842 monthly including
interest at 7.9% to 10.99%, secured by
vehicles, final payment due July, 2009          $ 118,213       $ 92,277

Less Current Portion                               (9,438)        (4,244)
                                                ---------       --------
                                                $ 108,775       $ 86,029
                                                =========       ========

NOTE 6 - OPERATING LEASE

The Company conducts it operations from leased facilities, under an operating lease expiring July, 2005. Lease rent expense for the periods ended June 30, 2001 and 2000 amounted to $27,499 and $13,542 including Florida rental use tax of 6.5%

At June 30, 2001, future minimum lease payments and rent usage tax were as follows:

For fiscal years ending December 31,

                             Minimum          Rental Use         Gross
                               Rent             Tax              Rent
                             -------          ----------         -----

              2001            56,880            3,413            60,293
              2002            58,865            3,532            62,397
              2003            60,778            3,647            64,425
              2004            62,753            3,765            66,518
              2005            37,291            2,237            39,528
        Thereafter
                             -------           ------           -------
                             276,567           16,594           293,161
                             =======           ======           =======

NOTE 7 - STOCK TRANSACTIONS

COMPENSATION

During the period ended April 3, 2001, the Company incurred obligations to issue 675,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees, of which 475,000 shares have been issued. These obligations were valued at approximately $2,025,000 ($3 per share), which equals management's estimate of the fair market value of the services provided. The value of the 675,000 shares is reflected as a component of consulting fees in the 2001 condensed statements of loss. On April 30, 2001, a warrant holder exercised the appreciation rights of 1,653,800 warrants, but common shares have not been issued as the exercise may be subject to the resolution of certain issues.

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

PRIVATE OFFERING - COMMON STOCK

During the period ended June 30, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 511,300 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $1,022,600.

ISOLATED ISSUANCES - COMMON STOCK

During the period ended April 5, 2001, the Company issued 599,304 shares to a small group of investors who invested $1,619,596 in the aggregate in exempt, isolated transactions and received subscriptions for an additional 46,333 shares from a small group of investors who invested $139,000 in the aggregate in exempt, isolated transactions.

STOCK WARRANTS

During the period ended April 3, 2001 the Company issued warrants for 4,500,000 shares of common stock at an exercise price of $3.00 per share.

PRIVATE OFFERING - COMMON STOCK

Beginning April 9, 2001, the Company commenced a private placement of 10,000,000 shares of restricted, unregistered common stock at a price per share of $5.00. On June 27, 2001, the Company extended the offering through August 31, 2001 and permitted the Company to consider negotiating terms of investment with one or more individual investor or group of investors at a price or prices below $5 per share to the extent that the Board of Directors determines that it is in the best interests of the Company to effect such a sale. As of June 30, 2001, the company had received $246,560 for subscriptions of 49,312 shares, none of which have been issued (see Note 15 - SUBSEQUENT EVENTS).

NOTE 8 - PREFERRED STOCK

SERIES A

The Company's Series A preferred stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Total estimated dividends in arrears at June 30, 2001 and 2000 were $249,393 and $153,767 respectively.

Each share of Series A preferred is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the periods ended June 30, 2001 and 2000, -0- and 10 shares of Series A preferred stock were converted into -0- and 240,000 shares of common stock. The Series A preferred is redeemable at the option of the Company at $27,500 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

SERIES B

During the year ended December 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 1,290 shares of the Company's Series B preferred stock. Total proceeds received related to the offering were approximately $3,225,000. The Company's Series B preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Total estimated dividends in arrears at June 30, 2001 and 2000 was $266,178 and $61,803

Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the period ended June 30, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock. The Series B preferred is redeemable at the option of the Company at $3,000 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTE 9 - STOCK WARRANTS

Warrants to acquire an aggregate of 14,840,000 shares of the Company's common stock were outstanding at June 30, 2001, held by related and unrelated parties at prices ranging from $0.625 to $3.00 per share. The warrants expire at various dates through 2004. A summary of the Company's warrants are as follows:


                                                            06/30/2001
                                                           ------------
Warrants outstanding January 1                               11,993,800
Issued                                                        4,500,000
Exercised                                                    (1,653,800)
                                                           ------------
Warrants outstanding and exercisable at June 30              14,840,000
                                                           ============
Range in exercise prices                                   $0.625-$3.00

Some of the warrants also have stock appreciation rights allowing the warrant holder to receive an amount of shares which is determined by a multiple of increase in the value of a share of the issuing corporation's stock on the exercise date over the value of a share of the stock on the date the warrant is issued. Currently, the warrant holders are entitled to receive approximately 5,846,970 shares of common stock at no cost to themselves if they choose to exercise the appreciation rights. A warrant holder exercised the appreciation rights of 1,653,800 warrants, but the shares have not been issued as the exercise is currently under review by the Company.

As of June 30, 2001 common shares reserved for issuance are as follows:

Common shares subscribed                       95,645
Series A preferred                            840,000
Series B preferred                            819,135
Warrants                                   14,840,000
Key employee stock compensation               200,000
                                           ----------
Total                                      16,794,780
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

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                         2001            2000
                                      -----------       ---------

Deferred tax assets:
Section 195 election                       62,078          82,770
Net operating loss carryforwards      $ 1,880,700       $ 545,597
                                      -----------       ---------
Total deferred tax assets               1,942,778         628,367
Valuation allowance for deferred
   tax assets                          (1,942,778)       (628,367)
                                      -----------       ---------
                                      $         0       $       0
                                      ===========       =========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $1,942,778 and $628,367 at June 30, 2001 and 2000 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the six months ended June 30, 2001 and 2000 was $656,737 and $329,667 respectively.

The Company has incurred net operating losses since inception. At June 30, 2001 the Company had approximately $6,119,813 of net operating losses that expire in various amounts from 2018 to 2020 for U.S. income tax purposes.

NOTE 11 - RESEARCH AND DEVELOPMENT

Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $487,288 and $0 for the six months ended June 30, 2001 and 2000 respectively.

NOTE 12 - RELATED PARTY TRANSACTIONS

COMPENSATION ARRANGEMENTS

In February, 2001 the Company entered into new compensation agreements with ten
(10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,310,000 in the aggregate. Under these agreements, in addition to wages, the afore-mentioned employees are entitled to receive 675,000 shares of common stock in the aggregate of which 475,000 were issued and the remainder are to be issued when the change between transfer agents is completed (see Note 15 - SUBSEQUENT EVENTS).

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

NOTE 14 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company did not begin actual operations until June 30, 2001 and there is no assurance that the Company will realize a profit in the current year. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's intention to seek additional capital through private and public offerings until revenues from operations are sufficient to support the Company's expenses incurred in the normal course of business.

NOTE 15 - SUBSEQUENT EVENTS

STOCK ACTIVITY

Due to a change in the Company's transfer agent, all issuances and transfers of stock were temporarily suspended by the Company until the records could be transferred between the old and new transfer agents. Stock issuances and transfers recommenced in July, 2001.

PRIVATE OFFERING

Beginning April 9, 2001, the Company commenced a private placement of 10,000,000 shares of restricted, unregistered common stock at a price per share of $5.00. On June 27, 2001, the Company extended the offering through August 31, 2001 and permitted the Company to consider negotiating terms of investment with one or more individual investor or group of investors at a price or prices below $5 per share to the extent that the Board of Directors determines that it is in the best interests of the Company to effect such a sale. As of June 30, 2001, the company had received $246,560 for subscriptions of 49,312 shares, none of which have been issued. Since June 30, 2001, the Company had received $837,000 for subscriptions for an additional 191,900 shares.

NEW CONTRACTS

The Company received a new contract to remove approximately 55,000 square feet of coatings from the USS COLE's hull starting on or before August 15, 2001.

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

RESULTS OF OPERATIONS

REVENUE

Revenues were $0 for the quarter ended June 30, 2001, as compared to $0 for the second quarter of 2000. While the Company failed to post any revenue during the second quarter, it believes it is making significant progress toward earning industry acceptance for its innovative technology.

On July 16, 2001, the Company conducted a product demonstration at the National Robotics Engineering Consortium at Carnegie Mellon University in Pittsburgh, Pennsylvania. The Company entered into an agreement with the NREC in 1999 to develop technologies to enhance the performance of the Company's robotic hydroblasting system. Representatives from a number of major U.S. and international shipyards attended the presentation.

The Company successfully obtained two important contracts as a result of the July 16, 2001 demonstration. First, the Company agreed with Ingalls Shipbuilding, a division of Litton Ship Systems, to remove the coatings from approximately 55,000 square feet of the hull and sides of the USS COLE, starting on or around August 15, 2001. The USS COLE, a US Navy ship damaged as a result of a terrorist attack in Yemen in October 2000, is under repair at the Ingalls Shipbuilding facility in Pascagoula, Mississippi. The Company expects to complete this engagement within approximately two weeks of commencing operations.

Second, the Company successfully negotiated a two-month rental contract with Tecor - Tecnologia Anti-Corrosao, S.A. of Setubal, Portugal, the surface preparation contractor for the Lisnave shipyards. The Company agreed to ship two robotic hydroblasting systems accompanied by an experienced operations team to Portugal to demonstrate the operation and effectiveness of the Company's new technology. Upon a successful demonstration of the functionality of the

UltraStrip technology, the Company believes that Tecor may purchase the rental demonstration system and order additional systems. The Company also intends to invite to Portugal the representatives of other, large shipyards to witness the operation of the Company's robotic systems in a typical industrial environment. Management believes that the Ingalls and Tecor agreements represent significant steps towards implementation of the Company's business plan.

To continue to attract industry attention, the Company recently increased the scope of its marketing efforts. The Company sponsored a booth at the NorShipping Exhibition in Oslo, Norway in June and plans to sponsor booths at two additional major maritime trade shows, including the SNAME IMExpo 2001 - sponsored by the Society of Naval Architects and Marine Engineers in Orlando, Florida in October, as well as at the Ship Repair & Conversion show in London in November. To improve product awareness the Company revised its website at http://www.ultrastrip.com, to include more product detail. The Company continues to advertise on a regular basis in a number of maritime industry publications, including SEATRADE, MARITIME REPORTER AND ENGINEERING NEWS, and SHIPCARE. The Company's M2000 robotic system has also been featured on the June/July 2001 cover of SHIPCARE and the July/August 2001 cover of INTERNATIONAL SHIPREPAIR NEWS.

With these marketing efforts, coupled with the anticipated successful completion of its contracts with Ingalls Shipbuilding and Tecor, the Company believes that it will be well-positioned to negotiate equipment purchase contracts with interested shipyards worldwide and contracts to perform coatings removal services on a per-ship, per-square foot basis for shipyards, contractors and ship managers and owners, including the United States and foreign governments. The Company's business plan envisions future revenues from the sale of technical support and maintenance packages, as well as spare parts and accessories to those shipyards and contractors that have purchased and installed robotic hydroblasting systems. However, no such maintenance or supply arrangements or commitments have been entered into by the Company to date.

OPERATING EXPENSES

Operating expenses increased from $502,195 in the second quarter of 2000 to $2,304,974 in the second quarter of 2001. The major components of operating expenses include: salaries and wages, including leased labor, which increased from $32,981 in the second quarter of 2000 to $364,634; consulting expenses, including consulting services from related parties, which increased from $204,533 in the second quarter of 2000 to $765,076, due primarily to a $600,000 expense taken to reflect the obligation to issue 200,000 shares of restricted, unregistered common stock in connection with compensation agreements for key members of executive management; and research and development, which increased from $0 in the second quarter of 2000 to $378,937 in the second quarter of 2001.

LOSS FROM OPERATIONS

The Company continues to recognize losses from its operations. Loss from operations in the second quarter of 2001 was $2,492,625 as compared to $561,136 for the prior year period. This increase in loss from operations is primarily due to the increase in operating expenses described above, as well as an increase in depreciation and amortization expenses, from $58,941 in the second quarter of 2000 to $181,441 in the second quarter of 2001.

INTEREST EXPENSE

Interest expense totaled $13,076 for the second quarter of 2001, compared to $2,188 for the second quarter of 2000.

NET LOSS

Net loss was $2,505,701 for the second quarter of 2001, compared to $563,324 for the second quarter of 2000. Losses per share were $0.0612 and $0.0143 for the second quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of June 30, 2001, the Company's cash and cash equivalents on hand were $101,356, compared to $300,304 as of December 31, 2000. The Company's accounts receivable were $4,400 as of June 30, 2001, compared to $0 as of December 31, 2000, reflecting the payment of the receivable from the Company's services for Corrosion Engineering Services concerning the removal of non-skid coating from the deck of the USS EISENHOWER during the second quarter of 2001.

The Company borrowed an additional $730,590 from a majority shareholder from January 1, 2001 to June 30, 2001 to finance the acquisition of additional equipment and to fund the continuation of operations. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate principal amount of $1,139,995 are unsecured, non-interest bearing, and due upon demand.

Also during the first six months of 2001, the Company sold 694,949 shares of its common stock to investors in exempt, isolated transactions and to accredited investors as part of a private placement of common stock offered under the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act for aggregate proceeds of $2,005,156.

Net cash used by operating activities was $1,668,760 for the six months ended June 30, 2001, compared to $1,075,638 for the six months ended June 30, 2000. The Company's capital expenditures increased from $662,879 in the first six months of 2000 to $1,158,118 in the first six months of 2001, primarily as a result of new equipment purchases in connection with the Company's work for Corrosion Engineering Services and purchases made in anticipation of the future work for Ingalls Shipbuilding and Tecor. Management expects that the Company will be able to use this equipment in connection with future operations.

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

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $1,500,558 in connection with research and development of the technology related to its robotic hydroblasting system and other research projects currently in process, including $378,937 in research and development expenditures in the second quarter of 2001. The Company currently has two research and development projects in process, which management expects will be completed on or around October 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development.

Management estimates the Company's cash needs to fund its operations over the next twelve months to be approximately $3,600,000, in addition to the $101,356 of cash and cash equivalents on hand as of June 30, 2001.

Since June 30, 2001, the Company has expended approximately $908,556 of the cash on hand, and as of July 30, 2001, the Company's cash and cash equivalents on hand were $83,800. Management is actively seeking additional equity financing through its current private placement and other sources of funding and since June 30, 2001, the Company has raised approximately $891,000 through an on-going private offering of restricted, unregistered shares of its common stock.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company is not a party to any pending litigation.

ITEM 2. CHANGES IN SECURITIES.

         There has been no change in the rights, preferences or privileges of any security of the Company during the second quarter of 2001. Also during the second quarter of 2001, the Company sold an additional 95,645 unregistered, restricted shares of its common stock to accredited investors for aggregate proceeds of $385,500 for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         There has been no default on any senior security during the second quarter of 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the second quarter of 2001.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS.


EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB")

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB

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

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 6.10 to
                                                                            the Form 10-SB

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 6.11 to
                     Inc.                                                   the Form 10-SB

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 6.12 to
                                                                            the Form 10-SB

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 6.13 to
                                                                            the Form 10-SB

10.14                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.14 to
                                                                            the Company's Form 10-QSB for the quarter ended
                                                                            March 31, 2001

10.15                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.15 to
                                                                            the Company's Form 10-QSB for the quarter ended
                                                                            March 31, 2001


(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the second quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ULTRASTRIP SYSTEMS, INC.

         August 13, 2001              /s/ ROBERT O. BARATTA
                                      -----------------------------------------
                                      Robert O. Baratta
                                      President, Co-Chief Executive Officer
                                      and Vice Chairman of the Board


         August 14, 2001              /s/ SCOTT R. BARATTA
                                      -----------------------------------------
                                      Scott R. Baratta
                                      Senior Vice President - Finance
                                      Chief Financial Officer
                                      (Chief Accounting Officer)