Form 10QSB
period 2001-09-30
ULTRASTRIP SYSTEMS INC
filed 2001-11-14
CIK 1071760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,134,049 shares of common stock were outstanding as of November 7, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)

                                      INDEX

                                                           PAGE NO.
                                                           --------


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited).........             1

           Condensed Balance Sheets ................             1

           Condensed Statements of Loss ............             3

           Condensed Statement of Cash Flows .......             4

           Notes to the Condensed Financial Statements           5

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OR PLAN OF OPERATION............            13


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................             17

ITEM 2.    CHANGES IN SECURITIES...................             17

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........             17

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS....................              18

ITEM 5.    OTHER INFORMATION.......................             18

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........             20

SIGNATURES.........................................             22

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                            Ultrastrip Systems, Inc.
                                   (Unaudited)
                            Condensed Balance Sheets

                                     ASSETS


                                          9/30/2001           12/31/2000
                                          ---------           ----------

CURRENT ASSETS
  Cash & Cash Equivalents                 $  306,341          $  300,304
  Accounts Receivable                         77,724                   0
  Receivable - Sale of Equipment             830,900                   0
  Prepaid Expenses                            59,952                   0
                                          ----------          ----------
      TOTAL CURRENT ASSETS                 1,274,917             300,304


  NET PROPERTY AND EQUIPMENT               3,389,061           3,025,961

OTHER ASSETS:
  Deposits                                     8,864               4,066
  Patent, Net of Amortization
    of $10,087 and $5,764                    102,623              89,345
                                          ----------          ----------
    TOTAL OTHER ASSETS                       111,487              93,411
                                          ----------          ----------

TOTAL ASSETS                              $4,775,465          $3,419,676
                                          ==========          ==========

                            Ultrastrip Systems, Inc.
                                   (Unaudited)
                            Condensed Balance Sheets

                                 LIABILITIES AND
                              STOCKHOLDERS' EQUITY

                                                                    09/30/2001             12/31/2000
                                                                    ----------             ----------
LIABILITIES:
  Accounts Payable                                                 $  1,418,207           $    549,851
  Customer Deposits                                                     150,000                      0
  Deferred Revenue                                                       78,365                      0
  Payroll Taxes Payable                                                       0                 73,943
  Accrued Officer Wages                                                 241,643                186,643
  Note Payable - current portion                                          9,438                  9,438
                                                                   ------------           ------------
      TOTAL CURRENT LIABILITIES                                    $  1,897,653           $    819,875

LONG TERM DEBT:
  Loans Payable Shareholders                                          1,120,582                517,893
  Notes Payable                                                         102,248                 78,879
                                                                   ------------           ------------
      TOTAL LONG TERM DEBT                                            1,222,830                596,772
                                                                   ------------           ------------
      TOTAL LIABILITIES                                            $  3,120,483           $  1,416,647

COMMITMENT AND CONTINGENCIES

  Redeemable, convertible, Series A preferred stock
    $0.01 par value; 250 shares authorized, 35
    shares issued and outstanding - liquidation
    value of $1,124,393 and $1,058,750 at
    September 30, 2001 and December 31, 2000
    respectively                                                              1                      1
  Redeemable, convertible, Series B preferred stock
    $0.01 par value; 4,000 shares authorized; 981
    and 1,083 shares issued and outstanding - liquidation
    value of $3,209,178 and $3,375,000 at
    September 30, 2001 and December 31,2000
    respectively                                                             10                     11
  Redeemable warrants, 14,840,000 and 11,993,800
    Authorized, issued and outstanding at
    September 30, 2001 and December 31, 2000
    respectively                                                             --                     --

COMMON STOCKHOLDERS' EQUITY
  Common Stock-$0.01 par value;
    100,000,000 shares authorized;
    42,086,027 and 40,027,033
    shares issued and outstanding
    September 30, 2001 and December 31, 2000                            420,860                400,270
  Paid in Capital Surplus                                            14,112,527              8,035,934
  Accumulated Deficit                                               (12,878,416)            (6,433,187)
                                                                   ------------           ------------
      TOTAL COMMON STOCKHOLDERS'
         EQUITY                                                       1,654,971              2,003,017
                                                                   ------------           ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                             $  4,775,465           $  3,419,676
                                                                   ============           ============

                            Ultrastrip Systems, Inc.
                                   (Unaudited)
                          Condensed Statements of Loss


                                                   Three Months                                    Nine Months
                                       -----------------------------------           -----------------------------------
                                        09/30/2001             09/30/2000             09/30/2001             09/30/2000
                                       ------------           ------------           ------------           ------------
NET REVENUES                           $     77,724           $          0           $    737,524           $          0

COST OF SALES                               131,603                      0                462,385                      0
                                       ------------           ------------           ------------           ------------
GROSS MARGIN                                (53,879)                     0                275,139                      0

OPERATING EXPENSES                        1,142,799              1,028,338              3,824,879              1,982,008

DEPRECIATION AND AMORTIZATION               181,441                226,441                544,363                344,323

STOCK ISSUED FOR SERVICES                   100,000                      0              2,125,000                800,000
                                       ------------           ------------           ------------           ------------
LOSS FROM OPERATIONS                     (1,478,119)            (1,254,779)            (6,219,103)            (3,126,331)

LOSS FROM DISPOSED ASSETS                  (210,933)                     0               (210,933)                     0

INTEREST EXPENSE                             (5,161)                (5,726)               (15,232)                (9,476)
                                       ------------           ------------           ------------           ------------
LOSS BEFORE TAXES                        (1,694,213)            (1,260,505)            (6,445,268)            (3,135,807)

PROVISION FOR INCOME TAXES
                                       ------------           ------------           ------------           ------------

NET LOSS                               $ (1,694,213)          $ (1,260,505)          $ (6,445,268)          $ (3,135,807)
                                       ============           ============           ============           ============

NET LOSS PER COMMON SHARE
(basic and diluted)                    $       (.04)          $       (.04)          $       (.16)          $       (.08)
                                       ============           ============           ============           ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     41,828,195             39,931,012             41,262,415             39,658,038
                                       ============           ============           ============           ============




                            Ultrastrip Systems, Inc.
                                   (Unaudited)
                       Condensed Statements of Cash Flows
                     For the Nine Months Ended September 30,


                                                            2001                 2000
                                                        -----------           -----------
Cash flows from operating activities:
  Net Loss                                              ($6,445,268)          ($3,135,807)
  Adjustments to reconcile net loss to
    net cash utilized by operating activities:
    Depreciation and amortization                           544,363               344,323
    Stock issued in exchange for services                 2,125,000               800,000
    Deferred gain on sale of equipment                      (99,188)                    0
Changes in operating assets and liabilities:
    Accounts payable                                        868,356                 6,173
    Customer deposits                                       150,000                     0
    Payroll taxes payable                                   (73,943)                7,358
    Accrued wages                                            55,000               209,000
    Deferred revenue                                         78,365                     0
    Accounts receivable                                    (908,624)                    0
    Prepaid expenses                                        (59,952)              (95,819)
    Deposits                                                 (4,798)                   (0)
                                                        -----------           -----------
Net cash utilized by operating activities                (3,770,689)           (1,864,772)

Cash flows from investing activities:
    Purchase of property, plant and equipment            (1,653,872)           (1,536,251)
    Sale of property, plant and equipment                   850,000                     0
    Internally developed patents                            (17,641)                    0
                                                        -----------           -----------
Net cash utilized by investing activities                  (821,513)           (1,536,251)

Net cash from financing activities:
    Origination of unrelated long term debt                  34,913                     0
    Repayment of unrelated long term debt                   (11,544)               (7,644)
    Origination of related long term debt                   775,590                     0
    Repayment of related long term debt                    (172,901)              (86,277)
    Issuance of series B preferred stock                          0             2,796,500
    Issuance of common stock                              3,972,181             1,022,600
                                                        -----------           -----------
Net cash provided from financing activities               4,598,239             3,725,179
                                                        -----------           -----------
Net increase (decrease) in cash                               6,037               324,156
Cash & equivalent at beginning of year                      300,304                59,970
                                                        -----------           -----------
Cash & equivalents at September 30,                         306,341               384,126
                                                        ===========           ===========
Non-cash transactions:
    Stock issued as compensation                          2,125,000               800,000
                                                        ===========           ===========

Ultrastrip Systems, Inc.
Notes to the Condensed Financial Statements
(Unaudited)
September 30, 2001 and 2000

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

NATURE OF BUSINESS

The Company is engaged in contracting for the performance of paint stripping services to ship owners, contractors, and dry docks. The Company also infrequently sells equipment to companies in the industry.

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

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Maintenance and repairs are charged to expense as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any gain or loss is included in the other expenses. Depreciation is calculated using straight-line and accelerated methods over the estimated useful lives of the respective assets. The Company is continuously conducting research and development of its existing technologies. Introduction of new technology or modification of existing technology may cause existing property and equipment to be rendered obsolete and retired by the Company.

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

Construction of the Company's robotic units and the majority of the Company's research and development is performed by the Company's research partner, Carnegie Mellon University (See Note 13, "Research and Development").

INCOME TAXES

The Company accounts for income taxes using the asset and liability method as required by Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred income taxes are provided on temporary differences between book and tax income, arising primarily from the use of differing methods of recognition of start-up costs. An allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

PATENTS

The Patents (see Note 3) are being amortized on a straight-line basis over sixteen and one-half (16.5) years. Filing fees for internally developed patents are capitalized as incurred. Amortization charged as an expense for the nine months ended September 30, 2001 and 2000 was $4,363 and $4,323.

REVENUE RECOGNITION

The Company recognizes revenue where the earning process is complete, evidenced by an agreement between the customer and the Company, there has been delivery and acceptance, collectibility is probable, and pricing is fixed and determinable. If significant obligations remain after delivery, revenue is deferred until such obligations are fulfilled. Revenue from service agreements is generally recognized ratably over the service period or as the services are rendered.

ADVERTISING

The Company conducts nondirect response advertising for the promotion of its products. These costs are expensed as incurred. Advertising costs for the nine months ended September 30, 2001 and 2000 were $150,347 and $108,814 respectively.

LOSS PER SHARE

The Company computes loss per share pursuant to SFAS No. 128, "Earnings Per Share". Weighted average shares outstanding do not include any contingently issuable shares. The dilutive effect of warrants and, Series A and Series B convertible preferred stock have not been considered as their effect would be antidilutive for all periods presented (See Notes 9 and 10).

MARKETS AND ECONOMIC RISKS

The Company's primary source of revenue is generated by providing paint stripping services and sales of paint stripping equipment to shipyards, contractors and ship owners. Therefore, there is an inherent risk that changes in existing technology, worldwide environmental legislation, shipping operations and changes in painting standards may affect the Company's operations.

COMPENSATED ABSENCES

Employees of the Company are entitled to paid vacations, sick days and other time off depending on job classification, length of service and other factors. It is impractical to estimate the amount of compensation for future absences and, accordingly, it is the Company's policy to recognize the costs of compensated absences when paid to the employees.

SEGMENT REPORTING

Under SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," the Company is required to use the "management" approach to reporting segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas, and major customers (See Note 18, "Industry Segment, Geographic, and Customer Information").

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, maintenance and repairs are charged to operations. The equipment was successfully tested and demonstrated to the general public during the 2nd quarter 2000. During the year ended December 31, 2000 a new version of the robotic system was built and the system previously constructed was scrapped for spare parts and written off as a loss on the disposal of fixed assets. The net book value of these assets included in the loss on the disposal of fixed assets in 2000 was $214,134. Upon introduction of an improved robotic system in August, 2001 the prior system was determined to be obsolete by the Company and written off as a loss by the Company. During the nine months ended September 30, 2001 the company also donated used equipment to its research partner to be used in future research and development. The net book value of these assets included in the loss on their disposal of fixed assets in 2001 was $210,933. A used paint removal system with a net book value of $750,772 was sold by the Company during the nine months ended September 30, 2001 and is reflected in the deferred revenue on the condensed balance sheets. A summary of property and equipment and the related depreciation expenses as of September 30, 2001 and 2000 is as follows:

                                            09/30/2001       09/30/2000
                                            ----------       ----------

Furniture and fixtures                       $354,928          $127,651
Machinery and equipment                     2,563,314         3,130,642
Office equipment                              108,769            54,004
Autos & trucks                                210,474           168,730
Spare parts                                   621,769                 0
Leasehold improvements                        207,161           194,174
                                           ----------        ----------
                                            4,066,415         2,784,908
Accumulated depreciation                     (677,354)         (340,000)
                                           ----------        ----------
                                           $3,389,061        $2,444,908
                                           ==========        ==========
NOTE 3 - PATENT

The Company exercised an option and acquired one patent on December 17, 1999 from a related company. SAB 48 required the value assigned to the patent to be equivalent to the related company's historical cost as defined by generally accepted accounting principles. The related Company also assigned an additional patent (no cost basis) during 2001. The Company has also applied for three additional patents and has capitalized the fees incurred with the filing and protection of these patents. The Company is amortizing the patent on a straight-line basis over its remaining estimated useful life (16.5 years). A summary of the acquisition cost and accumulated amortization at September 30, 2001 and 2000 is as follows:

                                           09/30/2001           09/30/2000
                                           ----------           ----------

Patent                                       $112,710             $95,109
Accumulated amortization                      (10,087)             (4,323)
                                             --------             -------
                                             $102,623             $90,786
                                             ========             =======

NOTE 4 - LOANS PAYABLE SHAREHOLDERS

Loans payable shareholders consist of several, unsecured, non-interest bearing loans made by shareholders. The loans are due on demand.

NOTE 5 - CUSTOMER DEPOSITS

Customer deposits consist of advances received from a customer on a contract scheduled to begin in October, 2001 (See Note 17, " Subsequent events").

NOTE 6 - DEFERRED REVENUE

Deferred revenue resulted from the sale of used equipment in the third quarter. The equipment was delivered to the buyer in the third quarter, but financing for the purchase is still being finalized by the buyer. The revenue will be recognized after the financing arrangements are completed.

NOTE 7 - NOTES PAYABLE

                                            09/30/2001         12/31/2000
                                            ----------         ----------

Installment notes payable to banks,
aggregating $1,842 monthly including
interest at 7.9% to 10.99%, secured by
vehicles, final payment due July, 2009.      $111,686           $92,277

Less Current Portion                           (9,438)           (4,244)
                                             --------           -------
                                             $102,248           $86,029
                                             ========           =======

Additional financing was obtained by the Company from a shareholder on October 19, 2001 (See Note17, " Subsequent Events").

NOTE 8 - OPERATING LEASE

The Company conducts it operations from leased facilities, under an operating leases expiring July, 2005 and August, 2006, with guaranteed options to renew for an additional five years at the Company's option for annual increases of 3.25%. Lease rent expense for the periods ended September 30, 2001 and 2000 amounted to $47,518 and $20,780 including Florida rental use tax of 6.5%

At September 30, 2001, future minimum lease payments and rent usage tax were as follows:

For fiscal years ending December 31,

                            Minimum          Rental Use          Gross
                              Rent              Tax               Rent
                            -------          ----------          -----

              2001            25,920            1,685            27,605
              2002           107,186            6,967           114,153
              2003           110,669            7,193           117,862
              2004           114,265            7,427           121,692
              2005            90,477            5,881            96,358
        Thereafter            35,457            2,305            37,762
                             -------           ------           -------
                             483,974           31,458           515,432
                             =======           ======           =======

NOTE 9 - STOCK TRANSACTIONS

COMPENSATION

During the quarter ended September 30, 2001 the Company issued 20,000 shares of restricted, unregistered common stock in exchange for services rendered. The issuances were valued at approximately $100,000 ($5 per share), which equals management's estimate of the fair market value of the services. The value of the 20,000 shares is reflected as stock issued for services in the 2001 condensed statements of loss

During the period ended April 3, 2001, the Company incurred obligations to issue 675,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees, of which 425,000 shares have been issued. These obligations valued at approximately $2,025,000 ($3 per share), which equals management's estimate of the fair market value of the services provided. The value of the 675,000 shares is reflected as stock issued for services in the 2001 condensed statements of loss. On April 30, 2001 a warrant holder exercised the appreciation rights of 1,653,800 warrants, but common shares have not been issued as the exercise may be subject to the resolution of certain issues.

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

ISOLATED ISSUANCES - COMMON STOCK

During the period ended April 5, 2001, the Company issued 875,797 shares to a small group of investors who invested $1,758,596 in the aggregate in exempt, isolated transactions.

STOCK WARRANTS

During the period ended April 3, 2001 the Company issued warrants for 4,500,000 shares of common stock at an exercise price of $3.00 per share.

Additional warrants to acquire shares were sold to a shareholder on October 19, 2001 (See Note 17, "Subsequent Events")

PRIVATE OFFERING - COMMON STOCK

During the period of April 9 to August 31, 2001, the Company conducted a private placement offering, received subscriptions for and, issued 544,485 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $2,197,085.

NOTE 10 - PREFERRED STOCK

SERIES A

The Company's Series A preferred stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Total estimated dividends in arrears at September 30, 2001 and 2000 were $282,223 and $186,597 respectively.

Each share of Series A preferred is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the periods ended September 30, 2001 and 2000, -0- and 10 shares of Series A preferred stock were converted into -0- and 240,000 shares of common stock. The Series A preferred is redeemable at the option of the Company at $27,500 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

SERIES B

During the year ended December 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 1,290 shares of the Company's Series B preferred stock. Total proceeds received related to the offering were approximately $3,225,000. The Company's Series B preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Total estimated dividends in arrears at September 30, 2001 and 2000 was $327,981 and $123,606.

Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten initial public offering. During the period ended September 30, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock. The Series B preferred is redeemable at the option of the Company at $3,000 per share plus accrued and unpaid dividends. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

NOTE 11 - STOCK WARRANTS

Warrants to acquire an aggregate of 14,840,000 shares of the Company's common stock were outstanding at September 30, 2001, held by related and unrelated parties at prices ranging from $0.625 to $3.00 per share. The warrants expire at various dates through 2004. A summary of the Company's warrants are as follows:

                                                              09/30/2001
                                                             ------------

Warrants outstanding January 1                                 11,993,800
Issued                                                          4,500,000
Exercised                                                      (1,653,800)
                                                             ------------
Warrants outstanding and exercisable at September 30           14,840,000
                                                             ============
Range in exercise prices                                     $0.625-$3.00

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

As of September 30, 2001 common shares reserved for issuance are as follows:

Series A preferred                                                  840,000
Series B preferred                                                  819,135
Warrants                                                         14,840,000
Key employee stock compensation                                     250,000
                                                                 ----------
Total                                                            16,749,135
                                                                 ==========

Additional warrants to acquire shares were sold to a shareholder on October 19, 2001 (See Note 17, "Subsequent Events")

NOTE 12 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting of Income Taxes". Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              2001              2000
                                          -----------         ---------
Deferred tax assets:
Section 195 election                      $    62,078         $  82,770
Net operating loss carryforwards            2,002,388           797,698
                                          -----------           -------
Total deferred tax assets                   2,064,466           880,468
Valuation allowance for deferred
   tax assets                              (2,064,466)         (880,468)
                                          -----------         ---------
                                          $         0         $       0
                                          ===========         =========

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management has determined that a valuation allowance of $2,064,466 and $880,468 at September 30, 2001 and 2000 respectively, is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the nine months ended September 30, 2001 and 2000 was $1,027,220 and $581,768 respectively.

The Company has incurred net operating losses since inception. At June 30, 2001 the Company had approximately $6,119,813 that expire in various amounts from 2018 to 2020 for U.S. income tax purposes.

NOTE 13 - RESEARCH AND DEVELOPMENT

Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $264,297 and $139,707 for the nine months ended September 30, 2001 and 2000 respectively. Under a research agreement with its research partner, any improvements to the Company's existing patents would continue to be owned by the Company. Any new technology developed by ongoing research and development would be owned by the Company's research partner and the Company would have the right to license these patents from its research partner.

NOTE 14 - RELATED PARTY TRANSACTIONS

COMPENSATION ARRANGEMENTS

In February 2001 the Company entered into new compensation agreements with ten
(10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,310,000 in the aggregate. Under these agreements, in addition to wages, the afore-mentioned employees are entitled to receive 675,000 shares of common stock in the aggregate of which 425,000 were issued and the remainder are yet to be issued.

SHAREHOLDER LOANS

The Company received loans from a significant shareholder and officer of the Company totaling of $705,590 in 2001 in order to finance the acquisition of equipment and the start of operations. The loans are unsecured, non-interest bearing and, due upon demand.

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

RESEARCH AND PRODUCT COSTS

The Company has amended its agreement with its research partner for the continuing research of the technologies used by and, the construction of the Company's primary product, the M2000. The Company is obligated under the agreement to make payments totaling $1,007,564 over the next four months.

NOTE 16 - GOING CONCERN

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

NOTE 17 - SUBSEQUENT EVENTS

NOTES PAYABLE - RELATED PARTY

On October 19, 2001 the Company entered into a financing agreement with a shareholder. Under the terms of the agreement the Company borrowed $862,069.00 at 16%, payable in one lump sum of $1,000,000 with a maturity date of October 19, 2002, collateralized by all equipment of the Company.

SALE OF WARRANTS - RELATED PARTY

On October 19, 2001 the Company sold 100,000 warrants to a shareholder for the sum of $137,931. The warrants have an exercise price of $.07 per share with an expiration date of October 19, 2021.

STOCK ACTIVITY

Subsequent to the end of the quarter the Company has issued an additional 48,022 shares in isolated issuances.

NEW CONTRACTS

The Company began operations in Portugal in late October, 2001 under a service agreement. Under the contract, the equipment is to be used for surface preparation for 60 days for a base fee of $200,000 and transportation costs of $50,000 payable in United States Dollars. If the equipment or Company personnel are utilized more than 56 hours per week the Company is to be reimbursed at agreed upon rates.

NOTE 18 - INDUSTRY SEGMENT, GEOGRAPHIC, AND CUSTOMER INFORMATION

The Company currently has no internal divisions and no segments considered to be reportable segments under the criteria of SFAS No. 131.

                                Service
                               Contracts                Totals
                               ---------                ------

Revenues                         737,524               737,524
Direct Costs                     413,157               413,157

Contract services provided to two unrelated companies have accounted for 100% of the revenues earned during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001 all revenues were generated from sources within the United States (See Note 17, "Subsequent Events").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements that involve risks and uncertainties. Words such as "may," "will," "should," "would," "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

REVENUE

The results of operations for the third quarter of 2001 show meaningful revenues for the second quarter in the Company's history. Revenues were $77,724 for the quarter ended September 30, 2001, as compared to $0 for the third quarter of 2000, an increase of $77,724. Revenues for the quarter were generated from services performed for Northrop Grumman's Ingalls Shipbuilding division.

In August 2001, the Company removed approximately 16,000 square feet of coatings from the hull and sides of the USS Cole pursuant to the contract with Ingalls Shipbuilding. The USS Cole, the US Navy destroyer attacked in Yemen in October 2000, was under repair at the Ingalls Shipbuilding facility in Pascagoula, Mississippi. Ingalls Shipbuilding is a division of Litton Ship Systems, which is a unit of Northrop Grumman Corporation. The work was completed to the satisfaction of Ingalls in early September 2001. The Company believes that Litton Ship Systems may purchase additional equipment or contract services in the future.

In September 2001, the Company signed an exclusive distributor agreement with Robotic Environmental Services, LLC ("RES") of Baton Rouge, Louisiana for the sale of the Company's patented robotic hydroblasting systems in Louisiana and Texas. RES will concentrate on the above-ground storage tank coatings removal market, as well as the oil production facility and barge markets for coatings removal. The exclusive distributor agreement is for a term of five years and establishes minimum purchasing requirements necessary to maintain RES' exclusivity in the two states. The minimum number of robotic systems required to be purchased during the term of the agreement to maintain exclusivity is expected to generate approximately $20 million dollars in sales. RES also received an option from the Company to acquire the exclusive distribution rights in Venezuela. To exercise this option RES must purchase four additional robotic systems by June 30, 2002.

Pursuant to the terms of the exclusive distributor agreement and after a successful demonstration of the Company's robotic system on an above-ground storage tank in Louisiana, RES purchased its first robotic system. This system, which was delivered in September 2001, contained previously used equipment thereby allowing the Company to recognize a gain on the sale of used equipment in connection with this agreement. Since financing for the purchase is still being finalized by the Purchaser, the Company is deferring the gain on the sale of the system until the fourth quarter of 2001.

In October 2001, the Company undertook performance of a two-month systems and manpower rental contract with Tecor - Tecnologia Anti-Corrosao, S.A. ("Tecor") of Setubal, Portugal, the surface preparation contractor for the Lisnave shipyards. Lisnave shipyard serves commercial ship owners in Europe and is the second largest shipyard in the world. The Company has transported to Portugal two robotic hydroblasting systems with supporting crew to demonstrate the operation and effectiveness of its technology during the period from October to December, 2001. Subject to the successful demonstration of the operation of the robotic systems, the Company believes that Tecor will purchase the demonstration systems and order additional systems. The Company has invited additional shipyard managers and owners to the Portugal shipyard to witness first-hand the operation and capabilities of the Company's robotic systems. The Company believes that a successful Portugal demonstration will represent a significant advance in the implementation of the Company's business plan.

To continue to attract industry attention, the Company has also increased the scope of its marketing efforts. The Company has sponsored booths at the NorShipping Exhibition in Oslo, Norway in June 2001, and the SNAME IMExpo 2001 - sponsored by the Society of Naval Architects and Marine Engineers in Orlando, Florida in October 2001, and intends to sponsor a booth at the London Ship Repair & Conversion Show in November 2001, a major maritime trade show. The Company continually improves its website at http://www.ultrastrip.com, to provide the most current information concerning the Company and its products. The Company continues to regularly advertise in a number of maritime industry publications, such as SEATRADE, MARITIME REPORTER AND ENGINEERING NEWS, SHIPCARE, and INTERNATIONAL SHIPREPAIR NEWS. The Company's M2000 robotic system has been featured on the covers of numerous trade publications in 2001, including the third quarter 2001 issue of SHIPREPAIR AND CONVERSION TECHNOLOGY.

These marketing efforts, coupled with the successful completion of its current contract with Tecor, should enable the Company to negotiate equipment purchase contracts with interested shipyards worldwide and to perform coatings removal services on a per-ship, per-square foot basis for shipyard operators, ship managers and ship owners, including the U.S. government and foreign governments. The Company also anticipates that RES will satisfy its minimum purchase requirements established in the exclusive distributor agreement, which will position the Company to sell additional systems and advance its market penetration into the above-ground petroleum and water storage tank coatings removal markets. Under the Company's business plan, future revenues are also expected from the sale of technical support and maintenance packages, as well as spare parts and accessories, to those shipyards that have purchased and installed robotic hydroblasting systems. However, no such maintenance or supply arrangements or commitments have been entered into by the Company to date.

OPERATING EXPENSES

Operating expenses increased from $1,028,338 in the third quarter of 2000 to $1,142,799 in the third quarter of 2001. The major components of operating expenses include: salaries and wages, including leased labor, which increased from $231,193 in the third quarter of 2000 to $546,825 in the third quarter of 2001, reflecting the addition of several managerial employees; research and development, which decreased from $139,707 in the third quarter of 2000 to $0 in the third quarter of 2001; and insurance expenses, which increased from $20,480 in the third quarter of 2000 to $91,135 in the third quarter of 2001.

LOSS FROM OPERATIONS

The Company continues to recognize losses from its operations. Loss from operations in the third quarter of 2001 was $1,478,119 as compared to $1,254,779 for the third quarter of 2000. This increase in loss from operations is primarily due to the increase in operating expenses described above and was offset by a decrease in depreciation and amortization expenses, from $226,441 in the third quarter of 2000 to $181,441 in the third quarter of 2001.

INTEREST EXPENSE

Interest expense totaled $5,161 for the third quarter of 2001, compared to $5,726 for the third quarter in 2000.

NET LOSS

Net loss was $1,694,213 for the third quarter of 2001, compared to $1,260,505 for the third quarter of 2000. Losses per share were $0.04 and $0.04 in the third quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of September 30, 2001, the Company's cash and cash equivalents on hand were $306,341, compared to $300,304 as of December 31, 2000. The Company's accounts receivable were $77,724 as of September 30, 2001, compared to $0 as of December 31, 2000, reflecting the receivable due for the Company's services for Ingalls Shipbuilding concerning the removal of coatings from the hull and sides of the USS COLE during the third quarter of 2001, which was collected in October. The Company also has a receivable from the sale of equipment for $830,900 as of September 30, 2001, compared to $0 as of December 31, 2000, from Robotic Environmental Services for the purchase of a robotic hydroblasting system.

The Company received loans of $705,590 from a significant shareholder in the first nine months of 2001. These loans were generated to finance the acquisition of additional equipment and to fund the continuation of operations. These loans and certain other loans payable by the

Company to certain of its shareholders in the aggregate principal amount of $1,120,582, as of September 30, 2001, are unsecured, non-interest bearing, and due upon demand.

In October 2001, the Company borrowed $862,069 at an annual percentage rate of 16% from a shareholder by executing a $1,000,000 promissory note due on October 19, 2002. These funds will be used to manufacture new systems, as well as to fund general operating expenses.

Also during the first nine months of 2001, the Company sold 1,420,282 shares of its common stock to investors in exempt, isolated transactions and to accredited investors as part of a private placement of common stock offered under the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act for aggregate proceeds of $3,955,681.

In October 2001, the Company issued a warrant for 100,000 shares of common stock with a per share exercise price of $0.07 for a purchase price of $137,931. This warrant expires on October 19, 2021.

Net cash used by operating activities was $3,770,689 for the nine months ended September 30, 2001, compared to $1,864,772 for the nine months ended September 30, 2000. Net cash used by investing activities decreased from $1,536,251 in the first nine months of 2000 to $821,531 in the first nine months of 2001, primarily as a result of new equipment purchases made in connection with the Company's work for Corrosion Engineering Services and the manufacture of systems for the Ingalls Shipbuilding and Tecor projects, offset by the sale of equipment to RES. Management expects that the Company will be able to use this newly manufactured equipment in connection with future operations.

Subject to its ability to raise outside capital and generate additional revenues, the Company may also incur additional capital expenses in the future. The Company currently leases its headquarters facility and is planning to lease an additional facility adjacent to its current location for manufacturing and warehouse operations, and may consider purchasing one or both of these facilities upon the offer of favorable terms. In addition, the Company may invest in certain machine tools and equipment to enable it to manufacture critical components of its robotics systems. In total, the Company estimates that aggregate capital expenditures over the next twelve months may be as much as $2,000,000.

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $1,277,587 in connection with research and development of the technology related to its robotic hydroblasting system and other research projects currently in process, including $0 in research and development expenditures in the third quarter of 2001. The Company currently has two research and development projects in process, which management expects will be completed on or around October 2001. The Company estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operation of its systems through aggressive research and development.

Management estimates the Company's cash needs to fund its operations over the next twelve months to be approximately $3,600,000, in addition to the $306,341 of cash and cash equivalents on hand as of September 30, 2001.

Since September 30, 2001, the Company has expended approximately $986,091 of the cash on hand, and as of October 31, 2001, the Company's cash and cash equivalents on hand were $397,974. Management is actively seeking additional debt financing through multiple sources of funding.

There can be no assurance that additional financing or other sources of funds sufficient to meet the operating needs of the Company, including its expected funding needs over the next twelve months, will be available to the Company.

In the event that the Company is unable to obtain the requisite funds to continue its operations as planned, it will be necessary for the Company to curtail its expenditures and refocus its business plan with a view toward containing costs and obtaining additional revenues. Specific actions to this end might include a reduction in staff and a decrease in research and development and marketing expenditures. There can be no assurance, however, that such cost reductions will be achieved. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern. [SEE NOTE 16 TO FINANCIAL STATEMENTS.]

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any pending litigation.

ITEM 2. CHANGES IN SECURITIES.

         There has been no change in the rights, preferences or privileges of any security of the Company during the third quarter of 2001. During the third quarter of 2001, the Company sold 495,173 unregistered, restricted shares of its common stock to accredited investors for aggregate proceeds of $1,950,525 for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Rule 506 of Regulation D under the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         There has been no default on any senior security during the third quarter of 2001.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its annual meeting of stockholders on August 18, 2001, and the holders of a majority of the Company's common shares present in person or by proxy at the annual meeting re-elected the following individuals to the Company's Board of Directors for an additional one-year term expiring on August 17, 2002: William A. Owens, Robert O. Baratta, John P. Odwazny, John E. Bares,
R. Gerald Buchanan, Jean-Michel Cousteau, Frank R. Esposito, John M. Gumersell,
T. Joseph Lopez, Dennis E. McGuire, and Gordon G. Kuljian. At such annual meeting, the holders of the Company's common stock voted as follows:


      Nominee                                    Total Votes For                   Total Votes Withheld
      -------                                    ---------------                   --------------------
      Robert O. Baratta                             25,710,767                            20,500
      John E. Bares                                 25,710,767                            20,500
      R. Gerald Buchanan                            25,710,767                            20,500
      Jean-Michel Cousteau                          25,710,767                            20,500
      Frank R. Esposito                             25,710,767                            20,500
      John M. Gumersell                             25,710,767                            20,500
      Gordon G. Kuljian                             25,710,767                            20,500
      T. Joseph Lopez                               25,710,767                            20,500
      Dennis E. McGuire                             25,710,767                            20,500
      John P. Odwazny                               25,710,767                            20,500
      William A. Owens                              25,710,767                            20,500


ITEM 5. OTHER INFORMATION.

In August 2001, the Company removed approximately 16,000 square feet of coatings from the hull and sides of the USS Cole pursuant to the contract with Ingalls Shipbuilding. The USS Cole, the US Navy destroyer attacked in Yemen in October 2000, was under repair at the Ingalls Shipbuilding facility in Pascagoula, Mississippi. Ingalls Shipbuilding is a division of Litton Ship Systems, which is a unit of Northrop Grumman Corporation. The work was completed to the satisfaction of Ingalls in early September 2001.

In September 2001, the Company signed an exclusive distributor agreement with Robotic Environmental Services, LLC ("RES") of Baton Rouge, Louisiana for the sale of the Company's patented robotic hydroblasting systems in Louisiana and Texas. RES will concentrate on the above-ground storage tank coatings removal market, as well as the oil production facility and barge markets for coatings removal. The exclusive distributor agreement is for a term of five years and establishes minimum purchasing requirements necessary to maintain RES' exclusivity in the two states. The minimum number of robotic systems required to be purchased during the term of the agreement to maintain exclusivity is expected to generate approximately $20 million dollars in sales. RES also received an option from the Company to acquire the exclusive distribution rights in Venezuela. To exercise this option RES must purchase four additional robotic systems by June 30, 2002. Pursuant to the terms of the exclusive distributor agreement and after a successful demonstration of the Company's robotic system on an above-ground storage tank in Louisiana, RES purchased its first robotic system in September 2001.

In October 2001, the Company undertook performance of a two-month systems and manpower rental contract with Tecor - Tecnologia Anti-Corrosao, S.A. ("Tecor") of Setubal, Portugal, the surface preparation contractor for the Lisnave shipyards. Lisnave shipyard serves commercial ship owners in Europe and is the second largest shipyard in the world. The Company has transported to Portugal two robotic hydroblasting systems with supporting crew to demonstrate the operation and effectiveness of its technology during the period from October to December, 2001. Subject to the successful demonstration of the operation of the robotic systems, the Company believes that Tecor will purchase the demonstration systems and order additional systems. The Company has invited additional shipyard managers and owners to the Portugal shipyard to witness first-hand the operation and capabilities of the Company's robotic systems. The Company believes that a successful Portugal demonstration will represent a significant advance in the implementation of the Company's business plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.


Exhibit                                                                                     Prior Filing or
Number                                   Description                                      Sequential Page No.
-------                                  -----------                                      -------------------
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

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 6.10 to
                                                                            the Form 10-SB

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 6.11 to
                     Inc.                                                   the Form 10-SB



10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 6.12 to
                                                                            the Form 10-SB

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 6.13 to
                                                                            the Form 10-SB

10.14                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.14 to
                                                                            the Form 10Q-SB for the quarter ended June 30,
                                                                            2001

10.15                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.15 to
                                                                            the Form 10Q-SB for the quarter ended June 30,
                                                                            2001

         (b) REPORTS ON FORM 8-KSB. A report on Form 8-K was filed on October 12, 2001 announcing the execution of an exclusive distributor agreement between the Company and Robotic Environmental Services.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ULTRASTRIP SYSTEMS, INC.



November 14, 2001                      /s/ Robert O. Baratta
                                       -----------------------------------------
                                       Robert O. Baratta
                                       President, Co-Chief Executive Officer
                                       and Vice Chairman of the Board



November 14, 2001                      /s/ Scott R. Baratta
                                       -----------------------------------------
                                       Scott R. Baratta
                                       Senior Vice President - Finance
                                       and Chief Financial Officer
                                       (Chief Accounting Officer)