Form 10KSB/A
period 2000-12-31
ULTRASTRIP SYSTEMS INC
filed 2001-12-04
CIK 1071760

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A

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

R&D ALLIANCE. The Company has established a research and development alliance with a leading edge institution in the robotics industry:

     NATIONAL ROBOTICS ENGINEERING CONSORTIUM AND THE ROBOTICS INSTITUTE

     The Robotics Institute at Carnegie Mellon University (CMU) was established to boost the productivity and competitiveness of U.S. businesses within the global marketplace. The National Robotics Engineering Consortium, or NREC, is a cooperative venture between the

     National Aeronautics and Space Administration (NASA), the City of Pittsburgh, and the State of Pennsylvania and serves as the commercialization division of The Robotics Institute. The primary goal of the NREC is to rapidly move robotics technologies, including NASA-developed technologies, from the laboratories into commercial terrestrial applications. NASA provides operational funding for the NREC as well as specific project matching funding in an effort to further NASA's technological goals.

     In September 1999, the Company entered into a Development Agreement with the NREC to develop technologies based on the Company's original robotic coatings removal concept. Simultaneously, the Company executed the NASA Joint Sponsored Research Agreement for the Robotics Engineering Consortium and Articles of Collaboration, thus enabling NASA matching funding for project-related efforts at the NREC and a NASA's Jet Propulsion Laboratory
     (JPL) in Pasadena, California.

     Any technology developed by the Company prior to entering into the Development Agreement or developed without the NREC's assistance belongs exclusively to the Company. As mentioned earlier, Mr. McGuire developed the base technology for ultra high-pressure coatings removal between 1990 and 1995. Patent applications for the base technology were filed in 1995 wherein U.S. Patent 5,628,271 issued in 1997 and U.S. Patent 5,849,099 issued in 1998. The patents have subsequently been acquired by and assigned to the Company. Patent Application 08/854,384 has also been allowed and is based on a filing date of 1995 and a C-I-P application is pending on a similar matter also claiming the 1995 filing date.

     Should patents be filed based upon the association between the Company and the NREC, it is the opinion of the Company that any application filed that is an improvement to the Company's technology will be owned by the Company. Should applications be filed based upon a new technology or technology that may be used outside the field of ultra high pressure cleaning, the NREC or its affiliates would be the owner of such rights and, in view of the Agreement between UltraStrip and the NREC, UltraStrip would have a right to license the technology if the technology was based on funds provided by UltraStrip.

     The Company has begun to expand its research relationship with CMU by co-developing stripping applications for industries in addition to the heavy marine industry. Through the establishment of this long-term strategic alliance with The Robotics Institute/NREC, the Company hopes continually to improve the productivity of its robotic systems, specifically by utilizing advanced machine control, robotic vision and positioning technologies. The Company believes that such technologies will improve performance and simultaneously reduce operator workload.

SALES AND MARKETING PARTNERS

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

Further, the economic cost to a ship owner when a vessel is out of service for maintenance can be high. Thus, shipyard owners may be under pressure to minimize the time that a vessel is in dry dock and maximize a vessel's income producing usage. The Company anticipates the utilization of its robotic equipment may decrease dry docking time, thereby, we believe, increasing fleet capacity without need for new capital investment.

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

ENVIRONMENTAL ADVANTAGES

According to a June 23, 1998 report by the World Resources Institute, nearly 60 percent of the Earth's coral reefs are threatened by human activity, and the loss of resources associated with those reefs could have a negative impact on the global economy. In fact, at the current rate of destruction, 70 percent of the world's coral reefs will be destroyed within a single generation. Beyond the coral reefs, the world's oceans cover over 70 percent of the Earth's surface. The diversity of life in the world's oceans, and specifically, the biological wealth of coral reefs, are threatened by human activity, such as marine pollution and coastal development.

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

FUTURE MARKETS

AUTOMOBILE AND MILITARY ROLLING STOCK STRIPPING. The Company has identified the automotive and military rolling stock maintenance industries as potential future markets. Through its work with the NREC, the Company is developing a method to use the same hydro-stripping robotic system, in a different format, to strip cars and military rolling stock, such as armored vehicles, trucks, power units, and artillery. Generally, before any new paint is applied to a vehicle body part, old paint is removed to allow for good adhesion and an even coat. Paint stripping may often be accomplished by chemical stripping, sanding, or with the use of abrasive blast media. The Company believes that, as in the maritime industry, the auto stripping industry is under pressure to evolve its stripping methods using technologies that are more environmentally sound and worker friendly.

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

ADDITIONAL FUTURE MARKETS. The Company believes that its current robotic hydro-blasting system can also potentially be used in the above-ground petroleum storage tank maintenance market. The Company is currently exploring opportunities to enter this market.

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

REVENUE MODEL

    SALES TO SHIPYARDS

    The Company is targeting naval and commercial shipyards for modernization of operations by refitting dry docks with robotic systems. The Company's business plan anticipates sales of its robotic systems to these shipyards as part of a turn-key solution offered with potential engineering partners. The Company expects that these partners will offer shipyards a wide range of conversion services, including logistics support, design and engineering services, implementation and project management, and will assist in identifying project financing solutions.

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

    LEASING AND FINANCING. The Company believes that customers will look to the Company for financing options for extensive shipyard conversions. The Company intends to offer turnkey solutions that will include financial engineering. The Company is considering working with leasing companies to assist interested customers in identifying lease financing options.

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

TRADE SHOWS. In November 2000, the Company exhibited at the Ship Repair & Conversion show in London. In June 2001, the Company attended the NorShipping Exhibition in Norway and intends to exhibit again at the Ship Repair & Conversion show in London in November 2001.

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

    DISTRIBUTION CHANNELS

    The Company utilizes two primary distribution channels -- direct from the Company and exclusive distributor arrangements. The Company is using as its primary distribution method direct distribution from the Company for its customers in the heavy marine industry. These customers are being offered three primary equipment arrangements: system sales, long-term system rental agreements and contract services. These customers are also offered spare parts and accessories directly from the Company.

    For markets outside the heavy marine industry, the Company may utilize exclusive distributor arrangements as a distribution channel to reach customers. These arrangements may be employed in select geographic markets where the use of a local representative would facilitate the Company's market penetration.

    FIELD RESOURCES

    Wallem has agreed to provide the field resources necessary to operate the M2000 robotic system for future contract services jobs.

INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT. The Company owns the technology that is the subject of U.S. Patents No. 5,628,271 and No. 5,849,099 related to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. The Company continues to develop and refine new technologies that are in the patent-pending process. To date, the Company has expended in excess of $1,000,000 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process, and our business plan currently anticipates the commitment of significant funds for future research and development.

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

The Company is not licensed to store or transport any hazardous waste. When performing contract services for a customer, the Company ensures that the burden of disposal of all hazardous paint residue remains the responsibility of the customer. When selling or renting its equipment to a customer, the Company assumes no liability for compliance with applicable environmental regulations. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

EMPLOYEES. The Company employs 14 full-time employees and two part-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases and occupies 14,000 square feet of space in Stuart, Florida. The average monthly rent for the space is $9,042 and the lease expires October 31, 2005. The space is used for warehousing M2000s, sales and administrative offices and customer support.

ITEM 3.  LEGAL PROCEEDINGS.

          The Company is not a party in any pending litigation.

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

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. As of July 20, 2001, the Company had 1,183 record holders of its Common Stock, 23 record holders of Series A Preferred Stock and 72 record holders of Series B Preferred Stock. Warrants to acquire an aggregate of 16,794,780 shares of Company common stock were outstanding as of June 30, 2001, held by related and unrelated parties.

During the year ended December 31, 2000, the Company conducted a private placement of Common Stock between January and March 2000 pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 511,300 common shares, raising $1,022,600. In April 2000, the Company issued 400,000 restricted, unregistered shares of Common Stock valued at $800,000 to an investment banking firm for services rendered in the development of a business plan and other services for the Company. The Company conducted a private placement of Series B Preferred Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act between June and October 2000, issuing 1,290 Series B preferred shares and raising $3,225,000. Between November and December 2000 the Company sold 155,706 common shares to a small group of investors who invested $397,662 in the aggregate, of which 67,012 shares were issued, in transactions exempt under Section 4(2) of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

During the year ended December 31, 2000, the Company believes that it made substantial progress toward development of a commercially-viable robotic hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next year. As such, the Company's primary operational activities in 2000 related to research and development.

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

The Company held a demonstration of its robotic systems in Pittsburgh, Pennsylvania in February 2001, which facilitated the signing of a contract to work with the U.S. Navy to perform non-skid coatings removal services on the deck of a U.S. Navy aircraft carrier.

With these marketing efforts and future successful demonstrations of its product, the Company believes that it will be positioned to negotiate equipment purchase contracts with interested shipyards worldwide and contracts to perform coatings removal services on a per-ship, per-square foot basis for shipyards and ship managers and owners, including the U.S. government and foreign governments. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of technical support and maintenance packages, as well as spare parts and accessories to those shipyards that have purchased and installed robotic hydro-blasting systems. However, no such maintenance or supply arrangements or commitments have been entered into by the Company to date.

Operating Expenses

Operating expenses increased from $848,266 for the year ended December 31, 1999 to $3,328,732 for the year ended December 31, 2000, due largely to $1,013,291 in expenses for research & development conducted at the National Robotics Engineering Consortium at Carnegie Mellon University and other research partners. This compares to $0 spent for research & development during 1999. Consulting expenses also contributed to the increase in operating expenses. Consulting expenses increased to $747,647 in the year ended December 31, 2000 from $154,988 in the year ended December 31, 1999, due primarily to an increase in engineering services, the Company's contract with Projects International to help identify strategic partners in Asia, and the Company's engagement of an investment banking firm. Salaries and wages expense, including salaries to officers which is shown below Development Stage Expenses on the Statement of Losses, totaled $546,295 for the year ended December 31, 2000, as compared to $417,725 for the year ended December 31, 1999. This increase is the result of the hiring of additional full-time employees.

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

Net Loss

Net loss was $4,653,765 for the year ended December 31, 2000, compared to $1,272,239 for the year ended December 31, 1999. Losses per share were $0.12 and $0.11 in 2000 and 1999, respectively.

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

Net Loss

Net loss was $1,272,239 for the year ended December 31, 1999, compared to $507,183 for the nine months ended December 31, 1998. Losses per share were $0.11 and $0.06 in the full and partial years 1999 and 1998, respectively.

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

During the year ended December 31, 2000, the Company conducted a private placement of Common Stock between January and March 2000 pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 511,300 common shares, raising $1,022,600. In April 2000, the Company issued 400,000 restricted, unregistered shares of Common Stock valued at $800,000 to an investment banking firm for services rendered in the development of a business plan and other services for the Company. The Company conducted a private placement of Series B Preferred Stock pursuant to Rules 506 of Regulation D as promulgated under the 1933 Act between June and October 2000, issuing 1,290 Series B preferred shares and raising $3,225,000. Between November and December 2000 the Company sold 155,706 common shares to a small group of investors who invested $397,662 in the aggregate, of which 67,012 shares were issued, in transactions exempt under Section 4(2) of the Securities Act of 1933.


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

The Company does not currently anticipate any significant changes in its total number of employees over the next twelve months. However, should the demand for the Company's products or contract services increase significantly, the Company anticipates the need to hire additional employees in the areas of equipment operation for the performance of contract services, equipment maintenance, field support and component and spare parts manufacturing.

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

WILLIAM A. OWENS, Chairman of the Board of Directors (61). Retired Admiral Owens serves Teledesic LLC as vice-chairman and co-chief executive officer. He joined Teledesic in August 1998 from Science Applications International Corp., where he was vice chairman, president and chief operating officer since 1996. Prior to that, he served as Vice Chairman of the Joint Chiefs of Staff, appointed by President Clinton in March 1994. Admiral Owens received a bachelor's degree in mathematics from the U.S. Naval Academy in 1962, bachelor's and master's degrees in politics, philosophy and economics from Oxford University between 1970 and 1972 and a master's degree in management from George Washington University in 1974. Admiral Owens has served as a Company director since May 1, 2000 and was reelected on August 18, 2001 to serve an additional one-year term.

ROBERT O. BARATTA, President, Co-Chief Executive Officer and Vice Chairman of the Board of Directors (60). Dr. Baratta served the Company as part-time co-chief executive officer from December 2000 to June 2001 and became full-time co-chief executive officer in July 2001. Dr. Baratta is the chairman of FPIC Insurance Group Inc. (NASDAQ: FPIC), a Florida-based multi-line insurance carrier. He founded and chaired Stuart Hatteras Inc., the largest Hatteras dealer in the world, has developed professional office real estate projects, and owns a property management firm and a yacht charter business. Until recently, Dr. Baratta practiced ophthalmology in Stuart, Florida and remains the founder and majority shareholder in The Surgery Center of Stuart, a multispecialty ambulatory surgery center. Dr. Baratta received his bachelors degree from St. Peter's College in 1962 and his medical degree from Columbia University in 1966. He completed his residency in ophthalmology at Vanderbilt University School of Medicine. Dr. Baratta has served as a Company director since August 15, 1999 and was reelected on August 18, 2001 to serve an additional one-year term.

JOHN P. ODWAZNY, Senior Vice President, Co-Chief Executive Officer and Director
(44). Mr. Odwazny was a Senior Sales Executive at AKZO Nobel/International Paint, the world's largest chemical and coatings company, where he managed the South Florida and Caribbean region, before joining the Company on March 1, 2001. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an Advisory Board for the National Association of Corrosion Engineers. Mr. Odwazny received his bachelors degree from Florida State University in 1978. Mr. Odwazny has served as a Company director since August 15, 1999 and was reelected on August 18, 2001 to serve an additional one-year term.

DENNIS E. MCGUIRE, Chief Technology Officer, Director of Sales and Director
(50). Mr. McGuire formed Amclean Inc. in 1992 as the world's first ultrahigh pressure waterjetting contractor in the marine industry and assigned his original patented invention to that company, which Amclean assigned to the Company in December 1999. Mr. McGuire has traveled extensively throughout the world performing contract services at shipyards and has given educational seminars to various navies and shipyards on the benefits of ultrahigh pressure waterjetting as an environmentally safer alternative to grit blasting for removing coatings from the hulls of ships. He left Amclean in early 1998 to start the Company. Mr. McGuire received his associate of science degree from Miami-Dade Community College in 1974. Mr. McGuire has served as a Company director since April 2, 1998 and was reelected on August 18, 2001 to serve an additional one-year term.

JOHN E. BARES, PHD., Director (37). Dr. Bares is a Senior Research Scientist at Carnegie Mellon University's Robotics Institute and the Director of its National Robotics Engineering Consortium. His research focuses on robots for hazardous environments. Dr. Bares received his bachelors degree in 1985, his masters degree in 1987 and his doctorate in civil engineering in 1991 from Carnegie Mellon. Prior to returning to Carnegie Mellon, he served as a visiting research scientist at Mitsubishi Heavy Industries. Dr. Bares has served as a Company director since August 15, 1999 and was reelected on August 18, 2001 to serve an additional one-year term.

R. GERALD BUCHANAN, Director (53). Mr. Buchanan is Managing Director of Wallem Shipmanagement Ltd., one of the largest ship management companies in the world. Previously, from 1990-1996 he served as Director of Engineering at Canada Steamship Lines. From 1969-1990 he held various positions of increasing responsibility at Denholm Shipmanagement. Mr. Buchanan has served as a Company director since January 31, 2001 and was reelected on August 18, 2001 to serve an additional one-year term.

JEAN-MICHEL COUSTEAU, Director (62). Mr. Cousteau, the son of the late environmentalist and ocean pioneer Jacques Cousteau, has spent his life exploring and researching the world's oceans. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea Museum in Long Beach, California. He designed and developed the Parc Oceanique Cousteau in Paris. In the mid 1960's he collaborated in the award-winning television series THE UNDERSEA WORLD OF JACQUES COUSTEAU. Currently Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES TIMES SYNDICATE. Mr. Cousteau graduated from the Paris School of Architecture in 1960. Mr. Cousteau has served as a Company director since August 15, 1999 and was reelected on August 18, 2001 to serve an additional one-year term.

FRANK R. ESPOSITO, Director (83). Mr. Esposito is a retired automotive industry executive. He sold American Lacquer & Solvents Co. Inc. in 1986, a leading automobile paint manufacturer of Amer-Flint, which he had owned since 1976. He served as a director of the Florida Paint & Coatings Association from 1979 through 1987 and served as regional vice president of the National Paint & Coatings Association from 1982 through 1983, where he was also a member of the Steering Committee and the Marine Coatings Committee. Currently Mr. Esposito is a trustee emeritus of St. Thomas University and a trustee of the University Community Hospital (Tampa), the Asthma and Allergy Foundation of Florida and other charitable institutions. He received his bachelors degree in economics from the University of Villanova in Cuba in 1950. Mr. Esposito has served as a Company director since June 22, 2000 and was reelected on August 18, 2001 to serve an additional one-year term.

JOHN M. GUMERSELL, Director (55). Mr. Gumersell serves as president and chief executive of Lucent Technologies Consumer Products L.P. Previously, from 1997-1998 he served as senior vice president and chief financial officer of Philips Consumer Communications. From 1975-1997 he held various positions of increasing responsibility at AT&T and then Lucent Technologies. Mr. Gumersell received his bachelors degree in accounting and economics from Rutgers University in 1980 and his masters degree in management from Pace University in 1982. Mr. Gumersell has served as a Company director since September 21, 2000 and was reelected on August 18, 2001 to serve an additional one-year term.

GORDON G. KULJIAN, Director (40). Mr. Kuljian serves as vice president-operations for Chemstar Urethanes Inc. Previously, he served as a Senior Engineer and the Operations Manager for Coatings Services at Corrpro Companies Inc. He has over 15 years of experience in the field of corrosion control by protective coatings, surface preparation and coatings formulation and application and has lectured and written scholarly articles in the field. Mr. Kuljian received his bachelors degree in chemical engineering from Northwestern University in 1982. Mr. Kuljian has served as a Company director since June 22, 2000 and was reelected on August 18, 2001 to serve an additional one-year term.

T. JOSEPH LOPEZ, Director (61). Retired Admiral Lopez is employed by Halliburton Company as the chief operating officer of the North and South America and U.S. Government Projects Worldwide for its Brown & Root Services division. Previously he served in the U.S. Navy, including a tour as both Commander in Chief of U.S. Naval Forces (Europe) and Commander in Chief of Allied Forces (Southern Europe). During his naval career he was awarded two Defense Distinguished Service Medals, among other accolades. Currently he serves on the Department of Defense Policy Board, the Armed Forces Benefit Association Board and as a trustee of both the National Youth Science Foundation and the Center for Naval Analyses. He received a bachelors degree in International Relations from Potomac State College in 1972, and a masters degree in business management from the U.S. Naval Postgraduate School in 1973. Mr. Lopez has served as a Company director since August 18, 2000 and was reelected on August 18, 2001 to serve an additional one-year term.

JACQUELINE K. MCGUIRE, Senior Vice President-Administration and Secretary (38). Mrs. McGuire, the wife of Dennis McGuire, has served as chairman of the board of Amclean Inc. since 1992. Mrs. McGuire has traveled extensively to Europe to negotiate with equipment manufacturers on pricing, delivery and terms. Mrs. McGuire received her bachelor's degree in business administration from Barry College in 1984. Mrs. McGuire has served as a Company officer since April 2, 1998.

SCOTT R. BARATTA, Senior Vice President-Finance (31). Before joining the Company in December 2000, Mr. Baratta, son of Robert Baratta, served as Senior Manager in the Strategy Practice Group at MarchFirst, an Internet consulting firm. From 1996-99, he worked in the Business and Strategic Planning department of Frito-Lay Company. Mr. Baratta received his bachelors degree in history from the University of Virginia in 1991 and an MBA from The Wharton School in 1996. Mr. Baratta has served as a Company officer since January 1, 2001.

MICHAEL R. DONN, Managing Director and Treasurer (53). Mr. Donn, brother of Jacqueline McGuire, is immediate past president of the Miami-Dade County Fire Fighters Association, a 1700-member employee association for which he also served as vice president and treasurer since 1982. Prior to that he ran the day to day operations of Dade Oil Company from 1978-1980. Mr. Donn received associates degrees in the arts and in the sciences (Fire Administration) from Miami-Dade Community College in 1976 and 1978, respectively. Mr. Donn has served as a Company officer since January 1, 2001.

KEVIN P. GRADY, Director of Contract Services (49). Mr. Grady co-founded the Company after working with Dennis and Jacqueline McGuire at Amclean. He is responsible for contractor operations and personnel. Previously he owned and operated an air conditioning sales and service company. Mr. Grady has served as a Company officer since January 1, 2001.

MICHAEL CRISTOFORO, Director of Investor Relations (48). Mr. Cristoforo co-founded the Company and has been responsible for investor sourcing and relations since inception. Since 1986 he has owned and operated an automobile body shop, bringing him familiarity with metal corrosion and sand-blasting. Mr. Cristoforo received an associates degree in business management from Bronx Community College in 1972. Mr. Cristoforo has served as a Company officer since January 1, 2001.

LESLIE NASH, General Manager of Product Manufacturing (45). Mr. Nash worked as a Project Engineer with Eastern Technical Services performing ISO 9000 internal audits and developing product production schedules from February 2000 until joining the Company in March 2001. Previously he served as Director of Operations at HQLC Inc. and as a machinist at Pratt & Whitney Aircraft. Mr.
Nash has served as a Company officer since March 6, 2001.

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


-------------

(1) Mr. Baratta began serving as Chief Executive Officer on a part-time basis in January 2001 and became full-time Co-Chief Executive Officer in July 2001. John P. Odwazny, who joined the Company in March 2001, also serves as Co-Chief Executive Officer.

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

EMPLOYMENT AGREEMENTS

ROBERT O. BARATTA. In December 2000, the Company entered into a part-time employment agreement with Mr. Baratta commencing on January 1, 2001 and ending June 30, 2001, which provided for a salary of $105,000, a stock grant of 100,000 shares of the Company's common stock, a stock option to acquire 500,000 shares of the Company's common stock at an exercise price of $3.00 per share through December 31, 2005, and payment of normal business expenses.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person owning more than five percent, (ii) each director and officer, and (iii) officers and directors as a group:

OWNER                                  COMMON SHARES(3)          PERCENTAGE
-----                                  ----------------          ----------

Dennis E. McGuire(1)                        7,541,991                18.35
Kevin P. Grady                              7,231,394                17.60
John Caperton(6)                            2,035,556                 4.95
Michael Cristoforo(7)                       1,176,666                 2.86
Robert O. Baratta(1)(2)                       500,000(4)              1.22
Frank R. Esposito(1)                          459,926                 1.12
John P. Odwazny(1)(2)                         451,112(5)              1.10
Jacqueline K. McGuire(2)                      239,108                  .58
Jean-Michel Cousteau(1)                       200,000                  .49
Michael R. Donn(2)                            125,000                  .30
R. Gerald Buchanan(1)                          50,000                  .12
John M. Gumersell(1)                           20,000                  .05
Scott R. Baratta(2)                            50,000(4)               .12
John E. Bares(1)                                    0                   --
Gordon G. Kuljian(1)                                0                   --
William A. Owens(1)                                 0                   --
T. Joseph Lopez(1)                                  0                   --
Officers and directors as a group           9,637,137                23.45
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

Dr. Bares serves as the director of the National Robotics Engineering Consortium
(NREC) at Carnegie Mellon University. The Company and NREC have entered into a development agreement whereby NREC develops technologies based on the Company's original robotic stripping concept. The Company paid $458,337 to NREC in 2000 pursuant to the development agreement. Dr. Bares does not have any material direct or indirect interest in the relationship between the Company and the NREC.

Other than normal trade payables, the Company is indebted to Dennis and Jacqueline McGuire in the amount of $186,643 for accrued officer wages and to Kevin Grady in the amount of $517,893 for sums he lent the Company over the course of 2000. Such debt is payable upon demand. Although no interest is accruing on the debt, in the event that payment is not made within five days of demand, interest shall begin accruing at the prime rate.

The Company exercised an option and acquired a Patent on December 17, 1999 from a related company. The Patent was acquired through the issuance of 1,000,000 shares of restricted common stock of the Company and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.


EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB")
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB
10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 10.1 to the
                                                                            Form 10-SB
10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 10.2 to the
                                                                            Form 10-SB
10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 10.3 to the
                                                                            Form 10-SB
10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 10.4 to the
                                                                            Form 10-SB
10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 10.5 to the
                                                                            Form 10-SB
10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 10.6 to the
                                                                            Form 10-SB
10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 10.7 to the
                                                                            Form 10-SB
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to the
                     University Robotics Institute                          Form 10-SB
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to the
                     Shipmanagement Ltd.                                    Form 10-SB
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB
10.11                Consulting Agreement with D.M. Ransom Associates       Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB
10.12                1999 Outside Director Stock Option Plan                Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB

(b) REPORTS ON FORM 8-KSB. No reports were filed on Form 8-KSB during the fourth quarter of 2000.

                            Ultrastrip Systems, Inc.
                         (A Development Stage Company)
                              Financial Statements
                           December 31, 2000 and 1999

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                      Index

                                                                    Page No.

Balance Sheets                                                       F-1

Statements of Loss                                                   F-3

Statement of Changes in Stockholders' Equity                         F-4

Statements of Cash Flows                                             F-5

Notes to the Financial Statements                                    F-6

Independent Auditors' Report                                         F-15

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
                                                                                ===========    ===========






                 See accompanying notes and accountants' report

                            ULTRASTRIP SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF LOSS


                                                                                               FOR THE PERIOD
                                                                FOR THE YEAR ENDED               04/02/1998
                                                         ---------------------------------     (INCEPTION) TO
                                                          12/31/2000            12/31/1999       12/31/2000
                                                         -----------           -----------     --------------
SALES                                                    $    30,076           $         0       $    30,076
COST OF SALES                                                 29,766                     0            29,766
                                                         -----------           -----------       -----------

GROSS PROFIT                                                     310                     0               310
DEVELOPMENT STAGE EXPENSES                                 3,328,732               848,266         4,684,181
DEPRECIATION AND AMORTIZATION                                703,144                     0           703,144
OFFICER SALARIES                                             390,000               417,725           807,725
                                                         -----------           -----------       -----------
LOSS FROM OPERATIONS                                      (4,421,566)           (1,265,991)       (6,194,740)
INTEREST EXPENSE                                              18,065                 6,248            24,313
LOSS FROM DISPOSED ASSETS                                    214,134                     0           214,134
                                                         -----------           -----------       -----------
LOSS BEFORE TAXES                                         (4,653,765)           (1,272,239)       (6,433,187)
PROVISION FOR INCOME TAXES
                                                         -----------           -----------       -----------
NET LOSS                                                 $(4,653,765)          $(1,272,239)      $(6,433,187)
                                                         ===========           ===========       ===========
NET LOSS PER COMMON SHARE
(basic & diluted)                                        $      (.12)          $      (.11)
                                                         ===========           ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                39,724,685            11,767,813
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

                                                SERIES B
                               SERIES A        CONVERTIBLE
                             CONVERTIBLE        PREFERRED
                           PREFERRED STOCK        STOCK             COMMON STOCK
                              PAR VALUE         PAR VALUE            PAR VALUE                           DEFICIT
                                 $.01              $.01                 $.01                           ACCUMULATED      TOTAL
                           ---------------   ---------------  -----------------------     ADDITIONAL   DURING THE       STOCK-
                                                                                           PAID-IN     DEVELOPMENT     HOLDERS'
                           SHARES   AMOUNT   SHARES   AMOUNT    SHARES       AMOUNT        CAPITAL        STAGE         EQUITY
                           ------   ------   ------   ------  ----------   ----------     ----------   -----------   ----------
Restricted, unregistered
  common stock issued for
  services (04/02/1998)                                        8,264,188     $ 82,642     $       --                     82,642
Restricted, unregistered
  common stock issued
  in exempt transactions
  (04/1998 to 05/1998)                                           222,637        2,227         68,823                     71,050
Restricted, unregistered
  common stock issued in
  connection with offering
  (06/1998 to 11/1998)                                           661,330        6,613        584,507                    591,120
Restricted, unregistered
  common stock issued
  in connection with
  offering (07/1998 to
  11/1998)                                                        76,340          763        190,087                    190,850
Net loss at December 31,
  1998                                                                                                    (507,183)    (507,183)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  1998                         --       --       --       --   9,224,495       92,245        843,417      (507,183)     428,479

Restricted, unregistered
  common stock issued for
  services (04/1999)                                              41,000          410        170,560                    170,970
Preferred stock issued
  in connection with
  offering (02/1999 to
  06/1999)                     62        1                                                 1,549,999                  1,549,999

Restricted, unregistered
  common stock Issued in
  connection with offering
  (11/1999)                                                       41,474          415        300,299                    300,714
Conversion of Preferred
   Stock                      (13)      (0)                       78,000          780           (780)                        --
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Totals prior to stock split    49        1                     9,384,969       93,850      2,863,495      (507,183)   2,450,162
Stock Split (4 for 1)                                         28,154,907      281,549       (281,549)                        --
Purchase of Patent                                             1,000,000       10,000         23,609                     33,609
Net Loss December 31, 1999                                                                              (1,272,239)  (1,272,239)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  1999                         49        1                    38,539,876      385,399      2,605,555    (1,779,422)   1,211,532

Restricted, unregistered
Common stock issued
  in connection with
  offering (01/2000 to
  3/31/2000)                                                     511,300        5,113      1,017,487                  1,022,600
Restricted, unregistered
  common stock issued for
  services (04/01/2000)                                          400,000        4,000        796,000                    800,000
Preferred Stock Issued
  in connection with
  offering
  (06/2000 to 10/2000)                        1,290       13                               3,224,987                  3,224,987

Restricted, unregistered
  common stock issued in
  exempt transactions
  (11/2000 to 12/2000)                                            67,012          670        170,822                    171,492

Restricted, unregistered
  common stock subscribed
  in exempt transactions
  (11/2000 to 12/2000)                                                                       226,170                    226,170

Conversion of Preferred
  Stock                                        (207)      (2)    172,845        1,727         (1,726)                         2

Conversion of Preferred
  Stock                       (14)      (0)                      336,000        3,360         (3,360)                        --
Net Loss December 31, 2000                                                                              (4,653,765)  (4,653,765)
                           ------   ------   ------   ------  ----------    ---------     ----------    ----------   ----------
Balance at December 31,
  2000                         35        1    1,083       11  40,027,033      400,270      8,035,934    (6,433,187)   2,003,018


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
                                                        ========     ========

NOTE 8 - OPERATING LEASE

The Company conducts it operations from leased facilities, under an operating lease expiring July, 2005, with a guaranteed option to renew for an additional five year term at the Company's option for annual increases of 3.25%.

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



Private Offering - Common Stock

During the period January 1, 2000 to March 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 511,300 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $1,022,600.

Exempt Issuances - Common Stock

During the period November 1, 2000 to December 31, 2000, the Company received subscriptions for 155,706 common shares, of which 67,012 common shares were issued, from a small group of investors who invested $397,662 in the aggregate in exempt transactions.

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

As of December 31, 2000, common shares reserved for issuance are as follows:

Series A preferred                                    840,000
Series B preferred                                    904,305
Subscribed                                             88,694
Warrants                                           11,993,800
                                                   ----------
Total                                              13,826,799
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

         /s/ B I HECHTMAN, P.A.
         ---------------------------
         Barry I Hechtman, P.A.

         November 30, 2001

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ULTRASTRIP SYSTEMS, INC.

Date:    November 30, 2001           /s/ ROBERT O. BARATTA
                                     ------------------------------------------
                                     President, Chief Executive Officer
                                     And Vice Chairman


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                     TITLE                        DATE
---------                                                     -----                        ----
/s/ WILLIAM A. OWENS
--------------------------------         Chairman                                          November 30, 2001
William A. Owens

/s/ ROBERT O. BARATTA                    Vice Chairman, President and Chief                November 30, 2001
--------------------------------         Executive Officer
Robert O. Baratta

/s/ JOHN E. BARES                        Director                                          November 30, 2001
--------------------------------
John E. Bares

/s/ R. GERALD BUCHANAN
--------------------------------         Director                                          November 30, 2001
R. Gerald Buchanan

/s/ JEAN-MICHEL COUSTEAU                 Director                                          November 30, 2001
--------------------------------
Jean-Michel Cousteau

                                         Director                                          November   , 2001
--------------------------------
Frank R. Esposito

--------------------------------         Director                                          November   , 2001
John M. Gumersell

/s/ GORDON G. KULJIAN
--------------------------------         Director                                          November 30, 2001
Gordon G. Kuljian

--------------------------------         Director                                          November   , 2001
T. Joseph Lopez

/s/ DENNIS E. MCGUIRE                    Director                                          November 30, 2001
------------------------------
Dennis E. McGuire

/s/ JOHN P. ODWAZNY                      Director                                          November 30, 2001
-------------------------------
John P. Odwazny

