Form 10QSB/A
period 2001-03-31
ULTRASTRIP SYSTEMS INC
filed 2001-12-04
CIK 1071760

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1
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
                                                                   ============           ============

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                          CONDENSED STATEMENTS OF LOSS
                      FOR THE THREE MONTHS ENDED MARCH 31,


                                           2001                    2000
                                       ------------           ------------

SALES                                  $    659,800           $          0

COST OF SALES                               324,572                      0
                                       ------------           ------------

GROSS PROFIT                                335,228                      0

OPERATING EXPENSES                        2,402,107                451,475

DEPRECIATION AND AMORTIZATION               181,441                 58,941
                                       ------------           ------------

LOSS FROM OPERATIONS                     (2,248,319)              (510,416)

INTEREST EXPENSE                              1,996                  1,562
                                       ------------           ------------

LOSS BEFORE TAXES                        (2,250,316)              (511,978)

PROVISION FOR INCOME TAXES
                                       ------------           ------------

NET LOSS                               $ (2,250,316)          $   (511,978)
                                       ============           ============

NET LOSS PER COMMON SHARE
(basic and diluted)                    $       (.06)          $       (.01)
                                       ============           ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                     40,658,047             38,996,088
                                       ============           ============

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
             CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE THREE MONTHS ENDED ENDED MARCH 31, 2001 AND 2000



                               Series A          Series B
                              Convertible       Convertible
                            Preferred Stock   Preferred Stock         Common Stock
                             Par Value $.01    Par Value $.01        Par Value $.01        Additional                    Total
                            ---------------  ------------------  -----------------------     Paid-In    Accumulated   Stockholders'
                            Shares  Amount   Shares      Amount    Shares         Amount     Capital      Deficit        Equity
                            ------  ------   ------      ------  ----------      -------    ---------    ----------     ---------
Balance at
 January 1, 2000              49       1         --        --    38,539,876      385,399    2,605,555    (1,779,422)    1,211,532

Conversion of Preferred
  Stock                      (10)     (0)                           240,000        2,400       (2,400)                         --

Restricted, unregistered
 common stock issued
 in connection with
 offering (01/2000
 to 03/31/2000)                                                     511,300        5,113    1,017,487                   1,022,600

Net Loss March 31, 2000                                                                                    (511,978)     (511,978)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at March 31,
 2000                         39       1         --        --    39,291,176      392,912    3,620,642    (2,291,400)    1,722,154

Conversion of Preferred
 Stock                        (4)     (0)                            96,000          960         (960)                         --

Conversion of Preferred
 Stock                                         (207)       (2)      172,845        1,728       (1,726)                          2

Restricted, unregistered
 common stock issued for
 services (04/01/2000)                                              400,000        4,000      796,000                     800,000

Preferred Stock issued
 in connection with
 offering (06/2000 to 10/2000)                1,290        13                               3,224,987                   3,224,987

Restricted, unregistered
 common stock Issued in
 exempt transactions
 (11/2000 to 12/2000)                                                67,012          670      170,822                     171,492

Restricted, unregistered
 common stock subscribed
 in exempt transactions
 (11/2000 to 12/2000)                                                                         226,170                     226,170

Net Loss April to
 December 31, 2000                                                                                       (4,141,787)   (4,141,787)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at
 December 31, 2000            35       1      1,083        11    40,027,033      400,270    8,035,935    (6,433,187)    2,003,018

Conversion of Preferred
 Stock                                         (102)       (1)       85,170          852         (851)                          1

Restricted, unregistered
 common stock issued
 in exempt transactions
 (01/2001 to 03/2001)                                               510,610        5,106    1,614,490                   1,619,596

Restricted, unregistered
 common stock issued for
 services (01/2001 to
 03/31/2001)                                                        475,000        4,750    1,420,250                   1,425,000

Net Loss March 31, 2001                                                                                  (2,250,316)   (2,250,316)
                              --     ---      -----       ---    ----------      -------    ---------    ----------     ---------
Balance at March 31, 2001     35       1        981        10    41,097,813      410,978   11,069,824    (8,683,503)    2,797,299



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

PRIVATE OFFERING - COMMON STOCK

During the period January 1 to March 31, 2000, the Company conducted a private placement offering, received subscriptions for and, issued 511,300 shares of restricted, unregistered common stock. Total proceeds received related to the offering were approximately $1,022,600.

EXEMPT ISSUANCES - COMMON STOCK

During the period ended March 31, 2001, the Company issued 510,610 shares to a small group of investors who invested $1,619,596 in the aggregate in exempt transactions.

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

As of March 31, 2001 common shares reserved for issuance are as follows:

Series A preferred                                                840,000
Series B preferred                                                819,135
Subscribed                                                         88,694
Warrants                                                       15,993,800
Key employee stock compensation                                   250,000
                                                               ----------
Total                                                          17,991,629
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

Also during the first quarter of 2001, the Company sold an additional
510,610 restricted, unregistered shares of its common stock to a small group of investors in transactions exempt under Section 4(2) of the Securities Act of 1933 for aggregate proceeds of $1,619,596. Between January and March 2001, the Company also issued 475,000 restricted, unregistered shares of Common Stock valued at $1,425,000 as part of a new compensation package for key employees.

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

ITEM 2. CHANGES IN SECURITIES.

         There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2001. Also during the first quarter of 2001, the Company sold an additional 510,610 unregistered, restricted shares of its common stock to a small group of investors for aggregate proceeds of $1,619,596 for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act. Between January and March 2001, the Company also issued 475,000 restricted, unregistered shares of Common Stock valued at $1,425,000 as part of a new compensation package for key employees.

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

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to the
                     University Robotics Institute                          Form 10-SB



EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                          DESCRIPTION                                              SEQUENTIAL PAGE NO.
------                          -----------                                              -------------------
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to the
                     Shipmanagement Ltd.                                    Form 10-SB

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB

10.14                Full-time Employment Agreement - Robert O. Baratta     Previously filed.


10.15                Employment Agreement - Dennis McGuire                  Previously filed.



(b) REPORTS ON FORM 8-KSB. No reports were filed on Form 8-K during the first quarter of 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ULTRASTRIP SYSTEMS, INC.


         November 30, 2001             /s/ ROBERT O. BARATTA
                                       ----------------------------------------
                                       Robert O. Baratta
                                       President, Chief Executive Officer
                                       and Vice Chairman of the Board

         November 30, 2001             /s/ SCOTT R. BARATTA
                                       ----------------------------------------
                                       Scott R. Baratta
                                       Senior Vice President - Finance
                                       Treasurer and Chief Financial Officer
                                       (Chief Accounting Officer)