Form 10QSB/A
period 2001-06-30
ULTRASTRIP SYSTEMS INC
filed 2001-12-04
CIK 1071760

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

                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)

                                      INDEX

                                                           PAGE NO.
                                                           --------


PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS (unaudited).........             1

           Condensed Balance Sheets ................             2

           Condensed Statements of Loss ............             3

           Condensed Statements of Cash Flows ......             4

           Notes to the Condensed Financial Statements           5

ITEM 2.    MANAGEMENT'S DISCUSSION AND
           ANALYSIS OR PLAN OF OPERATION............            12


PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.......................             16

ITEM 2.    CHANGES IN SECURITIES...................             16

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.........             16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS....................              16

ITEM 5.    OTHER INFORMATION.......................             16

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K........             17

SIGNATURES.........................................             18

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
                                                                          ============          ===========


                            ULTRASTRIP SYSTEMS, INC.
                                   (UNAUDITED)
                          CONDENSED STATEMENTS OF LOSS

                                              Three Months                      Six Months
                                   -------------------------------       -------------------------------
                                    06/30/2001          06/30/2000        06/30/2001         6/30/2000
                                   ------------       ------------       ------------       ------------
SALES                              $          0       $          0       $    659,800       $          0

COST OF SALES                             6,210                  0            330,784                  0
                                   ------------       ------------       ------------       ------------

GROSS PROFIT                             (6,210)                 0            329,016                  0

OPERATING EXPENSES                    2,304,974            502,195          4,707,082            953,670

DEPRECIATION AND AMORTIZATION           181,441             58,941            362,922            117,882
                                   ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                 (2,492,625)          (561,136)        (4,740,988)        (1,071,552)

INTEREST EXPENSE                         13,076              2,188             15,072             3,750
                                   ------------       ------------       ------------       ------------

LOSS BEFORE TAXES                    (2,505,701)          (563,324)        (4,756,060)        (1,075,302)

PROVISION FOR INCOME TAXES
                                   ------------       ------------       ------------       ------------

NET LOSS                           $ (2,505,701)      $   (563,324)      $ (4,756,060)        (1,075,302)
                                   ------------       ------------       ------------       ------------

NET LOSS PER COMMON SHARE
  (basic and diluted)              $       (.06)      $       (.01)      $       (.12)      $       (.03)
                                   ============       ============       ============       ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 40,923,737         39,447,125         40,923,737         39,447,125
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

EXEMPT ISSUANCES - COMMON STOCK

During the period ended April 5, 2001, the Company issued 510,610 shares to a small group of investors who invested $1,619,596 in the aggregate in exempt transactions, issued 88,694 previously subscribed shares and received subscriptions for an additional 46,333 shares from a small group of investors who invested $139,000 in the aggregate in exempt transactions.

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

NOTE 11 - RESEARCH AND DEVELOPMENT

Research and development cost related to both future and present products are charged to operations as incurred. The Company recognized research and development costs of $155,966 and $0 for the six months ended June 30, 2001 and 2000 respectively.

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

OPERATING EXPENSES

Operating expenses increased from $502,195 in the second quarter of 2000 to $2,304,974 in the second quarter of 2001. The major components of operating expenses include: salaries and wages, including leased labor, which increased from $32,981 in the second quarter of 2000 to $364,634; consulting expenses, including consulting services from related parties, which increased from $204,533 in the second quarter of 2000 to $765,076, due primarily to a $600,000 expense taken to reflect the obligation to issue 200,000 shares of restricted, unregistered common stock in connection with compensation agreements for key members of executive management; and research and development, which increased from $0 in the second quarter of 2000 to $155,966 in the second quarter of 2001.

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

Also during the first six months of 2001, the Company sold 510,610 restricted, unregistered shares of Common Stock to a small group of investors for aggregate proceeds of $1,619,596 between January and March 2001 in transactions exempt under Section 4(2) of the Securities Act of 1933. Between January and April 2001, the Company also issued 675,000 restricted, unregistered shares of Common Stock valued at $2,025,000 as part of a new compensation package for key employees. Between January and April 2001, the Company issued 88,694 restricted, unregistered shares of Common Stock previously subscribed and received subscriptions for 46,333 restricted, unregistered shares of Common Stock from a small group of investors for aggregate proceeds of $139,000 in transactions exempt under Section 4(2) of the Securities Act of 1933. Between April and June 2001, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it received subscriptions for 49,312 restricted, unregistered common shares for $246,560.

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

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $1,277,587 in connection with research and development of the technology related to its robotic hydroblasting system and other research projects currently in process, including $155,966 in research and development expenditures in the second quarter of 2001. The Company currently has two research and development projects in process, which management expects will be completed on or around October 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development.

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

ITEM 2. CHANGES IN SECURITIES.

         Also during the second quarter of 2001, the Company issued 200,000 restricted, unregistered shares of Common Stock valued at $600,000 as part of a new compensation package for key employees; issued 88,694 restricted, unregistered shares of Common Stock previously subscribed; received subscriptions for 46,333 restricted, unregistered shares of Common Stock from a small group of investors for aggregate proceeds of $139,000 in transactions exempt under Section 4(2) of the Securities Act of 1933; and conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it received subscriptions for 49, 312 restricted, unregistered common shares for $246, 560.

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

                                      ULTRASTRIP SYSTEMS, INC.

         November 30, 2001            /s/ ROBERT O. BARATTA
                                      -----------------------------------------
                                      Robert O. Baratta
                                      President, Chief Executive Officer
                                      and Vice Chairman of the Board


         November 30, 2001            /s/ SCOTT R. BARATTA
                                      -----------------------------------------
                                      Scott R. Baratta
                                      Senior Vice President - Finance
                                      Chief Financial Officer
                                      (Chief Accounting Officer)