Form 10QSB
period 1999-06-30
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]    TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM               TO
                                                  ---------       ----------


Commission file number  000-25663
                        -----------

                            ULTRASTRIP SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                 Florida                                 65-0841549
     (State or other jurisdiction of                  (I.R.S. employer
     incorporation or organization)                   identification no.)

                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34997
                    (Address of principal executive offices)

                                 (772) 287-4846
                (Issuer's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,289,495 shares of common stock were outstanding as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes         No   x
                                                                -----      -----

Note: The information contained in this Form 10-QSB relates only to the covered period. Except as set forth in Note 11 to the Company's Financial Statements, the Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to June 30, 1999.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
PART I.      FINANCIAL INFORMATION

    Item 1.  Financial Statements (unaudited)
                  Condensed Balance Sheet ...............................   1
                  Condensed Statements of Operation .....................   2
                  Condensed Statements of Cash Flow .....................   3
                  Summary of Significant Accounting Policies ............   4
                  Notes to Condensed Financial Statements ...............   7
    Item 2.  Management's Discussion and Analysis or Plan of Operation ..  23

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings ..........................................  28
    Item 2.  Changes in Securities ......................................  28
    Item 3.  Defaults Upon Senior Securities ............................  28
    Item 4.  Submission of Matters to a Vote of Security Holders ........  28
    Item 5.  Other Information ..........................................  29
    Item 6.  Exhibits and Reports on Form 8-K ...........................  29

                      Signatures ........................................  30

                      Certifications ....................................  31

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET

====================================================================================================================================
June 30,                                                                                                      1999
------------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                           $    35,927
    Escrow Receivable                                                                                       87,684
   Prepaid expenses and other                                                                               16,000
------------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                       139,611

PROPERTY AND EQUIPMENT (Note 2)                                                                          1,489,599
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       $ 1,629,210
====================================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                               $   167,741
   Accrued preferred stock dividends (Note 6)                                                               27,539
   Notes payable - current portion (Note 4)                                                                  4,244
------------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                  199,524

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                                           149,962
   Notes payable, less current portion (Note 4)                                                             91,875
------------------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                          441,361

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A                                               1,125,000
   45 shares outstanding, $25,000 per share redemption amount (Note 6)

COMMITMENTS AND CONTINGENCIES (Notes 1 and 9)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 40,000,000 shares authorized; 9,289,495 shares issued and outstanding        92,895
ADDITIONAL PAID-IN CAPITAL                                                                               1,742,755
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                        (1,772,801)
------------------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                                  62,849
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       $ 1,629,210
====================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                          From                                From              From
                                             For the three        Apr. 2, 1998      For the six       Apr. 2, 1998      Apr. 2, 1998
                                              months ended       (inception) to    months ended         (inception)   (inception) to
                                             June 30, 1999       June 30, 1998    June 30, 1999    to June 30, 1998    June 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative,
        excluding non-cash compensation
        (benefit) expense                       $   252,661       $    54,938       $   438,091       $    54,938    $   862,632
     Non-cash compensation
        expense (Notes 5 and 7)                     569,026           222,362           569,026           222,362        882,630
------------------------------------------------------------------------------------------------------------------------------------

Total development stage expenses                    821,687           277,300         1,007,117           277,300      1,745,262
------------------------------------------------------------------------------------------------------------------------------------

Loss from operations                               (821,687)         (277,300)       (1,007,117)         (277,300)    (1,745,262)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                           (821,687)         (277,300)       (1,007,117)         (277,300)    (1,745,262)

Preferred stock dividends (Note 6)                  (27,539)                -           (27,539)                -        (27,539)
------------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock             $  (849,226)      $  (277,300)      $(1,034,656)      $  (277,300)   $(1,772,801)
====================================================================================================================================

Net loss per common share (basic and diluted)   $     (0.09)      $      (.03)      $     (0.11)      $      (.03)
====================================================================================================================================

Weighted average number of common
   shares outstanding                             9,270,228         8,422,362         9,247,542         8,422,362
====================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 10)


                                                                                                         From               From
                                                                             For the six         Apr. 2, 1998       Apr. 2, 1998
                                                                            months ended           (inception)     (inception) to
                                                                           June 30, 1999      to June 30, 1998      June 30, 1999
====================================================================================================================================
OPERATING ACTIVITIES:
   Net loss                                                              $    (1,007,117)      $  (277,300)       (1,745,262)


   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                                3,528                  -              3,528
       Common stock issued for services                                          170,970             82,642            253,612
       Issuance of equity instruments for services                               184,040            139,720            415,002
       Non-cash compensation expense                                             214,016                  -            214,016
   Change in assets and liabilities:
         Escrow receivable                                                        28,500            (17,833)          (87,684)
         Prepaid expenses and other                                              (16,000)                -            (16,000)
         Accounts payable and accrued expenses                                   156,259                  -            167,740
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (265,804)          (72,771)         (795,048)
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                         (1,193,735)           (2,244)       (1,493,127)
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (1,193,735)           (2,244)       (1,493,127)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       96,120                  -             96,120
   Proceeds from issuance of long-term debt and warrants to                      149,962                100            149,962
shareholders
   Proceeds from issuance of preferred stock                                   1,225,000                  -          1,225,000
   Proceeds from issuance of common stock                                              -             75,000            853,020
---------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      1,471,082             75,100          2,324,102
---------------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                         11,543                 85             35,927

Cash and equivalents, beginning of year                                           24,384                  0                  0
---------------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                      $        35,927    $            85             35,927
====================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF                   The accompanying unaudited condensed financial
PRESENTATION               statements have been prepared in accordance with
                           accounting principles generally accepted in the United States for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report, and with the Company's previously filed Form 10-SB.

NATURE OF                  UltraStrip Systems, Inc. (the "Company") was
OPERATIONS                 incorporated on April 2, 1998 under the laws of the
                           State of Florida. The Company designs, develops and manufactures a robotic hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

CASH AND CASH              The Company considers all highly liquid investments
EQUIVALENTS                with a maturity of three months or less when
                           purchased to be cash equivalents.


FAIR VALUE OF              The carrying amounts of the Company's financial
FINANCIAL                  assets, including cash and cash equivalents and of
INSTRUMENTS                certain financial liabilities (accounts payable and
                           accrued expenses and due to related parties), approximate fair value because of their short maturities.

                           Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                           Based upon the conversion terms of the Company's Series A Redeemable Convertible Cumulative Preferred Stock (Preferred

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $1,125,900.

USE OF ESTIMATES           The preparation of financial statements in conformity
                           with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
                           Actual results could differ from those estimates.


PROPERTY                   Property and equipment is stated at cost, maintenance
AND EQUIPMENT              and repairs are charged to operations. As of June 30,
                           1999 the Company is in the process of constructing one robotic paint removal system which includes: two
                           (2) paint stripping robots and all ancillary equipment necessary for their operation and transportation. Management will begin to accumulate depreciation using accelerated methods on property and equipment when it is placed in service.

LONG-LIVED ASSETS          The Company evaluates the recoverability of
                           long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values.

ADVERTISING                The Company conducts advertising for the promotion of
                           its products. Advertising costs are charged to operations when incurred; such amounts aggregated
                           $59,300 for the six months ended June 30, 1999 and $0 for the six months ended June 30, 1998.

INCOME TAXES               The Company accounts for income taxes pursuant to the
                           provisions of Statement of Financial Accounting
                           Standards (SFAS) No. 109, "Accounting for Income
                           Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                           recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

LOSS PER SHARE             Basic loss per share is computed on the basis of the
                           weighted average number of common shares outstanding during each period presented. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      GOING CONCERN      The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $1.8 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

                           The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

                           The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                           Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

2.      PROPERTY AND       Property and equipment consist of the following:
        EQUIPMENT

                                                                                       Estimated
                                                                                          Useful
                                  June 30,                                                  Life           1999
                                  ---------------------------------------------------------------------------------
                                  Machinery and equipment                                5 years  $   1,301,734
                                  Furniture and fixtures                                 7 years            770
                                  Automobile and trucks                                  5 years        156,119
                                  Leasehold improvements                                 5 years              -
                                  Office equipment                                       5 years         34,504
                                  ---------------------------------------------------------------------------------
                                                                                                      1,493,127
                                  Less accumulated depreciation and
                                           amortization                                                  (3,528)
                                  ---------------------------------------------------------------------------------

                                                                                                  $   1,489,599
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

3.      NOTES PAYABLE TO          Notes payable to shareholders
        SHAREHOLDERS                consist of the following:

                                  June 30,                                                                 1999
                                  ---------------------------------------------------------------------------------

                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                      $       149,962
                                  ---------------------------------------------------------------------------------
                                                                                                        149,962

                                  Less current portion (a)                                                    -
                                  ---------------------------------------------------------------------------------

                                                                                                $       149,962
                                  =================================================================================

                                    (a)      Though these notes are due on
                                             demand, the Company and the
                                             employee/shareholder(s)
                                             renegotiated these notes over a
                                             longer term in 2001.

4.      NOTES PAYABLE             Notes payable consist of the following:

                                  June 30,                                                                   1999
                                  -------------------------------------------------------------------------------

                                    Installment notes payable to banks, payable
                                    $1,336 monthly including interest at 10.99%,
                                    through July 2009 collateralized by trucks                       $     96,119

                                  -------------------------------------------------------------------------------
                                                                                                           96,119

                                  Less current portion                                                     (4,244)
                                  --------------------------------------------------------------------------------

                                                                                                     $     91,875
                                  ================================================================================

                                  Aggregate notes payable at June 30, 1999 consists of the following:

                                  --------------------------------------------------------------------------------
                                  Notes payable shareholders                                         $     149,962
                                  Notes payable                                                      $      96,119
                                  --------------------------------------------------------------------------------

                                                                                                     $     246,081
                                  ================================================================================

5.      COMMON STOCK                During the six months ended June 30, 1999
                                    the Company issued 41,000 shares to a
                                    shareholder and member of the Company's
                                    Board of Directors of restricted,
                                    unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $4.17 per share. In connection therewith,

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                    the Company recorded a charge to operations in the amount of $170,970 during 1999.

                                    At June 30, 1999, 2,068,450 shares of Common
                                    Stock were reserved for issuance for
                                    outstanding non-plan options, warrants and, upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                                    The following reconciles the components of the loss per share computation:

                                    For the six months ended June 30,                     1999                          1998
                                    --------------------------------------------------------------------------------------------

                                                                                                                        Per-
                                                      Income        Shares      Per-Share    Income        Shares       Share
                                                   (Numerator)   (Denominator)  Amount    (Numerator)    (Denominator)  Amount
                                    --------------------------------------------------------------------------------------------
                                  Loss per common
                                    share
                                  Net (loss) available
                                    to common
                                    shareholders   $ (1,034,656)  9,247,542   $  (0.11)   $ (277,300)     8,422,362    $  (0.03)

                                  Effect of Dilutive
                                  Securities:
                                    Stock
                                    options/warrants         -          -           -            -            -             -
                                  ----------------------------------------------------------------------------------------------
                                  Net (loss)
                                    available
                                    to common
                                    shareholders plus
                                    assumed
                                    conversions    $ (1,034,656)  9,247,542   $  (0.11)   $ (277,300)     8,422,362    $  (0.03)
                                  ==============================================================================================

                                   The Company's outstanding options and
                                   warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 2,068,450 and 413,450 shares of common stock at June 30, 1999 and 1998, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.


6.      REDEEMABLE
        CONVERTIBLE
        CUMULATIVE           Series A
        PREFERRED STOCK      --------

                                   During the six months ended June 30, 1999, the Company issued 49 shares of Series A Redeemable Convertible Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,225,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   The Series A Redeemable Convertible
                                   Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at June 30, 1999 were $27,539.

                                   Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 6,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the six months ended June 30, 1999, 4 shares of Series A preferred stock were converted into 24,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.


7.      STOCK OPTIONS AND
            WARRANTS At June 30, 1999, the Company has non-plan options, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                                   During the six months ended June 30, 1999 and the period ended December 31, 1998, the Company granted options to employees and directors to acquire an aggregate 1,798,450 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   statement date, $214,016 and $0 for 1999 and 1998, respectively.

                                   During the six months ended June 30, 1999 and 1998, the Company granted options and warrants to acquire 100,000 and 413,450, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $2.50 to $7.50 per share, substantially were fully vested at the date of grant and expire through 2002. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company record expenses for the services rendered of $184,040 in 1999 and $139,720 in
                                   1998.

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 1999 and changes during the year then ended is presented below:

                                                                    Plan Options and        Non-Plan Options and
                                                                        Warrants                  Warrants
                                                                 ------------------------ -------------------------
                                                                     Weighted                Weighted
                                                                      Average                 Average
                                                                     Exercise                 Exercise
                                                                        Price    Shares        Price      Shares(1)
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of   $           -          -      $  2.50    1,003,450
                                  year
                                  Granted                                   -          -         4.17      795,000
                                  Exercised                                 -          -            -            -
                                  Forfeited                                 -          -            -            -
                                  -------------------------------------------------------------------------------------

                                  Outstanding at June 30, 1999              -          -         3.24    1,798,450

                                  Exercisable at June 30, 1999  $           -          -         3.24    1,798,450
                                  =====================================================================================
                                  Weighted average fair value
                                  of options granted during     $                             $  1.84
                                  the period
                                  =====================================================================================

                    (1) Includes warrants to purchase 413,450 shares of common stock which are the subject of litigation (Note 11)

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                    A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 1998 and changes during the six months then ended is presented below:

                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   ------------------------
                                                                     Weighted                   Weighted
                                                                      Average                    Average
                                                                     Exercise                    Exercise
                                                                        Price    Shares           Price       Shares
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of   $           -           -     $        -           -
                                  year
                                  Granted                                   -           -           2.50    1,003,450
                                  Exercised                                 -           -              -           -
                                  Forfeited                                 -           -              -           -
                                  -------------------------------------------------------------------------------------

                                  Outstanding at June 30, 1998              -           -           2.50    1,003,450

                                  Exercisable at June 30, 1998  $           -           -           2.50    1,003,450
                                  ====================================================================================

                                  Weighted average fair value
                                  of options granted            $           -                 $     0.35
                                  during the period
                                  =====================================================================================

                                   SFAS No. 123, "Accounting for Stock-Based
                                   Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                                   The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $41,346 and $0 for the periods ended June 30, 1999 and 1998, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 Six months ended June 30,                                1999            1998
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as reported    $ (1,034,656)  $ (277,300)
                                 Net (loss) applicable to common stock pro forma        (1,076,002)    (277,300)
                                 Basic (loss) per share as reported                          (0.11)       (0.03)
                                 Basic (loss) per share pro forma                            (0.12)       (0.03)

                                   The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                                                              1999         1998
                                 ----------------------------------------------------------------------------------
                                 Risk free interest rate                                      5.80 %       4.90   %
                                 Expected life                                             3 years      3 years
                                 Expected volatility                                            59 %          0   %
                                 Dividend yield                                                0.0          0.0

8.      INCOME TAXES

                                 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998, the Company had federal net operating losses (NOL) of approximately $1,122. The NOL expires 2018. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

                                 Realization of any portion of the approximate $623,061 deferred federal tax asset at June 30, 1999 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                                 The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                   Six months ended June 30,                           1999                1998
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                  statutory rate                              $     342,420          $   94,281
                                  State income tax benefit, net                      17,121               4,714
                                  Valuation allowance adjustment
                                                                                   (359,541)            (98,995)
                                  --------------------------------------------------------------------------------

                                  Income tax benefit                          $           -           $        -
                                  ================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   Significant components of the Company's
                                   deferred tax assets and liabilities are as follows:

                                  June 30,                                              1999              1998
                                  ----------------------------------------------------------------------------------
                                  Deferred tax assets:
                                      Organizational costs                        $     162,695     $      51,109
                                      Net operating loss
                                      carryforwards                                     279,616               381
                                      Compensation related to equity
                                      instruments issued for
                                      services                                          180,750            47,505
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                       (623,061)          (98,995)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                           $          -      $          -
                                  ----------------------------------------------------------------------------------


9.      COMMITMENT AND           The Company currently maintains office
        CONTINGENCIES            facilities in Stuart, Florida. The Company does
                                 not currently own or operate any manufacturing, operating or shipbuilding or repair facilities.
                                 Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal state and international laws.
                                 Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The
                                 Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                                 The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of June 30, 1999, accounts payable and accrued expenses include $52,500 of accrued compensation.

                                 The Company rents office space under an
                                 operating lease expiring in July 2000.

10.     SUPPLEMENTAL CASH FLOW   Supplemental disclosure is as follows:
        INFORMATION

                                  June 30,                                                 1999              1998
                                  ----------------------------------------------------------------------------------
                                  Cash paid for interest                        $             -   $             -
                                  Cash paid for taxes                                         -                 -

                                  Non-cash investing and financing activities:

                                  Conversion of preferred stock to
                                      common stock                              $       100,000   $             -

                                  Accrued preferred stock dividends             $        27,539   $             -

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



11.     SUBSEQUENT EVENTS  (a)      On August 18, 2000, the Company adopted a
                                    Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either
                                    "incentive stock options," within the
                                    meaning of Section 422 of the Internal
                                    Revenue Code, non-qualified options, or
                                    restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted.
                                    As of December 31, 2001, options to purchase
                                    550,000 shares of common stock at prices ranging from $3.00 to $5.00 per share have been granted pursuant to the plan.
                           (b)      In November 1999, the Board of Directors
                                    authorized an amendment to the Company's charter to increase the number of shares of common stock from 40,000,000 to 100,000,000 and authorized a stock split so that each one share of common stock outstanding became four shares of common stock outstanding.
                                    Prior to the split 40,000,000 shares were authorized, 9,384,969 common shares were issued and outstanding. Subsequent to the stock split 100,000,000 common shares were authorized and 37,539,876 shares were issued and outstanding.
                           (c)      During 1999, the Company issued 41,474
                                    (165,896 post split) shares of restricted, unregistered common stock for net proceeds of $300,714. The Company also received subscriptions for an additional 10,000
                                    (40,000 shares post split) shares of common stock for net proceeds of $75,000. These shares will be issued to the subscriber after certain issues are resolved by the investor.
                           (d)      The Company had entered into an option to
                                    purchase assets and licensing agreement with a related corporation concerning the use and ownership of U.S. Patent No. 5,628,271 issued on May 13, 1997 entitled Apparatus and Method for Removing Coatings from the Hulls of Vessels using Ultra-high Pressure
                                    Water (the "Patent"). Under the terms of the agreement, the Company was to pay $50,000 for each paint stripping robot produced. The amounts paid under the agreement were capitalized by the Company. Total payments made under the agreement were $161,500, which included royalties for the two robots completed and payments for anticipated robots prior to the purchase of the Patent.
                                    The Company exercised an option under the above agreement and acquired the Patent on December 17, 1999.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                    The Patent was acquired through the issuance of 1,000,000 shares of restricted common stock of the Company and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder. According to SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent through their ownership of shares of Ultrastrip Systems, Inc., the Company recorded the value of the patent at $95,109, which is the historical cost basis of the patent as recorded by Amclean, Inc., the related party seller. Amclean's (the seller) interest in the Company subsequent to the transfer of the patent was 2.5% of the total stockholders common stock equity. Immediately subsequent to the acquisition of the patent, 85% of the shareholders of Amclean, Inc. owned 53% of the stock in Ultrastrip Systems, Inc.
                           (e) On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 500,000 stock options (2,000,000 post-split) to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 50,000 (200,000 post-split) shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 1999, options to purchase 250,000 shares (1,000,000 post- split) of common stock at a price of $1.875 per share have been granted pursuant to the plan.
                           (f) On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    is based on funds provided by the Company.
                           (g) The Company has entered into two leases for office and storage space. One is scheduled to begin September 1st, 2000 and the second is contingent on the construction of a building which is estimated to be completed in November, 2000. The first lease calls for lease payments of $56,250 per annum over a five year period and the second lease calls for lease payment of $46,800 per annum over a five year period.
                           (h) On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. The managing director of Wallem is a director of the Company.
                           (i) On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydro blasting services in the ship cleaning industry.
                           (j) During the year ended December 31, 2000, the Company issued 400,000 shares of restricted, unregistered common stock at estimated fair value of $2.00 per share in exchange for investment banking advisory services. In connection therewith, the Company recorded a charge to operations in the amount of $800,000 during 2000. The shares were freely returned to the Company in June 2002.
                           (k) During the year ended December 31, 2000, the Company issued 1,292 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $3,230,000, of which $200,000 was not received until 2001. The shares are
                                    redeemable at the option of the Company at $3,000 per share plus accrued dividends and are redeemable at the option of the holder anytime after June 2002 at $2,500 per share plus accrued dividends. The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Each share of Series B preferred is convertible into 835 shares of common stock at the holder's

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    option. The Series B preferred shall
                                    automatically be converted into common stock in the event of an underwritten public offering. During the years ended December 31, 2001 and 2000, 102 and 134 shares of
                                    Series B preferred stock were converted into 85,170 and 111,890 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.
                           (l) During the year ended December 31, 2001 the Company renegotiated the notes payable to shareholders for amounts borrowed to date as described below:

                                           Unsecured notes payable to
                                           employee/shareholder, interest at
                                           prime plus 2% (6.75% at December 31,
                                           2001), $450,000 plus accrued interest
                                           repayable in 2002, balance due March
                                           1, 2003, subject to earlier
                                           repayments upon (1) a public offering
                                           of the Company's common stock or debt
                                           securities or (2) in
                                           installments equal to 20% of revenues                $        566,544
                                           earned and collected by the Company
                                           subsequent to March 1, 2002 (a)

                                           Unsecured note payable to
                                           employee/shareholder, interest at prime
                                           plus 2% (6.75% at December 31, 2001), due                     517,893
                                           April 10, 2003

                                    Through August 30, 2002, $410,000 had been repaid toward the first note above.

                           (m) During the year ended December 31, 2001, the Company issued a promissory note for $1,000,000 to a shareholder and Advisory Board member with a due date of October 19, 2002 secured by all existing equipment and machinery utilized to manufacture the Company's product. In connection with this promissory note, the Company granted warrants to acquire 100,000 shares of Common Stock.
                           (n) In December 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach Country, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    shares of common stock. In May 2002, the complaint was amended to drop Mark H. Mirkin as an individual defendant. The Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counter claims with respect to the warrant.
                           (o) During the year ended December 31, 2001 the Company issued 120,000 shares (50,000 to a member of the Company's Board of Directors and 70,000 to third parties) of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value ranging from $2.88 - $4.40 per share. In connection therewith, the Company recorded a charge to operations in the amount of $382,000 during 2001, of which $150,000 was for the services provided by the Board member.
                           (p) During 2000, the Company issued 872,374 shares of restricted, unregistered common stock for net proceeds of $1,865,276.
                           (q) During 2001, the Company issued 1,168,369 shares of restricted, unregistered common stock for net proceeds of $4,007,159.
                           (r) During the years ended December 31, 2001 and 2000, the Company granted options to acquire 7,750,000 and 1,550,000, respectively, shares of common stock to employees and
                                    members of the Company's Board of Directors.
                                    The options are exercisable at $3.00 to
                                    $5.00 per share, vesting over periods
                                    ranging from immediate to 2006.
                           (s) During the years ended December 31, 2001 and 2000, the Company granted options and warrants to acquire 380,000 and 1,650,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at $0.07 to $5.00 per share, substantially were fully vested at the date of grant and expire through 2021. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holders' option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black-Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                    services rendered of $173,160 in 2001 and $2,155,423 in 2000. Additionally, deferred compensation of $65,576 was recorded in 2001 and will be amortized to expense during 2002 to 2004.
                           (t) During the year ended December 31, 2001, the Company entered into employment agreements with ten (10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,150,000 in the aggregate.
                           (u) During the year ended December 31, 2001, the Company also issued 725,000 shares of restricted, unregistered common stock as part of the new compensation package described in (t). According to the original terms there were no vesting requirements, however, on March 31, 2002 the executives agreed to a vesting schedule. These issuances were valued at estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,088,000 during 2001.
                           (v) At December 31, 2001, the Company has commitments with certain of its vendors, including NREC and Carnegie Mellon University amounting to approximately $780,000 for the purchase of equipment. Through September 2002, $600,000 has been paid to Carnegie Mellon University to meet these commitments.
                           (w) During the year ended December 31, 2001, the Company commenced operations and generated $1,708,077 in revenues. Revenues for 2001 were generated by two primary lines of business - equipment sales and service contracts. Revenues from equipment sales were $850,000, while cost of equipment sales was $1,803,219. Revenues from service contracts were $858,077, while cost of service contracts was $1,413,191.
                           (x) On February 21, 2002, the Company signed an agreement to borrow up to $200,000, with interest at 18% per year. The loan is due August 25, 2002. The loan is guaranteed by the President of the Company and his spouse. On February 26, 2002 the Company borrowed $200,000. In this connection, the Company granted warrants to acquire 8,001 shares of common stock and valued such warrants at $14,000 based on the relative fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such, the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants as paid-in capital of

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                    $14,000. The Company will amortize to
                                    interest expense the value ascribed to the warrants over the term of the debt. This note was extended on August 25, 2002 for an additional six months.
                           (y) In September 2001 the, Company signed an exclusive distribution agreement with Robotic Environmental Services, LLC (RES) for the sale of the Company's automated hydro-blasting systems in Louisiana and Texas. In connection with this agreement, RES purchased its first UltraStrip automated hydro-blasting system. In March 2002 RES failed to meet certain contract requirements under this distribution agreement.
                                    In this connection, the Company terminated its distribution agreement, including the related exclusivity provision.
                           (z) On May 13, 2002, the Company entered into a Development and Supply agreement to sell a prototype robotic paint removal system to a shipyard in Norfolk, Virginia for $2 million, of which $500,000 was received in May 2002. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon delivery and acceptance of the equipment at the buyer's shipyard. The balance is due on September 10, 2002. Under the 16 year cooperative agreement the buyer intends to further develop and refine the paint removal system for use in the buyer's shipyard and to make and sell the Company's paint removal system as part of the buyers' ship coating system.
                           (aa) Subsequent to December 31, 2001, the Company executed several agreements to borrow an aggregate of $265,000 from various officers of the Company and related parties. These notes are repayable one year from their respective agreement dates and bear interest at prime plus 2%. Through September 2002, $75,000 of these notes had been repaid.
                           (bb) In June 2002 the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.
                           (cc) Also in June 2002 the Company entered into an agreement to sell 115,385 shares of common stock to an accredited investor for $150,000 in a transaction exempt under
                                    Section 4(2) of the Securities Act of 1933.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           (dd) Also in June 2002, the Company conducted a demonstration of its automated hydro-blasting systems for Atlantic Dry Dock Corporation in Jacksonville, Florida, removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223.
                           (ee) On July 30, 2002, Dennis McGuire was awarded U.S. Patent No. 6,425,340 which granted exclusive use of the method and apparatus for removing coatings from ship hulls using a magnetic-attraction vehicle and an ultra-high pressure water jet system. Mr. McGuire subsequently assigned this patent to the Company.

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

BACKGROUND AND FINANCIAL HISTORY

Since UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998, the Company has operated as a development stage enterprise and is devoting substantially all its efforts to the ongoing development of the Company. The Company is developing an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. Two U.S. patents issued to the Company's founder, Dennis McGuire, in 1997 and 1998 apply to the Company's product.

The business of designing, developing, marketing, and selling the Company's automated hydro-blasting systems is capital intensive. The Company intends to continue its developing and marketing efforts and will require additional capital in order to continue operating at the current level, to expand its business, and to fund production and development costs. Additional capital financing may not be available. Without such financing, the Company will not be able to continue at its present operational level or fully implement its business plan.

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998, the Company has generated no revenues. During this same period, the Company recorded net losses applicable to common stock of $1,772,801. The Company generated $2,324,102 from financing activities during this period to help fund the shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO PERIOD FROM APRIL 2 (INCEPTION) TO JUNE 30, 1998

During the three months ended June 30, 1999, the Company believes that it made substantial progress toward development of a commercially-viable automated hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in the first three months of 1999 related to research and development.

The Company did not generate any revenues during the three months ended June 30, 1999. Revenues were $0 for both the three months ended June 30, 1999 and the period from April 2 to June 30, 1998.

Development stage expenses increased from $277,300 for the period from April 2 to June 30, 1998 to $821,687 for the three months ended June 30, 1999. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses.

Selling, general and administrative expenses, excluding non-cash compensation, increased from $54,938 for the period from April 2 to June 30, 1998 to $252,661 for the three months ended June 30, 1999. This increase is due to an expansion of the Company's operating activities through the hiring of three Company officers, new consulting agreements, as well as advertising and travel expenses.

Non-cash compensation expenses increased from $222,362 for the period from April 2 to June 30, 1998 to $569,026 for the three months ended June 30, 1999. This increase is largely attributable to variable accounting charges of $214,016 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $1.04 per share.

Loss from operations for the three months ended June 30, 1999 was $821,687 as compared to $277,300 for the period from April 2 to June 30, 1998. Preferred Stock dividends were $27,539 for the three months ended June 30, 1999 and $0 for the period from April 2 to June 30, 1998. Net loss applicable to Common Stock was $849,226 for the three months ended June 30, 1999, compared to $277,300 for the period from April 2 to June 30, 1998. Loss per common share was $0.09 for the three months ended June 30, 1999 and $0.03 for the period from April 2 to June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO PERIOD FROM APRIL 2 (INCEPTION) TO JUNE 30, 1998

The Company did not generate any revenues during the six months ended June 30, 1999. Revenues were $0 for both the six months ended June 30, 1999 and the period from April 2 to June 30, 1998.

Development stage expenses increased from $277,300 for the period from April 2 to June 30, 1998 to $1,007,117 for the six months ended June 30, 1999. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses. Selling, general and administrative expenses, excluding non-cash compensation, increased from $54,938 for the period from April 2 to June 30, 1998 to $438,091 for the six months ended June 30, 1999. Non-cash compensation expenses increased from $222,362 for the period from April 2 to June 30, 1998 to $569,026 for the six months ended June 30, 1999.

Loss from operations for the six months ended June 30, 1999 was $1,007,117 as compared to $277,300 for the period from April 2 to June 30, 1998. Preferred Stock dividends were $27,539 for the six months ended June 30, 1999 and $0 for the period from April 2 to June 30, 1998. Net loss applicable to Common Stock was $1,034,656 for the six months ended June 30, 1999, compared to $277,300 for the period from April 2 to June 30, 1998. Loss per common share was $0.11 for the six months ended June 30, 1999 and $0.03 for the period from April 2 to June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of June 30, 1999, the Company's cash and cash equivalents on hand were $35,927, compared to $24,384 as of December 31, 1998. This increase was primarily due to the sale of restricted, unregistered shares of preferred stock, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $265,804 for the six months ended June 30, 1999, compared to $72,771 for the period from April 2 to June 30, 1998. This increase resulted from increases in the Company's net loss, offset by increases in accounts payable and accrued expenses. Net cash used in operating activities during the first six months of 1999 does not include non-cash charges of $3,528 for depreciation, $170,970 for issuance of Common Stock for services, $184,040 for options granted to service providers, and $214,016 for non-cash compensation to employees and directors.

The Company's net cash used in investing activities increased from $2,244 in the period from April 2 to June 30, 1998 to $1,193,735 in the six months ended June 30, 1999, primarily as a result of new machinery and equipment purchases.

During the six months ended June 30, 1999, the Company incurred long-term debt from significant shareholders in the amount of $149,962. These loans payable by the Company to certain of its shareholders are unsecured, non-interest bearing, and due upon demand. During the period from February to June 1999, the Company issued 49 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,225,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. In April 1999, the Company issued 41,000 restricted, unregistered shares of Common Stock valued at

$170,970 to a shareholder and member of the Company's Board of Directors for consulting services. The Company's net cash provided by financing activities rose to $1,471,082 for the six months ended June 30, 1999 from $75,100 for the period from April 2 to June 30, 1998.

The Company lacks assured available financial resources to meet its June 30, 1999 working capital deficit of $59,913 and future operating costs.

Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend approximately $5.0 million, within the next twelve months. The Company estimates that of that amount (i) $0.5 million will be for research and development (ii) $0.2 million for sales and marketing forces, (iii) $0.3 million for professional fees, (iv) $2.2 million for other operating expenses, such as payroll, rent and office expense, and (v) $1.8 million for investment in property and equipment.

PLAN OF OPERATIONS

As of August 15, 1999, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

The Company plans to offer two primary sales options: outright equipment purchase and long-term rental contracts. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of spare parts and accessories to those customers that have purchased or rented robotic hydro-blasting systems. No such spare parts purchase agreement or commitment has been made to date.

Should the Company receive the number of purchase orders and rental contracts it is forecasting over the next twelve months and the sales and rental prices it is currently forecasting over the next twelve months, the Company should be able to generate sufficient cash flow to sustain operations and meet all payable obligations for the next twelve months. However, should the number of purchase orders or rental contracts be less than currently forecasted, or should the sales or rental prices be less than currently forecasted, there can be no assurance that the Company will be able to generate sufficient cash flow to sustain operations and meet all payable obligations for the next twelve months.

The Company does not currently anticipate any significant changes in its total number of employees over the next twelve months. The Company currently relies on consultants to provide many important operational and administrative services. The Company may consider hiring some of these consultants as full-time employees if the Company believes that is in its interest. Additionally, should the demand for the Company's products or contract services increase significantly, the Company anticipates the need to hire additional employees in the areas of equipment operation for the performance of contract services, equipment maintenance, field support and component and spare parts manufacturing.

The Company will seek additional equity capital from private offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months. If the Company is unable to obtain the necessary additional capital, it may be required to change the proposed business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

In the event that the Company is unable to obtain the requisite funds to continue its operations as planned, it will be necessary for the Company to curtail its expenditures and refocus its business plan with a view toward containing costs and obtaining additional revenues. Specific actions to this end might include a reduction in staff, research and development and marketing expenditures. There can be no assurance, however, that such cost reductions will be achieved.

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 1999 and December 31, 1998 were prepared on the going-concern basis. For the years ended December 31, 1999 and 1998, the Company incurred net annual losses applicable to common stock of $4,128,153 and $738,145, respectively, had a working capital deficit of $377,414 and surplus of $129,088 respectively, and has outstanding redeemable preferred stock that can become mandatorily redeemable during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities and loans to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the

Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern (See Note 1 to the financial statements).

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of August 15, 1999, the Company was not a party to any pending litigation.

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended June 30, 1999. During the three months ended June 30, 1999, the Company issued 38 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $950,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at the $25,000 per share plus accrued dividends. Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 6,000 shares of Common Stock at the holder's option. Also during the three months ended June 30, 1999, two holders of a total of 4 shares of Series A Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 24,000 shares of Common Stock.

In April 1999, the Company issued 41,000 restricted, unregistered shares of Common Stock valued at $170,970 to a shareholder and member of the Company's Board of Directors for consulting services.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There was no default on any senior security during the three months ended June 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 1999.

ITEM 5.  OTHER INFORMATION.

On June 30, 1999, the following individuals resigned from the Company's Board of
Directors: John Caperton, Michael Cristoforo, Robert Erato, Roseann Falsetti, Kevin Grady, Matthew Jones, Jacqueline McGuire, and Vincent Zanfini.


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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.


(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ULTRASTRIP SYSTEMS, INC.

     November 27, 2002                /s/ Robert O. Baratta
                                      ---------------------
                                      Robert O. Baratta
                                      President, Chief Executive Officer
                                      and Vice Chairman of the Board


     November 27, 2002                /s/ Scott R. Baratta
                                      ---------------------
                                      Scott R. Baratta
                                      Senior Vice President - Finance
                                      (Chief Financial and Accounting Officer)

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
------------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
------------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

                                 CERTIFICATIONS

I, Robert O. Baratta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UltraStrip Systems, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.


Date:  November 27, 2002                 /s/ Robert O. Baratta
                                          -----------------------------------
                                          Robert O. Baratta
                                          President, Chief Executive Officer
                                          and Vice Chairman of the Board

                                 CERTIFICATIONS

I, Scott R. Baratta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of UltraStrip Systems, Inc;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.


Date:  November 27, 2002                  /s/ Scott R. Baratta
                                           -----------------------------------
                                           Scott R. Baratta
                                           Senior Vice President - Finance
                                           (Chief Financial Officer)