Form 10QSB
period 1999-09-30
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x[ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



[ ]  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                           -----------    -----------



Commission file number  000-25663
                        ---------

                            ULTRASTRIP SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                               65-0841549
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,320,090 shares of common stock were outstanding as of September 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes          No  x
                                                                ----       -----


Note: The information contained in this Form 10-QSB relates only to the covered period. Except as set forth in Note 12 to the Company's Financial Statements, the Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to September 30, 1999.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
PART I.             FINANCIAL INFORMATION

      Item 1.    Financial Statements (unaudited)
                      Condensed Balance Sheet............................    1
                      Condensed Statements of Operation..................    2
                      Condensed Statements of Cash Flow..................    3
                      Summary of Significant Accounting Policies.........    4
                      Notes to Condensed Financial Statements............    7
      Item 2.    Management's Discussion and Analysis or Plan of
                 Operation...............................................    23

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings.......................................    28
      Item 2.    Changes in Securities...................................    28
      Item 3.    Defaults Upon Senior Securities.........................    29
      Item 4.    Submission of Matters to a Vote of Security Holders.....    29
      Item 5.    Other Information.......................................    29
      Item 6.    Exhibits and Reports on Form 8-K........................    29

                 Signatures..............................................    31

                 Certifications..........................................    32

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET

==================================================================================================================
September 30,                                                                                            1999
-------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Prepaid expenses and other                                                                          $    45,500
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                        45,500

Property and equipment, net (Note 2)                                                                     1,989,826

Other assets                                                                                                 4,066
------------------------------------------------------------------------------------------------------------------

                                                                                                       $ 2,039,392
==================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Cash deficit                                                                                       $     9,953
   Accounts payable and accrued expenses                                                                   291,332
   Accrued preferred stock dividends (Note 6)                                                               81,425
   Notes payable - current portion (Note 4)                                                                  4,244
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                  386,954

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 4 and 5)                                                           140,462
   Notes payable, less current portion (Note 5)                                                             90,996
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                          618,412

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   57 shares outstanding, $25,000 per share redemption amount (Note 6)                                   1,425,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (NOTES 5, 6 AND 7)

COMMON STOCK, $0.01 par value; 40,000,000 shares authorized; 9,320,090 shares issued and outstanding        93,201
ADDITIONAL PAID-IN CAPITAL                                                                               3,832,135
ADDITIONAL PAID-IN CAPITAL - UNISSUED SUBSCRIBED SHARES                                                     75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                        (4,004,356)
------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                 (4,020)
------------------------------------------------------------------------------------------------------------------

                                                                                                       $ 2,039,392
==================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                            From          From
                                                          For the three   For the three  For the nine  Apr. 2, 1998   Apr. 2, 1998
                                                          months ended    months ended   months ended  (inception) to (inception) to
                                                          Sep. 30, 1999   Sep.30, 1998   Sep. 30, 1999 Sep. 30, 1998  Sep. 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative, excluding non-cash
          compensation (benefit) expense                     $   294,317    $   149,161    $   732,408   $   204,099    $ 1,156,949
     Non-cash compensation expense  (Notes 5 and 7)            1,880,222             --      2,449,248       222,362      2,762,852
-----------------------------------------------------------------------------------------------------------------------------------

Total development stage expenses                               2,174,539        149,161      3,181,656       426,461      3,919,801
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                          (2,174,539)      (149,161)    (3,181,656)     (426,461)    (3,919,801)

Other expense:
     Interest expense                                              3,130             --          3,130            --          3,130
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                      (2,177,669)      (149,161)    (3,184,786)     (426,461)    (3,922,931)

Preferred stock dividends (Note 6)                               (53,886)            --        (81,425)           --        (81,425)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                          $(2,231,555)   $  (149,161)   $(3,266,211)  $  (426,461)   $(4,004,356)
===================================================================================================================================

Net loss per common share (basic and diluted)                $     (0.24)   $      (.02)   $     (0.35)  $      (.05)            --
===================================================================================================================================

Weighted average number of common shares outstanding           9,312,517      8,595,080      9,265,569     8,564,109             --
===================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                                       From           From
                                                                   For the nine    Apr. 2, 1998    Apr. 2, 1998
                                                                   months ended   (inception) to   (inception) to
                                                                  Sep. 30, 1999    Sep. 30, 1998   Sep. 30, 1999
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                        $(3,184,786)      $(426,461)      $(3,922,931)

   Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation                                                      5,552              --             5,552
       Common stock issued for services                                170,970          82,642           253,612
       Issuance of equity instruments for services                     184,040         139,720           415,002
       Non-cash compensation expense                                 2,094,238              --         2,094,238
   Change in assets and liabilities:
         Escrow receivable                                             116,184         (98,004)               --
         Prepaid expenses and other                                    (49,566)             --           (49,566)
         Accounts payable and accrued expenses                         279,851              --           291,332
----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                 (383,517)       (302,103)         (912,761)
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                               (1,695,987)        (84,462)       (1,995,379)
----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                               (1,695,987)        (84,462)       (1,995,379)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                             96,120              --            96,120
   Repayment of long-term debt                                            (879)             --              (879)
   Proceeds from issuance of long-term debt and warrants to            149,962             600           149,962
        shareholders
   Repayment of long-term debt and warrants to shareholders             (9,500)             --            (9,500)
   Proceeds from issuance of preferred stock                         1,550,000              --         1,550,000
   Proceeds from additional paid in capital - unissued shares           75,000              --            75,000
   Proceeds from issuance of common stock                              184,464         392,850         1,037,484
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            2,045,167         393,450         2,898,187
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                   (34,337)          6,885            (9,953)

Cash and equivalents, beginning of year                                 24,384               0                 0
----------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                $    (9,953)      $   6,885       $    (9,953)
================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

        NATURE OF OPERATIONS       UltraStrip Systems, Inc. (the "Company") was
                                   incorporated on April 2, 1998 under the laws of the State of Florida. The Company designs, develops and manufactures a robotic hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

        CASH AND CASH              The Company considers all highly liquid
        EQUIVALENTS                investments with a maturity of three
                                   months or less when purchased to
                                   be cash equivalents.

        FAIR VALUE OF FINANCIAL    The carrying amounts of the Company's
        INSTRUMENTS                financial assets, including cash and cash
                                   equivalents and of certain financial
                                   liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                                   Based on the Company's estimate of its
                                   current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                   Based upon the conversion terms of the
                                   Company's Series A Redeemable Convertible
                                   Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $2,565,000.

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

        PROPERTY AND EQUIPMENT     Property and equipment is stated at cost,
                                   maintenance and repairs are charged to
                                   operations. As of September 30, 1999 the
                                   Company is in the process of constructing one robotic paint removal system which includes: two (2) paint stripping robots and all ancillary equipment necessary for their operation and transportation. Management will begin to accumulate depreciation using accelerated methods on property and equipment when it is placed in service.

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

        ADVERTISING                The Company conducts advertising for the
                                   promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $81,781 for the nine months ended September 30, 1999 and $331 for the nine months ended September 30, 1998.

        INCOME TAXES               The Company  accounts for income taxes
                                   pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.
                                   109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

1.      GOING CONCERN              The accompanying financial statements were
                                   prepared assuming that the Company will
                                   continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $4.0 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.      PROPERTY AND               Property and equipment consist of the
        EQUIPMENT                  following:

                                                                                         Estimated
                                                                                          Useful
                                   September 30,                                           Life           1999
                                   -----------------------------------------------------------------------------

                                   Machinery and equipment                                5 years  $   1,776,166
                                   Furniture and fixtures                                 7 years          5,976
                                   Automobile and trucks                                  5 years        168,731
                                   Leasehold improvements                                 5 years         10,000
                                   Office equipment                                       5 years         34,505
                                   -----------------------------------------------------------------------------
                                                                                                       1,995,378

                                   Less accumulated depreciation and
                                            amortization                                                  (5,552)
                                   -----------------------------------------------------------------------------

                                                                                                   $   1,989,826
                                   =============================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.      NOTES PAYABLE TO           Notes payable to shareholders consist of the
        SHAREHOLDERS               following:

                                   September 30,                                                          1999
                                   -----------------------------------------------------------------------------
                                   Unsecured notes payable to
                                   employee/shareholder, noninterest
                                   bearing, due upon demand                                        $     140,462
                                   -----------------------------------------------------------------------------
                                                                                                         140,462

                                   Less current portion (a)                                                   --
                                   -----------------------------------------------------------------------------

                                                                                                   $     140,462
                                   =============================================================================

                                   (a)    Though these notes are due on demand,
                                          the Company and the
                                          employee/shareholder(s) renegotiated
                                          these notes over a longer term in
                                          2001.

4.      NOTES PAYABLE              Notes payable consist of the following:

                                   September 30,                                                         1999
                                   -----------------------------------------------------------------------------
                                   Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                   by trucks                                                       $      95,240

                                   -----------------------------------------------------------------------------
                                                                                                          95,240

                                   Less current portion                                                   (4,244)
                                   -----------------------------------------------------------------------------

                                                                                                   $      90,996
                                   =============================================================================

                                   Aggregate notes payable at September 30, 1999 consists of the following:


                                   -----------------------------------------------------------------------------
                                   Notes payable shareholders                                      $     140,462
                                   Notes payable                                                   $      95,240
                                   -----------------------------------------------------------------------------

                                                                                                   $     235,702
                                   =============================================================================

5.      COMMON STOCK               During the nine months ended September 30,
                                   1999 the Company issued 41,000 shares to a shareholder and member of the Company's
                                   Board of Directors of restricted,
                                   unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $4.17 per share. In connection therewith, the Company recorded a charge to operations in the amount of $170,970 during 1999.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   During the nine months ended September 30, 1999, the Company issued 24,595 shares of restricted, unregistered common stock for net proceeds of $184,464. The Company also received subscriptions for an additional 10,000 shares of common stock for net proceeds of $75,000. These shares will be issued to the subscriber after certain issues are resolved by the investor.

                                   At September 30, 1999, 2,490,450 shares of
                                   Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                                   The following reconciles the components of the loss per share computation:

                                   For the nine  months ended September 30,             1999                                1998
                                   ------------------------------------------------------------------------------------------------

                                                              Income       Shares       Per-       Income        Shares      Per-
                                                              (Nume-      (Deno-       Share       (Nume-        (Deno-     Share
                                                               rator)      minator)    Amount       rator)       minator)   Amount
                                   ------------------------------------------------------------------------------------------------
                                                                                                                              --
                                   Loss per common share
                                     Net (loss) available to
                                       common              $(3,266,211)  9,265,569    $ (0.35)   $(426,461)    8,564,109    $ (0.05)
                                       shareholders

                                   Effect of Dilutive
                                     Securities:
                                       Stock
                                       options/warrants             --          --         --           --            --         --
                                   ------------------------------------------------------------------------------------------------
                                   Net (loss)available to
                                       common shareholders
                                       plus assumed
                                       conversions         $(3,266,211)  9,265,569    $ (0.35)   $(426,461)    8,564,109    $ (0.05)
                                   ------------------------------------------------------------------------------------------------

                                   The Company's outstanding options and
                                   warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 2,490,450 and 413,450 shares of common stock at September 30, 1999 and 1998, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


6.      REDEEMABLE CONVERTIBLE     Series A
        CUMULATIVE PREFERRED       --------
        STOCK
                                   During the nine months ended September 30, 1999, the Company issued 62 shares of Series
                                   A Redeemable Convertible Cumulative Preferred
                                   Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                                   The Series A Redeemable Convertible
                                   Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at September 30, 1999 were $81,425.

                                   Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 6,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the nine months ended September 30, 1999, 5 shares of Series A preferred stock were converted into 30,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.


7.      STOCK OPTIONS AND          At September 30, 1999, the Company has one
        WARRANTS                   fixed stock option plan and non-plan
                                   options, which are described below. The
                                   Company applies APB Opinion No. 25,
                                   "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB
                                   Opinion No. 25, in situations where the
                                   number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized.
                                   For those grants where either the number of shares of common stock that may be acquired and/or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   On August 15, 1999, the Company adopted an
                                   Outside Directors Stock Option Plan, which provides for the granting of 500,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 50,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of September 30, 1999, options to purchase 250,000 shares of common stock at a price of $7.50 per share have been granted pursuant to the plan.

                                   During the nine months ended September 30, 1999 and the period ended December 31, 1998, the Company granted options to employees and directors to acquire an aggregate 1,898,450 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial statement date, $2,094,238 and $0 for 1999 and 1998, respectively.

                                   During the nine months ended September 30, 1999 and 1998, the Company granted options and warrants to acquire 100,000 and 413,450, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $2.50 to $7.50 per share, substantially were fully vested at the date of grant and expire through 2002. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $184,040 in 1999 and $139,720 in
                                   1998.

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of September 30, 1999, and

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   changes during the years then ended is
                                   presented below:

                                                                     Plan Options and        Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------
                                                                     Weighted                 Weighted
                                                                      Average                 Average
                                                                     Exercise                 Exercise
                                                                       Price      Shares       Price        Shares(1)
                                   -------------------------------------------------------------------------------------
                                   Outstanding at beginning of
                                     year                            $      --         --    $    2.50      1,003,450
                                   Granted                                7.50    250,000         4.54        895,000
                                   Exercised                                --         --           --             --
                                   Forfeited                                --         --           --             --
                                   -------------------------------------------------------------------------------------
                                   Outstanding at September 30,
                                     1999                                 7.50    250,000         3.46      1,898,450

                                   Exercisable at September 30,
                                     1999                            $                 --         3.46      1,898,450
                                   =====================================================================================

                                   Weighted average fair value
                                     of options granted during
                                     the period                      $    3.32         --    $    2.00
                                   =====================================================================================

                                   (1)       Includes warrants to purchase
                                             1,653,800 shares of common stock
                                             which are the subject of litigation
                                             (Note 12)

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of September 30, 1998 and changes during the year then ended is presented below:

                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   ------------------------
                                                                     Weighted                  Weighted
                                                                      Average                  Average
                                                                     Exercise                  Exercise
                                                                      Price        Shares        Price       Shares
                                   -------------------------------------------------------------------------------------
                                   Outstanding at beginning of
                                     year                            $      --           -   $      --             -
                                   Granted                                  --           -        2.50      1,003,450
                                   Exercised                                --           -          --             --
                                   Forfeited                                --           -          --             --
                                   -------------------------------------------------------------------------------------
                                   Outstanding at September 30,
                                     1998                                   --            -       2.50      1,003,450

                                   Exercisable at September 30,
                                     1998                            $      --           -        2.50      1,003,450
                                   =====================================================================================
                                   Weighted average fair value
                                     of options granted during
                                     the period                      $      --               $    0.35
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

                                   The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $1,262,011 and $0 for the periods ended

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   September 30, 1999 and 1998, respectively.
                                   Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                   Nine months ended September 30,                              1999            1998
                                   ---------------------------------------------------------------------------------------
                                   Net (loss) applicable to common stock
                                     as reported                                        $    (3,266,211)    $   (426,461)
                                   Net (loss) applicable to common stock pro forma           (4,528,222)        (426,461)
                                   Basic (loss) per share as reported                             (0.35)           (0.05)
                                   Basic (loss) per share pro forma                               (0.49)           (0.05)

                                   The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                               1999              1998
                                   ---------------------------------------------------------------------------------------

                                   Risk free interest rate                                         5.80 %           4.90 %
                                   Expected life                                                3 years          3 years
                                   Expected volatility                                               59 %              0 %
                                   Dividend yield                                                   0.0              0.0

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

                                   Realization of any portion of the approximate $ 1,427,573 deferred federal tax asset at September 30, 1999 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                                   The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   Nine months ended Sep. 30,                          1999                1998
                                   -------------------------------------------------------------------------------
                                   Tax benefit at the United States
                                      statutory rate                            $    1,108,624      $     144,996
                                   State income tax benefit, net                        55,431              7,250
                                   Valuation allowance adjustment                   (1,164,055)          (152,246)
                                   -------------------------------------------------------------------------------

                                   Income tax benefit                           $           --      $          --
                                   ===============================================================================

                                   Significant components of the Company's
                                   deferred tax assets and liabilities are as follows:

                                   September 30,                                        1999              1998
                                   ---------------------------------------------------------------------------------

                                   Deferred tax assets:
                                      Organizational costs                      $      156,100      $      76,262
                                      Net operating loss
                                      carryforwards                                    351,480                381
                                      Compensation related to equity
                                      instruments issued for
                                      services                                         919,993             75,603
                                   ---------------------------------------------------------------------------------
                                   Valuation allowance for deferred
                                      tax assets                                    (1,427,573)          (152,246)
                                   ---------------------------------------------------------------------------------

                                   Net deferred tax asset                       $            --     $          --

                                   ---------------------------------------------------------------------------------

9.      RELATED PARTY TRANSACTIONS Development Agreement
                                   ----------------------

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

                                   New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.     COMMITMENT AND             The Company currently maintains office
        CONTINGENCIES              facilities in Stuart, Florida. The Company
                                   does not currently own or operate any
                                   manufacturing, operating or shipbuilding or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal state and international laws. Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                                   The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of September 30, 1999, accounts payable and accrued expenses include $101,500 of accrued compensation.

                                   The Company rents office space under an
                                   operating lease expiring in July 2000.


11.     SUPPLEMENTAL CASH FLOW     Supplemental disclosure is as follows:
        INFORMATION

                                   September 30,                                         1999              1998
                                   ----------------------------------------------------------------------------------
                                   Cash paid for interest                           $      3,130       $        --
                                   Cash paid for taxes                                        --                --

                                   Non-cash investing and financing activities:

                                   Conversion of preferred stock to
                                       common stock                                 $    125,000       $        --

                                   Accrued preferred stock dividends                $     81,425       $        --

12.     SUBSEQUENT EVENTS          (a)       On August 18, 2000, the Company
                                             adopted a Long Term Incentive
                                             Program, which provides for the
                                             granting of 4,000,000 stock options
                                             and stock appreciation rights
                                             (SARs) to key employees. Options
                                             granted may be either "incentive
                                             stock options," within the meaning
                                             of Section 422 of the Internal
                                             Revenue Code, non-qualified
                                             options, or restricted stock
                                             awards. The stock options are
                                             exercisable for a period no longer
                                             than ten years after the date they
                                             are granted. As of December 31,
                                             2001, options to purchase 550,000
                                             shares of common stock at prices
                                             ranging from $3.00 to $5.00 per
                                             share have been granted pursuant to
                                             the plan.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   (b)      In November, 1999 the Board of
                                             Directors authorized an amendment
                                             to the Company's charter to
                                             increase the number of shares of
                                             common stock from 40,000,000 to
                                             100,000,000 and authorized a stock
                                             split so that each one share of
                                             common stock outstanding became
                                             four shares of common stock
                                             outstanding. Prior to the split
                                             40,000,000 shares were authorized,
                                             9,384,969 common shares were issued
                                             and outstanding. Subsequent to the
                                             stock split 100,000,000 common
                                             shares were authorized and
                                             37,539,876 shares were issued and
                                             outstanding.

                                   (c)       The Company had entered into an
                                             option to purchase assets and
                                             licensing agreement with a related
                                             corporation concerning the use and
                                             ownership of U.S. Patent No.
                                             5,628,271 issued on May 13, 1997
                                             entitled Apparatus and Method for
                                             Removing Coatings from the Hulls of
                                             Vessels using Ultra-high Pressure
                                             Water (the "Patent"). Under the
                                             terms of the agreement, the Company
                                             was to pay $50,000 for each paint
                                             stripping robot produced. The
                                             amounts paid under the agreement
                                             were capitalized by the Company.
                                             Total payments made under the
                                             agreement were $161,500, which
                                             included royalties for the two
                                             robots completed and payments for
                                             anticipated robots prior to the
                                             purchase of the Patent. The Company
                                             exercised an option under the above
                                             agreement and acquired the Patent
                                             on December 17, 1999. The Patent
                                             was acquired through the issuance
                                             of 1,000,000 shares of restricted
                                             common stock of the Company and
                                             $61,500 of prepaid royalties in
                                             exchange for ownership of the
                                             Patent and all rights pertaining to
                                             the Patent holder. According to SAB
                                             48, since the owners of Amclean,
                                             Inc. retained a substantial
                                             indirect interest in the patent
                                             through their ownership of shares
                                             of Ultrastrip Systems, Inc., the
                                             Company recorded the value of the
                                             patent at $95,109, which is the
                                             historical cost basis of the patent
                                             as recorded by Amclean, Inc., the
                                             related party seller. Amclean's
                                             (the seller) interest in the
                                             Company subsequent to the transfer
                                             of the patent was 2.5% of the total
                                             stockholders common stock equity.
                                             Immediately subsequent to the
                                             acquisition of the patent, 85% of
                                             the shareholders of Amclean, Inc.
                                             owned 53% of the stock in
                                             Ultrastrip Systems, Inc.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   (d)       The Company has entered into two
                                             leases for office and storage
                                             space. One is scheduled to begin
                                             September 1st, 2000 and the second
                                             is contingent on the construction
                                             of a building which is estimated to
                                             be completed in November, 2000. The
                                             first lease calls for lease
                                             payments of $56,250 per annum over
                                             a five year period and the second
                                             lease calls for lease payment of
                                             $46,800 per annum over a five year
                                             period.

                                   (e)       On September 1, 2000 the Company
                                             entered into an agreement with
                                             Wallem Shipmanagement Limited
                                             ("Wallem") whereby Wallem will
                                             provide all of the Company's
                                             management and marketing for its
                                             contract services in the heavy
                                             marine industry. The managing
                                             director of Wallem is a director of
                                             the Company.

                                   (f)       On July 17, 2000 the Company
                                             entered into a License Agreement
                                             with Ocean Futures Society ("OFS")
                                             and Jean-Michel Cousteau, a
                                             director of the Company, whereby
                                             the Company agreed to pay OFS 2% of
                                             its revenues from sales of
                                             products, equipment leases and
                                             services in exchange for the
                                             exclusive right to utilize their
                                             names in connection with marketing,
                                             advertising, sales and distribution
                                             of the M2000 and hydro blasting
                                             services in the ship cleaning
                                             industry.

                                   (g)       During the year ended December 31,
                                             2000, the Company issued 400,000
                                             shares of restricted, unregistered
                                             common stock at estimated fair
                                             value of $2.00 per share in
                                             exchange for investment banking
                                             advisory services. In connection
                                             therewith, the Company recorded a
                                             charge to operations in the amount
                                             of $800,000 during 2000. The shares
                                             were freely returned to the Company
                                             in June 2002.

                                   (h)      During the year ended December 31,
                                             2000, the Company issued 1,292
                                             shares of Series B Redeemable
                                             Convertible Cumulative Preferred
                                             Stock at $2,500 per share for net
                                             proceeds of $3,230,000, of which
                                             $200,000 was not received until
                                             2001. The shares are redeemable at
                                             the option of the Company at $3,000
                                             per share plus accrued dividends
                                             and are redeemable at the option of
                                             the holder anytime after June 2002
                                             at $2,500 per share plus accrued
                                             dividends. The Series B Redeemable
                                             Convertible Cumulative preferred
                                             stock provides annual dividends, at
                                             the rate of $250 per share, payable
                                             in cash, which are cumulative and
                                             have priority over dividends on the
                                             common stock. Each share of Series
                                             B preferred is convertible into 835
                                             shares of common stock at the
                                             holder's option. The Series B
                                             preferred shall automatically be
                                             converted into common stock in the
                                             event of an underwritten public
                                             offering. During the years ended

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

                                   (i)       During the year ended December 31,
                                             2001 the Company renegotiated the
                                             notes payable to shareholders for
                                             amounts borrowed to date as
                                             described below:

                                             Unsecured notes payable to
                                             employee/shareholder, interest
                                             at prime plus 2% (6.75% at
                                             December 31, 2001), $450,000
                                             plus accrued interest repayable
                                             in 2002, balance due March 1,
                                             2003, subject to earlier
                                             repayments upon (1) a public
                                             offering of the Company's common
                                             stock or debt securities or (2)
                                             in installments equal to 20% of
                                             revenues earned and collected by
                                             the Company subsequent to
                                             March 1, 2002            $  566,544

                                             Unsecured note payable to
                                             employee/shareholder, interest at
                                             prime plus 2% (6.75% at
                                             December 31, 2001), due
                                             April 10, 2003              517,893

                                             Through August 30, 2002, $410,000
                                             had been repaid toward the first
                                             note above.

                                   (j)       During the year ended December 31,
                                             2001, the Company issued a
                                             promissory note for $1,000,000 to a
                                             shareholder and Advisory Board
                                             member with a due date of October
                                             19, 2002 secured by all existing
                                             equipment and machinery utilized to
                                             manufacture the Company's product.
                                             In connection with this promissory
                                             note, the Company granted warrants
                                             to acquire 100,000 shares of Common
                                             Stock.

                                   (k) In December 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying shares of common stock. In May 2002, the complaint was amended to drop Mark H. Mirkin as an individual defendant. The Company and its counsel believe that they will prevail in this

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                             action and that it will suffer no
                                             materially adverse impact as a
                                             result of Mirkin & Woolf's counter
                                             claims with respect to the warrant.

                                   (l)       During the year ended December 31,
                                             2001 the Company issued 120,000
                                             shares (50,000 to a member of the
                                             Company's Board of Directors and
                                             70,000 to third parties) of
                                             restricted, unregistered common
                                             stock in exchange for consulting
                                             services. The issuances were valued
                                             at estimated fair value ranging
                                             from $2.88 - $4.40 per share. In
                                             connection therewith, the Company
                                             recorded a charge to operations in
                                             the amount of $382,000 during 2001,
                                             of which $150,000 was for the
                                             services provided by the Board
                                             member.

                                   (m)       During 2000, the Company issued
                                             872,374 shares of restricted,
                                             unregistered common stock for net
                                             proceeds of $1,865,276.

                                   (n)       During 2001, the Company issued
                                             1,168,369 shares of restricted,
                                             unregistered common stock for net
                                             proceeds of $4,007,159.

                                   (o) During the years ended December 31, 2001 and 2000, the Company granted options to acquire 7,750,000 and 1,550,000, respectively, shares of common stock to employees and members of the Company's Board of Directors. The options are exercisable at $3.00 to $5.00 per share, vesting over periods ranging from immediate to 2006.

                                   (p) During the years ended December 31, 2001 and 2000, the Company granted options and warrants to acquire 380,000 and 1,650,000, respectively, shares of common
                                             stock to third parties as
                                             compensation for services rendered
                                             to the Company. The options and
                                             warrants are exercisable at $0.07
                                             to $5.00 per share, substantially
                                             were fully vested at the date of
                                             grant and expire through 2021. The
                                             options and warrants are
                                             exercisable by payment of cash to
                                             the Company or, for substantially
                                             all of the options and warrants, at
                                             the holders' option, in a cashless
                                             manner by surrendering options and
                                             warrants held on appreciated shares
                                             of common stock. In connection with
                                             these grants, the fair value (Black
                                             Scholes value) of the options and
                                             warrants granted approximated the
                                             value of the services rendered, and
                                             the Company recorded expenses for
                                             the services rendered of $173,160
                                             in 2001 and $2,155,423 in 2000.
                                             Additionally, deferred compensation
                                             of $65,576 was recorded in 2001 and
                                             will be amortized to expense during
                                             2002 to 2004.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   (q)      During the year ended December 31,
                                             2001, the Company entered into
                                             employment agreements with ten (10)
                                             officers and directors of
                                             operations. The minimum annual
                                             wages payable under these
                                             agreements is $1,150,000 in the
                                             aggregate.

                                   (r)       During the year ended December 31,
                                             2001, the Company also issued
                                             725,000 shares of restricted,
                                             unregistered common stock as part
                                             of the new compensation package for
                                             key employees. According to the
                                             original terms there were no
                                             vesting requirements, however, on
                                             March 31, 2002 the executives
                                             agreed to a vesting schedule. These
                                             issuances were valued at estimated
                                             fair value of $2.88 per share.
                                             Accordingly, the Company recorded a
                                             charge to operations in the amount
                                             of $2,088,000 during 2001.

                                   (s)       At December 31, 2001, the Company
                                             has commitments with certain of its
                                             vendors, including NREC and
                                             Carnegie Mellon University
                                             amounting to approximately $780,000
                                             for the purchase of equipment.
                                             Through September 2002, $600,000
                                             has been paid to Carnegie Mellon
                                             University to meet these
                                             commitments.

                                   (t)       During the year ended December 31,
                                             2001, the Company commenced
                                             operations and generated $1,708,077
                                             in revenues. Revenues for 2001 were
                                             generated by two primary lines of
                                             business - equipment sales and
                                             service contracts. Revenues from
                                             equipment sales were $850,000,
                                             while cost of equipment sales was
                                             $1,803,219. Revenues from service
                                             contracts were $858,077, while cost
                                             of service contracts was
                                             $1,413,191.

                                   (u)       On February 21, 2002, the Company
                                             signed an agreement to borrow up to
                                             $200,000, with interest at 18% per
                                             year. The loan is due August 25,
                                             2002. The loan is guaranteed by the
                                             President of the Company and his
                                             spouse. On February 26, 2002 the
                                             Company borrowed $200,000. In this
                                             connection, the Company granted
                                             warrants to acquire 8,001 shares of
                                             common stock and valued such
                                             warrants at $14,000 based on the
                                             relative fair value of the
                                             warrants. The warrants are
                                             exercisable at $0.07 per share,
                                             were fully vested at the date of
                                             grant and expire in 2022. As such,
                                             the Company recorded $186,000 as
                                             debt, net of the allocation of the
                                             proceeds to the warrants as paid-in
                                             capital of $14,000. The Company
                                             will amortize to interest expense
                                             the value ascribed to the warrants
                                             over the term of the debt. This
                                             note was extended on August 25,
                                             2002 for an additional six months.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   (v)       In September 2001 the, Company
                                             signed an exclusive distribution
                                             agreement with Robotic
                                             Environmental Services, LLC (RES)
                                             for the sale of the Company's
                                             automated hydro-blasting systems in
                                             Louisiana and Texas. In connection
                                             with this agreement, RES purchased
                                             its first UltraStrip automated
                                             hydro-blasting system. In March
                                             2002 RES failed to meet certain
                                             contract requirements under this
                                             distribution agreement. In this
                                             connection, the Company terminated
                                             its distribution agreement,
                                             including the related exclusivity
                                             provision

                                   (w)       On May 13, 2002, the Company
                                             entered into a Development and
                                             Supply agreement to sell a
                                             prototype robotic paint removal
                                             system to a shipyard in Norfolk,
                                             Virginia for $2 million, of which
                                             $500,000 was received in May 2002.
                                             Spare parts and accessories were
                                             subsequently added to the order,
                                             increasing the purchase price to
                                             $2.3 million. $1.5 million was paid
                                             on August 21, 2002, upon delivery
                                             and acceptance of the equipment at
                                             the buyer's shipyard. The balance
                                             is due on September 10, 2002. Under
                                             the 16 year cooperative agreement
                                             the buyer intends to further
                                             develop and refine the paint
                                             removal system for use in the
                                             buyer's shipyard and to make and
                                             sell the Company's paint removal
                                             system as part of the buyers' ship
                                             coating system.

                                   (x)       Subsequent to December 31, 2001,
                                             the Company executed several
                                             agreements to borrow an aggregate
                                             of $265,000 from various officers
                                             of the Company and related parties.
                                             These notes are repayable one year
                                             from their respective agreement
                                             dates and bear interest at prime
                                             plus 2%. Through September 2002,
                                             $75,000 of these notes had been
                                             repaid.

                                   (y)       In June 2002 the Company sold
                                             warrants to acquire 1,125,000
                                             shares of the Company's common
                                             stock for $500,000. The warrants
                                             are exercisable at $0.10 per share,
                                             were fully vested on the date of
                                             grant and expire in June 2009.

                                   (z)       Also in June 2002 the Company
                                             entered into an agreement to sell
                                             115,385 shares of common stock to
                                             an accredited investor for $150,000
                                             in a transaction exempt under
                                             Section 4(2) of the Securities Act
                                             of 1933.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                   (aa)      Also in June 2002, the Company
                                             conducted a demonstration of its
                                             automated hydro-blasting systems
                                             for Atlantic Dry Dock Corporation
                                             in Jacksonville, Florida, removing
                                             coatings from the outside hull of
                                             the USS DOYLE, a U.S. Navy guided
                                             missile frigate. Revenues from this
                                             demonstration were $22,223.

                                   (bb)      On July 30, 2002, Dennis McGuire
                                             was awarded U.S. Patent No.
                                             6,425,340 which granted exclusive
                                             use of the method and apparatus for
                                             removing coatings from ship hulls
                                             using a magnetic-attraction vehicle
                                             and an ultra-high pressure water
                                             jet system. Mr. McGuire
                                             subsequently assigned this patent
                                             to the Company.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998, the Company has generated no revenues. During this same period, the Company recorded net losses applicable to common stock of $4,004,356. The Company generated $2,898,187 from financing activities during this period to help fund the shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

During the three months ended September 30, 1999, the Company believes that it made substantial progress toward development of a commercially-viable automated hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in the three months ended September 30, 1999 related to research and development.

The Company did not generate any revenues during the three months ended September 30, 1999. Revenues were $0 for both the three months ended September 30, 1999 and the three months ended September 30, 1998.

Development stage expenses increased from $149,161 for the three months ended September 30, 1998 to $2,174,539 for the three months ended September 30, 1999. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses.

Selling, general and administrative expenses, excluding non-cash compensation, increased from $149,161 for the three months ended September 30, 1998 to $294,317 for the three months ended September 30, 1999. This increase is due to an expansion of the Company's operating activities through the hiring of three Company officers, new consulting agreements, as well as advertising and travel expenses.

Non-cash compensation expenses increased from $0 for the three months ended September 30, 1998 to $1,880,222 for the three months ended September 30, 1999. This increase is attributable to variable accounting charges of $1,880,222 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $1.88 per share.

Loss from operations for the three months ended September 30, 1999 was $2,174,539 as compared to $149,161 for the three months ended September 30, 1998. Preferred Stock dividends were $53,886 for the three months ended September 30, 1999 and $0 for the three months ended September 30, 1998. Net loss applicable to Common Stock was $2,231,555 for the three months ended September 30, 1999, compared to $149,161 for the three months ended September 30, 1998. Loss per common share was $0.24 for the three months ended September 30, 1999 and $0.02 for the three months ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO PERIOD FROM APRIL 2 (INCEPTION) TO SEPTEMBER 30, 1998

The Company did not generate any revenues during the nine months ended September 30, 1999. Revenues were $0 for both the nine months ended September 30, 1999 and the period from April 2 to September 30, 1998.

Development stage expenses increased from $426,461 for the period from April 2 to September 30, 1998 to $3,181,656 for the nine months ended September 30, 1999. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses. Selling, general and administrative expenses, excluding non-cash compensation, increased from $204,099 for the period from April 2 to September 30, 1998 to $732,408 for the nine months ended September 30, 1999. Non-cash compensation expenses increased from $222,362 for the period from April 2 to September 30, 1998 to $2,449,248 for the nine months ended September 30, 1999.

Loss from operations for the nine months ended September 30, 1999 was $3,181,656 as compared to $426,461 for the period from April 2 to September 30, 1998. Preferred Stock dividends were $81,425 for the nine months ended September 30, 1999 and $0 for the period from April 2 to September 30, 1998. Net loss applicable to Common Stock was $3,266,211 for the nine months ended September 30, 1999, compared to $426,461 for the period from April 2 to September 30, 1998. Loss per common share was $0.35 for the nine months ended September 30, 1999 and $0.05 for the period from April 2 to September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of September 30, 1999, the Company had a cash deficit of $9,953, compared to cash and cash equivalents on hand of $24,384 as of December 31, 1998. This decrease was primarily due to the net decrease in cash from operating activities, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $383,517 for the nine months ended September 30, 1999, compared to $302,103 for the period from April 2 to September 30, 1998. This increase resulted from increases in the Company's net loss, offset by increases in accounts payable and accrued expenses. Net cash used in operating activities during the first nine months of 1999 does not include non-cash charges of $5,552 for depreciation, $170,970 for issuance of Common Stock for services, $184,040 for options granted to service providers, and $2,094,238 for non-cash compensation to employees and directors.

The Company's net cash used in investing activities increased from $84,462 in the period from April 2 to September 30, 1998 to $1,695,987 in the nine months ended September 30, 1999, primarily as a result of new machinery and equipment purchases.

During the nine months ended September 30, 1999, the Company incurred long-term debt from significant shareholders in the amount of $149,962. These loans payable by the Company to certain of its shareholders are unsecured, non-interest bearing, and due upon demand. During the period through September 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,550,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. In August and September 1999, the Company issued 24,595 restricted, unregistered shares of Common Stock for net proceeds of $184,464 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The Company also received subscriptions for an additional 10,000 shares of Common Stock for net proceeds of $75,000. The Company's net cash provided by financing activities rose to $2,045,167 for the nine months ended September 30, 1999 from $393,450 for the period from April 2 to September 30, 1998.

The Company lacks assured available financial resources to meet its September 30, 1999 working capital deficit of $341,454 and future operating costs.

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

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend approximately $5.0 million, within the next twelve months. The Company estimates that of that amount (i) $0.5 million will be for research and development (ii) $0.2 million for sales and marketing forces, (iii) $0.3 million for professional fees, (iv) $2.2 million for other operating expenses, such as payroll, rent and office expense and (v) $1.8 million for investment in property and equipment.

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. Through September 30, 1999, the Company has not incurred any costs with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of November 15, 1999, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As of November 15, 1999, the Company was not a party to any pending litigation.

ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended September 30, 1999. During the three months ended September 30, 1999, the Company issued 24,595 restricted, unregistered shares of Common Stock for aggregate proceeds of $184,464 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act.

During the three months ended September 30, 1999, the Company issued 13 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $325,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends. Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 6,000 shares of Common Stock at the holder's option. Also during the three months ended June 30, 1999, one holder of 1 share of Series A Redeemable Convertible Cumulative Preferred Stock exercised his conversion rights and was issued 6,000 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There was no default on any senior security during the three months ended September 30, 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on August 14, 1999, and the holders of a majority of the Company's common shares present in person or by proxy at the annual meeting elected the following individuals to the Company's Board of Directors until the next annual meeting of shareholders or until their successors are duly elected and qualified to serve: Robert Baratta, John Bares, Jean-Michel Cousteau, Noel Lindsay, Dennis McGuire and John Odwazny. The holders of a majority of the Company's common shares present in person or by proxy at the annual meeting also adopted the 1999 Outside Directors Stock Option Plan and directed the Company to reserve 500,000 shares of common stock for issuance under the plan and ratified the appointment of Barry I. Hechtman, P.A. to audit the financial statements of the Company for 1999.

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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.



10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.

(b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended September 30, 1999.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
--------------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
--------------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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


Date:  November 27, 2002                 /s/ Robert O. Baratta
                                          --------------------------------------
                                              Robert O. Baratta
                                              President, Chief Executive Officer
                                              and Vice Chairman of the Board

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


Date:  November 27, 2002                 /s/ Scott R. Baratta
                                          --------------------------------------
                                              Scott R. Baratta
                                              Senior Vice President - Finance
                                              (Chief Financial Officer)