Form 10KSB
period 1999-12-31
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663

                            UltraStrip Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                   65-0841549
--------------------------------------------------------------------------------
            (State or other jurisdiction of           (I.R.S. Employer
            incorporation or organization)            Identification No.)

               3515 S.E. Lionel Terrace, Stuart, Florida        34997
--------------------------------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)


Issuer's telephone number                   (772) 287-4846
                         ----------------------------------

Securities registered under Section 12(b) of the Exchange Act:  None

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

Yes [ ]No [X].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $0

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates computed by reference to the price at which the common equity was sold as of March 31, 2000 (as referenced to private placement sales) was: $24,609,042(1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,051,176 shares of Common Stock, $0.01 par value, as of March 31, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM (CHECK ONE):

Yes [ ] No [X]


(1) The Company's Common Stock is not listed on any public exchange or established trading market.



Note: The information contained in this Form 10-KSB relates only to the covered period. Except as set forth in Note 14 to the Company's Financial Statements, the Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to December 31, 1999.

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

COMPANY OVERVIEW. The Company designs and manufactures industrial robotics systems intended to address labor, cost, and/or environmental issues inherent in industrial processes through advanced technology and a network of strategic, technical and environmental alliances. The Company believes that its robotic systems have applications for industrial processes including heavy marine coatings removal and above-ground storage tank coatings removal, as well as potential applications in automotive coatings removal.

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

STRATEGIC ALLIANCES. Although the development of the Company's current technology required years of research and development and significant capital investment, the Company has recognized that it should partner with technology leaders to develop and manufacture a technically superior product and with industry leaders for strategic direction and networking. The Company has aligned itself with environmental leaders that it believes recognize the influence its technology could have on the relationship between shipyards and the world's oceans.

The Company's strategic alliances provide the "brainpower" and expertise which the Company believes will allow it to develop robotic technologies within a relatively short timeframe. The Company seeks to actively develop new relationships with additional strategic partners as need and opportunities arise.

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

STRATEGIC ALLIANCE

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

POTENTIAL FUTURE MARKETS

       AUTOMOBILE AND MILITARY ROLLING STOCK STRIPPING. The Company has identified the automotive and military rolling stock maintenance industries as potential future markets. Through its work with the NREC, the Company intends to develop a method to use the same hydro-stripping robotic system, in a different format, to strip cars and military rolling stock, such as armored vehicles, trucks, power units, and artillery. Generally, before any new paint is applied to a vehicle body part, old paint is removed to allow for good adhesion and an even coat. Paint stripping may often be accomplished by chemical stripping, sanding, or with the use of abrasive blast media. The Company believes that, as in the maritime industry, the auto stripping industry is under pressure to evolve its stripping methods using technologies that are more environmentally sound and worker friendly.

       We also believe that the United States Military is an additional automotive market with potential recurring requirements for paint removal. Similar applications also exist with trains, freight cars, subways, and bus fleets throughout the U.S. and abroad.

       As with the M2000 system, the Company will file patents and intends to develop its auto stripping robotic technology with the assistance of strategic partners and by developing significant industry alliances.

       OTHER FUTURE MARKETS. The Company believes that its current robotic hydro-blasting system can also potentially be used in the above-ground petroleum storage tank maintenance market. The Company is currently exploring opportunities to enter this market.

       Through its work with the NREC, the Company also intends to work on an application for coatings removal in confined spaces, which the Company believes would enable robotic hydro-blasting in the cargo and ballast tanks on the interiors of ships. Removal of pre-construction primer during the ship building process presents another potential marine industry application.

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

              - The Military Sealift Command

              - The Army Corps of Engineers

              - The U.S. Coast Guard

              - The National Oceanic and Atmospheric Administration

              - The National Science Foundation

              - The Maritime Administration

         When a ship owner or government agency brings a ship into a dry dock for maintenance, it may specify which products it wants used on its ship. Because of this, the Company plans not only to market the M2000 to shipyards, but also to the companies and government agencies that actually own the ships.

         Shipping and shipyard industries are global. This creates a number of obstacles for companies entering the ship repair industry, including the fact that some local governments may subsidize their shipyards. The Company is working on a marketing campaign specifically to address this issue. In addition, each country has its own environmental standards that must be met. The Company believes that environmentally sensitive countries will look more favorably on its products. The Company believes that it will be able to illustrate to potential customers that environmentally supportive technologies can also be cost effective and profitable.

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

OPERATIONS STRATEGY

         CENTRAL HEADQUARTERS

         The Company leases office space in an industrial area in Stuart, Florida under an operating lease expiring in July 2000. The Company has committed to two leases for office and storage space currently under construction, the first of which will begin in September 2000.

         MANUFACTURE OF THE M2000 SYSTEM

         The Company currently plans to outsource the manufacturing of some of the system's components to major industry suppliers. The Company has also identified back-up vendors for those components and expects to keep stock, as necessary, of any highly specialized components.

         WAREHOUSING FACILITIES

         After assembly, the Company plans to store its robotic hydro-blasting systems in the Company's on-site warehouse currently under construction, which it believes should be sufficient to accommodate all near-term operations.

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

INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT. In June 1998, the Company entered into an option to purchase assets and license agreement with AmClean, Inc. (a related party). Pursuant to the terms of this license agreement, the Company had the exclusive worldwide right to commercialize U.S Patent No. 5,628,271 and to grant sublicenses to third parties. Developments and improvements to the patented technology were to belong to the Company. AmClean was obligated to maintain the patent. In consideration for the license, the Company paid AmClean $100 and committed to pay AmClean $50,000 for each sale of an apparatus embodying the patented technology, subject to an aggregate payment of $2,000,000. AmClean also granted the Company a 10-year option to acquire the Patent for $2,000,000. On December 15, 1999, the Company exercised its option and purchased the patent. The Company issued 1,000,000 shares of Common Stock to AmClean, Inc. (valued at $2,000,000) and paid $61,500 in cash for the purchase of U.S. Patent No. 5,628,271 and all rights pertaining thereto. In accordance with applicable accounting principles for such related party transactions, the issuance of the shares were recorded at $33,609 on the Company's books, which was the remaining carryover basis of the patents from the related party seller. The value of the shares plus the cash equaled $95,109, which was the carryover basis of the patents from the related party seller. The Company now owns the technology that is the subject of U.S. Patents No. 5,628,271 and No. 5,849,099, which was awarded to Mr. McGuire and subsequently assigned to the Company, related to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. The Company continues to develop and refine new technologies that are in the patent-pending process.

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

GLOBAL ROBOTICS COMPETITORS. The Company also plans to explore other robotic technologies for use in multiple industrial applications worldwide. In this vein, the Company views its competitors as companies that have the capacity to offer global robotics technologies. Companies in this field may include:

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

EMPLOYEES. As of March 31, 2000, the Company employed three full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases and occupies 1,500 square feet of administrative office space in Stuart, Florida under a lease expiring in July 2000. The Company has committed to two leases for office and storage space currently under construction, the first of which will begin in September 2000. The new facilities will comprise 14,000 square feet of space in Stuart, Florida. The average monthly rent for the space will be $9,042, and the leases will expire October 31, 2005. The space will be used for warehousing M2000s, sales and administrative offices and customer support.

ITEM 3. LEGAL PROCEEDINGS.

As of March 31, 2000, the Company was not a party in any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In November 1999, a majority of Company shareholders acting by written consent approved a resolution to amend the Company's Articles of Incorporation as filed with the Florida Department of State to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000, approved a resolution to split each share of the Company's Common Stock issued and outstanding at the close of business on November 15, 1999 into four fully paid and non-assessable shares of Common Stock and to entitle each holder of record of shares of Common Stock to receive an additional three shares of the same class for each share then held by each such holder, and approved a resolution to offer 5,000,000 shares of Common Stock to investors in a securities offering exempt from SEC registration pursuant to Rule 506 of the Securities Act of 1933 in an effort to raise $10,000,000. The Company's Board of Directors also approved the resolutions.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. As of March 31, 2000, the Company had approximately 500 record holders of its Common Stock.

There is also no established trading market for the Company's Series A Redeemable Convertible Cumulative Preferred Stock. The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on Common Stock. Dividends in arrears at December 31, 1999 were $131,633. As of March 31, 2000, the Company had 25 record holders of Series A Redeemable Convertible Cumulative Preferred Stock.

As of March 31, 2000, stock options and warrants to acquire an aggregate of 8,993,800 shares of the Company's Common Stock were outstanding, held by related and unrelated parties. In addition, as of March 31, 2000, 888,000 shares of Common Stock were issuable upon conversion of the 37 shares of Series A Redeemable Convertible Cumulative Preferred Stock issued and outstanding.

The Company issued 33,056,752 common shares to its founders in April 1998 for $82,642 in initial capital contributions of services provided on behalf of the Company in transactions exempt under Section 4(2) of the Securities Act of 1933.

During the period from April to May 1998, the Company issued 890,548 restricted, unregistered shares of Common Stock for net proceeds of $71,050 in transactions exempt under Section 4(2) of the Securities Act of 1933.

During the period from June to November 1998, the Company issued 2,645,320 restricted, unregistered shares of Common Stock for net proceeds of $591,120 in a private placement offering under Section 4(2) of the Securities Act of 1933.

During the period from July to December 1998, the Company issued 305,360 restricted, unregistered shares of Common Stock for net proceeds of $190,850 pursuant to Rule 504 of Regulation D as promulgated under the Securities Act of 1933.

During the period from February to June 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,550,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends. Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of Common Stock.

During the period from June 9, 1999 to December 13, 1999, ten holders of an aggregate of 13 shares of Series A Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 312,000 shares of Common Stock.

In April 1999, the Company issued 164,000 restricted, unregistered shares of Common Stock to a Director for consulting services. The Company valued the shares at an estimated fair value of $1.04 per share, for a total charge of $170,970.

Between August and November 1999, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 165,896 restricted unregistered shares of Common Stock, raising $300,714. The Company also received subscriptions for an additional 40,000 shares of Common Stock for net proceeds of $75,000. These shares will be issued to the subscriber after certain issues are resolved by the investor.

In November 1999, the Company's Board of Directors and holders of a majority of the Company's Common Stock approved resolutions to increase the number of authorized shares of Common Stock from 40,000,000 to 100,000,000 and approved a resolution to split each share of the Company's Common Stock issued and outstanding at the close of business on November 15, 1999 into four fully paid and non-assessable shares of Common Stock and to entitle each holder of record of shares of Common Stock to receive an additional three shares of the same class for each share then held by each such holder. Immediately prior to this four-for-one stock split, the Company had 9,384,969 shares of Common Stock issued and outstanding; upon completion of this four-for-one stock split, the Company had 37,539,876 shares of Common Stock issued and outstanding. All share disclosures and per-share amounts have been retroactively adjusted to account for this stock split.

In December 1999, the Company issued 1,000,000 shares of Common Stock to Amclean, Inc. (a related corporation) and paid $61,500 in cash for the purchase of U.S. Patent No. 5,628,271 and all rights pertaining thereto. The value of the shares on the acquisition date was estimated by management to be $2.00 per share of Common Stock (for a total purchase price of $2,000,000) based upon the selling price of the Company's Common Stock before and after the time of the sale. In accordance with applicable accounting principles for such related party transactions, the issuance of the shares were recorded at $33,609 on the Company's books, which was the remaining carryover basis of the patents from the related party seller. The value of the shares plus the cash equaled $95,109, which was the carryover basis of the patents from the related party seller.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, AND PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

During the year ended December 31, 1999, the Company believes that it made substantial progress toward development of a commercially-viable robotic hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in 1999 related to research and development.

REVENUE

The Company did not generate any revenues during the year ended December 31, 1999. Revenues were $0 for both the year ended December 31, 1999 and the nine months ended December 31, 1998 (since inception).

DEVELOPMENT STAGE EXPENSES

Development stage expenses increased from $738,145 for the partial year ended December 31, 1998 to $3,990,272 for the year ended December 31, 1999. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses, both of which are described below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, excluding non-cash compensation, increased from $424,541 for the partial year ended December 31, 1998 to $1,103,348 for the year ended December 31, 1999. This increase is the result an increase in advertising expenses, which was $117,621 for the year ended December 31, 1999, up from $16,098 in the nine months ended December 31, 1998; an increase in travel expenses from $27,489 in the nine months ended December 31, 1998 to $133,012 in the year ended December 31, 1999; and an increase in insurance expenses from $1,254 in the nine months ended December 31, 1998 to $49,147 in the year ended December 31, 1999.

Officer salaries and compensation expense increased from $0 in the nine months ended December 31,1998 to $417,725 for the year ended December 31, 1999. This increase reflects the addition of three officers to the management team. All labor and management expenses were incurred on a consulting basis in 1998 and 1999. Consulting expenses were $279,315 for the nine months ended December 31, 1998 and decreased to $158,153 for the year ended December 31, 1999.

NON-CASH COMPENSATION EXPENSE

Non-cash equity compensation expenses increased from $313,604 for the nine months ended December 31, 1998 to $2,886,924 for the year ended December 31, 1999. The non-cash equity compensation expenses consist of three types of expenses: variable accounting charges for the issuance of options to employees and directors with cashless conversion provisions, expenses for options issued to service providers, and expenses for Common Stock issued for services.

The largest component of these non-cash equity compensation charges relates to the Company's issuance of options to employees and directors in 1998 and 1999 with cashless conversion provisions that require variable accounting treatment, which increased to $2,094,238 for the year ended December 31, 1999 from $0 for the nine months ended December 31, 1998. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $1.88 per share.

The non-cash charges for equity compensation also include non-cash expense resulting from options issued to service providers, which increased to $621,716 for the year ended December 31, 1999 from $230,962 for the nine months ended December 31, 1998. Lastly, the non-cash charges for equity compensation include expense from Common Stock issued for services, which increased to $170,970 for the year ended December 31, 1999 from $82,642 for the nine months ended December 31, 1998.

LOSS FROM OPERATIONS

Loss from operations in the year ended December 31, 1999 was $3,990,272 as compared to $738,145 for the prior year. This increase in losses is primarily due to the increase in development stage expenses described above.

INTEREST EXPENSE

Interest expense totaled $6,248 for the full year 1999, compared to $0 for the partial year 1998.

NET LOSS

Net loss was $3,996,520 for the year ended December 31, 1999, compared to $738,145 for the nine months ended December 31, 1998.

PREFERRED STOCK DIVIDENDS

Preferred Stock dividends were $131,633 and $0 for the years ended December 31, 1999 and 1998, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $4,128,153 for the year ended December 31, 1999, compared to $738,145 for the nine months ended December 31, 1998. Loss per common share was $0.11 and $0.02 in 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of December 31, 1999, the Company's cash and cash equivalents on hand were $59,970, compared to $24,384 as of December 31, 1998. This increase was primarily due to the sale of restricted, unregistered shares of common stock and restricted, unregistered shares of preferred stock, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $699,125 for the year ended December 31, 1999, compared to $529,244 for the year ended December 31, 1998. This increase resulted from increases in the Company's net loss, offset by increases in accounts payable and accrued expenses. Net cash used in operating activities during 1999 does not include non-cash charges of $8,327 for depreciation, $170,970 for issuance of Common Stock for services, $621,716 for options granted to service providers, and $2,094,238 for non-cash compensation to employees and directors.

During the year ended December 31, 1999, the Company incurred long-term debt from significant shareholders in the amount of $615,774. These loans payable by the Company to certain of its shareholders in the aggregate amount of $615,774 are unsecured, non-interest bearing, and due upon demand.

During the period from February to June 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,550,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. In April 1999, the Company issued 164,000 restricted, unregistered shares of Common Stock valued at $170,970 to a shareholder for consulting services. The Company conducted a private placement of Common Stock pursuant to Rules 506 of Regulation D as promulgated under the 1933 Act between August and November 1999, issuing 165,896 shares and raising $300,714. The Company also received subscriptions for an additional 40,000 shares of Common Stock for net proceeds of $75,000.

The Company's net cash used in investing activities increased from $299,392 in the year ended December 31, 1998 to $1,901,059 in the year ended December 31, 1999, primarily as a result of new equipment purchases.

In December 1999, the Company issued 1,000,000 shares of Common Stock to Amclean, Inc. (a related corporation) and paid $61,500 in cash for the purchase of U.S. Patent No. 5,628,271 and all rights pertaining thereto. The value of the shares on the acquisition date was estimated by management to be $2.00 per share of Common Stock (for a total purchase price of $2,000,000) based upon the selling price of the Company's Common Stock before and after the time of the sale. In accordance with applicable accounting principles for such related party transactions, the issuance of the shares were recorded at $33,609 on the Company's books, which was the remaining carryover basis of the patents from the related party seller. The value of the shares plus the cash equaled $95,109, which was the carryover basis of the patents from the related party seller.

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

The Company lacks assured available financial resources to meet its December 31, 1999 working capital deficit of $377,414 and future operating costs.

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

PLAN OF OPERATION

As of March 31, 2000, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by, and serve at the discretion of, the Board of Directors. The Company's directors and officers at March 31, 2000 are as follows:

DENNIS E. MCGUIRE, President and Chairman of the Board of Directors (48). Mr. McGuire invented the apparatus and methodology from which the M2000 was developed and is the founder of the Company. Prior to starting the Company, he served as President of Amclean, Inc., the world's first ultrahigh pressure waterjetting contractor in the marine industry, from its inception in 1992 through 1998. Mr. McGuire has traveled extensively throughout the world performing contract services at shipyards and has given educational seminars to various navies and shipyards on the benefits of ultrahigh pressure waterjetting as an environmentally safe alternative to grit blasting for removing coatings from the hulls of ships. Mr. McGuire received his associate of science degree from Miami-Dade Community College in 1974. Mr. McGuire has served as a Company director since April 2, 1998 and was reelected on August 15, 1999 to serve an additional one-year term.

ROBERT O. BARATTA, Director (59). Dr. Baratta is the chairman of FPIC Insurance Group Inc. (NASDAQ: FPIC), a Florida-based multi-line insurance carrier. He founded and chaired Stuart Hatteras Inc., the largest Hatteras dealer in the world, has developed professional office real estate projects, and owns a property management firm and a yacht charter business. Until recently, Dr. Baratta practiced ophthalmology in Stuart, Florida and remains the founder and majority shareholder in The Surgery Center of Stuart, a multispecialty ambulatory surgery center. Dr. Baratta received his bachelors degree from St. Peter's College in 1962 and his medical degree from Columbia University in 1966. He completed his residency in ophthalmology at Vanderbilt University School of Medicine. Dr. Baratta has served as a Company director since August 15, 1999.

JOHN E. BARES, PHD., Director (36). Dr. Bares is a Senior Research Scientist at Carnegie Mellon University's Robotics Institute and the Director of its National Robotics Engineering Consortium. His research focuses on robots for hazardous environments. Dr. Bares received his bachelors degree in 1985, his masters degree in 1987 and his doctorate in civil engineering in 1991 from Carnegie Mellon. Prior to returning to Carnegie Mellon, he served as a visiting research scientist at Mitsubishi Heavy Industries. Dr. Bares has served as a Company director since August 15, 1999.

JEAN-MICHEL COUSTEAU, Director (61). Mr. Cousteau, the son of the late environmentalist and ocean pioneer Jacques Cousteau, has spent his life exploring and researching the world's oceans. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea Museum in Long Beach, California. He designed and developed the Parc Oceanique Cousteau in Paris. In the mid 1960's he collaborated in the award-winning television series THE UNDERSEA WORLD OF JACQUES COUSTEAU. Currently Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES TIMES SYNDICATE. Mr. Cousteau graduated from the Paris School of Architecture in 1960. Mr. Cousteau has served as a Company director since August 15, 1999.

JOHN P. ODWAZNY, Director (42). Mr. Odwazny was a Senior Sales Executive at AKZO Nobel/International Paint, the world's largest chemical and coatings company, where he managed the South Florida and Caribbean region, before joining the Company on March 1, 2001. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an Advisory Board for the National Association of Corrosion Engineers. Mr. Odwazny received his bachelors degree from Florida State University in 1978. Mr. Odwazny has served as a Company director since August 15, 1999.

JACQUELINE K. MCGUIRE, Vice President and Secretary (35). Mrs. McGuire, the wife of Dennis McGuire, served as Chairman of the Board of Amclean Inc. from 1992 through 1997. Mrs. McGuire has traveled extensively to Europe to negotiate with equipment manufacturers on pricing, delivery and terms. Mrs. McGuire received her associate's degree in business administration from Barry College in 1984. Mrs. McGuire has served as a Company officer since April 2, 1998 and served on the Company's Board of Directors from May 15, 1998 through June 30, 1999.

MATTHEW L. JONES, Chief Operating Officer and Treasurer (39). Mr. Jones is an attorney in Stuart, Florida, specializing in general civil practice. He received his bachelor's degree in off-shore marine technology in 1984 from the Florida Institute of Technology. He received his law degree in 1987 from Loyola University. Mr. Jones served as a Company officer from September 1, 1998 through December 31, 1999 and served as a member of the Company's Board of Directors from September 1, 1998 through June 30, 1999.

The following individuals who had served as Directors since September 1, 1998 resigned on June 30, 1999: John Caperton, Michael Cristoforo, Robert Erato, Roseann Falsetti, Kevin Grady, and Vincent Zanfini. In addition, Noel Lindsay, who had served as a Director since August 15, 1999, resigned from the Board in December 1999.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

No Form 3, 4 or 5 was filed by any director, officer or beneficial owner of more than ten percent of any of the Company's equity securities during fiscal year 1999 as these individuals were unaware of the Company's status as a registrant with the SEC and their resulting reporting obligations pursuant to the Securities Exchange Act of 1934. The Company intends to assist its directors, officers and ten percent shareholders in complying with their Exchange Act reporting obligations henceforth.

ITEM 10. EXECUTIVE COMPENSATION.

The following table displays information concerning compensation paid or accrued for the fiscal year ended December 31, 1998 and 1999, for the benefit of our named executive officers.

                           SUMMARY COMPENSATION TABLE

                                          ANNUAL   LONG-TERM COMPENSATION AWARDS
                                      COMPENSATION
                                      ------------------------------------------
                               FISCAL    SALARY    SECURITIES UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION(S)  YEAR      ($)                 (#S)
--------------------------------------------------------------------------------
Dennis E. McGuire               1999    260,000(1)         400,000
President and Chairman of       1998     97,500(1)              --
The Board

Jacqueline K. McGuire           1999     78,000(2)         200,000
Vice President and Secretary    1998     58,500(2)              --

Matthew L. Jones                1999     78,000            200,000
Chief Operating Officer and     1998     22,500            400,000
Treasurer

--------------

(1) In lieu of salary, Mr. McGuire received compensation in 1998 and 1999 under a consulting agreement dated April 4, 1998 and expiring
    December 31,1999.

(2) In lieu of salary, Mrs. McGuire received compensation in 1998 and 1999 under a consulting agreement dated April 4, 1998 and expiring December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

The table below sets forth information for each Named Executive Officer, with regard to certain information concerning stock option grants during the year ended December 31, 1999:

                                              NUMBER OF        % OF TOTAL
                                             SECURITIES     OPTIONS GRANTED
                                             UNDERLYING        TO EMPLOYEES     EXERCISE PRICE     EXPIRATION
            NAME                          OPTIONS GRANTED     IN FISCAL YEAR       ($/SH)            DATE
      --------------                      ---------------     --------------       ------            ----
      Dennis E. McGuire                       400,000(1)          50%              $1.8750          8/10/02
      Jacqueline K. McGuire                   200,000(2)          25%              $1.0425          6/30/02
      Matthew L. Jones                        200,000(3)          25%              $1.0425          6/30/02

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

The table below sets forth information for each Named Executive Officer with regard to the aggregate stock options held at December 31, 1999. No stock options were exercised by any of the Named Executive Officers during 1999.

                                                            NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                         SHARES            UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS AT
                                        ACQUIRED             OPTIONS AT FY-END                  FY-END (1)
                                          UPON     VALUE   -----------------------------------------------------------
          NAME                          EXERCISE  REALIZED   EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
                                          (#)        ($)         (#)          #)            ($)            ($)
          -------------------------------------------------------------------------------------------------------------
          Dennis E. McGuire                --        --       400,000         -            50,000           -
          Jacqueline K. McGuire            --        --       200,000         -           191,500           -
          Matthew L. Jones                 --        --       600,000         -           741,501           -

(1) Based on the Company's private placement offering price per share of $2.00 as of December 31, 1999.

EMPLOYMENT AGREEMENTS

As of March 31, 2000, there were no employment agreements for any of the Company's executive officers or employees. However, for each of Dennis McGuire, Jacqueline McGuire, and certain other key employees, there were consulting agreements which were entered into in 1998 and expired on December 31, 1999.

COMPENSATION OF DIRECTORS

The Company compensates members of the Board of Directors for their services in such capacity with stock option grants upon election to the Board. The Company's shareholders adopted a 1999 Outside Directors Stock Option Plan at the annual meeting of shareholders on August 14, 1999. The plan created a pool of 500,000 (increased by resolution of the Board of Directors in November 1999 to 2,000,000) shares of Common Stock to be granted at the discretion of the Board to Directors of the Company who are not employed by the Company.

The Company has made the following awards under this plan:

         On August 15, 1999, the Board of Directors awarded options to purchase an aggregate of 1,000,000 shares of Common Stock to 5 newly-elected Directors. The options have an exercise price of $1.875 per share and are exercisable through August 15, 2002.

The following table shows all compensation paid to outside directors in 1999:

                                          CASH COMPENSATION                           SECURITY GRANTS
                                          -----------------           ---------------------------------------
                                                                                              NUMBER OF
                             ANNUAL                   CONSULTING          NUMBER              SECURITIES
                            RETAINER     MEETING       FEE/OTHER            OF                UNDERLYING
        NAME                FEE ($)     FEES ($)        FEES ($)         SHARES (#)         OPTIONS/SARS (#)
   --------------           -------    --------- ------------------- ----------------------------------------
   R.O. Baratta                0             0            0                  --                200,000
   J.E. Bares                  0             0            0                  --                200,000
   J. Caperton(1)              0             0            0                  --                200,000
   J.M. Cousteau               0             0            0                  --                200,000
   M. Cristoforo(1)            0             0            0             164,000                720,000
   R. Erato(1)                 0             0            0                  --                520,000
   R. Falsetti(1)              0             0       20,000                  --                460,000
   K. Grady(1)                 0             0            0                  --                200,000
   N. Lindsay(1)               0             0            0                  --                200,000
   J.P. Odwazny                0             0            0                  --                200,000
   V. Zanfini(1)               0             0            0                  --                280,000

         (1) Resigned from the Board of Directors during 1999.

The board of directors had one meeting during 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2000 with respect to the beneficial ownership of shares of Common Stock by (i) each person owning more than five percent, (ii) each director and officer, and (iii) officers and directors as a group:

                                             COMMON SHARES
                                           UNDERLYING OPTIONS,
                                COMMON        WARRANTS AND
OWNER                          SHARES(1)     PREFERRED STOCK       TOTAL    PERCENT
-----                          ---------     ---------------       -----    -------
Kevin P. Grady(4)             9,748,288          200,000         9,948,288   25.48
John Caperton(4)              2,435,556          200,000         2,635,556    6.75
Michael Cristoforo(4)           435,636(5)     1,800,000         2,235,636    5.72

Dennis E. McGuire(2)(3)       9,598,756          400,000         9,998,756   25.60
John P. Odwazny(2)(3)           451,112(6)     1,080,000         1,531,112    3.92
Matthew L. Jones(3)               2,667          600,000           602,667    1.54
Jacqueline K. McGuire(3)        300,000          200,000           500,000    1.28
Robert O. Baratta(2)            100,000          296,000           396,000    1.01
Jean-Michel Cousteau(2)               0          200,000           200,000    0.51
John E. Bares(2)                      0          200,000           200,000    0.51

Officers and directors as
a group (7 persons)          10,452,535        2,976,000        13,428,535   34.39

----------------------------
(1) Common share ownership balances are from records dated February 22, 2000
(2) A director
(3) An executive officer
(4) 5% shareholder
(5) Includes shares for which beneficial ownership is disclaimed: 231,500 owned by wife, 3,080 owned by daughter, and 155,556 owned by mother
(6) Includes shares for which beneficial ownership is disclaimed: 311,112 common shares owned by wife.

The business address of each of the owners is c/o UltraStrip System, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has contractual arrangements with parties related to director Bares and with former director Grady. The Company has engaged in loan transactions with director McGuire and former director Grady.

Dr. Bares serves as the director of the National Robotics Engineering Consortium
(NREC) at Carnegie Mellon University. The Company and NREC have entered into a development agreement whereby NREC develops technologies based on the Company's original robotic stripping concept. Dr. Bares does not have any material direct or indirect interest in the relationship between the Company and the NREC.

Mr. Cristoforo, who served on the Company's Board of Directors from September 1, 1998 to June 30, 1999, was issued 164,000 shares of the Company's common stock in April 1999, with an estimated fair value of $170,970, for consulting services. Mr. Cristoforo also had a consulting agreement with the Company, which was effective April 4, 1998 through December 31, 1998. Pursuant to this agreement, Mr. Cristoforo received $78,500 in 1998 and $16,400 in 1999.

Other than normal trade payables, the Company is indebted to Kevin Grady in the amount of $517,893 for sums he lent the Company over the course of 1999. Such debt is payable upon demand. Although no interest is accruing on the debt, in the event that payment is not made within five days of demand, interest shall begin accruing at the prime rate. Mr. Grady served on the Company's Board of Directors from September 1, 1998 to June 30, 1999. Mr. Grady also had a consulting agreement with the Company, which was effective April 4, 1998 through December 31, 1998. Pursuant to this agreement, Mr. Grady received $10,500 in 1998 and $22,000 in 1999.

Other than normal trade payables, the Company is indebted to Dennis and Jacqueline McGuire in the amount of $195,761 for accrued officer wages and $97,881 for sums they lent to the Company over the course of 1999. Such debt is payable upon demand. Although no interest is accruing on the debt, in the event that payment is not made within five days of demand, interest shall begin accruing at the prime rate.

The Company exercised an option and acquired a Patent on December 17, 1999 from a related company. The Patent was acquired through the issuance of 1,000,000 shares of restricted common stock of the Company and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder. The Company acquired the Patent from Amclean, Inc. At the time of the transaction, a group of four shareholders - Dennis and Jacqueline McGuire, Kevin Grady, and John Caperton - owned a majority of the outstanding common stock of both companies.

Reference is also made to Note 14 to the Financial Statements attached hereto.

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

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB

           (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the fourth quarter of 1999.

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----


Reports of Independent Certified Public Accountants                   F-2

Balance Sheet                                                         F-3

Statements of Operations                                              F-4

Statements of Changes in Stockholders' Deficit                        F-5

Statements of Cash Flows                                              F-6

Summary of Significant Accounting Policies                            F-7

Notes to Financial Statements                                         F-9

                             BARRY I. HECHTMAN, P.A.
                          CERTIFIED PUBLIC ACCOUNTANTS

                                   MEMBER OF:
                     FLORIDA AND AMERICAN INSTITUTE OF CPAS
                   PRIVATE COMPANIES AND SEC PRACTICE SECTIONS

8100 SW 81 DRIVE                                       TELEPHONE: (305) 270-0014
SUITE 210                                                    FAX: (305) 598-3695
MIAMI FLORIDA, 33143-6603                            EMAIL: BARRYCPA@NETZERO.NET

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of UltraStrip Systems, Inc. (a development stage Company) as of December 31, 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1999 and for the period of April 2, 1998 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated at a loss since inception, has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, certain errors that resulted in the overstatement of additional paid in capital and the understatement of accumulated deficit were discovered by management of the Company during the current year. Accordingly, the 1999 and 1998 financial statements have been restated to correct the errors.


/s/ Barry I. Hechtman, P.A.
---------------------------
Miami, Florida                                   Certified Public Accountants
June 6, 2000 except for Note 2 and 14,
   as to which the date is September 10, 2002

                            ULTRASTRIP SYSTEMS, INC.

                                  BALANCE SHEET


===========================================================================================================================
DECEMBER 31,                                                                                                        1999
---------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                                 $    59,970
   Prepaid expenses and other                                                                                     12,903
---------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                              72,873

PROPERTY AND EQUIPMENT (Notes 3 and 6)                                                                       $ 2,130,623
PATENTS                                                                                                           95,109
OTHER ASSETS                                                                                                       4,066
---------------------------------------------------------------------------------------------------------------------------

                                                                                                             $ 2,302,672
===========================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                     $   314,410
   Accrued preferred stock dividends (Note 8)                                                                    131,633
   Notes payable - current portion (Note 6)                                                                        4,244
---------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                        450,287

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 5 and 6)                                                                 615,774
   Notes payable, less current portion (Note 6)                                                                   90,038
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                              1,156,099

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   49 shares outstanding, $25,000 per share redemption amount (Note 8)                                         1,225,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 12)

STOCKHOLDERS' DEFICIT (Notes 7, 8 and 9)

Common stock, $0.01 par value; 100,000,000 shares authorized; 38,539,876 shares issued and outstanding           385,400
Additional paid-in capital                                                                                     4,327,471
Additional paid-in capital - unissued subscribed shares                                                           75,000
Deficit accumulated during the development stage                                                              (4,866,298)
---------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                      (78,427)
---------------------------------------------------------------------------------------------------------------------------

                                                                                                             $ 2,302,672
===========================================================================================================================
                           See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                        From               From
                                                                             For the year        Apr. 2, 1998       Apr. 2, 1998
                                                                                    ended         (inception)        (inception)
                                                                            Dec. 31, 1999    to Dec. 31, 1998   to Dec. 31, 1999
-----------------------------------------------------------------------------------------------------------------------------------

DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative, excluding non-cash
       compensation (benefit) expense                                         $ 1,103,348         $   424,541        $ 1,527,889
     Non-cash compensation expense  (Notes 7 and 9)                             2,886,924             313,604          3,200,528
-----------------------------------------------------------------------------------------------------------------------------------

Total development stage expenses                                                3,990,272             738,145          4,728,417
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (3,990,272)           (738,145)        (4,728,417)

Other expense:
     Interest expense                                                               6,248                  --              6,248
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (3,996,520)           (738,145)        (4,734,665)

Preferred stock dividends (Note 8)                                               (131,633)                 --           (131,633)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                           $(4,128,153)        $  (738,145)       $(4,866,298)
===================================================================================================================================

Net loss per common share (basic and diluted)                                 $     (0.11)        $      (.02)
===================================================================================================================================

Weighted average number of common shares outstanding                           37,174,102          34,548,825
===================================================================================================================================
                                   See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

               FROM APRIL 2, 1998 (INCEPTION) TO DECEMBER 31, 1999


                                                                                                           Additional
                                                                  Common Stock           Additional   Paid-In Capital
                                                             -----------------------        Paid-In     Unissued Sub-
                                                                 Shares       Amount        Capital    scribed shares
----------------------------------------------------------------------------------------------------------------------
Common stock issued for services (04/02/1998)                33,056,752      330,568       (247,926)
Common stock issued for cash (04/1998 to 05/1998)               890,548        8,905         62,145
Common stock issued for cash (06/1998 to 11/1998)             2,645,320       26,453        564,667
Common stock issued for cash (07/1998 to 11/1998)               305,360        3,054        187,796
Issuance of equity instruments for services (04/30/1998)                                    139,720
Issuance of equity instruments for services (12/01/1998)                                     91,242

Net loss for the period April 2, 1998 (inception) to
December 31, 1998
----------------------------------------------------------------------------------------------------------------------

Balance at December 31, 1998                                 36,897,980      368,980        797,644

Common stock issued for services (04/1999)                      164,000        1,640        169,330
Common stock issued for cash (08/1999 to 11/1999)               165,896        1,660        299,054
Common stock subscribed for cash (08/1999)                                                                  75,000
Conversion of series A preferred to common (Note 8)             312,000        3,120        321,880
Purchase of patent (12/17/1999)                               1,000,000       10,000         23,609
Issuance of equity instruments for services (06/30/1999)                                    184,040
Issuance of equity instruments for services (11/23/1999)                                    279,051
Issuance of equity instruments for services (12/17/1999)                                    158,625
Non-cash compensation (benefit) expense (Note 9)                                          2,094,238
Preferred stock dividends (Note 8)

Net loss for the year                                                --           --             --
----------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                                 38,539,876     $385,400     $4,327,471        $75,000
======================================================================================================================

[RESTUB TABLE]
                                                                  Deficit
                                                              Accumulated
                                                               During the
                                                              Development   Total Capital
                                                                    Stage       (deficit)
-----------------------------------------------------------------------------------------
Common stock issued for services (04/02/1998)                                  82,642
Common stock issued for cash (04/1998 to 05/1998)                              71,050
Common stock issued for cash (06/1998 to 11/1998)                             591,120
Common stock issued for cash (07/1998 to 11/1998)                             190,850
Issuance of equity instruments for services (04/30/1998)                      139,720
Issuance of equity instruments for services (12/01/1998)                       91,242

Net loss for the period April 2, 1998 (inception) to
December 31, 1998                                               (738,145)    (738,145)
-----------------------------------------------------------------------------------------

Balance at December 31, 1998                                    (738,145)     428,479

Common stock issued for services (04/1999)                                    170,970
Common stock issued for cash (08/1999 to 11/1999)                             300,714
Common stock subscribed for cash (08/1999)                                     75,000
Conversion of series A preferred to common (Note 8)                           325,000
Purchase of patent (12/17/1999)                                                33,609
Issuance of equity instruments for services (06/30/1999)                      184,040
Issuance of equity instruments for services (11/23/1999)                      279,051
Issuance of equity instruments for services (12/17/1999)                      158,625
Non-cash compensation (benefit) expense (Note 9)                            2,094,238
Preferred stock dividends (Note 8)                              (131,633)    (131,633)

Net loss for the year                                         (3,996,520)  (3,996,520)
-----------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                                 $(4,866,298)   $ (78,427)
=========================================================================================
        See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS (NOTE 13)


                                                                            For the year               From               From
                                                                                   ended       Apr. 2, 1998       Apr. 2, 1998
                                                                                Dec. 31,        (inception)        (inception)
                                                                                    1999        to Dec. 31,        to Dec. 31,
                                                                                                       1998               1999
---------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net loss                                                                  $(3,996,520)         $(738,145)       $(4,734,665)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                                8,327                 --              8,327
       Common stock issued for services                                          170,970             82,642            253,612
       Issuance of equity instruments for services                               621,716            230,962            852,678
       Non-cash compensation expense                                           2,094,238                 --          2,094,238
   Change in assets and liabilities:
         Escrow receivable                                                       116,184           (116,184)                --
         Prepaid expenses and other                                              (12,903)                --            (12,903)
         Deposits                                                                 (4,066)                --             (4,066)
         Accounts payable and accrued expenses                                   302,929             11,481            314,410
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (699,125)          (529,244)        (1,228,369)
---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                                           (61,500)                              (61,500)
   Purchase of property and equipment                                         (1,839,559)          (299,392)        (2,138,951)
---------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (1,901,059)          (299,392)        (2,200,451)
---------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       96,120                 --             96,120
   Proceeds from issuance of long-term debt and warrants to shareholders         615,774                 --            615,774
   Payments on long-term debt                                                     (1,837)                --             (1,837)
   Proceeds from issuance of preferred stock                                   1,550,000                 --          1,550,000
   Proceeds from subscription of common stock                                     75,000                 --             75,000
   Proceeds from issuance of common stock                                        300,713            853,020          1,153,733
---------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      2,635,770            853,020          3,488,790
---------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                         35,586             24,384             59,970

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                           24,384                  0                  0
---------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF YEAR                                            $    59,970          $  24,384        $    59,970
=================================================================================================================================
                                   See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

        FAIR VALUE OF              The carrying amounts of the Company's
        FINANCIAL                  financial assets, including cash and cash
        INSTRUMENTS                equivalents and of certain financial
                                   liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                                   Based on the Company's estimate of its
                                   current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                                   Based upon the conversion terms of the
                                   Company's Series A Redeemable Convertible
                                   Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $2,352,000.

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

        PROPERTY AND               Property and  equipment is stated at cost,
        EQUIPMENT                  maintenance  and repairs are charged to
                                   operations. As of December 31, 1999 the
                                   Company has completed one robotic paint
                                   removal system which includes: two (2) paint stripping robots and all ancillary equipment

                            ULTRASTRIP SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                   necessary for their operation and
                                   transportation. The equipment was
                                   successfully tested and demonstrated to the general public during the second quarter 2000. It is expected to be placed into operation in the final quarter of 2000. Management will begin to accumulate depreciation using accelerated methods on property and equipment when it is placed in service.

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

        PATENTS The patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years).

        ADVERTISING                The Company conducts advertising for the
                                   promotion of its products. Advertising costs are charged to operations when incurred; such amounts aggregated $117,622 in 1999 and $16,098 in 1998.

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

        RECLASSIFICATIONS          Certain prior year amounts have been
                                   reclassified to conform to the fiscal year
                                   1999 presentation.

        LOSS PER SHARE             Basic loss per share is computed on the
                                   basis of the weighted average number of
                                   common shares outstanding during each year.
                                   Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.      GOING CONCERN              The accompanying financial statements were
                                   prepared assuming that the Company will
                                   continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. During the year ended December
                                   31, 1999, the Company incurred losses of approximately $4.0 million, has a working capital deficiency of $377,414, has outstanding redeemable preferred stock that can become mandatorily redeemable after June
                                   2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.      RESTATEMENT OF             In Financial Accounting Standards Board
        FINANCIAL                  Interpretation No. 28 ("FIN 28") and
        STATEMENTS                 Financial Accounting Standards Board
                                   Statement No. 123 ("FAS 123") the Financial
                                   Accounting Standards Board ("FASB")
                                   expressed its views on the recording of
                                   compensation on the issuance of options to non-employees, employees and, directors. The
                                   Company has re-evaluated the compensation costs recorded in connection with the issuance of these options as a result of the Company's reinterpretation of the aforementioned interpretation and accounting standard. The re-evaluations resulted in an increase in the development stage expenses and an increase in the losses reported since inception. Specifically, the Company increased the non-cash compensation costs attributable to options issued to non-employees by $621,716 and $230,962 for the periods ended December 31, 1999 and 1998 respectively and increased the non-cash compensation costs attributable to options with stock appreciation rights issued to employees and directors by $2,094,238 and $0 for the years ended December 31, 1999 and 1998 respectively.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   In Financial Accounting Standards Board
                                   Statement No. 47 ("FAS 47) the Financial
                                   Accounting Standards Board ("FASB") expressed its views on the disclosure of long-term obligations. The Company has re-evaluated the carrying value of preferred stock recorded in connection with the issuance of these shares and the recognition of accrued dividends payable as a result of the Company's reinterpretation of the aforementioned interpretation and accounting standard. The re-evaluations resulted in an increase in the carrying value of the preferred shares from par value to issuance cost and a decrease in the common stockholders' additional paid in capital. Specifically the Company increased the carrying value of series A preferred stock and reduced the common stockholder's additional paid in capital $1,224,999 and $0 for the years ended December 31, 1999 and 1998 respectively. The Company also recorded accrued dividends payable of $131,633 and $0 for the years ended December 31, 1999 and 1998 respectively.

                                   The effects of the adjustments on the
                                   Company's previously reported financial
                                   statements for the years ended December 31, 1999, 1998 and since inception are as follows:

                                      Year ended Dec. 31, 1999        Year ended Dec. 31, 1998                 Since Inception
                                -------------------------------   -----------------------------   -----------------------------
Statement of Operations Data:         Restated     As Reported       Restated      As Reported       Restated      As Reported
-------------------------------------------------------------------------------------------------------------------------------

Non-cash compensation                2,886,294         170,970        313,604           82,642      3,200,528          253,612
Loss from operations                (3,990,272)     (1,265,991)      (738,145)        (507,183)    (4,728,417)      (1,773,174)
Net loss                            (3,996,520)     (1,272,239)      (738,145)        (507,183)    (4,734,665)      (1,779,422)
Net loss applicable to common
   stock                            (4,128,153)     (1,272,239)      (738,145)        (507,183)    (4,866,298)      (1,779,422)
Basic & diluted loss per share           (0.11)          (0.11)         (0.03)           (0.06)

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                                                        December 31, 1999
                                                                  -------------------------------
                                  Balance Sheet Data:                   Restated     As Reported
                                  ---------------------------------------------------------------
                                  Accrued preferred dividends            131,633              --
                                  Total current liabilities              450,287         393,654
                                  Total liabilities                    1,156,099       1,099,466
                                  Series A preferred                   1,225,000               1
                                  Additional paid in capital           4,327,471       2,605,555
                                  Additional paid in capital
                                    subscribed shares                     75,000              --
                                  Deficit accumulated during the
                                    development stage                  4,866,298       1,779,422
                                  Total common stockholders'
                                    equity (deficit)                     (78,427)      1,211,532

3.      PROPERTY AND               Property and equipment consist of the following:
        EQUIPMENT

                                                                                       Estimated
                                                                                          Useful
                                  DECEMBER 31,                                              Life           1999
                                  ---------------------------------------------------------------------------------
                                  Machinery and equipment                                5 years  $   1,884,298
                                  Furniture and fixtures                                 7 years          6,383
                                  Automobile and trucks                                  5 years        168,731
                                  Leasehold improvements                                 5 years         30,421
                                  Office equipment                                       5 years         49,118
                                  ---------------------------------------------------------------------------------

                                                                                                      2,138,950

                                  Less accumulated depreciation and
                                           amortization                                                  (8,327)
                                  ---------------------------------------------------------------------------------

                                                                                                  $   2,130,623
                                  =================================================================================

4.      PATENT

                                   The Company had entered into an option to purchase assets and licensing agreement with a related corporation concerning the use and ownership of U.S. Patent No. 5,628,271 issued on May 13, 1997 entitled Apparatus and Method for Removing Coatings from the Hulls of Vessels using Ultra-high Pressure Water (the "Patent"). Under the terms of the agreement, the Company was to pay $50,000 for each paint stripping robot produced. The amounts paid under the agreement were capitalized by the Company. Total payments made to date under the agreement were $161,500, which included royalties for the two robots completed and payments for anticipated robots prior to the purchase of the Patent.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

                                   In accordance with SAB 48 the value of the patent recorded on the company's financial statements was $95,109, which is the carryover basis of the patent from the related party seller.

5.      NOTES PAYABLE TO           Notes payable to shareholders consist of the
        SHAREHOLDERS               following:

                                  DECEMBER 31,                                                             1999
                                  ---------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                             $ 97,881

                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                              517,893

                                  ---------------------------------------------------------------------------------
                                                                                                        615,774

                                  Less current portion (a)                                                   --
                                  ---------------------------------------------------------------------------------

                                                                                                      $ 615,774
                                  =================================================================================

                                   (a)           Though these notes are due on
                                                 demand, the Company and the
                                                 employee/shareholder(s)
                                                 renegotiated these notes over a
                                                 longer term in 2001.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

6.      NOTES PAYABLE              Notes payable consist of the following:

                                  DECEMBER 31,                                                               1999
                                  ---------------------------------------------------------------------------------
                                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                  by trucks                                                               $94,282

                                  ---------------------------------------------------------------------------------
                                                                                                           94,282

                                  Less current portion                                                     (4,244)
                                  ---------------------------------------------------------------------------------

                                                                                                          $90,038
                                  =================================================================================

                                   Aggregate notes payable and notes payable to shareholders at December 31, 1999 consists of the following:

                                  --------------------------------------------------------------------------------
                                  Notes payable                                                        $ 94,282
                                  Notes payable to shareholders                                         615,774
                                  --------------------------------------------------------------------------------

                                                                                                       $710,056
                                  =================================================================================

                                   Future cash payment obligations under
                                   maturities of notes payable to shareholders and notes payable at December 31, 1999 are as follows:

                                  YEAR ENDING DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                  2000                                                                 $621,685
                                  2001                                                                    6,594
                                  2002                                                                    7,357
                                  2003                                                                    8,207
                                  2004                                                                    9,156
                                  Thereafter                                                             57,057
                                  --------------------------------------------------------------------------------

                                                                                                 $      710,056
                                  ================================================================================

7.             COMMON STOCK        During the year ended December 31, 1999 the
                                   Company issued 164,000 shares to a
                                   shareholder and a member of the Company's
                                   Board of Directors of restricted,
                                   unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $1.04 per share. In connection therewith, the Company recorded a charge to operations in the amount of $170,970 during 1999.

                                   In November 1999, the Board of Directors authorized an amendment to the Company's charter to increase the number of shares of common stock from 40,000,000 to 100,000,000 and authorized a stock split so that each one share of common stock outstanding became four shares of common stock outstanding. Prior to

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   the split 40,000,000 shares were authorized, 9,384,969 common shares were issued and outstanding. Subsequent to the stock split 100,000,000 common shares were authorized and 37,539,876 shares were issued and outstanding. All share and per share information included in the financial statements and the related notes has been restated to reflect the stock split.

                                   During 1999, the Company issued 165,896
                                   shares of restricted, unregistered common stock for net proceeds of $300,714. The Company also received subscriptions for an additional 40,000 shares of common stock for net proceeds of $75,000. These shares will be issued to the subscriber after certain issues are resolved by the investor.

                                   Purchase of patent
                                   ------------------

                                   The Company acquired from Amclean, Inc. (a related corporation) the Patent for the robotic hydrostripper for 1,000,000 shares of restricted common stock (See Note 4) and cash of $61,500. The Company's common stock was selling at a price of $2 per share to private investors at the date of the sale. In accordance with SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent through their ownership of shares of Ultrastrip Systems, Inc., the Company recorded the value of the patent as $95,109, which is the historical cost basis of the patent as recorded by Amclean, Inc., rather than the fair market value of the assets given.

                                   Shares reserved for issuance
                                   ----------------------------

                                   At December 31, 1999, 10,169,800 shares of
                                   Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                                   The following reconciles the components of the loss per share computation:

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  FOR THE YEARS ENDED DECEMBER 31,                      1999                             1998
                                  --------------------------------------------------------------------------------------------------
                                                               Income       Shares    Per-Share        Income      Shares      Per-
                                                               (Nume-       (Deno-       Amount        (Nume-      (Deno-     Share
                                                                rator      minator)                    rator     minator)    Amount
                                  --------------------------------------------------------------------------------------------------

                                  Loss per common share
                                      Net (loss) available
                                        to common
                                        shareholders      $(4,128,153)   37,174,102     $(0.11)    $(738,145)  34,548,825    $(0.02)

                                  Effect of Dilutive
                                      Securities:
                                         Stock
                                         options/warrants          --            --         --            --           --        --
                                  --------------------------------------------------------------------------------------------------
                                  Net (loss) available to
                                      common shareholders
                                      plus assumed
                                      conversions         $(4,128,153)   37,174,102     $(0.11)    $(738,145)  34,548,825    $(0.02)
                                  ==================================================================================================

                                   The Company's outstanding options and
                                   warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 10,169,800 and 4,013,800 shares of common stock at December 31, 1999 and 1998, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

8.      REDEEMABLE                 Series A
        CONVERTIBLE
        CUMULATIVE                 During the year ended December 31, 1999, the
        PREFERRED STOCK            Company issued 62 shares of Series A
                                   Redeemable Convertible Cumulative Preferred
                                   Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                                   The Series A Redeemable Convertible
                                   Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at December 31, 1999 were $131,633.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the year ended December 31, 1999, 13 shares of Series A preferred stock were converted into 312,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

9.      STOCK OPTIONS AND
        WARRANTS At December 31, 1999, the Company has one fixed stock option plan and non-plan options, which are described below. The Company applies APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                                   On August 15, 1999, the Company adopted an
                                   Outside Directors Stock Option Plan, which provides for the granting of 2,000,00 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 1999, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                                   During the years ended December 31, 1999 and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial statement date, $2,094,238 and $0 for 1999 and 1998, respectively.

                                   During the years ended December 31, 1999 and 1998, the Company granted options and warrants to acquire 800,000 and 2,733,800, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $0.63 to $1.88 per share, substantially were fully vested at the date of grant and expire through 2002. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $621,716 in 1999 and $230,962 in
                                   1998.

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of December 31, 1999 and changes during the year then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------

                                                                     Weighted              Weighted
                                                                      Average               Average
                                                                     Exercise              Exercise
                                                                        Price     Shares      Price      Shares(1)
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year      $  --         --      $0.63      4,013,800
                                  Granted                                1.88  1,000,000       1.15      3,980,000
                                  Exercised                                --         --         --             --
                                  Forfeited                                --         --         --             --
                                  -------------------------------------------------------------------------------------

                                  Outstanding at end of year             1.88  1,000,000       0.89      7,993,800

                                  Exercisable at year-end               $  --         --       0.89      7,993,800
                                  =====================================================================================

                                  Weighted average fair value of
                                    options granted during the year     $0.83                 $0.56
                                  =====================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                    (1)         Includes warrants to purchase
                                                1,653,800 shares of common stock
                                                which are the subject of
                                                litigation (Note 14)

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of December 31, 1998 and changes during the year then ended is presented below:

                                                                 Plan Options and Warrants    Non-Plan Options and
                                                                                                    Warrants
                                                                  ------------------------   --------------------------
                                                                     Weighted                   Weighted
                                                                      Average                    Average
                                                                     Exercise                   Exercise
                                                                        Price      Shares          Price      Shares
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year        $--          --          $  --          --
                                  Granted                                  --          --           0.63   4,013,800
                                  Exercised                                --          --             --          --
                                  Forfeited                                --          --             --          --
                                  -------------------------------------------------------------------------------------

                                  Outstanding at end of year               --          --           0.63   4,013,800

                                  Exercisable at year-end                 $--          --          $0.63   4,013,800
                                  =====================================================================================

                                  Weighted average fair value of
                                     options granted during the year      $--                      $0.08
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

                                   The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $1,226,330 and $0 for the years ended December 31, 1999 and 1998, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 Years ended December 31,                                     1999          1998
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as reported     $(4,128,153)    $(738,145)
                                 Net (loss) applicable to common stock pro forma        (5,354,483)     (738,145)
                                 Basic (loss) per share as reported                          (0.11)        (0.02)
                                 Basic (loss) per share pro forma                            (0.14)        (0.02)

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                   December 31,                                                 1999         1998
                                   ----------------------------------------------------------------------------------
                                   Risk free interest rate                                      5.80%       4.90%
                                   Expected life                                             3 years      3 years
                                   Expected volatility                                            59%           0%
                                   Dividend yield                                                0.0          0.0

10.            INCOME TAXES        Deferred income taxes reflect the net tax
                                   effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At
                                   December 31, 1999, the Company had federal net operating losses (NOL) of approximately
                                   $1,080,772. The NOL expires during the years
                                   2018 to 2019. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal
                                   Revenue Code.

                                   Realization of any portion of the approximate $1,641,858 deferred federal tax asset at December 31, 1999 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                                   The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                   Year ended December 31,                             1999                1998
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                     statutory rate                             $ 1,312,704           $ 250,969
                                  State income tax benefit, net                      65,635              12,548
                                  Valuation allowance adjustment                 (1,378,340)           (263,518)
                                  --------------------------------------------------------------------------------

                                  Income tax benefit                            $        --           $       -
                                  ================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   Significant components of the Company's
                                   deferred tax assets and liabilities are as follows:

                                  December 31,                                             1999              1998
                                  ----------------------------------------------------------------------------------

                                  Deferred tax assets:
                                      Organizational costs                          $   149,504         $ 175,887
                                      Net operating loss
                                      carryforwards                                     404,174               381
                                      Compensation related to equity
                                      instruments issued for
                                      services                                        1,088,180            87,250
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                     (1,641,858)         (263,518)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                            $        --         $      --
                                  ----------------------------------------------------------------------------------


11.     RELATED PARTY              Development Agreement
        TRANSACTIONS
                                   On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon
                                   University, through the National Robotics
                                   Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without
                                   NREC's assistance will belong exclusively to the Company.

                                   New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

12.     COMMITMENT AND             The Company currently maintains office
        CONTINGENCIES              facilities in Stuart, Florida. The Company
                                   does not currently own or operate any
                                   manufacturing, operating or shipbuilding or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal state and international laws. Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of December 31, 1999, accounts payable and accrued expenses include $195,761 of accrued compensation.

                                   The Company rents office space under an
                                   operating lease expiring in July 2000.

                                   At December 31, 1999, future minimum lease commitments are as follows:

                                   Years ending December 31,
                                   --------------------------------------------------------------------------------
                                   2000                                                                  $14,231
                                   2001                                                                       --
                                   2002                                                                       --
                                   2003                                                                       --
                                   2004                                                                       --
                                   Thereafter                                                                 --
                                   --------------------------------------------------------------------------------

                                   Total                                                                  $14,231
                                   ================================================================================

                                   Rent expense for the years ended December 31, 1999 and 1998 aggregated approximately $12,347 and $0, respectively.

13.     SUPPLEMENTAL CASH          Supplemental disclosure is as follows:
        FLOW INFORMATION

                                    December 31,                                             1999              1998
                                    ----------------------------------------------------------------------------------
                                    Cash paid for interest                               $  6,248               $--
                                    Cash paid for taxes                                        --               $--

                                    Non-cash investing and financing activities:

                                    Conversion of preferred stock to
                                        common stock                                     $325,000               $--

                                    Accrued preferred stock dividends                    $131,633               $--

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

14.         SUBSEQUENT EVENTS       (a)     On August 18, 2000, the Company
                                            adopted a Long Term Incentive
                                            Program, which provides for the
                                            granting of 4,000,000 stock
                                            options and stock appreciation
                                            rights (SARs) to key employees.
                                            Options granted may be either
                                            "incentive stock options,"
                                            within the meaning of Section
                                            422 of the Internal Revenue
                                            Code, non-qualified options, or
                                            restricted stock awards. The
                                            stock options are exercisable
                                            for a period no longer than ten
                                            years after the date they are
                                            granted. As of December 31,
                                            2001, options to purchase
                                            550,000 shares of common stock
                                            at prices ranging from $3.00 to
                                            $5.00 per share have been
                                            granted pursuant to the plan.

                                   (b)      The Company has entered into two
                                            leases for office and storage space.
                                            One is scheduled to begin September
                                            1st, 2000, and the second is
                                            contingent on the construction of a
                                            building which is estimated to be
                                            completed in November, 2000. The
                                            first lease calls for lease payments
                                            of $56,250 per annum over a
                                            five-year period, and the second
                                            lease calls for lease payment of
                                            $46,800 per annum over a five year
                                            period.

                                   (c)      On September 1, 2000 the Company
                                            entered into an agreement with
                                            Wallem Shipmanagement Limited
                                            ("Wallem") whereby Wallem will
                                            provide all of the Company's
                                            management and marketing for its
                                            contract services in the heavy
                                            marine industry. The managing
                                            director of Wallem is a director of
                                            the Company.

                                   (d) On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and
                                            Jean-Michel Cousteau, a director of
                                            the Company, whereby the Company
                                            agreed to pay OFS 2% of its revenues
                                            from sales of products, equipment
                                            leases and services in exchange for
                                            the exclusive right to utilize their
                                            names in connection with marketing,
                                            advertising, sales and distribution
                                            of the M2000 and hydro blasting
                                            services in the ship cleaning
                                            industry.

                                   (e)      During the year ended December 31,
                                            2000, the Company issued 400,000
                                            shares of restricted, unregistered
                                            common stock at estimated fair value
                                            of $2.00 per share in exchange for
                                            investment banking advisory
                                            services. In connection therewith,
                                            the Company recorded a charge to
                                            operations in the amount of $800,000
                                            during 2000. The shares were freely
                                            returned to the Company in June
                                            2002.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (f)      During the year ended December 31,
                                            2000, the Company issued 1,292
                                            shares of Series B Redeemable
                                            Convertible Cumulative Preferred
                                            Stock at $2,500 per share for
                                            net proceeds of $3,230,000, of
                                            which $200,000 was not received
                                            until 2001. The shares are
                                            redeemable at the option of the
                                            Company at $3,000 per share plus
                                            accrued dividends and are
                                            redeemable at the option of the
                                            holder anytime after June 2002
                                            at $2,500 per share plus accrued
                                            dividends. The Series B
                                            Redeemable Convertible
                                            Cumulative preferred stock
                                            provides annual dividends, at
                                            the rate of $250 per share,
                                            payable in cash, which are
                                            cumulative and have priority
                                            over dividends on the common
                                            stock. Each share of Series B
                                            preferred is convertible into
                                            835 shares of common stock at
                                            the holder's option. The Series
                                            B preferred shall automatically
                                            be converted into common stock
                                            in the event of an underwritten
                                            public offering. During the
                                            years ended December 31, 2001
                                            and 2000, 102 and 134 shares of
                                            Series B preferred stock were
                                            converted into 85,170 and
                                            111,890 shares of common stock,
                                            respectively. In the event of
                                            dissolution, the holders of
                                            Series B preferred shall be
                                            entitled to receive $3,000 per
                                            share, plus accrued dividends,
                                            prior to any distribution to
                                            holders of common stock.

                                   (g)      During the year ended December 31,
                                            2001 the Company renegotiated the
                                            notes payable to shareholders for
                                            amounts borrowed to date as
                                            described below:

                                            Unsecured notes payable to
                                            employee/shareholder, interest at
                                            prime plus 2% (6.75% at December 31,
                                            2001), $450,000 plus accrued interest
                                            repayable in 2002, balance due March
                                            1, 2003, subject to earlier
                                            repayments upon (1) a public offering
                                            of the Company's common stock or debt
                                            securities or (2) in
                                            installments equal to 20% of revenues
                                            earned and collected by the Company
                                            subsequent to March 1, 2002.                   $566,544

                                            Unsecured note payable to
                                            employee/shareholder, interest at prime
                                            plus 2% (6.75% at December 31, 2001), due
                                            April 10, 2003                                 517,893

                                            Through August 30, 2002, $410,000
                                            had been repaid toward the first
                                            note above.

                                   (h)      During the year ended December 31,
                                            2001, the Company issued a
                                            promissory note for $1,000,000 to a
                                            shareholder and Advisory Board
                                            member with a due date of October
                                            19, 2002 secured by all existing
                                            equipment and machinery utilized to
                                            manufacture the Company's product.
                                            In connection with this promissory
                                            note, the Company granted warrants
                                            to acquire 100,000 shares of Common
                                            Stock.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                   (i)      In December 2001, the Company filed
                                            a complaint in the Circuit Court
                                            in and for Palm Beach County,
                                            Florida against Mark H. Mirkin
                                            and Mirkin & Woolf, P.A., the
                                            Company's former corporate and
                                            securities counsel and transfer
                                            agent, seeking a declaration
                                            from the court that a warrant to
                                            purchase 1,653,800 shares of the
                                            Company's common stock for
                                            $0.625 per share was improperly
                                            obtained by Mirkin & Woolf, P.A.
                                            in April 1998 and is void.
                                            Mirkin & Woolf attempted to
                                            exercise the warrant in April of
                                            2001. The Company has not issued
                                            the underlying shares of common
                                            stock. In May 2002, the
                                            complaint was amended to drop
                                            Mark H. Mirkin as an individual
                                            defendant. The Company and its
                                            counsel believe that they will
                                            prevail in this action and that
                                            it will suffer no materially
                                            adverse impact as a result of
                                            Mirkin & Woolf's counter claims
                                            with respect to the warrant.

                                   (j)      During the year ended December 31,
                                            2001 the Company issued 120,000
                                            shares (50,000 to a member of
                                            the Company's Board of Directors
                                            and 70,000 to third parties) of
                                            restricted, unregistered common
                                            stock in exchange for consulting
                                            services. The issuances were
                                            valued at estimated fair value
                                            ranging from $2.88 - $4.40 per
                                            share. In connection therewith,
                                            the Company recorded a charge to
                                            operations in the amount of
                                            $382,000 during 2001, of which
                                            $150,000 was for the services
                                            provided by the Board member.

                                   (k)      During 2000, the Company issued
                                            872,374 shares of restricted,
                                            unregistered common stock for
                                            net proceeds of $1,865,276.

                                   (l)      During 2001, the Company issued
                                            1,168,369 shares of restricted,
                                            unregistered common stock for
                                            net proceeds of $4,007,159.

                                   (m)      During the years ended December 31,
                                            2001 and 2000, the Company granted
                                            options to acquire 7,750,000 and
                                            1,550,000, respectively, shares of
                                            common stock to employees and
                                            members of the Company's Board of
                                            Directors. The options are
                                            exercisable at $3.00 to $5.00 per
                                            share, vesting over periods ranging
                                            from immediate to 2006.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (n)      During the years ended December 31,
                                            2001 and 2000, the Company
                                            granted options and warrants to
                                            acquire 380,000 and 1,650,000,
                                            respectively, shares of common
                                            stock to third parties as
                                            compensation for services
                                            rendered to the Company. The
                                            options and warrants are
                                            exercisable at $0.07 to $5.00
                                            per share, substantially were
                                            fully vested at the date of
                                            grant and expire through 2021.
                                            The options and warrants are
                                            exercisable by payment of cash
                                            to the Company or, for
                                            substantially all of the options
                                            and warrants, at the holders'
                                            option, in a cashless manner by
                                            surrendering options and
                                            warrants held on appreciated
                                            shares of common stock. In
                                            connection with these grants,
                                            the fair value (Black Scholes
                                            value) of the options and
                                            warrants granted approximated
                                            the value of the services
                                            rendered, and the Company
                                            recorded expenses for the
                                            services rendered of $173,160 in
                                            2001 and $2,155,423 in 2000.
                                            Additionally, deferred
                                            compensation of $65,576 was
                                            recorded in 2001 and will be
                                            amortized to expense during 2002
                                            to 2004.

                                   (o)      During the year ended December 31,
                                            2001, the Company entered into
                                            employment agreements with ten (10)
                                            officers and directors of
                                            operations. The minimum annual wages
                                            payable under these agreements is
                                            $1,150,000 in the aggregate.

                                   (p)      During the year ended December 31,
                                            2001, the Company also issued
                                            725,000 shares of restricted,
                                            unregistered common stock as
                                            part of the new compensation
                                            packages described in (o).
                                            According to the original terms
                                            there were no vesting
                                            requirements, however, on March
                                            31, 2002 the executives agreed
                                            to a vesting schedule. These
                                            issuances were valued at
                                            estimated fair value of $2.88
                                            per share. Accordingly, the
                                            Company recorded a charge to
                                            operations in the amount of
                                            $2,088,000 during 2001.

                                   (q)      At December 31, 2001, the Company
                                            has commitments with certain of its
                                            vendors, including NREC and Carnegie
                                            Mellon University amounting to
                                            approximately $780,000 for the
                                            purchase of equipment. Through
                                            September 2002, $600,000 has been
                                            paid to Carnegie Mellon University
                                            to meet these commitments.

                                   (r)      During the year ended December 31,
                                            2001, the Company commenced
                                            operations and generated $1,708,077
                                            in revenues. Revenues for 2001 were
                                            generated by two primary lines of
                                            business - equipment sales and
                                            service contracts. Revenues from
                                            equipment sales were $850,000, while
                                            cost of equipment sales was
                                            $1,803,219. Revenues from service
                                            contracts were $858,077, while cost
                                            of service contracts was $1,413,191.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (s)      On February 21, 2002, the Company
                                            signed an agreement to borrow up
                                            to $200,000, with interest at
                                            18% per year. The loan is due
                                            August 25, 2002. The loan is
                                            guaranteed by the President of
                                            the Company and his spouse. On
                                            February 26, 2002 the Company
                                            borrowed $200,000. In this
                                            connection, the Company granted
                                            warrants to acquire 8,001 shares
                                            of common stock and valued such
                                            warrants at $14,000 based on the
                                            relative fair value of the
                                            warrants. The warrants are
                                            exercisable at $0.07 per share,
                                            were fully vested at the date of
                                            grant and expire in 2022. As
                                            such, the Company recorded
                                            $186,000 as debt, net of the
                                            allocation of the proceeds to
                                            the warrants as paid-in capital
                                            of $14,000. The Company will
                                            amortize to interest expense the
                                            value ascribed to the warrants
                                            over the term of the debt. This
                                            note was extended on August 25,
                                            2002 for an additional six
                                            months.

                                   (t) In September 2001 the Company signed an exclusive distribution agreement with Robotic
                                            Environmental Services, LLC
                                            (RES) for the sale of the
                                            Company's automated
                                            hydro-blasting systems in
                                            Louisiana and Texas. In
                                            connection with this agreement,
                                            RES purchased its first
                                            UltraStrip automated
                                            hydro-blasting system. In March
                                            2002, RES failed to meet certain
                                            contract requirements under this
                                            distribution agreement. In this
                                            connection, the Company
                                            terminated its distribution
                                            agreement, including the related
                                            exclusivity provision.

                                   (u) On May 13, 2002, the Company entered into a Development and Supply agreement to sell a prototype robotic paint removal system to a shipyard in Norfolk, Virginia for $2 million, of which
                                            $500,000 has been received in
                                            May 2002. Spare parts and
                                            accessories were subsequently
                                            added to the order, increasing
                                            the purchase price to $2.3
                                            million. $1.5 million was paid
                                            on August 21, 2002, upon
                                            delivery and acceptance of the
                                            equipment at the buyer's
                                            shipyard. The balance is due on
                                            September 10, 2002. Under the 16
                                            year cooperative agreement the
                                            buyer intends to further develop
                                            and refine the paint removal
                                            system for use in the buyer's
                                            shipyard and to make and sell
                                            the Company's paint removal
                                            system as part of the buyers'
                                            ship coating system.

                                   (v) Subsequent to December 31, 2001, the Company executed several agreements to borrow an aggregate of $265,000 from various officers of the Company and related parties.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

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

                                   (w)      In June 2002 the Company sold
                                            warrants to acquire 1,125,000 shares
                                            of the Company's common stock for
                                            $500,000. The warrants are
                                            exercisable at $0.10 per share, were
                                            fully vested on the date of grant
                                            and expire in June 2009.

                                   (x)      Also in June 2002 the Company
                                            entered into an agreement to sell
                                            115,385 shares of common stock to an
                                            accredited investor for $150,000 in
                                            a transaction exempt under Section
                                            4(2) of the Securities Act of 1933.

                                   (y)      Also in June 2002, the Company
                                            conducted a demonstration of its
                                            automated hydro-blasting systems for
                                            Atlantic Dry Dock Corporation in
                                            Jacksonville, Florida, removing
                                            coatings from the outside hull of
                                            the USS DOYLE, a U.S. Navy guided
                                            missile frigate. Revenues from this
                                            demonstration were $22,223.

                                   (z)      On July 30, 2002, Dennis McGuire
                                            was awarded U.S. Patent No.
                                            6,425,340 which granted
                                            exclusive use of the method and
                                            apparatus for removing coatings
                                            from ship hulls using a
                                            magnetic-attraction vehicle and
                                            an ultra-high pressure water jet
                                            system. Mr. McGuire subsequently
                                            assigned this patent to the
                                            Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ULTRASTRIP SYSTEMS, INC.

Date: November 27, 2002                 /s/ Robert O. Baratta
                                        ------------------------------------
                                        President, Chief Executive Officer
                                        and Vice Chairman

                                        /s/ Scott R. Baratta
                                        ------------------------------------
                                        Principal Accounting and
                                        Finance Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                      Date
---------                                     -----                      ----

/s/ William A. Owens                Chairman                         November 27, 2002
---------------------------
William A. Owens

/s/ Robert O. Baratta               Vice Chairman, President and     November 27, 2002
---------------------------         Chief Executive Officer
Robert O. Baratta

/s/ John Bares                      Director                         November 27, 2002
---------------------------
John Bares

/s/ Patrick Bischoff                Director                         November 27, 2002
---------------------------
Patrick Bischoff

                                    Director                         November __, 2002
---------------------------
R. Gerald Buchanan

/s/ Jean-Michel Cousteau            Director                         November 27, 2002
---------------------------
Jean-Michel Cousteau


/s/ John M. Gumersell               Director                         November 27, 2002
---------------------------
John M. Gumersell

                                    Director                         November __, 2002
---------------------------
Gordon G. Kuljian

                                    Director                         November __, 2002
---------------------------
T. Joseph Lopez

/s/ John P. Odwazny                 Director                         November 27, 2002
---------------------------
John P. Odwazny

/s/ Eugene C. Rainis                Director                         November 27, 2002
---------------------------
Eugene C. Rainis

/s/ George R. Sterner               Director                         November 27, 2002
---------------------------
George R. Sterner

                                  CERTIFICATION

In connection with the Annual Report of UltraStrip Systems, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 1999, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Robert O. Baratta
-------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
-------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

                                 CERTIFICATIONS

I, Robert O. Baratta, certify that:

1. I have reviewed this annual report on Form 10-KSB of UltraStrip Systems, Inc;

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

Date:  November 27, 2002                 /s/ Robert O. Baratta
                                         ----------------------------------
                                         Robert O. Baratta
                                         President, Chief Executive Officer
                                         and Vice Chairman of the Board

                                 CERTIFICATIONS

I, Scott R. Baratta, certify that:

1. I have reviewed this annual report on Form 10-KSB of UltraStrip Systems, Inc;

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

Date:  November 27, 2002                  /s/ Scott R. Baratta
                                          --------------------------------
                                          Scott R. Baratta
                                          Senior Vice President - Finance
                                          (Chief Financial Officer)