Form 10QSB
period 2000-03-31
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000



[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,339,176 shares of common stock were outstanding as of March 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to March 31, 2000.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheet.................................       1
                         Condensed Statements of Operation.......................       2
                         Condensed Statements of Cash Flow.......................       3
                         Summary of Significant Accounting Policies.............        4
                         Notes to Condensed Financial Statements.................       7
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation....................................................       16

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings............................................       20
      Item 2.       Changes in Securities........................................       20
      Item 3.       Defaults Upon Senior Securities..............................       21
      Item 4.       Submission of Matters to a Vote of Security Holders.........        21
      Item 5.       Other Information............................................       21
      Item 6.       Exhibits and Reports on Form 8-K.............................       21

                    Signatures...................................................       23

                    Certifications...............................................       24

                                      iii

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
March 31,                                                                                                    2000
--------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                                                  $   188,804
   Prepaid expenses and other                                                                                 12,903
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                         201,707

PROPERTY AND EQUIPMENT, NET (Note 2)                                                                       2,343,548

PATENT, NET                                                                                                   93,678
OTHER ASSETS                                                                                                   9,066
--------------------------------------------------------------------------------------------------------------------

                                                                                                         $ 2,647,999
====================================================================================================================


LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                 $   294,588
   Accrued preferred stock dividends (Note 6)                                                                170,699
   Notes payable - current portion (Note 4)                                                                    5,061
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                    470,348

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                                             542,810
   Notes payable, less current portion (Note 4)                                                               87,790
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                          1,100,948

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   37 shares outstanding, $25,000 per share redemption amount (Note 6)                                       925,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 39,339,176 shares issued and outstanding       393,392
ADDITIONAL PAID-IN CAPITAL                                                                                 6,035,327
ADDITIONAL PAID-IN CAPITAL  - UNISSUED SUBSCRIBED SHARES                                                      75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                          (5,881,668)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                                   622,051
--------------------------------------------------------------------------------------------------------------------

                                                                                                         $ 2,647,999
====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                           From
                                                                 For the three      For the three       Apr. 2, 1998
                                                                 months ended       months ended        (inception)
                                                                 Mar. 31, 2000      Mar. 31, 1999      Mar. 31, 2000
---------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative, excluding non-cash
        compensation (benefit) expense                            $    580,477       $    185,430       $  2,108,366
     Non-cash compensation expense  (Notes 5 and 7)                    393,248                 --          3,593,776
--------------------------------------------------------------------------------------------------------------------

Total development stage expenses                                       973,725            185,430          5,702,142
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                                  (973,725)          (185,430)        (5,702,142)
Other expense:
     Interest expense                                                    2,579                 --              8,827
--------------------------------------------------------------------------------------------------------------------

Net loss                                                              (976,304)          (185,430)        (5,710,969)

Preferred stock dividends (Note 6)                                     (39,066)                --           (170,699)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                               $ (1,015,370)      $   (185,430)      $ (5,881,668)
====================================================================================================================


Net loss per common share (basic and diluted)                     $      (0.03)      $       (.01)
====================================================================================================================

Weighted average number of common shares outstanding                38,958,667         36,897,980
====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                                                      From
                                                                                                  Apr. 2, 1998
                                                                For the three     For the three    (inception)
                                                                months ended      months ended      to Mar. 31,
                                                                Mar. 31, 2000     Mar. 31, 1999    Mar. 31, 2000
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                      $  (976,304)      $  (185,430)      $(5,710,969)

   Adjustments to reconcile net loss
     to net cash used in operating activities:
       Accumulated depreciation and amortization                      58,931             1,764            67,258
       Common stock issued for services                                   --                --           253,612
       Issuance of equity instruments for services                        --                --           852,678
       Non-cash compensation expense                                 393,248                --         2,487,486
   Change in assets and liabilities:
         Escrow receivable                                                --            93,500                --
         Prepaid expenses and other                                       --                --           (12,903)
         Other assets                                                 (5,000)               --            (9,066)
         Accounts payable and accrued expenses                       (19,821)           25,450           294,589
----------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                               (548,946)          (64,716)       (1,777,315)
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent                                                                 --                --           (61,500)
   Purchase of property and equipment                               (270,425)         (225,428)       (2,409,376)
----------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                               (270,425)         (225,428)       (2,470,876)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                               --                --            96,120
   Repayment of long-term debt                                        (1,431)               --            (3,268)
   Proceeds from issuance of long-term debt and warrants to               --            45,000           615,774
   shareholders
   Repayment of long-term debt and warrants to shareholders          (72,964)               --           (72,964)
   Proceeds from issuance of preferred stock                              --           275,000         1,550,000
   Proceeds from additional paid in capital unissued shares               --                --            75,000
   Proceeds from issuance of common stock                          1,022,600                --         2,176,333
----------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                            948,205           320,000         4,436,995
----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                            128,834            29,856           188,804

Cash and equivalents, beginning of year                               59,970            24,384                 0
----------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                              $   188,804       $    54,240       $   188,804
================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BASIS OF PRESENTATION      The accompanying unaudited condensed financial
                           statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the financial statements and accompanying notes included in the Ultrastrip
                           Systems, Inc. (the "Company") Annual Report on Form
                           10-KSB for the fiscal year ended December 31, 1999.

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

FAIR VALUE OF              The carrying amounts of the Company's financial
FINANCIAL INSTRUMENTS      assets, including cash and cash equivalents and of
                           certain financial liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                           Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                           Based upon the conversion terms of the Company's Series A Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $1,776,000.

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

PROPERTY AND EQUIPMENT     Property and equipment is
                           stated at cost, maintenance and repairs are charged to operations. Property and equipment consists principally of robotic hydro-blasting machinery and equipment.
                           Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

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

ADVERTISING                The Company conducts advertising for the promotion of
                           its products. Advertising costs are charged to operations when incurred; such amounts aggregated
                           $45,002 for the three months ended March 31, 2000 and $10,800 for the three months ended March 31, 1999.

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      GOING CONCERN      The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $5.8 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.      PROPERTY AND       Property and equipment consist of the following:
        EQUIPMENT

                                                                                       Estimated
                                                                                        Useful
                                  March 31,                                              Life           2000
                                  ---------------------------------------------------------------------------------
                                  Machinery and equipment                                5 years  $   2,142,455
                                  Furniture and fixtures                                 7 years          6,383
                                  Automobile and trucks                                  5 years        168,731
                                  Leasehold improvements                                 5 years         30,421
                                  Office equipment                                       5 years         61,385
                                  ---------------------------------------------------------------------------------

                                                                                                      2,409,375
                                  Less accumulated depreciation and
                                           amortization                                                 (65,827)
                                  ---------------------------------------------------------------------------------

                                                                                                  $   2,343,548
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.      NOTES PAYABLE TO   Notes payable to shareholders consist of
        SHAREHOLDERS       the following:

                                  March 31,                                                                2000
                                  ---------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                      $       542,810
                                  ---------------------------------------------------------------------------------
                                                                                                        542,810

                                  Less current portion (a)                                                    -
                                  ---------------------------------------------------------------------------------

                                                                                                $       542,810
                                  =================================================================================

                                   (a)    Though these notes are due on demand, the Company and the
                                          employee/shareholder(s) renegotiated these notes over a longer term in
                                          2001.

4.      NOTES PAYABLE             Notes payable consist of the following:

                                  March 31,                                                                  2000
                                  ---------------------------------------------------------------------------------
                                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                  by trucks                                                          $     92,851

                                  ---------------------------------------------------------------------------------
                                                                                                           92,851

                                  Less current portion                                                     (5,061)
                                  ---------------------------------------------------------------------------------

                                                                                                     $     87,790
                                  =================================================================================

                                   Aggregate notes payable at March 31, 2000 consists of the following:


                                  --------------------------------------------------------------------------------
                                  Notes payable shareholders                                  $         542,810
                                  Notes payable                                               $          92,851
                                  --------------------------------------------------------------------------------

                                                                                              $         635,661
                                  ================================================================================


5.      COMMON STOCK       During the year ended December 31, 1999 the Company
                           issued to a shareholder and member of the Company's
                           Board of Directors 164,000 shares of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $1.04 per share. In connection therewith, the Company recorded a charge to operations in the amount of $170,970 during 1999.

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

                           During the three months ended March 31, 2000, the Company issued 511,300 shares of restricted, unregistered common stock for net proceeds of $1,022,600.

                           Purchase of patent
                           ------------------

                           The Company acquired from Amclean, Inc. (a related corporation) the Patent for the robotic hydrostripper for 1,000,000 shares of restricted common stock and cash of $61,500. The Company's common stock was selling at a price of $2 per share to private investors at the date of the sale. According to SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent through their ownership of shares of Ultrastrip Systems, Inc., the Company recorded the value of the patent as $95,109, which is the historical cost basis of the patent as recorded by Amclean, Inc. rather than the fair market value of the assets given.

                           Shares reserved for issuance
                           ----------------------------

                           At March 31, 2000, 9,881,800 shares of Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The following reconciles the components of the loss per share computation:

                                  For the three months ended March 31,                  2000                             1999
                                  ----------------------------------------------------------------------------------------------
                                                              Income       Shares      Per-        Income        Shares     Per-
                                                              (Nume-      (Deno-       Share       (Nume-        (Deno-     Share
                                                               rator)      minator)    Amount       rator)        minator)  Amount
                                  ----------------------------------------------------------------------------------------------
                                  Loss per common share
                                      Net (loss)
                                      available to
                                      common shareholders  $(1,015,370)   38,958,667  $(0.03)    $ (185,430)    36,897,980  $(0.01)


                                  Effect of Dilutive
                                     Securities:
                                        Stock
                                        options/warrants            --             -           -            -          -        -
                                  -------------------------------------------------------------------------------------------------
                                                                                                                              --

                                  Net (loss) available
                                      to common
                                      shareholders plus
                                      assumed conversions  $(1,015,370)   38,958,667  $(0.03)    $ (185,430)    36,897,980  $(0.01)
                                  ================================================================================================

                           The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 9,881,800 and 4,277,800 shares of common stock at March 31, 2000 and 1999, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.


6.      REDEEMABLE         Series A
        CONVERTIBLE        --------
        CUMULATIVE         During the year ended December 31, 1999, the Company
        PREFERRED          issued 62 shares of Series A Redeemable Convertible
        STOCK              Cumulative Preferred Stock at $25,000 per share for
                           net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                           The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at March 31, 2000 were $170,699.

                           Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the three months ended March 31, 2000, 12 shares of Series A preferred stock were converted into 288,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



7.      STOCK OPTIONS      At March 31, 2000, the Company has one fixed stock
        AND WARRANTS       option plan and non-plan options, which are described
                           below. The Company applies APB Opinion No. 25,
                           "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                           On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of March 31, 2000, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                           During the three months ended March 31, 2000 and the period ended December 31, 1999, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial statement date, $393,248 and $0 for the three months ended March 31, 2000 and 1999, respectively.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of March 31, 2000 and changes during the period then ended is presented below:

                                                                     Plan Options and     Non-Plan Options and
                                                                         Warrants               Warrants
                                                                  ---------------------  -----------------------
                                                                     Weighted                 Weighted
                                                                     Average                  Average
                                                                     Exercise                 Exercise
                                                                      Price       Shares       Price        Shares
                                  ---------------------------------------------------------------------------------
                                  Outstanding at beginning of year $    1.88     1,000,000    $   0.89    7,993,800
                                  Granted                                 --            --         -            -
                                  Exercised                               --            --         -            -
                                  Forfeited                               --          - --         -            -
                                  ---------------------------------------------------------------------------------

                                  Outstanding at March 31, 2000         1.88     1,000,000        0.89    7,993,800

                                  Exercisable at March 31, 2000    $    1.88     1,000,000        0.89    7,993,800
                                  =================================================================================

                                  Weighted average fair value
                                    of options granted during
                                    the period                     $      --                  $     --
                                  =================================================================================


                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of March 31, 1999 and changes during the period then ended is presented below:
                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   ----------------------

                                                                     Weighted                 Weighted
                                                                      Average                 Average
                                                                     Exercise                 Exercise      Shares
                                                                        Price     Shares       Price
                                  ---------------------------------------------------------------------------------
                                  Outstanding at beginning of year $      --            --    $   0.63    4,013,800
                                  Granted                                 --            --          --           -
                                  Exercised                               --            --          --           -
                                  Forfeited                               --            --          --           -
                                  ---------------------------------------------------------------------------------
                                  Outstanding at March 31, 1999           --            --        0.63    4,013,800

                                  Exercisable at March 31, 1999    $      --            --        0.63    4,013,800
                                  =================================================================================
                                  Weighted average fair value
                                    of options granted during
                                    the period                     $      --  -              $      --
                                  =================================================================================

                           SFAS No. 123, "Accounting for Stock-Based
                           Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate ($6,190) and $0 for the three months ended March 31, 2000 and 1999, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                                 Three months ended March 31,                              2000            1999
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as reported    $ (1,015,370)    $ (185,430)
                                 Net (loss) applicable to common stock pro forma        (1,009,180)      (185,430)
                                 Basic (loss) per share as reported                          (0.03)         (0.01)
                                 Basic (loss) per share pro forma                            (0.03)         (0.01)

                                 The Company estimates the fair value of each
                                   stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                              2000         1999
                                 ----------------------------------------------------------------------------------

                                 Risk free interest rate                                      5.96 %         5.80 %
                                 Expected life                                             3 years        3 years
                                 Expected volatility                                            74 %           59 %
                                 Dividend yield                                                0.0            0.0

8.      INCOME TAXES       Deferred income taxes reflect the net tax effects of
                           temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999, the Company had federal net operating losses (NOL) of approximately
                           $1,080,722. The NOL expires in the years 2018 through 2019. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

                           Realization of any portion of the approximate $ 2,025,764 deferred federal tax asset at March 31, 2000 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                  Three months ended March 31,                         2000          1999
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                     statutory rate                             $   365,626       $      62,446
                                  State income tax benefit, net                      18,281               3,122
                                  Valuation allowance adjustment
                                                                                   (383,907)            (65,569)
                                  --------------------------------------------------------------------------------

                                  Income tax benefit                            $        --       $          --
                                  --------------------------------------------------------------------------------

                                   Significant components of the Company's
                                   deferred tax assets and liabilities are as follows:

                                  March 31,                                            2000              1999
                                  --------------------------------------------------------------------------------

                                  Deferred tax assets:
                                      Organizational costs                      $   140,709       $     169,291
                                      Net operating loss
                                      carryforwards                                 749,399              72,546
                                      Compensation related to equity
                                      instruments issued for
                                      services                                    1,135,656              87,250
                                  --------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                 (2,025,764)           (329,087)
                                  --------------------------------------------------------------------------------

                                  Net deferred tax asset                        $        --       $          --
                                  --------------------------------------------------------------------------------


9.      RELATED PARTY      Development Agreement
        TRANSACTIONS       ---------------------
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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



10.     COMMITMENT AND     The Company currently maintains office facilities in
        CONTINGENCIES      Stuart, Florida. The Company does not currently own
                           or operate any manufacturing, operating or shipbuilding or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws.
                           Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                           The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of March 31, 2000, accounts payable and accrued expenses include $195,761 of accrued compensation.

                           The Company rents office space under an operating lease expiring in July 2000.


11.     SUPPLEMENTAL CASH  Supplemental disclosure is as follows:
        FLOW INFORMATION

                                  March 31,                                          2000             1999
                                  ----------------------------------------------------------------------------------

                                  Cash paid for interest                        $      2,579      $       --
                                  Cash paid for taxes                                      -              --

                                  Non-cash investing and financing activities:

                                  Conversion of preferred stock to
                                      common stock                              $    300,000      $       --

                                  Accrued preferred stock dividends             $     39,066      $       --

12.     RESEARCH AND       Research and development cost relates to both future
        DEVELOPMENT        and present products and are charged to operations as
                           incurred. The Company recognized research and development costs of $21,537 and $0 for the three months ended March 31, 2000 and 1999, respectively.

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

BACKGROUND AND FINANCIAL HISTORY

Since UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998, the Company has operated as a development stage enterprise and is devoting substantially all its efforts to the ongoing development of the Company. The Company is developing an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. Two U.S. patents issued to the Company's founder, Dennis McGuire, in 1997 and 1998 apply to the Company's product. The Company purchased the first patent, U.S. Patent No. 5,628,271, in December 1999 from AmClean Inc.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998, the Company has generated no revenues. During this same period, the Company recorded net losses applicable to common stock of $5,881,668. The Company generated $4,436,995 from financing activities during this period to help fund the shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

During the three months ended March 31, 2000, the Company believes that it made substantial progress toward development of a commercially-viable automated hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in the first three months of 2000 related to research and development.

The Company did not generate any revenues during the three months ended March 31, 2000. Revenues were $0 for both the three months ended March 31, 2000 and the three months ended March 31, 1999.

Development stage expenses increased from $185,430 for the three months ended March 31, 1999 to $973,725 for the three months ended March 31, 2000. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses.

Selling, general and administrative expenses, excluding non-cash compensation, increased from $185,430 for the three months ended March 31, 1999 to $580,477 for the three months ended March 31, 2000. This increase is due to an expansion of the Company's operating activities through the hiring of new employees, consulting projects, legal expenses, as well as advertising, depreciation and travel expenses.

Non-cash compensation expenses increased from $0 for the three months ended March 31, 1999 to $393,248 for the three months ended March 31, 2000. This increase is attributable to variable accounting charges of $393,248 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $2.00 per share.

Loss from operations for the three months ended March 31, 2000 was $973,725 as compared to $185,430 for the three months ended March 31, 1999. Preferred Stock dividends were $39,066 for the three months ended March 31, 2000 and $0 for the three months ended March 31, 1999. Net loss applicable to Common Stock was $1,015,370 for the three months ended March 31, 2000, compared to $185,430 for the three months ended March 31, 1999. Loss per common share was $0.03 for the three months ended March 31, 2000 and $0.01 for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of March 31, 2000, the Company's cash and cash equivalents on hand were $188,804, compared to $59,970 as of December 31, 1999. This increase was primarily due to the sale of restricted, unregistered shares of Common Stock, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $548,946 for the three months ended March 31, 2000, compared to $64,716 for the three months ended March 31, 1999. This increase resulted from increases in the Company's net loss. Net cash used in operating activities during the first three months of 2000 does not include non-cash charges of $58,931 for depreciation and amortization and $393,248 for non-cash compensation to employees and directors.

The Company's net cash used in investing activities increased from $225,428 in the three months ended March 31, 1999 to $270,425 in the three months ended March 31, 2000, primarily as a result of new machinery and equipment purchases.

During the three months ended March 31, 2000, the Company repaid long-term debt from significant shareholders in the amount of $72,964. During the period through March 31, 2000, the Company issued 511,300 shares of Common Stock for net proceeds of $1,022,600 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The Company's net cash provided by financing activities rose to $948,205 for the three months ended March 31, 2000 from $320,000 for the three months ended March 31, 1999.

The Company lacks assured available financial resources to meet its March 31, 2000 working capital deficit of $268,641 and future operating costs.

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

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend approximately $5.5 million, within the next twelve months. The Company estimates that of that amount (i) $0.65 million will be for research and development, (ii) $0.35 million for sales and marketing forces, (iii) $0.8 million for professional fees, (iv) $3.0 million for other operating expenses, such as payroll, rent and office expense, and (v) $0.75 million for investment in property and equipment.

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. Through March 31, 2000, the Company has incurred research and development costs of $21,537 with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of May 15, 2000, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 1999 and December 31, 1998 were prepared on the going-concern basis. For the years ended December 31, 1999 and 1998, the Company incurred net annual losses of $4,128,153 and $738,145, respectively, had a working capital deficit of $377,414 and surplus of $129,088 respectively, and has outstanding redeemable preferred stock that can become mandatorily redeemable during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As of March 31, 2000, the Company was not a party to any pending litigation.

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company issued 511,300 restricted, unregistered shares of Common Stock for net proceeds of $1,022,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act.

Also, during the three months ended March 31, 2000, nine holders of an aggregate of 12 shares of Series A Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 288,000 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended March 31, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ending March 31, 2000.

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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB


         (b) REPORTS ON FORM 8-K.

                  No reports were filed on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ULTRASTRIP SYSTEMS, INC.

November 27, 2002                   /s/ Robert O. Baratta
                                    ---------------------------------------
                                    Robert O. Baratta
                                    President, Chief Executive Officer
                                    and Vice Chairman of the Board


November 27, 2002                  /s/ Scott R. Baratta
                                    ----------------------------------------
                                    Scott R. Baratta
                                    Senior Vice President - Finance
                                    (Chief Financial and Accounting Officer)

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
-------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
--------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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


Date:  November 27, 2002                   /s/ Robert O. Baratta
                                           ------------------------------------
                                           Robert O. Baratta
                                           President, Chief Executive Officer
                                           and Vice Chairman of the Board

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


Date:  November 27, 2002                   /s/ Scott R. Baratta
                                           -----------------------------------
                                           Scott R. Baratta
                                           Senior Vice President - Finance
                                           Chief Financial Officer)