Form 10QSB
period 2000-06-30
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ___________



         Commission file number  000-25663
                                 ----------

                            ULTRASTRIP SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                            65-0841549
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,051,176 shares of common stock were outstanding as of June 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]


Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to June 30, 2000.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheet................................        1
                         Condensed Statements of Operation......................        2
                         Condensed Statements of Cash Flow......................        3
                         Summary of Significant Accounting Policies.............        4
                         Notes to Condensed Financial Statements................        7
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................        17

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................        22
      Item 2.       Changes in Securities.......................................        22
      Item 3.       Defaults Upon Senior Securities.............................        22
      Item 4.       Submission of Matters to a Vote of Security Holders.........        22
      Item 5.       Other Information...........................................        23
      Item 6.       Exhibits and Reports on Form 8-K............................        23

                    Signatures..................................................        24

                    Certifications...............................................       25

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET


--------------------------------------------------------------------------------------------------------------------
June 30,                                                                                                   2000
--------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                                                  $    21,190
   Prepaid expenses and other                                                                                 51,659
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                          72,849

PROPERTY AND EQUIPMENT, NET (Note 2)                                                                       2,661,582

PATENT, NET                                                                                                   92,247
OTHER ASSETS                                                                                                 103,711
--------------------------------------------------------------------------------------------------------------------

                                                                                                         $ 2,930,389
====================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                 $   290,440
   Accrued preferred stock dividends (Note 6)                                                                204,459
   Notes payable - current portion (Note 4)                                                                    5,061
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                    499,960

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                                             893,921
   Notes payable, less current portion (Note 4)                                                               83,781
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                          1,477,662

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   35 shares outstanding, $25,000 per share redemption amount (Note 6)                                       875,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 40,051,176 shares issued and outstanding       400,512
ADDITIONAL PAID-IN CAPITAL                                                                                 9,510,248
ADDITIONAL PAID-IN CAPITAL UNISSUED SUBSCRIBED SHARES                                                         75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                          (9,408,033)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                                                   577,727
--------------------------------------------------------------------------------------------------------------------

                                                                                                         $ 2,930,389
====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                           From
                                                         For the three  For the three  For the six     For the six     Apr. 2, 1998
                                                         months ended   months ended   months ended    months ended     (inception)
                                                         June 30, 2000  June 30, 1999  June 30, 2000   June 30, 1999   June 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative, excluding non-cash
        compensation (benefit) expense                   $    611,667   $    252,661   $  1,192,145    $    438,563    $  2,720,033
     Non-cash compensation expense  (Notes 5 and 7)         2,877,188        569,026      3,270,436         569,026       6,470,964
-----------------------------------------------------------------------------------------------------------------------------------


Total development stage expenses                            3,488,855        821,687      4,462,581       1,007,117       9,190,997
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                       (3,488,855)      (821,687)    (4,462,581)     (1,007,117)     (9,190,997)

Other expense:
     Interest expense                                           3,750             --          6,329              --          12,577
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                   (3,492,605)      (821,687)    (4,468,910)     (1,007,117)     (9,203,574)

Preferred stock dividends (Note 6)                            (33,760)       (27,539)       (72,826)        (27,539)       (204,459)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                      $ (3,526,365)  $   (849,226)  $ (4,541,736)   $ (1,034,656)     (9,408,033)
===================================================================================================================================

Net loss per common share (basic and diluted)            $      (0.09)  $      (0.02)  $      (0.11)   $      (0.03)
===================================================================================================================================

Weighted average number of common shares outstanding       39,930,269     37,080,912     39,741,066      36,990,168
===================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                                                                    From
                                                                            For the six        For the six      Apr. 2, 1998
                                                                            months ended       months ended      (inception)
                                                                            June 30, 2000      June 30, 1999    to June 30, 2000
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                   $(4,468,910)      $(1,007,117)      $(9,203,574)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accumulated depreciation and amortization                                  117,862             3,528           126,189
       Common stock issued for services                                           800,000           170,970         1,053,612
       Issuance of equity instruments for services                              2,077,188           184,040         2,929,866
       Non-cash compensation expense                                              393,248           214,016         2,487,486
   Change in assets and liabilities:
         Escrow receivable                                                             --            28,500                --
         Prepaid expenses and other                                               (38,756)          (16,000)          (51,659)
         Other assets                                                             (99,645)               --          (103,711)
         Accounts payable and accrued expenses                                    (23,969)          156,259           290,440
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                          (1,242,982)         (265,804)       (2,471,351)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent                                                                              --                --           (61,500)
   Purchase of property and equipment                                            (645,958)       (1,193,735)       (2,784,909)
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (645,958)       (1,193,735)       (2,846,409)
-----------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            --            96,120            96,120
   Repayment of long-term debt                                                     (5,440)               --            (7,277)
   Proceeds from issuance of long-term debt and warrants to shareholders          351,111           149,962           966,885
   Repayment of long-term debt and warrants to shareholders                       (72,964)               --           (72,964)
   Proceeds from issuance of preferred stock                                           --         1,225,000         1,550,000
   Proceeds from additional paid in capital unissued shares                            --                --            75,000
   Proceeds from issuance of common stock                                       1,577,453                --         2,731,186
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       1,850,160         1,471,082         5,338,950
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              (38,780)           11,543            21,190

Cash and equivalents, beginning of year                                            59,970            24,384                 0
-----------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                           $    21,190       $    35,927       $    21,190
=============================================================================================================================

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

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           Based upon the conversion terms of the Company's Series A Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $1,680,000.

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

ADVERTISING                The Company conducts advertising for the promotion of
                           its products. Advertising costs are charged to operations when incurred; such amounts aggregated
                           $93,899 for the six months ended June 30, 2000 and $59,300 for the six months ended June 30, 1999.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      GOING CONCERN      The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $9.4 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.      PROPERTY AND       Property and equipment consist of the following:
        EQUIPMENT

                                                                                        Estimated
                                                                                         Useful
                                  June 30,                                                Life           2000
                                  ---------------------------------------------------------------------------------

                                  Machinery and equipment                                5 years  $   2,515,285
                                  Furniture and fixtures                                 7 years          6,383
                                  Automobile and trucks                                  5 years        168,731
                                  Leasehold improvements                                 5 years         30,421
                                  Office equipment                                       5 years         64,088
                                  ---------------------------------------------------------------------------------
                                                                                                      2,784,908
                                  Less accumulated depreciation and
                                           amortization                                                (123,326)
                                  ---------------------------------------------------------------------------------
                                                                                                  $   2,661,582
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.      NOTES PAYABLE TO   Notes payable to shareholders consist of the
        SHAREHOLDERS       following:

                                  June 30,                                                             2000
                                  ---------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                      $       893,921
                                  ---------------------------------------------------------------------------------
                                                                                                        893,921

                                  Less current portion (a)                                                    -
                                  ---------------------------------------------------------------------------------

                                                                                                $       893,921
                                  =================================================================================

                                   (a)    Though these notes are due on demand, the Company and the
                                          employee/shareholder(s) renegotiated  these notes over a longer term in
                                          2001.

4.      NOTES PAYABLE      Notes payable consist of the following:

                                  June 30,                                                                 2000
                                  ---------------------------------------------------------------------------------
                                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                  by trucks                                                     $          88,842

                                  ---------------------------------------------------------------------------------
                                                                                                           88,842

                                  Less current portion                                                     (5,061)
                                  ---------------------------------------------------------------------------------

                                                                                                $          83,781
                                  =================================================================================

                                   Aggregate notes payable at June 30, 2000 consists of the following:


                                  --------------------------------------------------------------------------------
                                  Notes payable shareholders                                    $         893,921
                                  Notes payable                                                 $          88,842
                                  --------------------------------------------------------------------------------

                                                                                                $         982,763
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

                           In May 2000, the Company issued 400,000 shares of restricted, unregistered common stock at estimated fair value of $2.00 per share in exchange for investment banking advisory services. In connection therewith, the Company recorded a charge to operations in the amount of $800,000 during 2000.

                           During the six months ended June 30, 2000, the Company issued 775,300 shares of restricted, unregistered common stock for net proceeds of $1,577,453.

                           Purchase of patent
                           ------------------

                           The Company acquired from Amclean, Inc. (a related corporation) the Patent for the robotic hydrostripper for 1,000,000 shares of restricted common stock and cash of $61,500. The Company's common stock was selling at a price of $2 per share to private investors at the date of the sale. According to SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent though their ownership of shares of Ultrastrip Systems, Inc., the Company recorded the value of the patent as $95,109, which is the historical cost basis of the patent as recorded by Amclean, Inc. rather than the fair market value of the assets given.

                           Shares reserved for issuance
                           ----------------------------

                           At June 30, 2000, 11,933,800 shares of Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The following reconciles the components of the loss per share computation:

                                  For the six months ended June 30,                     2000                             1999
                                  --------------------------------------------------------------------------------------------------

                                                                 Income       Shares      Per-        Income      Shares     Per-
                                                                 (Nume-       (Deno-      Share       (Nume-     (Deno-      Share
                                                                  rator)      minator)    Amount      rator)      minator)   Amount
                                  --------------------------------------------------------------------------------------------------
                                  Loss per common share
                                      Net (loss) available to
                                        common shareholders    $(4,514,736) 39,741,066   $ (0.11)   $(1,034,656) 36,990,168 $(0.03)

                                  Effect of Dilutive
                                      Securities:
                                        Stock
                                        options/warrants                --         --         --             --          --     --
                                  --------------------------------------------------------------------------------------------------
                                  Net (loss) available to
                                      common shareholders
                                      plus assumed
                                      conversions              $(4,514,736) 39,741,066   $ (0.11)   $(1,034,656) 36,990,168 $(0.03)
                                  ==================================================================================================

                           The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 11,933,800 and 2,068,450 shares of common stock at June 30, 2000 and 1999, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.


6.      REDEEMABLE         Series A
        CONVERTIBLE        --------
        CUMULATIVE         During the year ended December 31, 1999, the Company
        PREFERRED STOCK    issued 62 shares of Series A Redeemable Convertible
                           Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                           The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at June 30, 2000 were $204,459.

                           Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



                           offering. During the six months ended June 30, 2000, 14 shares of Series A preferred stock were converted into 336,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.


7.      STOCK OPTIONS      At June 30, 2000, the Company has one fixed stock
        AND WARRANTS       option plan and non-plan options, which are described
                           below. The Company applies APB Opinion No. 25,
                           "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                           On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of June 30, 2000, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                           During the six months ended June 30, 2000 and the periods ended December 31, 1999 and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial statement date, $393,248 and $214,016 for the six months ended June 30, 2000 and 1999, respectively.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           During the six months ended June 30, 2000 and 1999, the Company granted options and warrants to acquire 1,600,000 and 400,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $1.88 to $2.00 per share, substantially were fully vested at the date of grant and expire through 2005. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $2,077,188 in 2000 and $184,040 in 1999.

                           A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 2000 and changes during the period then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------
                                                                       Weighted                Weighted
                                                                        Average                Average
                                                                       Exercise                Exercise
                                                                        Price      Shares       Price      Shares
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year    $ 1.88      1,000,000    $ 0.89     7,993,800
                                  Granted                                 --             --      2.00     2,100,000
                                  Exercised                               --             --        --            --
                                  Forfeited                               --             --        --            --
                                  -------------------------------------------------------------------------------------

                                  Outstanding at June 30, 2000        $ 1.88      1,000,000      1.13    10,093,800

                                  Exercisable at June 30, 2000        $ 1.88      1,000,000      1.13    10,093,800
                                  =====================================================================================

                                  Weighted average fair value
                                  of options granted during
                                  the period                          $   --                   $ 1.25
                                  =====================================================================================


                           A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 1999 and changes during the period then ended is presented below:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   ------------------------
                                                                      Weighted                   Weighted
                                                                       Average                    Average
                                                                      Exercise      Shares       Exercise    Shares
                                                                        Price                      Price
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year    $    --          --       $   0.63    4,013,800
                                  Granted                                  --          --           1.04    3,180,000
                                  Exercised                                --          --              -           --
                                  Forfeited                                --          --              -           --
                                  -------------------------------------------------------------------------------------
                                  Outstanding at June 30, 1999             --          --           0.81    7,193,800

                                  Exercisable at June 30, 1999        $    --          --           0.81    7,193,800
                                  =====================================================================================
                                  Weighted average fair value
                                  of options granted during
                                  the period                          $    --                   $   0.46
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

                           The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $472,735 and $41,346 for the six months ended June 30, 2000 and 1999, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                                 Six  months ended June 30,                                 2000          1999
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as reported    $  (4,541,736)   $ (1,034,656)
                                 Net (loss) applicable to common stock pro forma         (5,014,471)     (1,076,002)
                                 Basic (loss) per share as reported                           (0.11)          (0.03)
                                 Basic (loss) per share pro forma                             (0.13)          (0.03)

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



                           The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                              2000         1999
                                 ----------------------------------------------------------------------------------
                                 Risk free interest rate                                      5.96 %        5.80 %
                                 Expected life                                           3-5 years       3 years
                                 Expected volatility                                            74 %          59 %
                                 Dividend yield                                                0.0           0.0

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

                           Realization of any portion of the approximate $ 3,237,259 deferred federal tax asset at June 30, 2000 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                           The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                  Six months ended June 30,                        2000                1999
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                     statutory rate                           $   1,519,429        $  342,420
                                  State income tax benefit, net                      75,971            17,121
                                  Valuation allowance adjustment
                                                                                 (1,595,401)         (359,541)
                                  --------------------------------------------------------------------------------
                                  Income tax benefit                          $          --        $       --
                                  ================================================================================

                           Significant components of the Company's deferred tax assets and liabilities are as follows:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                  June 30,                                                 2000              1999
                                  ----------------------------------------------------------------------------------
                                  Deferred tax assets:
                                      Organizational costs                         $    131,915      $    162,695
                                      Net operating loss
                                      carryforwards                                   1,177,216           279,616
                                      Compensation related to equity
                                      instruments issued for
                                      services                                        1,928,128           180,750
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                     (3,237,259)         (623,061)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                           $         --       $        --
                                  ----------------------------------------------------------------------------------

9.      RELATED PARTY      Development Agreement
        TRANSACTIONS       ---------------------
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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of June 30, 2000, accounts payable and accrued expenses include $195,761 of accrued compensation.

                           The Company rents office space under an operating lease expiring in July 2000.


11.     SUPPLEMENTAL CASH  Supplemental disclosure is as follows:
        FLOW INFORMATION

                                  June 30,                                                 2000              1999
                                  ----------------------------------------------------------------------------------
                                  Cash paid for interest                            $     6,329         $      --
                                  Cash paid for taxes                                         -                --

                                  Non-cash investing and financing activities:

                                  Conversion of preferred stock to
                                      common stock                                  $   350,000         $ 100,000

                                  Accrued preferred stock dividends                 $    72,826         $  27,539

12.     RESEARCH AND       Research and development cost relates to both future
        DEVELOPMENT        and present products and are charged to operations as
                           incurred. The Company recognized research and development costs of $60,275 and $0 for the six months ended June 30, 2000 and 1999, respectively.

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

BACKGROUND AND FINANCIAL HISTORY

Since UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998, the Company has operated as a development stage enterprise and is devoting substantially all its efforts to the ongoing development of the Company. The Company is developing an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. Two U.S. patents issued to the Company's founder, Dennis McGuire, in 1997 and 1998 apply to the Company's product. The Company purchased the first patent, U.S. Patent No. 5,628,271, in December 1999 from AmClean Inc. The second patent, U.S. Patent No. 5,849,099, was assigned to the Company in May 2000.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998, the Company has generated no revenues. During this same period, the Company recorded net losses applicable to common stock of $9,408,033. The Company generated $5,338,950 from financing activities during this period to help fund the shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

During the three months ended June 30, 2000, the Company believes that it made substantial progress toward development of a commercially-viable automated hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in the first six months of 2000 related to research and development.

The Company did not generate any revenues during the three months ended June 30, 2000. Revenues were $0 for both the three months ended June 30, 2000 and the three months ended June 30, 1999.

Development stage expenses increased from $821,687 for the three months ended June 30, 1999 to $3,488,855 for the three months ended June 30, 2000. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses.

Selling, general and administrative expenses, excluding non-cash compensation, increased from $252,661 for the three months ended June 30, 1999 to $611,667 for the three months ended June 30, 2000. This increase is due to an expansion of the Company's operating activities through the hiring of new employees, consulting projects, legal expenses, research and development, as well as advertising, depreciation and travel expenses.

Non-cash compensation expenses increased from $569,026 for the three months ended June 30, 1999 to $2,877,188 for the three months ended June 30, 2000. This increase is attributable to charges of $800,000 for the issuance of Common Stock for investment banking advisory services and of $2,077,188 for the issuance of stock options and warrants to service providers.

Loss from operations for the three months ended June 30, 2000 was $3,488,855 as compared to $821,687 for the three months ended June 30, 1999. Preferred Stock dividends were $33,760 for the three months ended June 30, 2000 and $27,539 for the three months ended June 30, 1999. Net loss applicable to Common Stock was $3,526,365 for the three months ended June 30, 2000, compared to $849,226 for the three months ended June 30, 1999. Loss per common share was $0.09 for the three months ended June 30, 2000 and $0.02 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

The Company did not generate any revenues during the six months ended June 30, 2000. Revenues were $0 for both the six months ended June 30, 2000 and the six months ended June 30, 1999.

Development stage expenses increased from $1,007,117 for the six months ended June 30, 1999 to $4,462,581 for the six months ended June 30, 2000. The primary components of development stage expenses were selling, general and administrative expenses and non-cash compensation expenses. Selling, general and administrative expenses, excluding non-cash compensation, increased from $438,091 for the six months ended June 30, 1999 to $1,192,145 for the six months ended June 30, 2000. Non-cash compensation expenses increased from $569,026 for the six months ended June 30, 1999 to $3,270,436 for the six months ended June 30, 2000.

Loss from operations for the six months ended June 30, 2000 was $4,462,581 as compared to $1,007,117 for six months ended June 30, 1999. Preferred Stock dividends were $72,826 for the six months ended June 30, 2000 and $27,539 for the six months ended June 30, 1999. Net loss applicable to Common Stock was $4,541,736 for the six months ended June 30, 2000, compared to $1,034,656 for the six months ended June 30, 1999. Loss per common share was $0.11 for the six months ended June 30, 2000 and $0.03 for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of June 30, 2000, the Company's cash and cash equivalents on hand were $21,190, compared to $59,970 as of December 31, 1999. This decrease was primarily due to continued net losses, offset by the sale of restricted, unregistered shares of Common Stock, described below. However, despite this decrease, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $1,242,982 for the six months ended June 30, 2000, compared to $265,804 for the six months ended June 30, 1999. This increase resulted from increases in the Company's net loss. Net cash used in operating activities during the first six months of 2000 does not include non-cash charges of $117,862 for depreciation and amortization and $3,270,436 for non-cash compensation to employees and directors.

The Company's net cash used in investing activities decreased from $1,193,735 in the six months ended June 30, 1999 to $645,958 in the six months ended June 30, 2000, primarily as a result of a decrease in new machinery and equipment purchases.

During the six months ended June 30, 2000, the Company repaid long-term debt from significant shareholders in the amount of $72,964. The Company also incurred new long-term debt from significant shareholders in the amount of $351,111. These loans payable by the Company to certain of its shareholders are unsecured, non-interest bearing, and due upon demand. During the period through March 31, 2000, the Company issued 511,300 shares of Common Stock for net proceeds of $1,022,600 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. During the three months ended June 30, 2000, the Company also issued 264,000 shares of Common Stock for net proceeds of $554,853 in transactions exempt under Section 4(2) of the Securities Act of 1933. The Company's net cash provided by financing activities rose to $1,850,160 for the six months ended June 30, 2000 from $1,471,082 for the six months ended June 30, 1999.

The Company lacks assured available financial resources to meet its June 30, 2000 working capital deficit of $427,111 and future operating costs.

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

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. Through June 30, 2000, the Company has incurred research and development costs of $60,275 with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of August 15, 2000, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As of June 30, 2000, the Company was not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended June 30, 2000. During the three months ended June 30, 2000, the Company issued 264,000 restricted, unregistered shares of Common Stock for net proceeds of $554,853 in transactions exempt under Section 4(2) of the Securities Act of 1933. In May 2000, the Company issued 400,000 restricted, unregistered shares of Common Stock in exchange for investment banking advisory services.

Also, during the three months ended June 30, 2000, two holders of an aggregate of 2 shares of Series A Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 48,000 shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended June 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ending June 30, 2000.

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

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.


10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.


10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB

         (b) REPORTS ON FORM 8-K.

                  No reports were filed on Form 8-K during the three months ended June 30, 2000.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

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


Date:  November 27, 2002                  /s/ Scott R. Baratta
                                          ----------------------------------
                                          Scott R. Baratta
                                          Senior Vice President - Finance
                                         (Chief Financial Officer)