Form 10QSB
period 2000-09-30
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 40,198,589 shares of common stock were outstanding as of September 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]


Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to September 30, 2000.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                                      Page
                                                                                      ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheet................................        1
                         Condensed Statements of Operation......................        2
                         Condensed Statements of Cash Flow......................        3
                         Summary of Significant Accounting Policies.............        4
                         Notes to Condensed Financial Statements................        7
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................        19

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................        24
      Item 2.       Changes in Securities.......................................        24
      Item 3.       Defaults Upon Senior Securities.............................        25
      Item 4.       Submission of Matters to a Vote of Security Holders.........        25
      Item 5.       Other Information...........................................        25
      Item 6.       Exhibits and Reports on Form 8-K............................        26

                    Signatures..................................................        27

                    Certifications..............................................        28

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET


---------------------------------------------------------------------------------------------------------------------
September 30,                                                                                                 2000
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                                                  $    384,126
   Prepaid expenses and other                                                                                  87,185
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                          471,311

PROPERTY AND EQUIPMENT, NET (Note 2)                                                                        3,226,374

PATENT, NET                                                                                                    90,816
OTHER ASSETS                                                                                                    4,066
---------------------------------------------------------------------------------------------------------------------

                                                                                                         $  3,792,567
=====================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                 $    296,700
   Accrued preferred stock dividends (Note 6)                                                                 249,999
   Notes payable - current portion (Note 4)                                                                     5,061
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                     551,760

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                                              785,447
   Notes payable, less current portion (Note 4)                                                                85,317
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                           1,422,524

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 shares outstanding, $25,000 per share redemption amount (Note 6)                                        850,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   742 shares outstanding, $2,500 per share redemption amount (Note 6)                                      1,855,000

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 40,198,589 shares issued and outstanding        401,986
ADDITIONAL PAID-IN CAPITAL                                                                                 13,620,747
ADDITIONAL PAID-IN CAPITAL UNISSUED SUBSCRIBED SHARES                                                          75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                                          (14,432,690)
---------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                  (334,957)
---------------------------------------------------------------------------------------------------------------------

                                                                                                         $  3,792,567
=====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                          From
                                                           For the three  For the three  For the nine   For the nine   Apr. 2, 1998
                                                           months ended   months ended   months ended   months ended    (inception)
                                                           Sep. 30, 2000  Sep. 30, 1999  Sep. 30, 2000  Sep. 30, 1999  Sep. 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
DEVELOPMENT STAGE EXPENSES:
     Selling, general and administrative, excluding non-cash
         compensation (benefit) expense                    $  1,042,465   $    294,317   $  2,234,610   $    732,408   $  3,762,498
     Loss from impairment of assets                             214,134             --        214,134             --        214,134
     Non-cash compensation expense  (Notes 5 and 7)           3,716,973      1,880,222      6,987,409      2,449,248     10,187,937
-----------------------------------------------------------------------------------------------------------------------------------

Total development stage expenses                              4,973,572      2,174,539      9,436,153      3,181,656     14,164,569
-----------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                         (4,973,572)    (2,174,539)    (9,436,153)    (3,181,656)   (14,164,569)

Other expense:
     Interest expense                                             5,545          3,130         11,874          3,130         18,122
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (4,979,117)    (2,177,669)    (9,448,027)    (3,184,786)   (14,182,691)

Preferred stock dividends (Note 6)                              (45,540)       (53,886)      (118,366)       (81,425)      (249,999)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                        $ (5,024,657)  $ (2,231,555)  $ (9,566,393)  $ (3,266,211)  $(14,432,690)
===================================================================================================================================

Net loss per common share (basic and diluted)              $      (0.13)  $      (0.06)  $      (0.24)  $      (0.09)
===================================================================================================================================

Weighted average number of common shares outstanding         40,145,423     37,250,068     39,742,788     37,062,276
===================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                                                                     From
                                                                            For the nine       For the nine       Apr. 2, 1998
                                                                            months ended       months ended       (inception)
                                                                            Sep. 30, 2000      Sep. 30, 1999     Sep. 30, 2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                  $ (9,448,027)     $ (3,184,786)     $(14,182,691)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accumulated depreciation and amortization                                  389,293             5,552           397,619
       Common stock issued for services                                           800,000           170,970         1,053,612
       Issuance of equity instruments for services                              2,155,423           184,040         3,008,101
       Non-cash compensation expense                                            4,031,986         2,094,238         6,126,224
       Provision for impairment of equipment                                      214,134                --           214,134
   Change in assets and liabilities:
         Escrow receivable                                                             --           116,184                --
         Prepaid expenses and other                                               (74,282)          (49,566)          (87,185)
         Other assets                                                                  --                --            (4,066)
         Accounts payable and accrued expenses                                    (17,706)          279,851           296,704
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                          (1,949,179)         (383,517)       (3,177,548)
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent                                                                              --                --           (61,500)
   Purchase of property and equipment                                          (1,694,887)       (1,695,987)       (3,833,838)
-----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                          (1,694,887)       (1,695,987)       (3,895,338)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                            --            96,120            96,120
   Repayment of long-term debt                                                     (3,904)             (879)           (5,741)
   Proceeds from issuance of long-term debt and warrants to shareholders          351,111           149,962           966,885
   Repayment of long-term debt and warrants to shareholders                      (181,438)           (9,500)         (181,438)
   Proceeds from issuance of series A preferred stock                                  --          1,550,00         1,550,000
   Proceeds from issuance of series B preferred stock                           1,975,000                --         1,975,000
   Proceeds from additional paid in capital unissued shares                            --            75,000            75,000
   Proceeds from issuance of common stock                                       1,827,453           184,464         2,981,186
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                       3,968,222         2,045,167         7,457,012
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              324,156           (34,337)          384,126

Cash and equivalents, beginning of year                                            59,970            24,384                 0
-----------------------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                          $    384,126      $     (9,953)     $    384,126
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

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                           Based upon the conversion terms of the Company's Series A and Series B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $4,306,710.

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

ADVERTISING                The Company conducts advertising for the promotion of
                           its products. Advertising costs are charged to operations when incurred; such amounts aggregated
                           $137,852 for the nine months ended September 30, 2000 and $81,781 for the nine months ended September 30, 1999.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.      GOING CONCERN      The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $14.4 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.      PROPERTY AND       Property and equipment consist of the following:
        EQUIPMENT

                                                                                       Estimated
                                                                                        Useful
                                  September 30,                                          Life           2000
                                  ---------------------------------------------------------------------------------
                                  Machinery and equipment                                5 years  $   2,379,959
                                  Spare parts                                            5 years        615,519
                                  Furniture and fixtures                                 7 years        229,066
                                  Automobile and trucks                                  5 years        168,731
                                  Leasehold improvements                                 5 years         62,338
                                  Office equipment                                       5 years         64,088
                                  ---------------------------------------------------------------------------------
                                                                                                      3,619,701
                                  Less accumulated depreciation and
                                           amortization                                                (393,327)
                                  ---------------------------------------------------------------------------------
                                                                                                  $   3,226,374
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           During the nine months ended September 30, 2000 a new version of the robotic system was built and the system previously constructed was scrapped for spare parts and written off as an impairment charge. The net book value of these assets included in the loss from the impairment of fixed assets was $214,134.

3.      NOTES PAYABLE TO   Notes payable to shareholders consist of the
        SHAREHOLDERS       following:

                                  September 30,                                                            2000
                                  ---------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                           $    785,447
                                  ---------------------------------------------------------------------------------
                                                                                                          785,447

                                  Less current portion (a)                                                     --
                                  ---------------------------------------------------------------------------------

                                                                                                     $    785,447
                                  =================================================================================

                                   (a)    Though these notes are due on demand, the Company and the
                                          employee/shareholder(s) renegotiated  these notes over a
                                          longer term in 2001.

4.      NOTES PAYABLE      Notes payable consist of the following:

                                  September 30,                                                           2000
                                  ---------------------------------------------------------------------------------
                                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                  by trucks                                                          $     90,378
                                  ---------------------------------------------------------------------------------
                                                                                                           90,378

                                  Less current portion                                                     (5,061)
                                  ---------------------------------------------------------------------------------

                                                                                                     $     85,317
                                  =================================================================================

                           Aggregate notes payable at September 30, 2000 consists of the following:


                                  --------------------------------------------------------------------------------
                                  Notes payable shareholders                                         $    785,447
                                  Notes payable                                                      $     90,378
                                  --------------------------------------------------------------------------------

                                                                                                     $    875,825
                                  ================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

                           During the nine months ended September 30, 2000, the Company issued 858,633 shares of restricted, unregistered common stock for net proceeds of $1,827,453.

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

                           Shares reserved for issuance
                           ----------------------------

                           At September 30, 2000, 13,429,370 shares of Common Stock were reserved for issuance under the Company's fixed stock option planS, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock and Series B Redeemable Convertible Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The following reconciles the components of the loss per share computation:

                                  For the nine months ended  September 30,         2000                             1999
                                  ----------------------------------------------------------------------------------------------

                                                                 Income       Shares     Per-      Income     Shares     Per-
                                                                 (Nume-      (Deno-      Share    (Nume-     (Deno-      Share
                                                                  rator)      minator)   Amount    rator)     minator)   Amount
                                  ----------------------------------------------------------------------------------------------
                                  Loss per common share
                                    Net (loss) available to
                                    to common  shareholders   $ (9,566,393)  39,742,788 $(0.24) $(3,266,211) 37,062,276  $(0.09)

                                  Effect of Dilutive
                                    Securities:
                                        Stock
                                        options/warrants                --           --     --          --          --      --
                                  ----------------------------------------------------------------------------------------------
                                  Net (loss) available
                                    to  common shareholders
                                    plus assumed  conversions  $(9,566,393)  39,742,788 $(0.24) $(3,266,211) 37,062,276  $(0.09)
                                  ==============================================================================================

                           The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 13,429,370 and 2,490,450 shares of common stock at September 30, 2000 and 1999, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

6.      REDEEMABLE         Series A
        CONVERTIBLE        ---------
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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at September 30, 2000 were $236,650.

                           Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the nine months ended September 30, 2000 and 1999, 15 and 5 shares of Series A preferred stock were converted into 360,000 and 120,000 shares of common stock respectively. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

                           Series B
                           --------

                           During the nine months ended September 30, 2000, the Company issued 790 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $1,975,000. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends and are redeemable at the option of the holder anytime after June 2002 at $2,500 per share plus accrued dividends.

                           The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at September 30, 2000 were $13,349.

                           Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the nine months ended September 30, 2000, 48 shares of Series B preferred stock were converted into 40,080 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


7.      STOCK OPTIONS      At September 30, 2000, the Company has two fixed
        AND WARRANTS       stock option plans and non-plan options which are
                           described below. The Company applies Accounting
                           Principles Board ("APB") Opinion 25, Accounting for
                           Stock Issued to Employees," and related
                           interpretations in accounting for employee stock options. Under APB Opinion 25, in situations situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                           On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of September 30, 2000, options to purchase 1,850,000 shares of common stock at prices from $1.88 to $3.00 per share have been granted pursuant to the plan.

                           On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights
                           (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. As of September 30, 2000, options to purchase 0 shares of common stock have been granted pursuant to the plan.

                           During the nine months ended September 30, 2000 and the periods ended December 31, 1999 and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   prior to exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the estimated fair value of the stock at each intervening financial statement date, $4,031,986 and $2,094,238 for the nine months ended September 30, 2000 and 1999, respectively.

                                   During the nine months ended September 30, 2000 and 1999, the Company granted options and warrants to acquire 1,650,000 and 400,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $1.88 to $3.00 per share, substantially were fully vested at the date of grant and expire through 2005. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $2,155,423 in 2000 and $184,040 in 1999.

                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of September 30, 2000 and changes during the period then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------
                                                                     Weighted              Weighted
                                                                      Average              Average
                                                                     Exercise              Exercise
                                                                      Price     Shares      Price          Shares
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year   $ 1.88    1,000,000   $  0.89        7,993,800
                                  Granted                              3.00      850,000      2.02        2,150,000
                                  Exercised                              --           --        --               --
                                  Forfeited                              --           --        --               --
                                  -------------------------------------------------------------------------------------

                                  Outstanding at September 30, 2000  $ 2.39    1,850,000      1.13       10,143,800

                                  Exercisable at September 30, 2000  $ 1.88    1,000,000      1.13       10,143,800
                                  =====================================================================================

                                  Weighted average fair value
                                    of options granted during
                                    the period                       $ 1.56                $  1.25
                                  =====================================================================================

                           A summary of the status of the Company's fixed stock option plans and non-plan options

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           and warrants as of September 30, 1999 and changes during the period then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------
                                                                     Weighted              Weighted
                                                                      Average              Average
                                                                     Exercise              Exercise
                                                                      Price     Shares      Price          Shares
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of year   $   --           --   $  0.63        4,013,800
                                  Granted                              1.88    1,000,000      1.15        3,580,000
                                  Exercised                              --           --        --               --
                                  Forfeited                              --           --        --               --
                                  -------------------------------------------------------------------------------------

                                  Outstanding at September 30, 1999  $ 1.88    1,000,000      0.89        7,593,800

                                  Exercisable at September 30, 1999  $   --           --      0.89        7,593,800
                                  =====================================================================================

                                  Weighted average fair value
                                    of options granted during
                                    the period                       $ 0.83                $  0.56
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

                           The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $1,806,902 and $1,262,011 for the nine months ended September 30, 2000 and 1999, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                                 Nine  months ended September 30,                             2000          1999
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as reported   $    (9,566,393)  $ (3,266,211)
                                 Net (loss) applicable to common stock pro forma         (11,373,295)    (4,528,222)
                                 Basic (loss) per share as reported                            (0.24)         (0.09)
                                 Basic (loss) per share pro forma                              (0.29)         (0.12)

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

                           Realization of any portion of the approximate $ 5,057,059 deferred federal tax asset at September 30, 2000 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                           The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                  Nine months ended Sept. 30,                          2000                1999
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                    statutory rate                              $   3,252,574         $ 1,108,624
                                  State income tax benefit, net                       162,629              55,431
                                  Valuation allowance adjustment
                                                                                   (3,415,202)         (1,164,055)
                                  --------------------------------------------------------------------------------
                                  Income tax benefit                            $          --         $        --
                                  ================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           Significant components of the Company's deferred tax assets and liabilities are as follows:

                                  September 30,                                            2000              1999
                                  ----------------------------------------------------------------------------------
                                  Deferred tax assets:
                                      Organizational costs                        $     123,121      $    156,100
                                      Net operating loss
                                      carryforwards                                   1,742,039           351,480
                                      Compensation related to equity
                                      instruments issued for
                                      services                                        3,191,899           919,994
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                     (5,057,059)       (1,427,574)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                          $          --      $         --
                                  ----------------------------------------------------------------------------------

9.      RELATED PARTY      Development Agreement
        TRANSACTIONS       ---------------------
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

                           License Agreement
                           -----------------
                           On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydroblasting services in the ship cleaning industry. For the nine months ended September 30, 2000, royalty expenses were $0.

                           Management Agreement
                           --------------------

                           On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                           heavy marine industry. For the nine months ended September 30, 2000, fees paid to Wallem were $0. The managing director of Wallem is a director of the Company.

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

                           The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, expiring through 2000. As of September 30, 2000, accounts payable and accrued expenses include $195,761 of accrued compensation.

                           The Company conducts its operations from leased facilities, under an operating lease expiring July 2005, with a guaranteed option to renew for an additional five year term at the Company's option for annual increases of 3.25%.

                           Lease rent expense for the nine months ended
                           September 30, 2000 and 1999 amounted to $20,780 and $6,248 including Florida rental use tax of 6.5%.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11.     SUPPLEMENTAL CASH  Supplemental disclosure is as follows:
        FLOW INFORMATION

                                  September 30,                                        2000              1999
                                  ----------------------------------------------------------------------------------
                                  Cash paid for interest                        $        11,874   $         3,130
                                  Cash paid for taxes                                        --                --

                                  Non-cash investing and financing activities:

                                  Conversion of preferred stock to
                                      common stock                              $       495,000   $       125,000

                                  Accrued preferred stock dividends             $       118,366   $        81,425

12.     RESEARCH AND       Research and development cost relates to both future
        DEVELOPMENT        and present products and are charged to operations as
                           incurred. The Company recognized research and development costs of $199,982 and $0 for the nine months ended September 30, 2000 and 1999, respectively.

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

BACKGROUND AND FINANCIAL HISTORY

Since UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998, the Company has operated as a development stage enterprise and is devoting substantially all its efforts to the ongoing development of the Company. The Company is developing an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. Two U.S. patents issued to the Company's founder, Dennis McGuire, in 1997 and 1998 apply to the Company's product. The Company purchased the first patent, U.S. Patent No. 5,628,271, in December 1999 from AmClean, Inc. The second patent, U.S. Patent No. 5,849,099, was assigned to the Company in May 2000.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998, the Company has generated no revenues. During this same period, the Company recorded net losses applicable to common stock of $14,432,690. The Company generated $7,457,012 from financing activities during this period to help fund the shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

During the three months ended September 30, 2000, the Company believes that it made substantial progress toward development of a commercially-viable automated hydro-blasting system. The Company remains primarily in a development stage and anticipates commencing revenue-generating operations within the next two years. As such, the Company's primary operational activities in the first nine months of 2000 related to research and development.

The Company did not generate any revenues during the three months ended September 30, 2000. Revenues were $0 for both the three months ended September 30, 2000 and the three months ended September 30, 1999.

Development stage expenses increased from $2,174,539 for the three months ended September 30, 1999 to $4,973,572 for the three months ended September 30, 2000. The primary components of development stage expenses were selling, general and administrative expenses, loss from impairment of assets and non-cash compensation expenses.

Selling, general and administrative expenses, excluding non-cash compensation, increased from $294,317 for the three months ended September 30, 1999 to $1,042,465 for the three months ended September 30, 2000. This increase is due to an expansion of the Company's operating activities through the hiring of new employees, consulting projects, legal expenses, research and development, as well as advertising, depreciation and travel expenses.

Loss from impairment of assets increased from $0 for the three months ended September 30, 1999 to $214, 134 for the three months ended September 30, 2000 as a result of building a new version of the Company's automated hydro-blasting system and scrapping the system previously constructed for spare parts.

Non-cash compensation expenses increased from $1,880,222 for the three months ended September 30, 1999 to $3,716,973 for the three months ended September 30, 2000. This increase is attributable to charges of $78,235 for the issuance of stock options and warrants to a member of the Company's Board of Advisors and variable accounting charges of $3,638,738 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $3.00 per share.

Loss from operations for the three months ended September 30, 2000 was $4,973,572 as compared to $2,174,539 for the three months ended September 30, 1999. Preferred Stock dividends were $45,540 for the three months ended September 30, 2000 and $53,886 for the three months ended September 30, 1999. Net loss applicable to Common Stock was $5,024,657 for the three months ended September 30, 2000, compared to $2,231,555 for the three months ended September 30, 1999. Loss per common share was $0.13 for the three months ended September 30, 2000 and $0.06 for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company did not generate any revenues during the nine months ended September 30, 2000. Revenues were $0 for both the nine months ended September 30, 2000 and the nine months ended September 30, 1999.

Development stage expenses increased from $3,181,656 for the nine months ended September 30, 1999 to $9,436,153 for the nine months ended September 30, 2000. The primary components of development stage expenses were selling, general and administrative expenses, loss from impairment of assets and non-cash compensation expenses. Selling, general and administrative expenses, excluding non-cash compensation, increased from $732,408 for the nine months ended September 30, 1999 to $2,234,610 for the nine months ended September 30, 2000. Loss from impairment of assets increased from $0 for the nine months ended Septmeber 20, 1999 to $214,134 for the nine months ended September 30, 2000. Non-cash compensation expenses increased from $2,449,248 for the nine months ended September 30, 1999 to $6,987,409 for the nine months ended September 30, 2000.

Loss from operations for the nine months ended September 30, 2000 was $9,436,153 as compared to $3,181,656 for nine months ended September 30, 1999. Preferred Stock dividends were $118,366 for the nine months ended September 30, 2000 and $81,425 for the nine months ended September 30, 1999. Net loss applicable to Common Stock was $9,566,393 for the nine months ended September 30, 2000, compared to $3,266,211 for the nine months ended September 30, 1999. Loss per common share was $0.24 for the nine months ended September 30, 2000 and $0.09 for the nine months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of September 30, 2000, the Company's cash and cash equivalents on hand were $384,126, compared to $59,970 as of December 31, 1999. This increase was primarily due to the sale of restricted, unregistered shares of Common Stock, described below. However, despite this increase, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no revenues from operations to date. Net cash used by operating activities was $1,949,179 for the nine months ended September 30, 2000, compared to $383,517 for the nine months ended September 30, 1999. This increase resulted from increases in the Company's net loss. Net cash used in operating activities during the first nine months of 2000 does not include non-cash charges of $389,293 for depreciation and amortization, $214,134 from loss on impairment of assets and $6,987,409 for non-cash compensation to employees, directors and service providers.

The Company's net cash used in investing activities decreased slightly from $1,695,987 in the nine months ended September 30, 1999 to $1,694,887 in the nine months ended September 30, 2000, primarily as a result of a decrease in new machinery and equipment purchases.

During the nine months ended September 30, 2000, the Company repaid long-term debt from significant shareholders in the amount of $181,438. The Company also incurred new long-term debt from significant shareholders in the amount of $351,111. These loans payable by the Company to certain of its shareholders are unsecured, non-interest bearing, and due upon demand. During the period through March 31, 2000, the Company issued 511,300 shares of Common Stock for net proceeds of $1,022,600 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. During the nine months ended September 30, 2000, the Company also issued 347,333 shares of Common Stock for net proceeds of $804,853 in transactions exempt under Section 4(2) of the Securities Act of 1933. During the three months ended September 30, 2000, the Company issued 790 shares of Series B Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,975,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The Company's net cash provided by financing activities rose to $3,968,222 for the nine months ended September 30, 2000 from $2,045,167 for the nine months ended September 30, 1999.

The Company lacks assured available financial resources to meet its September 30, 2000 working capital deficit of $80,449 and future operating costs.

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

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. Through September 30, 2000, the Company has incurred research and development costs of $199,982 with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of November 15, 2000, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

As of September 30, 2000, the Company was not a party to any pending litigation.


ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended September 30, 2000. During the three months ended September 30, 2000, the Company issued 83,333 restricted, unregistered shares of Common Stock for net proceeds of $250,000 in a transaction exempt under Section

4(2) of the Securities Act of 1933. During the third quarter of 2000, the Company also issued 790 restricted, unregistered shares of Series B Redeemable Convertible Cumulative Preferred Stock for net proceeds of $1,975,000 through a private placement pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at the $2,500 per share plus accrued dividends. Each share of Series B Redeemable Convertible Cumulative Preferred Stock is convertible into 835 shares of Common Stock at the holder's option.

Also, during the three months ended September 30, 2000, one holder of one share of Series A Redeemable Convertible Cumulative Preferred Stock and two holders of an aggregate of 48 shares of Series B Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 24,000 and 40,080, respectively, shares of Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended September 30, 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on August 18, 2000, and the holders of a majority of the Company's common shares present in person or by proxy at the annual meeting elected the following individuals to the Company's Board of Directors until the next annual meeting of shareholders or until their successors are duly elected and qualified to serve: William Owens as Chairman, Robert Baratta as Vice Chairman, John Bares, Jean-Michel Cousteau, Frank Esposito, Gordon Kuljian, Joseph Lopez, Dennis McGuire and John Odwazny. The holders of a majority of the Company's common shares present in person or by proxy at the annual meeting also adopted the 2000 Long Term Incentive Program and directed the Company to reserve 4,000,000 shares of common stock for issuance under the plan and ratified the appointment of Barry I. Hechtman, P.A. to audit the financial statements of the Company for 2000.

On September 21, 2000, the shareholders of a majority of the Company's common shares acting by written consent elected John M. Gumersell to the Company's Board of Directors, effective immediately, to serve until the next annual meeting of shareholders or until their successors are duly nominated, elected and qualified to serve.

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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.

4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.

         (b) REPORTS ON FORM 8-K.

                  No reports were filed on Form 8-K during the three months ended September 30, 2000.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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