Form 10KSB/A
period 2000-12-31
ULTRASTRIP SYSTEMS INC
filed 2002-11-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663


                            UltraStrip Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Florida                                         65-0841549
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                         Identification No.)


     3515 S.E. Lionel Terrace, Stuart, Florida                     34997
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Issuer's telephone number      (772) 287-4846
                         --------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered
--------------------                  ------------------------------------------

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

Yes [ ]  No [X].

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

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates computed by reference to the price at which the common equity was sold as of March 31, 2001 was: $53,153,550(1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,473,920 shares of Common Stock, $0.01 par value, as of March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

            TRANSITIONAL SMALL BUSINESS DISCLOSURE FORM (CHECK ONE):

Yes [ ]  No [X]







(1) The Company's Common Stock is not listed on any public exchange or established trading market.


Note: The information contained in this Form 10-KSB/A relates only to the covered period. Except as set forth in Note 15 to the Company's Financial Statements, the Company has not provided supplemental or revised information occurring after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to December 31, 2000.

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

         In September 1999, the Company entered into a Development Agreement with the NREC to develop technologies based on the Company's original robotic coatings removal concept. Simultaneously, the Company executed the NASA Joint Sponsored Research Agreement for the Robotics Engineering Consortium and Articles of Collaboration, thus enabling NASA matching funding for project-related efforts at the NREC and at NASA's Jet Propulsion Laboratory (JPL) in Pasadena, California.

         Any technology developed by the Company prior to entering into the Development Agreement or developed without the NREC's assistance belongs exclusively to the Company. As mentioned earlier, Mr. McGuire developed the base technology for ultra high-pressure coatings removal between 1990 and 1995. Patent applications for the base technology were filed in 1995 wherein U.S. Patent 5,628,271 issued in 1997 and U.S. Patent 5,849,099 issued in 1998. The patents have subsequently been acquired by and assigned to the Company. Patent Application 08/854,384 has also been allowed and is based on a filing date of 1995 and a C-I-P application is pending on a similar matter also claiming the 1995 filing date. U.S. Patent 6,287,389 was issued on September 11, 2001 to Dennis McGuire as inventor and was subsequently assigned to the Company. This patent covers a three-dimensional, ultra-high pressure automobile paint stripping system and is solely owned by the Company.

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

         The Company is in the process of considering equipping its headquarters with satellite communications capabilities, with a view toward allowing it to maintain wireless communications and to timely monitor its products and services in diverse geographic areas. Eventually, the Company intends to equip each M2000 system with specialized computer chips, to allow heightened monitoring of the systems' functions at the Company's headquarters. In addition to the internal chip, the Company is exploring the use of on-site cameras to monitor system functions such as speed and mobility. The Company believes that this ability constantly to monitor the Company's products will not only increase efficiency and productivity, but also enable the Company to provide field support to the Wallem support team and enhanced service to its customers.

         MANUFACTURE OF THE M2000 SYSTEM

         The Company currently plans to outsource the manufacturing of some of the system's components to major industry suppliers. The Company has also identified back-up vendors for those components and expects to keep stock, as necessary, of any highly specialized components.

         The Company plans to manufacture the robotic equipment in a new manufacturing facility currently under construction adjacent to its Stuart, Florida headquarters and warehousing facilities. The Company believes that bringing the manufacturing of its robotic equipment in-house will help to ensure product quality and availability and provide it with the ability to identify and implement product modifications and upgrades quickly and efficiently. The Company will also perform product testing and failure analysis.

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


INTELLECTUAL PROPERTY AND RESEARCH AND DEVELOPMENT. The Company owns the technology that is the subject of U.S. Patents No. 5,628,271 and No. 5,849,099 related to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. The Company continues to develop and refine new technologies that are in the patent-pending process. To date, the Company has expended in excess of $500,000 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process, and our business plan currently anticipates the commitment of significant funds for future research and development.

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

   -------------------------------------- ------------------------- ------------------------ ---------------------
                 CRITERIA                   ULTRASTRIP AUTOMATED        VACUUM ADHESION       BOOM TRUCK VEHICLE
                                              HYDRO-BLASTING                VEHICLES
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Operational applicability              Broad                     Limited                  Limited
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Maneuverability/ Controllability       Good                      Poor                     Poor
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Productivity/hour (SA 2.5)             1,000 - 2,000 ft          50 - 300 ft              500 - 1,000 ft
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Sweeping capability (SA 1)             Yes                       Difficult                Difficult
   -------------------------------------- ------------------------- ------------------------ ---------------------
   High speed spot and sweep              Yes                       No                       No
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Consistent productivity                Yes                       No                       No
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Operational orientation                Horizontal/Vertical       Vertical                 Vertical
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Waste water treatment                  Complete                  Minimal                  Minimal
   -------------------------------------- ------------------------- ------------------------ ---------------------


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

EMPLOYEES. As of March 31, 2001, the Company employed 14 full-time employees and two part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases and occupies 14,000 square feet of space in Stuart, Florida. The average monthly rent for the space is $9,042 and the lease expires October 31, 2005. The space is used for warehousing M2000s, sales and administrative offices and customer support.

ITEM 3. LEGAL PROCEEDINGS.

As of March 31, 2001, the Company was not a party in any pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. As of July 20, 2001, the Company had 1,183 record holders of its Common Stock, 22 record holders of Series A Redeemable Convertible Cumulative Preferred Stock and 69 record holders of Series B Redeemable Convertible Cumulative Preferred Stock.

As of July 20, 2001, stock options and warrants to acquire an aggregate of 17,465,000 shares of the Company's Common Stock were outstanding, held by related and unrelated parties. In addition, as of July 20, 2001, 816,000 shares of Common Stock could be converted from the 34 shares of Series A preferred stock issued and outstanding, and 881,760 shares of common stock could be converted from the 1,056 shares of Series B preferred stock issued and outstanding.

The Company issued 33,056,752 common shares to its founders in April 1998 for $82,642 in initial capital contributions of services rendered in transactions exempt under Section 4(2) of the Securities Act of 1933.

During the period from January 6, 2000 to July 31, 2000, twelve holders of an aggregate of 15 shares of Series A Preferred Stock exercised their conversion rights and were issued 360,000 shares of Common Stock. During the period from July 21, 2000 to December 26, 2000, eight holders of an aggregate of 134 shares of Series B Preferred Stock exercised their conversion rights and were issued 111,890 shares of Common Stock.

Between January and March 2000, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 511,300 common shares, raising $1,022,600.

In May 2000, the Company issued 400,000 restricted, unregistered shares of Common Stock valued at $800,000 to an investment banking firm for services rendered in the development of a business plan and other services for the Company. The shares were freely returned to the Company in June 2002.

In May 2000, the Company issued 264,000 shares of Common Stock for net proceeds of $554,852 in transactions exempt under Section 4(2) of the Securities Act of 1933.

Between June and October 2000, the Company conducted a private placement of Series B Preferred Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act, issuing 1,292 Series B preferred shares and raising $3,230,000, of which $200,000 was receivable at December 31, 2000.

In August 2000, the Company issued 83,333 shares of Common Stock for net proceeds of $250,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

In December 2000, the Company issued 13,741 shares of Common Stock for net proceeds of $37,822 in the aggregate in transactions exempt under Section 4(2) of the Securities Act of 1933.

Please see our filing on Form 10-KSB for the year ended December 31, 1999 for information about equity sales prior to our fiscal year 2000 that were not registered under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION.

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

DEVELOPMENT STAGE EXPENSES

Development stage expenses were $11,142,297 for the year ended December 31, 2000, as compared to $3,990,272 for the year ended December 31, 1999. The primary components of development stage expenses were cost of equipment sales, loss from impairment of assets, selling, general and administrative expenses and non-cash compensation expenses, all of which are described below.

COST OF EQUIPMENT SALES

Cost of equipment sales increased from $0 for the year ended December 31, 1999 to $29,766 for the year ended December 31, 2000, due to the resale of equipment manufactured by another company

LOSS FROM IMPAIRMENT OF ASSETS

Loss from impairment of assets increased from $0 for the year ended December 31, 1999 to $214,134 for the year ended December 31, 2000 due to a write-off of obsolete equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general, and administrative expenses increased from $1,103,348 for the year ended December 31, 1999 to $3,910,988 for the year ended December 31, 2000. This increase is the result of $513,291 in expenses for research & development conducted at the National Robotics Engineering Consortium at Carnegie Mellon University and other research partners. This compares to $0 spent for research & development during 1999. Consulting expenses also contributed to the increase in selling, general and administrative expenses. Consulting expenses increased to $697,659 in the year ended December 31, 2000 from $158,152 in the year ended December 31, 1999, due primarily to an increase in engineering services, the Company's contract with Projects International to help identify strategic partners in Asia, and the Company's engagement of an investment banking firm. Salaries and compensation expense, including salaries to officers, totaled $546,295 for the year ended December 31, 2000, as compared to $417,725 for the year ended December 31, 1999. This increase is the result of the hiring of additional full-time employees. Depreciation and amortization expenses increased from $8,327 in the year ended December 31, 1999 to $703,144 in the year ended December 31, 2000.

NON-CASH COMPENSATION EXPENSES

Non-cash equity compensation expenses increased to $6,987,409 for the year ended December 31, 2000 from $2,886,924 for the year ended December 31, 1999. The non-cash equity compensation expenses consist of three types of expenses: variable accounting charges for the issuance of options to employees and directors with cashless conversion provisions, expenses for options issued to service providers, and expenses for Common Stock issued for services. The largest component of these non-cash equity compensation charges relates to the Company's issuance of options to employees and directors in 1998 and 1999 with cashless conversion provisions that require variable accounting treatment, which increased to $4,031,986 for the year ended December 31, 2000 from $2,094,238 for the year ended December 31, 1999. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These charges were incurred when the estimated fair value of the Company's common stock increased to $3.00 per share.

The non-cash charges for equity compensation also include non-cash expense resulting from options issued to members of the Company's Board of Advisors and service providers, which increased to $2,155,423 for the year ended December 31, 2000 from $621,716 for the year ended December 31, 1999. Lastly, the non-cash charges for equity compensation include expense from Common Stock issued for services, which increased to $800,000 for the year ended December 31, 2000 from $170,970 for the year ended December 31, 1999.

LOSS FROM OPERATIONS

The Company continues to recognize losses from its operations. Loss from operations in the year ended December 31, 2000 was $11,112,221 as compared to $3,990,272 for 1999. This increase in losses is primarily due to the increases in selling, general and administrative expenses and non-cash compensation expenses described above.

INTEREST EXPENSE

Interest expense totaled $18,065 for the full year 2000, compared to $6,248 for the full year 1999.

NET LOSS

Net loss was $11,130,286 for the year ended December 31, 2000, compared to $3,996,520 for the year ended December 31, 1999.

PREFERRED STOCK DIVIDENDS

Preferred Stock dividends were $213,768 and $131,633 for the years ended December 31, 2000 and 1999, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $11,344,054 for the year ended December 31, 2000, compared to $4,128,153 for the year ended December 31, 1999. Loss per common share was $0.28 and $0.11 in 2000 and 1999, respectively.

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

Officer salaries and compensation expense increased from $0 in the nine months ended December 31,1998 to $417,725 for the year ended December 31, 1999. This increase reflects the addition of three officers to the management team. All labor and management expenses were incurred on a consulting basis in 1998 and 1999. Consulting expenses were $279,315 for the nine months ended December 31, 1998 and decreased to $158, 153 for the year ended December 31, 1999.

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

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $4,128,153 for the year ended December 31, 1999, compared to $738,145 for the year ended December 31, 1998. Loss per common share was $0.11 and $0.02 in 1999 and 1998, respectively.

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

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated no significant revenues from operations to date. Net cash used by operating activities was $2,752,568 for the year ended December 31, 2000, compared to $699,125 for the year ended December 31, 1999. This increase resulted from increases in the Company's net loss, offset by increases in accounts payable and accrued expenses. Net cash used in operating activities during 1999 does not include non-cash charges of $703,145 for depreciation and amortization, $214,134 for impairment of equipment, $800,000 for issuance of Common Stock for services, $2,155,423 for options granted to service providers, and $4,031,986 for non-cash compensation to employees and directors.

During the year ended December 31, 2000, the Company incurred long-term debt from a significant shareholder in the amount of $351,111 as well as repaid long-term debt from a significant shareholder in the amount of $448,992. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate amount of $517,893 are unsecured, non-interest bearing, and due upon demand.

During the year ended December 31, 2000, the Company conducted a private placement of Common Stock between January and March 2000 pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 511,300 common shares, raising $1,022,600. In May 2000, the Company issued 264,000 shares of Common Stock for net proceeds of $554,853 in transactions exempt under Section 4(2) of the Securities Act of 1933. The Company conducted a private placement of Series B Preferred Stock pursuant to Rules 506 of Regulation D as promulgated under the 1933 Act between June and October 2000, issuing 1,290 Series B preferred shares and raising $3,230,000, of which $200,000 was receivable at December 31, 2000. In August 2000, the Company issued 83,333 shares of Common Stock for net proceeds of $250,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933. In December 2000, the Company issued 13,741 shares of Common Stock for net proceeds of $37,822 in the aggregate in transactions exempt under Section 4(2) of the Securities Act of 1933. Total net cash from financing activities was $4,791,427 for the year ended December 31, 2000, as compared to $2,635,770 for the year ended December 31, 1999.

The Company's capital expenditures decreased slightly from $1,901,059 in the year ended December 31, 1999 to $1,798,525 in the year ended December 31, 2000. The Company currently leases its headquarters facility and is planning to lease an additional facility adjacent to its current location for manufacturing and warehouse operations, and may consider purchasing one or both of these facilities if favorable terms are presented. In addition, the Company may invest in certain machine tools and equipment to enable it to manufacture critical components of its robotic systems. In total, the Company estimates that aggregate capital expenditures over the next twelve months may be as much as $750,000.

The Company may also incur additional future expense in connection with its research and development activities. To date, the Company has expended an aggregate of $513,291 in connection with research and development of the technology related to its robotic hydro-blasting system and other research projects currently in process. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $650,000. The Company intends to advance the design and operations of its systems through continuing research and development.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend approximately $5.5 million, within the next twelve months. The Company estimates that of that amount (i) $0.65 million will be for research and development, (ii) $0.35 million for sales and marketing efforts, (iii) $0.8 million for professional fees, (iv) $3.0 million for other operating expenses, such as payroll, rent and office expense and (v) $0.75 million for investment in property and equipment.

The Company lacks assured available financial resources to meet its December 31, 2000 working capital deficit of $826,071 and future operating costs.

The Company will seek additional equity capital from private offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months. Aside from cash flow generated from the sale or rental of equipment or from equity financing, the only other source of funds for operations that has been identified by the Company is loans from executive officers and shareholders. There can be no assurance that additional financing or sources of funds sufficient to meet the operating needs of the Company, including its expected funding needs over the next twelve months, will be available to the Company. If the Company is unable to obtain the necessary additional capital, it may be required to change the proposed business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

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

PLAN OF OPERATION

As of March 31, 2001, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

The Company plans to offer two primary sales options: outright equipment purchase and long-term rental contracts. The Company believes the rental contract with Tecor and the equipment purchase by Robotic Environmental Services may facilitate the signing of additional purchase orders and rental contracts over the next twelve months. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of spare parts and accessories to those customers that have purchased or rented robotic hydro-blasting systems. Only one such spare parts purchase agreement or commitment has been made to date.

Should the Company receive future purchase orders or sign future rental contracts, the Company has identified sources of lending to provide project finance funds to cover the costs associated with equipment manufacture.

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

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2000 and December 31, 1999 were prepared on the going-concern basis. For the years ended December 31, 2000 and 1999, the Company incurred net losses applicable to common stock of $11,344,054 and $4,128,153, respectively, had a working capital deficit of $829,071 and $377,414, respectively, and has outstanding redeemable preferred stock that can become mandatorily redeemable during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by, and serve at the discretion of, the Board of Directors. The Company's directors and officers at March 31, 2001 are as follows:

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

KEVIN P. GRADY, Director of Contract Services (49). Mr. Grady co-founded the Company after working with Dennis and Jacqueline McGuire at Amclean. He is responsible for contractor operations and personnel. Previously he owned and operated an air conditioning sales and service company. Mr. Grady has served as a Company employee since January 1, 2001.

MICHAEL CRISTOFORO, Director of Investor Relations (48). Mr. Cristoforo co-founded the Company and has been responsible for investor sourcing and relations since inception. Since 1986 he has owned and operated an automobile body shop, bringing him familiarity with metal corrosion and sand-blasting. Mr. Cristoforo received an associates degree in business management from Bronx Community College in 1972. Mr. Cristoforo has served as a Company employee since January 1, 2001.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

No Form 3, 4 or 5 was filed by any director, officer or beneficial owner of more than ten percent of any of the Company's equity securities during fiscal year 2000 as these individuals were unaware of the Company's status as a registrant with the SEC and their resulting reporting obligations pursuant to the Securities Exchange Act of 1934. The Company intends to assist its directors, officers and ten percent shareholders in complying with their Exchange Act reporting obligations henceforth.

ITEM 10. EXECUTIVE COMPENSATION.

The following table displays information concerning compensation paid or accrued for the fiscal years ended December 31, 1998, 1999, and 2000, for the benefit of our named executive officers.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION      LONG-TERM COMPENSATION AWARDS
                                           -----------------------   ---------------------------------
                                      FISCAL         SALARY              SECURITIES UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION(S)         YEAR            ($)                          (#S)
---------------------------------------------------------------------------------------------------------
Dennis E. McGuire                      2000         260,000(1)                      --
President and Chairman of              1999         260,000(2)                    400,000
The Board                              1998          97,500(2)                      --

Jacqueline K. McGuire                  2000         130,000(3)                      --
Vice President and Secretary           1999          78,000(4)                    200,000
                                       1998          58,500(4)                      --

----------
(1) Mr. McGuire served as an employee of the Company during 2000 without an employment contract.

(2) In lieu of salary, Mr. McGuire received compensation in 1998 and 1999 under a consulting agreement with the Company, dated April 4, 1998 and expiring December 31, 1999.

(3) Mrs. McGuire served as an employee of the Company during 2000 without an employment contract.

(4) In lieu of salary, Mrs. McGuire received compensation in 1998 and 1999 under a consulting agreement with the Company, dated April 4, 1998 and expiring December 31, 1999.

Robert O. Baratta began serving as Co-Chief Executive Officer on a part-time basis in January 2001 and became full-time Co-Chief Executive Officer in July 2001. John P. Odwazny, who joined the Company in March 2001, also serves as Co-Chief Executive Officer.

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

The table below sets forth information for each Named Executive Officer with regard to the aggregate stock options held at December 31, 2000. No stock options were exercised by any of the Named Executive Officers during 2000.


                                          NUMBER OF SECURITIES      VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED     IN-THE-MONEY OPTIONS AT
                                          OPTIONS AT FY-END              FY-END (1)
                                        -----------------------    ----------------------------
          NAME                         EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                           (#)           (#)            ($)            ($)
          ---------------------------------------------------------------------------------------
          Dennis E. McGuire                 400,000       -               450,000       -
          Jacqueline K. McGuire             200,000       -               391,500       -

(1)  Based on the offering price per share of $3.00 as of December 31, 2000.

EMPLOYMENT AGREEMENTS

Effective January 1, 2001, the Company entered into employment agreements with Robert Baratta for part-time employment through June 30, 2001 as the Company's Co-Chief Executive Officer, Dennis McGuire for employment effective July 1, 2001 through June 30, 2004 as the Company's Chief Technology Officer, and Jacqueline McGuire for employment through December 31, 2003 as the Company's Vice President.

ROBERT O. BARATTA. In January 2001, the Company entered into a part-time employment agreement with Dr. Baratta effective from January 1, 2001 to June 30, 2001, which provided for a salary of $105,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a non-qualified stock option to acquire 500,000 shares of the Company's common stock at an exercise price of $3.00 per share exercisable through December 31, 2005, and payment of normal business expenses. The Company subsequently entered into a full-time employment agreement with Dr. Baratta effective July 1, 2001 to June 30, 2004, which provided for an annual salary of $275,000, a non-qualified stock option to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2008 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2009 and subject to certain Company earnings performance targets, and payment of normal business expenses.

DENNIS E. MCGUIRE. In January 2001, the Company entered into an employment agreement with Mr. McGuire effective July 1, 2001 to June 30, 2004, which currently provides for an annual salary of $275,000, a non-qualified stock option to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2008 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2009 and subject to certain Company earnings performance targets, and payment of normal business expenses.

JACQUELINE K. MCGUIRE. In January 2001, the Company entered into an employment agreement with Ms. McGuire effective January 1, 2001 to December 31, 2003, which currently provides for an annual salary of $150,000, a restricted stock grant of 150,000 shares of the Company's Common Stock as an incentive bonus, and, as amended by her stock option agreement with the Company, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per shares exercisable through December 31, 2010 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares shall vest on 12/31/01, 12/31/02, and 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 200,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 66,666 shares shall vest on 12/31/04 and 12/31/05, and 66,668 on 12/31/06, and payment of normal business expenses.

COMPENSATION OF DIRECTORS

The Company compensates members of the Board of Directors for their services in such capacity with stock option grants upon election to the Board. In 2000, the Company also paid meeting fees to all outside directors who attended the Board's sole meeting. The Company's shareholders adopted a 1999 Outside Directors Stock Option Plan at the annual meeting of shareholders on August 14, 1999. The plan created a pool of 500,000 (increased by resolution of the Board of Directors in November 1999 to 2,000,000) shares of Common Stock to be granted at the discretion of the Board to Directors of the Company who are not employed by the Company.

The Company has made the following awards under this plan:

         On August 15, 1999, the Board of Directors awarded options to purchase an aggregate of 1,000,000 shares of Common Stock to 5 newly-elected Directors. The options have an exercise price of $1.875 per share and are exercisable through August 15, 2002.

         On August 18, 2000, the Board of Directors awarded options to purchase an aggregate of 850,000 shares of Common Stock to 4 newly-elected or re-elected Directors. The options have an exercise price of $3.00 per share and are exercisable through August 17, 2003.

The following table shows all compensation paid to outside directors in 2000:

                                                 CASH COMPENSATION                    SECURITY GRANTS
                                                 -----------------                    ---------------
                                                                                                       NUMBER OF
                             ANNUAL                          CONSULTING            NUMBER              SECURITIES
                            RETAINER           MEETING        FEE/OTHER              OF                UNDERLYING
        NAME                FEE ($)            FEES ($)       FEES ($)            SHARES (#)         OPTIONS/SARS (#)
        ----                -------            --------       --------           ----------         ----------------
   R.O. Baratta                0                 2000            0                   --                250,000
   J.P. Odwazny                0                 2000            0                   --                      0
   D.E. McGuire                0                    0            0                   --                      0
   W.A. Owens                  0                    0            0                   --                500,000
   J.E. Bares                  0                 2000            0                   --                      0
   R.G. Buchanan               0                    0            0                   --                      0
   J.M. Cousteau               0                 2000            0                   --                      0
   F.R. Esposito               0                 2000            0                   --                200,000
   J.M. Gumersell              0                    0            0                   --                      0
   G.G. Kuljian                0                 2000            0                   --                200,000
   T.J. Lopez                  0                    0            0                   --                200,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of March 31, 2001 with respect to the beneficial ownership of shares of Common Stock by (i) each person owning more than five percent, (ii) each director and officer, and (iii) officers and directors as a group:

                                             COMMON SHARES
                                            UNDERLYING OPTIONS
                                COMMON        WARRANTS AND
    OWNER                       SHARES       PREFERRED STOCK     TOTAL          PERCENT
    -----                       ------       ---------------     -----          -------
Kevin P. Grady(3)             7,231,394           200,000      7,431,394         17.92
Michael Cristoforo(3)         1,461,256(4)      2,000,000      3,461,256          8.35
John Caperton(3)              2,035,556           200,000      2,235,556          5.39

Dennis E. McGuire(1)          7,541,991         1,400,000      8,941,991         21.56
Robert O. Baratta(1)(2)         683,333         2,213,000      2,896,333          6.98
John P. Odwazny(1)(2)           451,112(5)      1,080,000      1,531,112          3.69
Frank R. Esposito(1)            463,926           200,000        663,926          1.60
William A. Owens(1)                   0           500,000        500,000          1.21
Jacqueline K. McGuire(2)        239,108           200,000        439,108          1.06
Jean-Michel Cousteau(1)         200,000           200,000        400,000          0.96
Michael R. Donn(2)              125,000           200,000        325,000          0.78
John E. Bares(1)                      0           200,000        200,000          0.48
Gordon G. Kuljian(1)                  0           200,000        200,000          0.48
T. Joseph Lopez(1)                    0           200,000        200,000          0.48
Scott R. Baratta(2)              50,000            24,000         74,000          0.18
R. Gerald Buchanan(1)            50,000                 0         50,000          0.12
John M. Gumersell(1)             20,000                 0         20,000          0.05

 Officers and directors as
 a group (13 persons)         9,824,470         6,617,000     16,441,470         39.64

----------
(1)  A director
(2)  An executive officer
(3)  5% shareholder
(4) Includes shares for which beneficial ownership is disclaimed: 231,500 owned by wife, 3,080 owned by daughter, and 155,556 owned by mother
(5) Includes shares for which beneficial ownership is disclaimed: 346,112 common shares owned by wife.

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

Reference is also made to Note 15 to the Financial Statements attached hereto.

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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.

4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.

10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 10.1 to
                                                                            the Form 10-SB.

10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 10.2 to
                                                                            the Form 10-SB.

10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 10.3 to
                                                                            the Form 10-SB.

10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 10.4 to
                                                                            the Form 10-SB.

10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 10.5 to
                                                                            the Form 10-SB.

10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 10.6 to
                                                                            the Form 10-SB.

10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 10.7 to
                                                                            the Form 10-SB.

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.

10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society

10.15                Promissory Note executed by UltraStrip Systems,        Incorporated by reference to Exhibit 10.15 to
                     Inc. in favor of Kevin P. Grady dated March 16, 2001   the Form 10-SB.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.


         (b) REPORTS ON FORM 8-K.

                  No reports were filed on Form 8-K during the fourth quarter of 2000.

                         INDEX TO FINANCIAL STATEMENTS




                                                                      PAGE
                                                                      ----


Report of Independent Certified Public Accountants                     F-2

Balance Sheet                                                          F-3

Statements of Operations                                               F-4

Statements of Changes in Stockholders' Deficit                         F-5

Statements of Cash Flows                                               F-6

Summary of Significant Accounting Policies                             F-7

Notes to Financial Statements                                          F-10

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

                                   MEMBER OF:
                     FLORIDA AND AMERICAN INSTITUTE OF CPAS
                   PRIVATE COMPANIES AND SEC PRACTICE SECTIONS

8100 SW 81 DRIVE                                     TELEPHONE: (305) 270-0014
SUITE 210                                            FAX: (305) 598-3695
MIAMI FLORIDA, 33143-6603                            EMAIL: BARRYCPA@NETZERO.NET


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheets of UltraStrip Systems, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2000 and 1999 and for the period from April 2, 1998 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended and from April 2, 1998 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, certain errors that resulted in the overstatement of additional paid in capital and the understatement of accumulated deficit were discovered by management of the Company during the current year. Accordingly, the 2000 and 1999 financial statements have been restated to correct the errors.


/s/ Barry I. Hechtman, P.A.
Miami, Florida                                      Certified Public Accountants
March 15, 2001 except for Note 2 and 15,
   as to which the date is September 10, 2002

                            ULTRASTRIP SYSTEMS, INC.

                                  BALANCE SHEET


---------------------------------------------------------------------------------------------------------------------------------
December 31,                                                                                        2000             1999
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                  $    300,304       $     59,970
   Prepaid expenses and other                                                                           --             12,903
-----------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               300,304             72,873

Property and equipment, net (Notes 3 and 6)                                                      3,017,634          2,130,623
Patents, net                                                                                        89,345             95,109
Other assets                                                                                         4,066              4,066
-----------------------------------------------------------------------------------------------------------------------------
                                                                                              $  3,411,349       $  2,302,672
=============================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                      $    774,536       $    314,410
   Accrued preferred stock dividends (Note 8)                                                      345,401            131,633
   Notes payable - current portion (Note 6)                                                          9,438              4,244
-----------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                        1,129,375            450,287

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 5 and 6)                                                   517,893            615,774
   Notes payable, less current portion (Note 6)                                                     78,879             90,038
-----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                1,726,147          1,156,099

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 and 49 shares outstanding, $25,000 per share redemption amount (Note 8)                      850,000          1,225,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,158 and 0 shares outstanding, $2,500 per share redemption amount (Note 8)                   2,695,000                 --

COMMITMENTS AND CONTINGENCIES (Notes 1 and 13)

STOCKHOLDERS' DEFICIT (NOTES 7, 8 AND 9)
    Common stock, $0.01 par value; 100,000,000 shares authorized;
    40,284,140 and 38,539,876 shares issued and outstanding                                        402,841            385,400
    Additional paid-in capital                                                                  13,872,713          4,327,471
    Additional paid-in capital - unissued subscribed shares                                         75,000             75,000
    Deficit accumulated during the development stage                                           (16,210,352)        (4,866,298)
-----------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                     (1,859,798)           (78,427)
-----------------------------------------------------------------------------------------------------------------------------

                                                                                              $  3,411,349       $  2,302,672
=============================================================================================================================

See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                                           From
                                                                       For the          For the        Apr. 2, 1998
                                                                     year ended        year ended       (inception)
                                                                    Dec. 31, 2000    Dec. 31, 1999    to Dec. 31, 2000
----------------------------------------------------------------------------------------------------------------------
REVENUES:
     Equipment Sales                                              $     30,076       $         --       $     30,076

DEVELOPMENT STAGE EXPENSES:
     Cost of equipment sales                                            29,766                 --             29,766
     Selling, general and administrative, excluding non-cash
           compensation (benefit) expense                            3,910,988          1,103,348          5,438,877
     Loss from impairment of assets                                    214,134                 --            214,134
     Non-cash compensation expense  (Notes 7 and 9)                  6,987,409          2,886,924         10,187,937
--------------------------------------------------------------------------------------------------------------------

Total development stage expenses                                    11,142,297          3,990,272         15,870,714
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                               (11,112,221)        (3,990,272)       (15,840,638)

Other expense:
     Interest expense                                                   18,065              6,248             24,313
--------------------------------------------------------------------------------------------------------------------

Net loss                                                           (11,130,286)        (3,996,520)       (15,864,951)

Preferred stock dividends (Note 8)                                    (213,768)          (131,633)          (345,401)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                               $(11,344,054)      $ (4,128,153)      $(16,210,352)
====================================================================================================================

Net loss per common share (basic and diluted)                     $      (0.28)      $      (0.11)
====================================================================================================================

Weighted average number of common shares outstanding                39,812,198         37,174,102
====================================================================================================================


See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

               FROM APRIL 2, 1998 (INCEPTION) TO DECEMBER 31, 2000

                                                                   Common Stock             Additional
                                                              --------------------------      Paid-In
                                                                 Shares        Amount         Capital
                                                              ----------    ------------    ------------
Common stock issued for services (04/02/1998)                 33,056,752    $    330,568    $   (247,926)
Common stock issued for cash (04/1998 to 05/1998)                890,548           8,905          62,145
Common stock issued for cash (06/1998 to 11/1998)              2,645,320          26,453         564,667
Common stock issued for cash (07/1998 to 11/1998)                305,360           3,054         187,796
Issuance of equity instruments for services (04/30/1998)              --              --         139,720
Issuance of equity instruments for services (12/01/1998)              --              --          91,242
Net loss for the period April 2, 1998 (inception) to
  December 31, 1998                                                   --              --              --
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                  36,897,980         368,980         797,644

Common stock issued for services (04/1999)                       164,000           1,640         169,330
Common stock issued for cash (08/1999 to 11/1999)                165,896           1,660         299,054
Common stock subscribed for cash (08/1999)                            --              --              --
Conversion of series A preferred to common (Note 8)              312,000           3,120         321,880
Purchase of patent (12/17/1999)                                1,000,000          10,000          23,609
Issuance of equity instruments for services (06/30/1999)              --              --         184,040
Issuance of equity instruments for services (11/23/1999)              --              --         279,051
Issuance of equity instruments for services (12/17/1999)              --              --         158,625
Non-cash compensation (benefit) expense (Note 9)                      --              --       2,094,238
Preferred stock dividends (Note 8)                                    --              --              --

Net loss for the year                                                 --              --              --
--------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                  38,539,876         385,400       4,327,471

Common stock issued for cash (01/2000 to 03/2000)                511,300           5,113       1,017,487
Common stock issued for services (05/2000)                       400,000           4,000         796,000
Common stock issued for cash (05/2000)                           264,000           2,640         552,212
Common stock issued for cash (08/2000)                            83,333             833         249,167
Common stock issued for cash (12/2000)                            13,741             136          37,686
Conversion of series A preferred to common (Note 8)              360,000           3,600         371,400
Conversion of series B preferred to common (Note 8)              111,890           1,119         333,881
Issuance of equity instruments for services (05/2000)                 --              --       2,077,188
Issuance of equity instruments for services (05/2000)                 --              --          78,235
Non-cash compensation (benefit) expense (Note 9)                      --              --       4,031,986
Preferred stock dividends (Note 8)                                    --              --              --
Net loss for the year                                                 --              --              --
--------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                  40,284,140    $    402,841    $ 13,872,713
========================================================================================================

[RESTUBED]
                                                                 Additional
                                                                  Paid-In         Deficit
                                                                  Capital        Accumulated
                                                                  Unissued        During the          Total
                                                                 Sub-scribed     Development         Capital
                                                                    Shares           Stage          (Deficit)
                                                                 ------------     ------------     ------------
Common stock issued for services (04/02/1998)                              --               --     $     82,642
Common stock issued for cash (04/1998 to 05/1998)                          --               --           71,050
Common stock issued for cash (06/1998 to 11/1998)                          --               --          591,120
Common stock issued for cash (07/1998 to 11/1998)                          --               --          190,850
Issuance of equity instruments for services (04/30/1998)                   --               --          139,720
Issuance of equity instruments for services (12/01/1998)                   --               --           91,242
Net loss for the period April 2, 1998 (inception) to
  December 31, 1998                                                        --     $   (738,145)        (738,145)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                                               --         (738,145)         428,479

Common stock issued for services (04/1999)                                 --               --          170,970
Common stock issued for cash (08/1999 to 11/1999)                          --               --          300,714
Common stock subscribed for cash (08/1999)                        $    75,000               --           75,000
Conversion of series A preferred to common (Note 8)                        --               --          325,000
Purchase of patent (12/17/1999)                                            --               --           33,609
Issuance of equity instruments for services (06/30/1999)                   --               --          184,040
Issuance of equity instruments for services (11/23/1999)                   --               --          279,051
Issuance of equity instruments for services (12/17/1999)                   --               --          158,625
Non-cash compensation (benefit) expense (Note 9)                           --               --        2,094,238
Preferred stock dividends (Note 8)                                         --         (131,633)        (131,633)

Net loss for the year                                                      --       (3,996,520)      (3,996,520)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                                           75,000       (4,866,298)         (78,427)

Common stock issued for cash (01/2000 to 03/2000)                          --               --        1,022,600
Common stock issued for services (05/2000)                                 --               --          800,000
Common stock issued for cash (05/2000)                                     --               --          554,852
Common stock issued for cash (08/2000)                                     --               --          250,000
Common stock issued for cash (12/2000)                                     --               --           37,822
Conversion of series A preferred to common (Note 8)                        --               --          375,000
Conversion of series B preferred to common (Note 8)                        --               --          335,000
Issuance of equity instruments for services (05/2000)                      --               --        2,077,188
Issuance of equity instruments for services (05/2000)                      --               --           78,235
Non-cash compensation (benefit) expense (Note 9)                           --               --        4,031,986
Preferred stock dividends (Note 8)                                         --         (213,768)        (213,768)
Net loss for the year                                                      --      (11,130,286)     (11,130,286)
---------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                     $     75,000     $(16,210,352)    $ (1,859,798)
===============================================================================================================


See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                       STATEMENTS OF CASH FLOWS (NOTE 14)

                                                                                                                      From
                                                                                For the           For the          Apr. 2, 1998
                                                                               year ended        year ended       (inception) to
                                                                              Dec. 31, 2000     Dec. 31, 1999      Dec.31, 2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                   $(11,130,286)      $ (3,996,520)      $(15,864,951)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                               703,145              8,327            711,472
       Impairment of equipment                                                     214,134                 --            214,134
       Common stock issued for services                                            800,000            170,970          1,053,612
       Issuance of equity instruments for services                               2,155,423            621,716          3,008,101
       Non-cash compensation expense                                             4,031,986          2,094,238          6,126,224
   Change in assets and liabilities:
         Escrow receivable                                                              --            116,184                 --
         Prepaid expenses and other                                                 12,903            (12,903)                --
         Deposits                                                                       --             (4,066)            (4,066)
         Accounts payable and accrued expenses                                     460,125            302,929            774,538
--------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           (2,752,568)          (699,125)        (3,980,937)
--------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                                                  --            (61,500)           (61,500)
   Purchase of property and equipment                                           (1,798,525)        (1,839,559)        (3,937,476)
--------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (1,798,525)        (1,901,059)        (3,998,976)
--------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                             --             96,120             96,120
   Proceeds from issuance of long-term debt and warrants to shareholders           351,111            615,774            966,885
   Payments on long-term debt                                                       (5,965)            (1,837)            (7,802)
   Payments on long-term debt to shareholders                                     (448,992)                --           (448,992)
   Proceeds from issuance of preferred stock series A                                   --          1,550,000          1,550,000
   Proceeds from issuance of preferred stock series B                            3,030,000                 --          3,030,000
   Proceeds from subscription of common stock                                           --             75,000             75,000
   Proceeds from issuance of common stock                                        1,865,273            300,713          3,019,006
--------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                        4,791,427          2,635,770          8,280,217
--------------------------------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          240,334             35,586            300,304

CASH AND EQUIVALENTS, BEGINNING OF YEAR                                             59,970             24,384                  0
--------------------------------------------------------------------------------------------------------------------------------

CASH AND EQUIVALENTS, END OF YEAR                                             $    300,304       $     59,970            300,304
================================================================================================================================


See accompanying summary of significant accounting policies and notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF         UltraStrip Systems, Inc. (the "Company") was incorporated on
OPERATIONS        April 2, 1998 under the laws of the State of Florida. The
                  Company designs, develops and manufactures a robotic hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. The Company has been operating as a development stage enterprise since its inception and is devoting substantially all its efforts to the ongoing development of the Company.

CASH AND CASH     The Company considers all highly liquid investments with a
EQUIVALENTS       maturity of three months or less when purchased to be cash equivalents.

FAIR VALUE OF     The carrying amounts of the Company's financial assets,
FINANCIAL         including cash and cash equivalents and of certain financial
INSTRUMENTS       liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                  Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                  Based upon the conversion terms of the Company's Series A and Series B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $5,348,790.

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

PROPERTY AND      Property and equipment is stated at cost, maintenance and
EQUIPMENT         repairs are charged to operations. Property and equipment
                  consists principally of robotic hydro-blasting machinery and equipment. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

                            ULTRASTRIP SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


LONG-LIVED        The Company evaluates the recoverability of long-lived assets
ASSSETS           by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.
                  At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values.

PATENTS The patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years).

REVENUE           Revenue from sales of equipment is generally recognized when
RECOGNITION       products are shipped, economic risk of loss has passed to the customer, collection is probable, and any future obligations of the Company are insignificant.

ADVERTISING       The Company conducts advertising for the promotion of its
                  products. Advertising costs are charged to operations when incurred; such amounts aggregated $138,805 in 2000 and $117,622 in 1999.

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

RECLASSIFICATIONS Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation.

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

                            ULTRASTRIP SYSTEMS, INC.

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


COMPENSATED       Employees of the Company are entitled to paid vacations, sick
ABSENCES          days and other time off depending on job classification,
                  length of service and other factors. It is impractical to estimate the amount of compensation for future absences and, accordingly, is the Company's policy to recognize the costs of compensated absences when paid to the employees.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      GOING CONCERN      The accompanying financial statements were prepared
                           assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company incurred losses of approximately $16.2 million, and at December 31, 2000 has a working capital deficiency of $829,071 has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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


2.      RESTATEMENT OF     In Financial Accounting Standards Board
        FINANCIAL          Interpretation No. 28 ("FIN 28") and Financial
        STATEMENTS         Accounting Standards Board Statement No. 123 ("FAS
                           123") the Financial Accounting Standards Board
                           ("FASB") expressed its views on the recording of compensation on the issuance of options to non-employees, employees and, directors. The Company has re-evaluated the compensation costs recorded in connection with the issuance of these options as a result of the Company's reinterpretation of the aforementioned interpretation and accounting standard. The re-evaluations resulted in an increase in the development stage expenses and an increase in the losses reported since inception. Specifically, the Company increased the non-cash compensation costs attributable to options issued to non-employees
                           $2,155,423, $621,716 and $230,962 for the periods
                           ended December 31, 2000, 1999 and 1998 respectively and increased the non-cash compensation costs attributable to options with stock appreciation rights issued to employees and directors $4,031,986 and $2,094,238 for the years ended December 31, 2000 and 1999 respectively.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           In Financial Accounting Standards Board Statement No. 47 ("FAS 47) the Financial Accounting Standards Board ("FASB") expressed its views on the disclosure of long-term obligations. The Company has re-evaluated the carrying value of preferred stock recorded in connection with the issuance of these shares and the recognition of accrued dividends payable as a result of the Company's reinterpretation of the aforementioned interpretation and accounting standard. The re-evaluations resulted in an increase in the carrying value of the preferred shares from par value to issuance cost and a decrease in the common stockholders' additional paid in capital. Specifically the Company increased the carrying value of series A preferred stock and reduced the common stockholder's additional paid in capital $849,999 and $1,224,999 and increased the carrying value of series B preferred stock and reduced the common stockholder's additional paid in capital $2,694,989 and $0 for the years ended December 31, 2000 and 1999 respectively. The Company also recorded accrued dividends payable of $213,768 and $131,633 for the years ended December 31, 2000 and 1999 respectively.

                           In Financial Accounting Standards Board Statement No. 121("FAS 121) the Financial Accounting Standards Board ("FASB") expressed its views on the reporting and disclosure of impairment of long-lived assets. The Company has re-evaluated its implementation of this standard resulting in the loss from impairment of assets being reported prior to loss from operations rather than after loss from operations. This restatement resulted in an increase in loss from operations in the amount of $214,134.

                           The effects of the adjustments on the Company's previously reported financial statements for the years ended December 31, 2000, 1999 and since inception are as follows:

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                                      Year ended Dec. 31, 2000        Year ended Dec. 31, 1999              Since Inception
                                -------------------------------   -----------------------------   -------------------------------
Statement of Operations Data:         Restated     As Reported       Restated      As Reported        Restated       As Reported
----------------------------------------------------------------------------------------------------------------------------------

Non-cash compensation             $  6,987,409     $   800,000    $ 2,886,294      $   170,970    $ 10,187,937       $ 1,053,612
Loss from operations               (11,112,221)     (4,421,566)    (3,990,272)      (1,265,991)    (15,840,638)       (6,194,740)
Net loss                           (11,130,286)     (4,653,765)    (3,996,520)      (1,272,239)    (15,864,951)       (6,433,187)
Net loss applicable to common
   stock                           (11,344,054)     (4,653,765)    (4,128,153)      (1,272,239)    (16,210,352)       (6,433,187)
Basic & diluted loss per share           (0.29)          (0.12)         (0.11)           (0.11)


                                                                  December 31, 2000                December 31, 1999
                                                           ------------------------------------------------------------------
                           Balance Sheet Data:                  Restated       As Reported         Restated     As Reported
                           -------------------------------------------------------------------------------------------------
                           Accrued preferred dividends        $  345,401        $        -      $  $131,633      $        -
                           Total current liabilities           1,129,375           819,875          450,287         393,654
                           Total liabilities                   1,726,147         1,416,647        1,156,099       1,099,466
                           Series A preferred                    850,000                 1        1,225,000               1
                           Series B preferred                  2,695,000                11                -               -
                           Additional paid in capital         13,872,713         8,035,934        4,327,471       2,605,555
                           Additional paid in capital
                             subscribed shares                    75,000                 -           75,000               -
                           Deficit accumulated during the
                             development stage               (16,210,352)       (6,433,187)      (4,866,298)     (1,779,422)
                           Total common stockholders'
                             equity (deficit)                 (1,859,798)        2,003,017          (78,427)      1,211,532

3.      PROPERTY AND       Property and equipment consist of the following:
        EQUIPMENT

                                                                                 Estimated
                                                                                  Useful
                             December 31,                                          Life            2000           1999
                             -----------------------------------------------------------------------------------------------
                             Machinery and equipment                               5 years   $   2,428,526      1,884,298
                             Spare parts                                           5 years         615,519              -
                             Furniture and fixtures                                7 years         264,946          6,383
                             Automobile and trucks                                 5 years         168,730        168,731
                             Leasehold improvements                                5 years         168,854         30,421
                             Office equipment                                      5 years          76,767         49,118
                             -----------------------------------------------------------------------------------------------
                                                                                                 3,723,342      2,138,950
                             Less accumulated depreciation and
                                      amortization                                                (705,708)        (8,327)
                             -----------------------------------------------------------------------------------------------

                                                                                             $   3,017,634      2,130,623
                             ===============================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           During the nine months ended September 30, 2000 a new version of the robotic system was built, and the system previously constructed was scrapped for spare parts and written off as an impairment charge. The net book value of these assets included in the loss from the impairment of fixed assets was $214,134.

4.      PATENT             The Company had entered into an option to purchase
                           assets and licensing agreement with a related corporation concerning the use and ownership of U.S.
                           Patent No. 5,628,271 issued on May 13, 1997 entitled
                           Apparatus and Method for Removing Coatings from the Hulls of Vessels using Ultra-high Pressure Water (the
                           "Patent"). Under the terms of the agreement, the Company was to pay $50,000 for each paint stripping robot produced. The amounts paid under the agreement were capitalized by the Company. Total payments made to date under the agreement were $161,500, which included royalties for the two robots completed and payments for anticipated robots prior to the purchase of the Patent

                           The Company exercised an option under the above agreement and acquired the Patent on December 17, 1999. The Patent was acquired through the issuance of 1,000,000 shares of restricted common stock of the Company and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder. The value of the shares on the acquisition date was estimated by management to be $2.00 per share (for a total purchase price of $2,000,000) based upon the selling price of the Company's stock immediately before and after the time of the sale. Amclean's (the seller) interest in the Company subsequent to the transfer of the patent was 2.5% of the total stockholders common stock equity. Immediately subsequent to the acquisition of the patent, 85% of the shareholders of Amclean, Inc. owned 53% of the stock in Ultrastrip Systems, Inc. In accordance with SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent through their ownership of shares of Ultrastrip Systems, Inc., the value of the patent recorded on the company's financial statements was $95,109, which is the carryover basis of the patent from the related party seller.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


5.      NOTES PAYABLE TO   Notes payable to shareholders consist of the
        SHAREHOLDERS       following:

                                  December 31,                                                  2000            1999
                                  -----------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                             $           -   $      97,881

                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                   517,893         517,893

                                  -----------------------------------------------------------------------------------
                                                                                             517,893         615,774

                                  Less current portion (a)                                         -               -
                                  -----------------------------------------------------------------------------------

                                                                                       $     517,893   $     615,774
                                  ===================================================================================

                           (a) Though these notes are due on demand, the Company and the employee/shareholder(s) renegotiated these notes over a longer term in 2001.

6.      NOTES PAYABLE      Notes payable consist of the following:

                            December 31,                                                     2000       1999
                            -----------------------------------------------------------------------------------
                            Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009
                            collateralized by trucks                                     $   88,317   $ 94,282

                            -----------------------------------------------------------------------------------
                                                                                             88,317     94,282

                            Less current portion                                             (9,438)    (4,244)
                            -------------------------------------------------------------------------------------

                                                                                         $   78,879   $ 90,038
                            ===================================================================================

                           Aggregate notes payable and notes payable to shareholders at December 31, 2000 and 1999 consists of the following:

                                                                                     2000                1999
                           ----------------------------------------------------------------------------------------
                           Notes payable                                         $      88,317              94,282
                           Notes payable to shareholders                               517,893             615,774
                           ----------------------------------------------------------------------------------------

                                                                                 $     606,210             710,056
                           ========================================================================================

                           Future cash payment obligations under maturities of notes payable to shareholders and notes payable at December 31, 2000 are as follows:

                                  Year ending December 31,
                                  --------------------------------------------------------------------------------

                                  2001                                                           $      527,331
                                  2002                                                                    7,357
                                  2003                                                                    8,207
                                  2004                                                                    9,156
                                  2005                                                                   10,214
                                  Thereafter                                                             43,945
                                  --------------------------------------------------------------------------------
                                                                                                 $      606,210
                                  ================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


7.      COMMON STOCK       During the year ended December 31, 1999 the Company
                           issued 164,000 shares to a shareholder and member of the Company's Board of Directors of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value of $1.04 per share. In connection therewith, the Company recorded a charge to operations in the amount of $170,970 during 1999.

                           In November 1999 the Board of Directors authorized an amendment to the Company's charter to increase the number of shares of common stock from 40,000,000 to 100,000,000 and authorized a stock split so that each one share of common stock outstanding became four shares of common stock outstanding. Prior to the split 40,000,000 shares were authorized, 9,384,969 common shares were issued and outstanding. Subsequent to the stock split 100,000,000 common shares were authorized and 37,539,876 shares were issued and outstanding. All share and per share information included in the financial statements and the related notes has been restated to reflect the stock split.

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

                           During the year ended December 31, 2000, the Company issued 872,374 shares of restricted, unregistered common stock for net proceeds of $1,865,276.

                           Purchase of patent
                           ------------------

                           The Company acquired from Amclean, Inc. (a related corporation) the Patent for the robotic hydrostripper for 1,000,000 shares of restricted common stock (See
                           Note 4) and cash

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           of $61,500. The Company's common stock was selling at a price of $2 per share to private investors at the date of the sale. According to SAB 48, since the owners of Amclean, Inc. retained a substantial indirect interest in the patent though their ownership of shares of Ultrastrip Systems, Inc., the Company must record the historical cost basis of the patent as recorded by Amclean, Inc., which was $95,109, rather than the fair market value of the assets given.

                           Shares reserved for issuance
                           ----------------------------

                           At December 31, 2000, 13,776,730 shares of Common Stock were reserved for issuance under the Company's fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock and Series B Redeemable Convertible Cumulative Preferred Stock.

                           The following reconciles the components of the loss per share computation:

                                  For the years ended December 31,                      2000                             1999
                                  ----------------------------------------------------------------------------------------------

                                                                  Income      Shares        Per-      Income     Shares     Per-
                                                                 (Nume-      (Deno-        Share     (Nume-     (Deno-      Share
                                                                  rator)      minator)     Amount     rator)     minator)   Amount
                                  -------------------------------------------------------------------------------------------------

                                  Loss per common share
                                      Net (loss) available to
                                           common             $(11,344,055)  39,812,198   $ (0.28)  $(4,128,153)  37,174,102 $(0.11)
                                           shareholders

                                  Effect of Dilutive
                                     Securities:
                                           Stock
                                           options/warrants             --           --        --            --           --     --
                                  -------------------------------------------------------------------------------------------------
                                  Net (loss) available to
                                           common
                                           shareholders
                                           plus assumed
                                           conversions         (11,344,055)  39,812,198   $ (0.28)   (4,128,153)  37,174,102 $(0.11)
                                  =================================================================================================


                           The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 13,776,730 and 10,169,800 shares of common stock at December 31, 2000 and 1999, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


8.      REDEEMABLE         Series A
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

                           The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at December 31, 2000 and 1999 were $268,525 and $131,633.

                           Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the years ended December 31, 2000 and 1999, 15 and 13 shares of Series A preferred stock were converted into 360,000 and 312,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

                           Series B
                           --------

                           During the year ended December 31, 2000, the Company issued 1,292 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $3,230,000 of which $200,000 was receivable at December 31, 2000. The receivable was collected in January 2001. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends and are redeemable at the option of the holder anytime after June 2002 at $2,500 per share plus accrued dividends.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at December 31, 2000 were $76,876.

                           Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the year ended December 31, 2000, 134 shares of Series B preferred stock were converted into 111,890 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

9.      STOCK OPTIONS      At December 31, 2000, the Company has two fixed stock
        AND WARRANTS       option plans and non-plan options which are described
                           below. The Company applies Accounting Principles
                           Board ("APB") Opinion 25, Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB
                           Opinion 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                           On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2000, options to purchase 1,850,000 shares of common stock at prices ranging from $1.88 to $3.00 per share have been granted pursuant to the plan.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights
                           (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. As of December 31, 2000, options to purchase 0 shares of common stock have been granted pursuant to the plan.

                           During the year ended December 31, 2000, the Company granted options to acquire 1,350,000 shares of common stock to employees and the Company's Board of Directors. The options are exercisable at prices ranging from $2.00 to $3.00 per share, vesting over periods from immediate to 2001. During the years ended December 31, 1999 and 1998, the Company granted options to acquire an aggregate of 4,460,000 shares of common stock, which are exercisable, at the holders option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares that may be acquired by the option holder cannot be determined prior to the exercise of the option. Accordingly, the Company records estimates of compensation expense based upon the market value of the stock at each intervening financial statement date, $4,031,986 and $2,094,238 for 2000 and 1999 respectively.

                           During the years ended December 31, 2000 and 1999, the Company granted options and warrants to acquire 1,650,000 and 800,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at $0.63 to $3.00 per share, substantially were fully vested at the date of the grant and expire through 2005. The options and warrants are exercisable by payment of cash to the Company or, for 1,400,000 and 600,000 of the options granted in 2000 and 1999, at the holder's option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these shares, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for services rendered in 2000 and 1999 of $2,155,423 and $621,716 respectively.

                           A summary of the status of the Company's fixed stock option plans and non-plan options

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           and warrants as of December 31, 2000 and changes during the year then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------
                                                                     Weighted              Weighted
                                                                      Average              Average
                                                                     Exercise              Exercise
                                                                      Price     Shares       Price       Shares (1)
                                  ----------------------------------------------------------------------------------
                                  Outstanding at beginning of year   $   1.88  1,000,000    $  0.88     7,993,800
                                  Granted                                3.00    850,000       2.02     2,150,000
                                  Exercised                                --         --         --            --
                                  Forfeited                                --         --         --            --
                                  ----------------------------------------------------------------------------------

                                  Outstanding at end of year             2.39  1,850,000        1.13   10,143,800

                                  Exercisable at year-end            $   1.88  1,000,000       1.13    10,143,800
                                  ==================================================================================

                                  Weighted average fair value
                                    of options granted
                                    during the year                  $   1.56               $  1.25
                                  ==================================================================================

                                  (1)  Includes warrants to purchase 1,653,800 shares of common stock which are the subject of litigation (Note 14)

                           A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of December 31, 1999 and changes during the year then ended is presented below:

                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   -----------------------
                                                                     Weighted               Weighted
                                                                      Average               Average
                                                                     Exercise               Exercise     Shares
                                                                       Price    Shares       Price     (post-split)
                                  ----------------------------------------------------------------------------------
                                  Outstanding at beginning of year   $     --         --    $  0.63     4,013,800
                                  Granted                                1.88  1,000,000       1.15     3,980,000
                                  Exercised                                --         --         --            --
                                  Forfeited                                --         --         --            --
                                  ----------------------------------------------------------------------------------

                                  Outstanding at end of year         $   1.88  1,000,000       0.88     7,993,800

                                  Exercisable at year-end            $     --         --       0.88     7,993,800
                                  ==================================================================================

                                  Weighted average fair value
                                    of options granted               $   0.83               $  0.56
                                    during the year
                                  ==================================================================================

                           SFAS No. 123, "Accounting for Stock-Based
                           Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $1,748,169 and $1,226,330 for the years ended
                           December 31, 2000 and 1999, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 Years ended December 31,                                 2000          1999
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock as
                                   reported                                        $   (11,344,055)  $ (4,128,153)
                                 Net (loss) applicable to common stock pro forma       (13,092,224)    (5,354,483)
                                 Basic (loss) per share as reported                          (0.28)         (0.11)
                                 Basic (loss) per share pro forma                            (0.33)         (0.14)

                           The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                 December 31,                                                 2000         1999
                                 ----------------------------------------------------------------------------------
                                 Risk free interest rate                                      5.96 %       5.80 %
                                 Expected life                                           3-5 years      3 years
                                 Expected volatility                                            74 %         59 %
                                 Dividend yield                                                0.0          0.0

10.     INCOME TAXES       Deferred income taxes reflect the net tax effects of
                           temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000, the Company had federal net operating losses (NOL) of approximately
                           $5,988,714. The NOL expires during the years 2018 to 2020. In the event that a change in ownership of the Company of greater than 50 percent occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

                           Realization of any portion of the approximate $5,615,369 deferred federal tax asset at December 31, 2000 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                  Year ended December 31,                              2000                1999
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                     statutory rate                             $    3,784,297      $  1,312,704
                                  State income tax benefit, net                        189,215            65,635
                                  Valuation allowance adjustment                    (3,973,512)       (1,378,339)
                                  --------------------------------------------------------------------------------

                                  Income tax benefit                            $           --      $         --
                                  ================================================================================

                           Significant components of the Company's deferred tax assets and liabilities are as follows:

                                  December 31,                                             2000            1999
                                  ----------------------------------------------------------------------------------
                                  Deferred tax assets:
                                      Organizational costs                      $      114,326      $    149,054
                                      Net operating loss
                                      carryforwards                                  2,037,144           404,174
                                      Compensation related to equity
                                      instruments issued for
                                      services                                       3,463,899         1,088,180
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                    (5,615,369)       (1,641,858)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                        $           --      $         --
                                  ----------------------------------------------------------------------------------


11.     RESEARCH AND       Research and development cost related to both future
        DEVELOPMENT        and present products are charged to operations as
                           incurred. The Company recognized research and development costs of $513,291 and $0 in 2000 and 1999 respectively.

12.     RELATED PARTY      Development Agreement
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

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

                           License Agreement
                           -----------------

                           On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydroblasting services in the ship cleaning industry. For the year ended December 31, 2000, royalty expenses were $602.

                           Management Agreement
                           --------------------

                           On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. For the year ended December 31, 2000, fees paid to Wallem were $0. The managing director of Wallem is a director of the Company.

13.     COMMITMENT AND     The Company currently maintains office facilities in
        CONTINGENCIES      Stuart, Florida. The Company does not currently own
                           or operate any manufacturing, operating or shipbuilding or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws.
                           Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                           The Company has consulting agreements with certain officers calling for aggregate annual base compensation of approximately $338,000, which expired in 2000. As of December 31, 2000 and 1999, accounts payable and accrued expenses include $186,643 and $195,761 of accrued compensation.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           The Company conducts its operations from leased facilities, under an operating lease expiring July, 2005, with a guaranteed option to renew for an additional five year term at the Company's option for annual increases of 3.25%.

                           Lease rent expense for the year ended December 31, 2000 and 1999 amounted to $32,118 and $13,823 including Florida rental use tax of 6.5%. At December 31, 2000, future minimum lease payments and rent usage tax were as follows:

                                 Years ending December 31,
                                 ----------------------------------------------------------------------------------

                                 2001                                                          $        60,293
                                 2002                                                                    62,397
                                 2003                                                                    64,425
                                 2004                                                                    66,518
                                 2005                                                                    39,528
                                 Thereafter                                                                   -
                                 ----------------------------------------------------------------------------------

                                 Total                                                          $       293,161
                                 ----------------------------------------------------------------------------------


14.     SUPPLEMENTAL CASH  Supplemental disclosure is as follows:
        FLOW INFORMATION

                                  December 31,                                             2000              1999
                                  ----------------------------------------------------------------------------------
                                  Cash paid for interest                        $        18,065   $         6,248
                                  Cash paid for taxes                                         -                 -

                                  Non-cash investing and financing activities:

                                  Conversion of  series A preferred stock to
                                      common stock                              $       375,000   $       325,000

                                  Conversion of  series B preferred stock to
                                      common stock                              $       335,000   $             -

                                  Accrued preferred stock dividends             $       213,768   $       131,633

15.     SUBSEQUENT EVENTS  (a)      During the year ended December 31, 2001 the
                                    Company renegotiated the notes payable to shareholders for amounts borrowed to date as described below:

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

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


                           (b) During the year ended December 31, 2001, the Company issued a promissory note for $1,000,000 to a shareholder and Advisory Board member with a due date of October 19, 2002 secured by all existing equipment and machinery utilized to manufacture the Company's product. In connection with this promissory note, the Company granted warrants to acquire 100,000 shares of Common Stock.


                           (c) In December 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying shares of common stock. In May 2002, the complaint was amended to drop Mark
                                    H. Mirkin as an individual defendant. The
                                    Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counter claims with respect to the warrant.


                           (d) During the year ended December 31, 2001 the Company issued 120,000 shares (50,000 to a member of the Company's Board of Directors and 70,000 to third parties) of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value ranging from $2.88 - $4.40 per share. In connection therewith, the Company recorded a charge to operations in the amount of $382,000 during 2001, of which $150,000 was for the services provided by the Board member.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           (e) During 2001, the Company issued 1,168,369 shares of restricted, unregistered common stock for net proceeds of $4,007,159.

                           (f) During the year ended December 31, 2001, the Company granted options to acquire 7,750,000 shares of common stock to employees and members of the Company's Board of Directors. The options are exercisable at $3.00 to $5.00 per share, vesting over periods ranging from immediate to 2006.

                           (g) During the year ended December 31, 2001, the Company granted options and warrants to acquire 380,000 shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at prices ranging from $0.07 to $5.00 per share, substantially were fully vested at the date of grant and expire through 2021. The options and warrants are exercisable by payment of cash to the Company or, for substantially all of the options and warrants, at the holders' option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $173,160 in 2001. Additionally, deferred compensation of $65,576 was recorded in 2001 and will be amortized to expense during 2002 to 2004.

                           (h) During the year ended December 31, 2001, the Company entered into employment agreements with ten (10) officers and directors of operations. The minimum annual wages payable under these agreements is $1,150,000 in the aggregate.

                           (i) During the year ended December 31, 2001, the Company also issued 725,000 shares of restricted, unregistered common stock as part of the new compensation packages described in (h). According to the original terms there were no vesting requirements, however, on March 31, 2002 the executives agreed to a vesting schedule. These issuances were valued at estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,088,000 during 2001.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           (j) At December 31, 2001, the Company has commitments with certain of its vendors, including NREC and Carnegie Mellon University amounting to approximately $780,000 for the purchase of equipment. Through September 2002, $600,000 has been paid to Carnegie Mellon University to meet these commitments.

                           (k) During the year ended December 31, 2001, the Company commenced operations and generated $1,708,077 in revenues. Revenues for 2001 were generated by two primary lines of business - equipment sales and service contracts. Revenues from equipment sales were $850,000, while cost of equipment sales was $1,803,219. Revenues from service contracts were $858,077, while cost of service contracts was $1,413,191.

                           (l) On February 21, 2002, the Company signed an agreement to borrow up to $200,000, with interest at 18% per year. The loan is due August 25, 2002. The loan is guaranteed by the President of the Company and his spouse. On February 26, 2002 the Company borrowed $200,000. In this connection, the Company granted warrants to acquire 8,001 shares of common stock and valued such warrants at $14,000 based on the relative fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such, the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants as paid-in capital of $14,000. The Company will amortize to interest expense the value ascribed to the warrants over the term of the debt. This note was extended on August 25, 2002 for an additional six months.

                           (m) In September 2001, the Company signed an exclusive distribution agreement with Robotic Environmental Services, LLC (RES) for the sale of the Company's automated hydro-blasting systems in Louisiana and Texas. In connection with this agreement, RES purchased its first UltraStrip automated hydro-blasting system. In March 2002, RES failed to meet certain contract requirements under this distribution agreement. In this connection, the Company terminated its distribution agreement, including the related exclusivity provision.

                            ULTRASTRIP SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


                           (n) On May 13, 2002, the Company entered into a Development and Supply agreement to sell a prototype robotic paint removal system to a shipyard in Norfolk, Virginia for $2 million, of which $500,000 has been received in May 2002. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon delivery and acceptance of the equipment at the buyer's shipyard. The balance is due on September 10, 2002. Under the 16 year cooperative agreement the buyer intends to further develop and refine the paint removal system for use in the buyer's shipyard and to make and sell the Company's paint removal system as part of the buyers' ship coating system.

                           (o) Subsequent to December 31, 2001, the Company executed several agreements to borrow an aggregate of $265,000 from various officers of the Company and related parties. These notes are repayable one year from their respective agreement dates and bear interest at prime plus 2%. Through September 2002, $75,000 of these notes had been repaid.

                           (p) In June 2002 the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.

                           (q) Also in June 2002 the Company entered into an agreement to sell 115,385 shares of common stock to an accredited investor for $150,000 in a transaction exempt under
                                    Section 4(2) of the Securities Act of 1933.

                           (r) Also in June 2002, the Company conducted a demonstration of its automated hydro-blasting systems for Atlantic Dry Dock Corporation in Jacksonville, Florida, removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223.

                           (s) On July 30, 2002, Dennis McGuire was awarded U.S. Patent No. 6,425,340 which granted exclusive use of the method and apparatus for removing coatings from ship hulls using a magnetic-attraction vehicle and an ultra-high pressure water jet system. Mr. McGuire subsequently assigned this patent to the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ULTRASTRIP SYSTEMS, INC.

Date:  November 27, 2002                 /s/ Robert O. Baratta
                                        -------------------------------------
                                        President, Chief Executive Officer
                                        and Vice Chairman

                                        /s/ Scott R. Baratta
                                        -------------------------------------
                                        Principal Accounting and Finance Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                       Title                                        Date
---------                                       -----                                        ----
/s/ William A. Owens                     Chairman                                       November 27, 2002
-----------------------------
William A. Owens

/s/ Robert O. Baratta                    Vice Chairman, President and Chief             November 27, 2002
----------------------------             Executive Officer
Robert O. Baratta

/s/ John Bates
----------------------------             Director                                       November 27, 2002
John Bares

/s/ Patrick Bischoff
----------------------------             Director                                       November 27, 2002
Patrick Bischoff


                                         Director                                       November___, 2002
----------------------------
R. Gerald Buchanan



/s/ Jean-Michel Cousteau                 Director                                       November 27, 2002
-----------------------------
Jean-Michel Cousteau


/s/ John M. Gumersell                    Director                                       November 27, 2002
-----------------------------
John M. Gumersell

                                         Director                                       November ___, 2002
-----------------------------
Gordon G. Kuljian

                                         Director                                       November ___, 2002
-----------------------------
T. Joseph Lopez

/s/ John P. Odwazny                      Director                                       November 27, 2002
-----------------------------
John P. Odwazny

/s/ Eugene C. Rainis                     Director                                       November 27, 2002
-----------------------------
Eugene C. Rainis

/s/ George R. Sterner                    Director                                       November 27, 2002
-----------------------------
George R. Sterner

                                  CERTIFICATION

In connection with the Annual Report of UltraStrip Systems, Inc. (the "Company") on Form 10-KSB/A for the period ending December 31, 2000, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

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



/s/ Robert O. Baratta
-------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
-------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

                                 CERTIFICATIONS

I, Robert O. Baratta, certify that:

1.       I have reviewed this annual report on Form 10-KSB/A of UltraStrip
Systems, Inc;

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

                                 CERTIFICATIONS

I, Scott R. Baratta, certify that:

1.       I have reviewed this annual report on Form 10-KSB/A of UltraStrip
Systems, Inc;

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