Form 10KSB
period 2001-12-31
ULTRASTRIP SYSTEMS INC
filed 2002-12-27
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663
                                               ---------


                            UltraStrip Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                               65-0841549
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida                          34997
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number       (772) 287-4846
                           -----------------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered

------------------------------         --------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,708,077

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates was $24,928,899(1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,542,394 shares of Common Stock, $0.01 par value, as of September 30, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


Transitional Small Business Disclosure Form (check one):

Yes       No X
    ----    ----



(1) The aggregate market value was computed by reference to the price at which Common Stock was sold by the Company in June and September 2002, the only Company sales of Common Stock in 2002, and which was the same price of Common Stock as reflected in the fair value analysis prepared by the Company as of June 15, 2002. The Company's Common Stock is not listed on any public exchange or established trading market.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW
----------------

UltraStrip Systems, Inc., (the "Company") a Florida corporation with executive and sales offices in Stuart, Florida, was incorporated in April 1998. The Company designs, develops and assembles an innovative automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces, such as the hulls of large cruise and cargo ships and the exterior surfaces of above-ground storage tanks. The system consists of a robotic vehicle that magnetically attaches to steel surfaces, an ultra-high pressure pump, a vacuum system designed to aid in the capture and containment of waste, and a waste filtration system.

The Company believes that this proprietary system, the subject of two U.S. patents, offers benefits over existing coatings removal methods, including increased efficiency and speed, as well as facilitating environmental compliance by the Company's customers. The Company believes that hydro-blasting is a commercially viable alternative to grit blasting, the current industry standard, and over time can become the primary method for coating and rust removal for steel surfaces.

The Company initially has targeted the ship maintenance and repair market, including shipyards with major dry-docking and repair facilities, and the above-ground storage tank maintenance market, specifically storage tank farms in close proximity to major petroleum refineries. The Company believes that its current automated technology also may have potential applications for use in other markets, including automotive coatings removal.

COMMERCIALIZATION STEPS IN 2001. During 2001, the Company recognized revenues significantly higher than those recognized in prior years since its formation through equipment sales and service contracts:

         Equipment Sales. In September 2001, the Company signed a five-year distribution agreement with Robotic Environmental Services, LLC ("RES") for the sale of the Company's patented automated hydro-blasting systems in Louisiana and Texas. In connection with the distribution agreement, RES purchased its first UltraStrip automated hydro-blasting system, which was delivered to RES in September 2001.

         Service Contracts. The Company performed three major service contracts involving ship surface preparation during 2001 including work on the USS EISENHOWER, a U.S. Navy Nimitz-class aircraft carrier, dry-docked in Norfolk, Virginia, the USS COLE, a U.S. Navy guided missile destroyer, dry-docked in Pascagoula, Mississippi, and multiple vessels dry-docked at the Lisnave shipyard.

         From February 26, 2001 to March 16, 2001, the Company performed subcontractor services for Corrosion Engineering Services, Inc. whereby it removed the non-skid coating from the flight deck of the USS EISENHOWER. During August 2001, the Company removed the coatings from approximately 16,000 square feet of the hull and sides of the USS COLE. The USS COLE, which was attacked in Yemen in October 2000, was under repair at the Ingalls Shipbuilding facility in Pascagoula, Mississippi.

         During 2001, the Company also entered into a contract with Tecor
         - Tecnologia Anti-Corrosao, S.A. of Setubal, Portugal ("Tecor"), the surface preparation contractor for the Lisnave shipyard. Pursuant to the contract with Tecor, in October 2001, the Company began a four-month systems performance demonstration in the Lisnave shipyard in Setubal, Portugal. The Company provided two automated hydro-blasting systems and a crew to demonstrate the operation and effectiveness of its new technology. In January 2002, at Tecor's request, the Company extended the term of this agreement for one additional month to March 31, 2002. The Company's automated hydro-blasting systems were used for surface preparation work on seven different vessels in the Lisnave shipyard, ranging from crude oil carriers to cruise ships.

The Company believes that the completion of the USS EISENHOWER and USS COLE service contracts, the equipment purchase by RES, and the successful performance of the Tecor contract represent significant steps toward full implementation of the Company's business plan. On May 13, 2002, the Company entered into an agreement with Metro Machine Corporation of Norfolk, Virginia for the sale of a prototype automated hydro-blasting system for $2,000,000. A deposit of $500,000 was received on May 14, 2002. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon delivery and testing of the equipment at the buyer's shipyard. The balance was paid on September 25, 2002. In June 2002, the Company demonstrated its automated hydro-blasting system for Atlantic Dry Dock Corporation in Jacksonville, Florida, by removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223. While the Company currently has no pending orders for new service contracts and does not anticipate any equipment rental contracts, the Company believes future service contracts, rental contracts or equipment purchases may be likely from its customer base. Future service contract work, plus paid demonstrations and trial periods, will increase marketplace visibility.


RISK FACTORS - "GOING CONCERN". Reference is made to Risk Factors; Cautionary Statement as to Forward-Looking Statements, beginning on page 14, in addition to the explanatory paragraph in the Company's independent certified public accountants' reports on the Company's 2001 and 2000 financial statements regarding the Company's ability to continue as a going concern. As more fully described elsewhere, the Company lacks assured available financial resources to meet its December 31, 2001 working capital deficit of $3,631,759 and future operating costs and currently does not have cash available to pay its accounts payable and other liabilities. At September 30, 2002, the working capital deficit is in excess of $5.5 million. The Company is actively seeking additional capital. Through September 2002, the Company has successfully generated $1.2 million in net cash from financing activities, $0.4 million from the issuance of debt and $0.8 million from the issuance of Common Stock and warrants. While management believes that resources may be available from private sources in 2002 to carry out its business plan, no assurance can be given that the Company will be able to raise such additional capital. See Item 1 - "Risk Factors"; Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the financial statements.

INDUSTRY AND MARKET OVERVIEW
----------------------------

The two principal markets for the Company's automated ultra-high pressure hydro-blasting system are the ship maintenance and repair market and the above-ground storage tank maintenance market.

SHIP MAINTENANCE AND REPAIR. While there are many transportation modes for the worldwide distribution of goods, such as truck, rail, and air, according to Wired.com, as of October 1999, 95% of the world's cargo volume was transported by ship. The Company believes that the shipping industry is faced with low margins and high capital requirements, requiring most successful market participants to focus on operational efficiency. As a result, shipping companies strive to maximize a ship's time at sea and minimize downtime, from cargo loading and unloading to routine repair and maintenance work.

       Market Dynamics. According to the 2000 publication of World Shipyards, there are over 3,000 shipyards in the world, and the Company estimates that at least seventy-five percent of those offer ship repair services. These shipyards service over 80,000 ships in the world fleet and the approximately 1,500 new ships that are built each year.

       The ship maintenance and repair industry is characterized by oversupply, which has led to financial difficulties and increased competition within the industry according to World Shipyards. The Company believes that reducing costs and remaining price competitive will be critical to shipyard survival and that shipbuilders and ship repairers will need to focus on cost-saving innovations to improve profitability. Also, the Company believes that with the oversupply of shipyard capacity, ship owners and managers are better positioned to demand high-quality services, such as quick turn-around times and high performance standards.

       In addition, in October 2001, the International Maritime Organization, an agency of the United Nations with responsibility for the safety of shipping and the prevention of marine pollution by ships, adopted a global antifouling convention to ban the application of antifouling organotin (pesticide) coatings by 2003. The convention also calls for the complete removal of antifouling organotin coatings from the hulls of all ships or the application of additional coatings to prevent leaching of antifouling organotin coatings into the water by 2008.

       Challenges of Maritime Coatings Removal. All ships require both periodic repairs and preventative maintenance. The process of removing coatings from steel surfaces such as ship hulls historically has been both labor and time intensive.

       A key step in the repair/maintenance process is the stripping of coatings from the ship's hull. As described in the U.S. Environmental Protection Agency's November 1997 report, Profile of the Shipbuilding and Repair Industry, ship hull coatings consist of multiple layers of paints (typically including conventional and epoxy anticorrosives along with pesticide-containing antifoulings). Anticorrosives protect the hull of the ship from steel corrosion. Pesticide-containing antifoulings kill off targeted sea life, such as barnacles, algae, and seaweed, which attach to the hull's surface, cause surface damage and reduce the ship's speed. These coatings periodically need to be stripped and reapplied to maintain the integrity of the hull and reinforce the antifouling properties, thereby maximizing operational efficiency.

       Stripping rough, fouled and corroded surfaces helps to ensure a smooth hull, allowing for the most efficient operation by reducing the friction created by a ship's movement through the water. Further, the economic cost sustained by a ship owner when a vessel is out of service for maintenance can be high. Minimizing the time that a vessel is in dry dock for maintenance increases a vessel's income producing usage. The Company anticipates the proper utilization of its automated hydro-blasting system should decrease dry docking time, thereby increasing fleet and dry dock capacity without need for new capital investment.

ABOVE-GROUND STORAGE TANK MAINTENANCE MARKET. Above-ground storage tanks ("ASTs") are used for storage of liquid materials such as petroleum and refinery by-products, chemicals, pulp and paper, municipal water, vegetable and mineral oils, and other process liquids. The Aboveground Storage Tank Survey, a 1991 technical report by the American Petroleum Institute ("API"), estimated the number of tanks in use across all segments of the petroleum industry alone at approximately 700,000. The Company believes its initial target market segment will be those tanks with shell capacity greater than 1,000 barrels, which represent approximately 76,000 tanks in the petroleum industry according to the API report.

Coatings are applied to the metal surfaces of ASTs to inhibit corrosion and subsequent degradation of the metal structure. These coatings degrade naturally over time requiring recoating of the steel surfaces. This process requires the removal of the old coatings before application of the new coatings. As with the marine coatings removal market, the standard procedure for removing coatings from ASTs is grit blasting.

Additionally, in the U.S. industrial market, there is concern regarding removal of lead-based paints from ASTs. Lead abatement is a very costly procedure requiring:
o        100% encapsulation of the abrasive grit and lead paint while blasting.
         This requires scaffolding and tarping the whole tank.
o Protection and monitoring lead levels in the persons performing the work.
o Hazardous waste disposal of the grit and lead paint after project completion.

Storage tank owners seek to minimize the idle time their tanks experience while being cleaned and repainted. Typically, an average tank of 20,000 square feet (100' x 32') requires approximately 60 days to repaint, including scaffold installation, tarp placement, blasting and painting, tarp and scaffold removal, and clean up. The Company estimates that its automated hydro-blasting system can accomplish this project in 8 to 10 days.

BUSINESS STRATEGY
-----------------

The Company's near term business strategy is to focus on sales and marketing efforts to place its automated hydro-blasting systems into use in the ship maintenance and repair and above-ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the ship maintenance and repair and storage tank industries to automated hydro-blasting and demonstrating its superiority to existing surface preparation methods and competitive technologies.

The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. In 2002, the Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an external impetus to shipyards to carefully consider the Company's products.

For information about the Company's business and financial plan over the next 12 months, including its current cost reduction measures and capital raising efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS AND SERVICES
---------------------

The Company has developed and is offering for sale or rental, or as part of a contract services arrangement, its M2000 automated hydro-blasting system.

The Company's M2000 automated hydro-blasting system is designed to strip coatings from the hulls of ships in dry dock and from the exterior surfaces of storage tanks. The titanium and aluminum robot attaches to the hull using an air gap, rare earth magnetic array and is controlled and monitored via a remote operator. The paint removal process performed by the automated hydro-blasting system is accomplished through an ultra high-pressure pump which provides water to the robot at pressures in excess of 40,000 pounds per square inch, while a vacuum filtration system captures removed paint chips and water, separates particulates from the waste water and re-circulates clean water back to the high pressure pump in a closed loop system. The relatively minimal waste is then disposed of in sealed drums.

The automated hydro-blasting system consists of three major components:

o The robotic vehicle is controlled by a joystick, enabling remote controlled mobile hydro-blasting. The M2000's magnetic array adheres to steel surfaces while its independent suspension permits it to traverse ship hulls at high speeds. The robotic vehicle cuts a 15- inch swath, moves 360 degrees, and is capable of removing coatings at a rate of 500 to 2,000 square feet per hour.

o The ultra high-pressure pump is powered by a large diesel engine, which propels high volumes of water per minute, at a pressure of 40,000 pounds per square inch or higher.

o The vacuum filtration component is powered by a second, smaller diesel engine. The filtration component captures the contaminated coatings, separates particulate contaminants from wastewater and recycles the water into the pump. The filtration component is a closed loop, ensuring minimal contaminant discharge.

         Operational Advantages. The M2000's magnetic attachment and independent suspension enable the robotic vehicle to rapidly traverse an entire vessel, resulting in increased productivity and reduced time spent in dry dock.

o The Company's automated hydro-blasting systems can remove a 15-inch swath during the stripping process at higher speeds than the 6-12-inch swath that the Company estimates can be removed by competing systems.

o Competing systems are moved around the vessel or storage tank by cables and pulleys or a fixed arm attached to a vehicle in the dry dock, which the Company estimates result in lower overall operational rates.

o The joystick-controlled M2000 minimizes the use of lifts and scaffolds, which the Company believes reduces the potential for work-related injuries.

o The Company's products can be tailored to a customer's specialized needs.

o Shipyards can perform concurrently other repair work on a ship while operating the M2000. No other repair work can occur on a ship undergoing grit blasting. Concurrent operation can reduce the duration of the entire repair and maintenance process and effectively create additional docking capacity for shipyards and additional shipping capacity for ship owners.

         Environmental Advantages. Paint stripping and application activities in shipyards represent a source of marine pollution, according to the Environmental Protection Agency's November 1997 report on the ship repair industry. Paint stripping in U.S. shipyards is frequently performed using manual hydro-blasting, a procedure whereby high-pressure water is sprayed onto a steel surface from a handheld gun. Wastewater from paint stripping contains high levels of metals and toxins from removed paint. This toxic waste destroys local sea life and contaminates nearby bodies of water, threatening the health of the world's oceans.

The Company believes that the self-contained M2000 system represents an environmentally friendly alternative to other methods of paint stripping, specifically grit blasting or manual hydro-blasting. In addition, the remote operation, the closed loop system, and the resulting distance from the stripping process avoids the operator's contact with grit and toxic paints, thereby reducing the potential for lung and skin damage associated with grit blasting.

The Company is also offering to perform hydro-blasting services with its deck surface automated hydro-blasting system. The deck surface system utilizes ultra-high pressure pumps and vacuum filtration systems similar to those utilized by the M2000 system. However, the robotic vehicle utilized by the deck surface system is designed for performance only on horizontal surfaces and thus does not require magnetic attachment features.

SALES AND MARKETING
-------------------

The Company currently offers its equipment for sale or rental, and its contract services principally through its internal sales management team, supported by its sales and marketing partners, and through a limited number of distributors and marketing representatives.

The primary distribution method for the ship maintenance and repair industry is direct sale by the Company. Ship maintenance and repair customers are offered three primary system arrangements: system sales, long-term system rental agreements and contract services. These customers can also purchase spare parts and accessories directly from the Company. Pursuant to the agreement between the Company and Wallem Shipmanagement Limited ("Wallem"), Wallem has agreed to provide the field resources necessary to operate the M2000 automated hydro-blasting system for future short and long-term service contracts. The Company intends to use its own personnel, with additional personnel from Wallem, to provide the optimal operating crews for various projects.

For markets outside the ship maintenance and repair industry, the Company plans to utilize exclusive distributor arrangements as a distribution channel to reach customers. These arrangements may be employed in select geographic markets where the use of a local representative would facilitate the Company's market penetration.

The Company believes that U.S. environmental regulations exert significant influence on domestic shipyard operators to choose environmentally friendly paint-stripping processes. Thus, the Company intends to increase the focus of its marketing efforts on the U.S. market.

TARGET CUSTOMERS. The Company's target customers principally include shipyards, ship owners and ship managers/operators, storage tank coatings removal contractors and vehicle stripping contractors.

         Shipyards. The Company primarily targets shipyards that provide repair services for the largest commercial and military ships. The Company estimates that its initial target market consists of the 150 largest shipyards in the world.

         Ship Owners and Ship Managers/Operators. Orders for ship repair are generally placed by companies that own or manage the ships or by government agencies. Ship-owning companies potentially may include commercial shipping companies, passenger and cruise lines, and ferry companies. U.S. and foreign government agencies are also significant sources of ship repair orders.

         Coatings Removal Contractors. Coatings removal contractors are important participants in both the ship maintenance and repair market and the above-ground storage tank maintenance market. Thus, the Company plans to market directly to contractors as well.

         Automobile and Military Rolling Stock Paint Removal Contractors. The Company has identified the automotive and military rolling stock maintenance industries as potential future markets. Through its relationship with the National Robotics Engineering Consortium (the "NREC"), the Company is developing a method to use the same automated hydro-blasting system, in a different format, to strip cars and military rolling stock, such as Jeeps, trucks, power units and artillery.

MARKETING ACTIVITIES. The Company reaches its customers primarily through direct contact, product demonstrations, and the efforts of its sales and marketing partners. The Company recognizes that almost all new customers will require a field demonstration before deciding to purchase or lease a system and is taking steps to ensure potential customers will be able to visit shipyards that have already installed the automated hydro-blasting system to witness its operation in real-world conditions.

         Trade Shows. In 2001, the Company exhibited at the following trade shows: the NorShipping Exhibition in Oslo, Norway; the SNAME IMExpo 2001, sponsored by the Society of Naval Architects and Marine Engineers in Orlando, Florida; and the Ship Repair & Conversion show in London. In 2002, the Company may return to the Ship Repair & Conversion show in London.

         Public Relations and Advertising. The Company's automated hydro-blasting system has been featured in industry and trade publications, including ShipCare (June/July 2001), International ShipRepair News (July/August 2001), and Shiprepair And Conversion Technology (Third Quarter). The Company also advertises regularly in trade publications such as Seatrade, Maritime Reporter and Engineering News, Marine Engineers Review, and Shipcare. The M2000 system has also been featured on the National Aeronautics and Space Administration ("NASA") and Ocean Futures Society websites. In 2001, the Company received the Innovation of the Year award from International Shiprepair News and was a semi-finalist for the Discover Magazine Awards for Technological Innovation. The Company was also a finalist for the 2002 Seatrade Award for Countering Marine and Atmospheric Pollution.

         Website. The Company also presents critical data on the design and functionality of its M2000 system on its website at www.ultrastrip.com. The website is continuously updated to provide the most current information on the Company's products, services and completed projects.

SALES AND MARKETING PARTNERS. To augment the direct sales efforts of Company employees, the Company has entered into various third party arrangements to promote the marketing, sale or use of the Company's automated system, including arrangements with Wallem, Carnival Cruise Lines and Robotic Environmental Services.

         Wallem Shipmanagement Limited. In 2000, the Company executed a strategic alliance agreement with Wallem, a global company with offices serving Asia, Australia, Europe, North and South America, and the Middle East. Wallem actively engages in ship owning, ship and cargo brokering, ship management, ship agency, freight forwarding, shipyard and marine equipment services and industry specific information technology development. Wallem has agreed to provide all of the management and marketing for the Company's contract services in the ship maintenance and repair industry. The agreement provides for a monthly management fee to be paid to Wallem for each shipyard in which its management services are used. In addition, the agreement provides for a commission to be paid to Wallem on revenues generated by its marketing efforts.

         Wallem currently specifies the Company's automated hydro-blasting process as its preferred surface preparation method in its bid requests for dry-dock maintenance of its 130-ship fleet. In addition, Wallem engages in direct marketing of the Company's system to shipyards and ship owners in the Far East and Europe. To date, Wallem's efforts have resulted in the use of the Company's automated hydro-blasting systems on several ships during the demonstration contract with Tecor in the Lisnave shipyard in Portugal. No sales, additional service contracts or commitments have resulted from Wallem's efforts or are expected in the foreseeable future. No assurance can be given that additional shipyard maintenance providers to Wallem will use the Company's automated hydro-blasting system.

         Carnival Cruise Lines. Carnival Cruise Lines ("Carnival") (NYSE: CCL) executed a strategic environmental alliance with the Company in December 2000, pursuant to which Carnival agreed to use the Company's automated hydro-blasting technology for coatings removal on the hulls of its vessels where geographically and financially feasible. The Company is in discussions with Carnival concerning dry-dock schedules and coordination of surface preparation activity. The Company has identified eight Carnival ships scheduled for routine maintenance in the second half of 2002 and in 2003 that may be candidates for coatings removal with the Company's M2000 system. No assurance can be given that Carnival will use the Company's automated hydro-blasting system.

         Robotic Environmental Services. In September 2001, the Company signed an exclusive distributor agreement with Robotic Environmental Services, LLC (RES) of Baton Rouge, Louisiana for the sale of the Company's patented automated hydro-blasting systems in Louisiana and Texas and the purchase of one automated hydro-blasting system. The distribution agreement is for a term of five years and establishes minimum purchase requirements and other terms necessary to maintain RES' exclusivity in the two states. RES also received an option from the Company to acquire the exclusive distribution rights in Venezuela. To exercise this option RES was required to purchase four additional automated hydro-blasting systems by June 30, 2002, which it has failed to do. RES also failed to meet certain contract requirements under this distribution agreement in March 2002. The Company informed RES that it no longer holds exclusive distributor status in Louisiana and Texas. While the foregoing default may materially affect the Company's future sales to RES, it also provided the Company with an opportunity to recover the distribution rights to the exclusive territories and afforded greater flexibility in negotiating with future customers and distributors. The Company is in discussion with RES to explore ways to facilitate the sale of its automated hydro-blasting systems.

In addition, in October 2000 the Company entered into a consulting agreement with T.A.S.T. Corporation, which is a representative in the U.S. and Canada for many international shipyards for sales and marketing services. Furthermore, in January 2001 the Company entered into a long- term joint venture agreement with Global Technology Holdings, Inc. to form a joint venture in the United Arab Emirates to engage in sales and marketing in the Middle East and Africa on an exclusive basis. This joint venture agreement, which is not terminable without the consent of both parties, provides for the Company's grant to the joint venture entity of an exclusive royalty-free license to the technology encompassing the Company's M2000 automated hydro-blasting system for the duration of the venture. To date, no sales or service contracts related to the Company's automated hydro-blasting system have been entered into under either of these arrangements.

The Company also has developed a relationship with the Ocean Futures Society ("Ocean Futures"), an international nonprofit organization founded by Jean-Michel Cousteau and wireless communications pioneer, Craig McCaw, dedicated to improving the understanding of the global water ecosystem and preserving marine habitats. In exchange for promoting the benefits of the Company's automated hydro-blasting system and to further the Ocean Futures' mission, the Company has committed to remit two percent of its annual gross revenues directly to Ocean Futures. These funds will be used to protect the oceans from environmental contaminants and hazardous substances, and, in 2001, this commitment generated $34,162 for Ocean Futures. Mr. Cousteau is a member of the Company's Board of Directors.

COMPETITION
-----------

Coatings removal within the ship maintenance and repair market and the above-ground storage tank maintenance market is highly competitive. Significant competitive factors include price of coatings removal equipment compared to contract services or other service arrangements, the cost-effectiveness of existing coatings removal methods, equipment performance, customer support, financial viability of the vendor and environmental/regulatory compliance.

The Company has identified two predominant industry practices as its primary sources of competition, as well as certain competitive products.

EXISTING INDUSTRY PRACTICES.

         Grit Blasting. The Company views grit blasting, the current industry standard practice for steel surface preparation, as the main competitor of automated hydro-blasting. Historically, bottom paint has been stripped using grit blasting or "sandblasting", a process in which laborers with sandblasting guns are positioned on a lift that is maneuvered around the hull of the ship as workers manually strip paint.

         The Company believes that this technique has a number of disadvantages. For example, according to the EPA's November 1997 report on the ship repair industry, grit blasting creates toxic dust and grit which must be properly removed from the worksite and properly disposed. During the grit blasting process, toxic pesticide coatings and used grit medium are released into the air and oceans surrounding the dry dock, adversely affecting reefs and marine life. Furthermore, as noted in the August 1999 edition of the Journal of Protective Coatings and Linings, airborne paint and grit media resulting from grit blasting can damage a worker's lungs.

         Despite these operational and environmental disadvantages, grit blasting remains the primary method of stripping the hulls of ships, largely because of low capital requirements and pre-established vendor relationships.

         Manual Hydro-Blasting. Some shipyards have shifted from grit blasting to a process known as manual hydro-blasting. In this process, workers spray ultra-high pressure water from handheld guns to remove paint from steel surfaces. Manual hydro-blasting offers some advantages over grit blasting in that it creates little or no toxic dust, and it avoids the expense of acquiring, removing, and properly disposing of toxic grit.

         However, manual hydro-blasting also has several limitations, including time, worker efficacy, and wastewater collection and removal. A worker with a hydro-blasting tool generally takes longer to strip a given amount of surface area than a worker with a sandblasting tool. In addition, efforts to increase production rates by increasing the water flow rate or pressure thrust from a hydro-blasting tool make it difficult for the average worker to control the tool. Lastly, with manual hydro-blasting, used water falls to the dry dock floor. Historically, collection of the wastewater at the hull of a ship has proven difficult, making it hard to prevent the toxic chemicals present in the removed paint from contaminating surrounding seawater.

COMPETITIVE PRODUCTS. The Company's automated hydro-blasting system also faces competition from established companies, which are both larger and financially stronger than the Company. The companies that manufacture and market semi-autonomous technologies include:

o FLOW INTERNATIONAL (NASDAQ: FLOW) of Kent, Washington manufactures a vehicle marketed as the Hydrocat, which uses vacuum suction to adhere itself to vessels and ultra-high pressure water to remove coatings. The vacuum attachment feature of the Hydrocat permits limited capture of wastewater; however, this feature also prohibits the machine from moving quickly and freely across the steel surface being cleaned. Flow International also manufactures and markets its own line of ultra-high pressure pumps that are sold in combination with the vacuum crawlers and as separate product offerings. Flow's strategy has been to sell their equipment to both shipyards and contractors. While this vacuum technology has made meaningful penetration into the U.S. ship maintenance and repair market, particularly with small contractors, the Company believes this system is not suitable for use on large vessels.

o HAMMELMANN of Oelde, Germany manufactures the Dockmaster, which is a large motorized vehicle that uses an arm to move the stripping system along the surface of a ship. This system also uses ultra-high pressure water to remove the coatings but is not designed to capture the wastewater. The Company believes that the arm on the Dockmaster lacks mobility and makes it incapable of stripping the underside and portions of the flat sides of a ship, and as a result, the Company does not view the Dockmaster as a whole product solution. Hammelmann also manufactures and markets its own line of ultra-high pressure pumps that are sold in combination with the Dockmaster and as separate product offerings. To date, the Company believes that the Dockmaster has failed to achieve significant market penetration in the ship maintenance and repair market.

o JET EDGE of Minneapolis, Minnesota manufactures a smaller magnetic track vehicle, called the Hydro-Crawler. This product features a low production rate, a lack of mobility, and an inability to adhere to thick marine coatings. This product has not been heavily marketed in the ship maintenance and repair market, and the Company believes that it is not suitable for use on large vessels. Jet Edge also manufactures and markets ultra-high pressure pumps that are sold in combination with their crawlers and as separate product offerings.

o OCEANEERING INTERNATIONAL, INC. (OI) (NYSE:OII), based in Houston, Texas, is an advanced applied technology company providing engineering services and hardware to customers who operate in marine, space and other harsh environments. OI supplies diverse technical services to various industries and is focused on three business segments, specifically Oilfield Marine Services, Offshore Field Development and Advanced Technologies. While OI does not currently market a product that competes with the Company's system, OI possesses deep expertise in the field of remotely operated vehicles (ROV) that utilize robotic technologies and operate in harsh environments.

The following product comparison of the Company's automated hydro-blasting system versus other existing products was prepared by the NREC as of July 2001.

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

RESEARCH AND DEVELOPMENT
------------------------

RESEARCH AND DEVELOPMENT ALLIANCE. The Company established a research and development alliance with the National Robotics Engineering Consortium, or NREC, and the Robotics Institute, a leading institution in the robotics industry in 1999. The Robotics Institute at Carnegie Mellon University (CMU) was established to boost the productivity and competitiveness of U.S. businesses within the global marketplace. The NREC is a cooperative venture among NASA, the City of Pittsburgh, and the Commonwealth of Pennsylvania and serves as the commercialization division of The Robotics Institute. The primary goal of the NREC is to rapidly move robotics technologies, including NASA-developed technologies, from the laboratories into commercial terrestrial applications. NASA provides operational funding for the NREC as well as specific project matching funding in an effort to further NASA's technological goals.

In September 1999, the Company entered into a Development Agreement with the NREC to develop technologies based on the Company's original robotic coatings removal concept. Simultaneously, the Company executed the NASA Joint Sponsored Research Agreement for the Robotics Engineering Consortium along with Articles of Collaboration, thus securing NASA matching funding for project-related efforts at the NREC and at NASA's Jet Propulsion Laboratory (JPL) in Pasadena, California. Under this Agreement, NASA provided to the NREC and JPL matching funds of $435,000 in federal fiscal year 2000, and $484,600 in federal fiscal year 2001.

Any technology developed by the Company prior to entering into the Development Agreement or developed without the NREC's assistance belongs exclusively to the Company. It is the Company's opinion that any patent application and resulting patent that is the result of the joint research of the Company and the NREC, and that constitutes an improvement to the Company's existing technology, will be owned by the Company. Should patent applications be filed based upon a new technology or technology that may be used outside the field of ultra high pressure cleaning, the NREC or its affiliates would be the owner of such rights and, in view of the Agreement between the Company and the NREC, the Company would have a right to license the technology if the technology was based on funds provided by the Company.

During 2001 and 2000, the Company incurred $629,801 and $513,291, respectively, for research and development activities. In July 2000, the Company entered into a Development Agreement whereby it agreed to pay CMU up to $1,000,000 to develop the robotics for the automobile stripping system, of which approximately $200,000 has been incurred through September 30, 2002. Through its relationship with the NREC, the Company also intends to pursue a stripping application for coatings removal in cut-in areas, which are areas adjacent to welds or other difficult-to-reach surfaces and confined spaces, such as cargo and ballast tanks in the interiors of ships. Removal of pre-construction primer during the ship building process presents another potential marine industry stripping application.

PATENTS. Dennis McGuire, a founder of the Company and the current Chief Technology Officer and Director of Sales, developed the base technology for ultra high-pressure coatings removal between 1990 and 1995. Patent applications for the base technology were filed in 1995, resulting in the issuance of U.S. Patent 5,628,271 in 1997, which expires in 2015, and U.S. Patent 5,849,099 in 1998, which expires in 2015. These patents were acquired by and assigned to the Company in 1999 and relate to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. Furthermore, the U.S. Patent Office has allowed Patent Application 08/854,384 which is based on a filing date of 1995. A pending C-I-P application also claims a 1995 filing date. The U.S. Patent Office issued patent 6,287,389 in September 2001 to Dennis McGuire as inventor which was subsequently assigned to the Company. This patent, which expires in 2020, covers a three-dimensional, ultra-high pressure automobile paint stripping system and is solely owned by the Company.

CAPITAL EXPENDITURES. The Company continues to develop and refine new technologies. In the years 2000 and 2001, the Company expended approximately $1.1 million on the research and development of the technology related to its automated hydro-blasting system and other research projects. As of December 31, 2001, the Company is committed to expend an additional $695,799 to the NREC for 2002 capital expenditures. The Company's current business plan anticipates the need for additional funds from debt or equity financing for future research and development in the amount of $250,000 in 2002, approximately $50,000 of which has occurred to date. There is no assurance that such funds will be obtained.

MANUFACTURING
-------------

The Company currently outsources the manufacturing of all of the M2000 system's components to major industry suppliers. The Company has also identified back-up vendors for all critical components and expects to retain sufficient inventory of all highly specialized components.

As of September 30, 2002, the Company has three complete M2000 automated hydro-blasting systems available, as well as two of its automated deck hydro-blasting systems. The Company currently estimates that it needs 60 to 90 days to complete the manufacture of an M2000 system.

The Company intends to manufacture the robotic vehicle component of the system, as well as associated spare parts, in a new manufacturing facility adjacent to its Stuart, Florida headquarters and warehousing facilities when the Company obtains sufficient resources to permit this capital investment. The Company believes that bringing the manufacturing of its robot component in-house will help to ensure product quality and availability and provide it with the ability to identify and implement product modifications and upgrades quickly and efficiently. The Company will also perform product testing and failure analysis. After assembly, the Company plans to store its automated hydro-blasting systems in the Company's on-site warehouse, which it believes should be sufficient to accommodate all near-term operations.

ENVIRONMENTAL REGULATION
------------------------

The Company maintains office facilities in Stuart, Florida and is subject to applicable federal, state and local regulations with respect to such facilities. The Company does not currently own or operate any manufacturing, operating, or shipbuilding or repair facilities.

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

EMPLOYEES
---------

At September 30, 2002, the Company employed 18 full-time employees and one part-time employee.

CENTRAL HEADQUARTERS
--------------------

The Company's headquarters and office facilities are located in an industrial area of Stuart, Florida. The Company currently occupies two buildings at this site - one building contains administrative offices and warehouse storage space, while the second building contains space for the Company's eventual expansion of manufacturing operations. The Stuart office serves as the Company's central headquarters.

In October 2001, the Company received its ISO 9001:2000 certification for its quality management system. The Company is committed to consistently providing quality services that meet or exceed customer expectations, as well as continually reassessing its internal processes and procedures in order to maintain its status as an ISO 9001-certified company.

                                    * * * * *

RISK FACTORS; CAUTIONARY STATEMENT AS TO FORWARD-LOOKING STATEMENTS.

The Company faces severe risks and uncertainties of continuing as a going concern for the following reasons, among others referred to in this report:

         o The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

         o The Company faces significant competitive challenges in commercializing its automated M2000 systems and has had limited success to date in obtaining contracts from the ship maintenance and repair market or the above-ground storage tank market.

         o The Company has not generated substantial revenue from operations to date and may be unable to generate sufficient cash flow from the sale or lease of its products and services in the future to meet its current and future obligations, make necessary capital expenditures and meet other cash needs.

         o The Company incurred a net loss of approximately $5,613,440 and $11,130,286 in 2001 and 2000, respectively, and continues to incur a net loss in 2002.

         o The Company may be unable to raise additional debt capital or private equity financing to fund its working capital requirements and capital expenditures. The Company lacks assured financial resources to meet its year-end 2001 working capital deficit of $3,631,759 and future operating costs.

         o If the Company is unable to obtain the necessary additional capital, it may be required to change its proposed business plan and decrease the planned operations which could have a material adverse effect upon its business, financial condition or results of operations.

         o If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern.

These factors could materially affect "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that the Company may from time to time make, including forward-looking statements contained in "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases and occupies 14,700 square feet of space in Stuart, Florida. The average monthly rent for the space is $8,740. The space is comprised of two buildings, and the leases on these buildings expire on September 30, 2005 and August 31, 2006. One building contains sales and corporate administrative offices, customer support and product engineering, as well as warehouse storage space for automated hydro-blasting systems and components and serves as the Company's central headquarters, while the second building contains space for the Company's potential expansion of manufacturing operations.

ITEM 3.  LEGAL PROCEEDINGS.

On December 21, 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share obtained by Mirkin & Woolf, P.A. in April 1998 is void. In May 2002, the Company amended the complaint to remove Mr. Mirkin as an individual defendant in the complaint. Mirkin & Woolf attempted to exercise the warrant in April 2001, but shares have not been issued as the exercise is subject to the resolution of the aforementioned action. The Company is also seeking the return of all corporate books, files and stock records, including original stock transfer records, which the defendants continue to hold in their possession. The Company believes, after consultation with its counsel, that it will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's claims with respect to the warrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2001.

                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. As of September 30, 2002, the Company had 1,576 record holders of its Common Stock, 19 record holders of Series A Redeemable Preferred Stock and 71 record holders of Series B Redeemable Preferred Stock.

As of September 30, 2002, stock options and warrants to acquire an aggregate of 11,870,310 shares of the Company's Common Stock were outstanding, held by affiliates and non-affiliates. In addition, as of September 30, 2002, 672,000 shares of Common Stock could be converted from the 28 shares of Series A Redeemable Preferred Stock issued and outstanding, and 880,090 shares of Common Stock could be converted from the 1,054 shares of Series B Redeemable Preferred Stock issued and outstanding.

During the period from January 1, 2001 to March 31, 2001, four holders of an aggregate of 102 shares of Series B Redeemable Preferred Stock exercised their conversion rights and were issued 85,170 shares of Common Stock.

Beginning in the first quarter of 2001 and ending April 5, 2001, the Company issued 625,943 shares of restricted, unregistered Common Stock in a number of private sales, at approximately $3.00 per share, for aggregate net proceeds of $1,809,828, which were applied to fund the Company's operations and working capital needs. Business and financial information about the Company was furnished to the purchasers in connection with these transactions. Based on corporate records and documents in the Company's possession relating to these sales, the Company believes that the sales of such shares under these circumstances were exempt from registration under the Act by virtue of Section 4(2) thereof.

On March 31, 2001 the Company issued 50,000 shares of restricted, unregistered Common Stock in exchange for the provision of sales and marketing services. The issuances were valued at approximately $144,000 ($2.88 per share), which equals management's estimate of the fair market value of the services. Also during the period from January 1, 2001 to March 31, 2001, the Company authorized the issuance of 725,000 shares of restricted, unregistered Common Stock as part of the new compensation package for key employees, of which 725,000 shares have been issued. These obligations were valued at approximately $2,088,000 ($2.88 per share), which equals management's estimate of the fair market value of the services provided.

Beginning in the second quarter of 2001 and ending in the third quarter of 2001, the Company commenced a private placement to raise up to $50 million through an offering of restricted, unregistered shares of its Common Stock, initially at $5.00 per share. The Company sold 542,426 shares, at an average price of $4.06 per share, and received net proceeds of $2,197,331 during the offering period ended August 31, 2001. Pursuant to an addendum to the private placement memorandum, the Company approved sales to a limited number of accredited purchasers at less than $5.00 per share, taking into account the size of the investment and other factors deemed relevant by management. The net proceeds of this offering were applied to fund the Company's operations and working capital needs. Based on corporate records and documents in the Company's possession relating to these sales, the Company believes that the sale of these shares in the private placement was exempt from registration under the Act by virtue of Rule 506 under Regulation D.

On April 30, 2001, a warrant holder attempted to exercise an alleged warrant to purchase 1,653,800 shares of Common Stock (see Item 3).

During the period of September 1, 2001 to October 31, 2001, the Company issued 70,000 shares of restricted, unregistered Common Stock in exchange for the provision of consulting services. The issuances were valued at approximately $238,000 ($3.00 - $4.40 per share), which equaled management's estimate of the fair market value of the services.

On October 19, 2001, the Company issued a promissory note and 100,000 warrants to purchase shares of the Company's Common Stock to a member of the Company's Board of Advisors for aggregate proceeds of $1,000,000. The warrants have an exercise price of $0.07 per share and are exercisable within twenty years from the issue date.

There has been no change in the rights, preferences or privileges of any security of the Company during the year ended December 31, 2001.

Please see our filings on Form 10-SB/A, our Form 10-KSB for the year ended December 31, 1999, and our Form 10-KSB/A for the year ended December 31, 2000, for information about equity sales prior to our fiscal year 2001 that were not registered under the Securities Act.

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

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the U.S. Securities and Exchange Commission, encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our financial statements include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

REVENUE RECOGNITION
-------------------
Revenue from sales of equipment is generally recognized when products are shipped, economic risk of loss has passed to the customer, collection is probable and any future obligations of the Company are insignificant. Revenue from hydro-blasting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed.

USE OF ESTIMATES
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates these estimates, including those relating to the carrying value of inventories and property and equipment and valuation/amortization periods related to equity instruments issued in exchange for services rendered to the Company. Actual results could differ from estimated amounts.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

During the year ended December 31, 2001, the Company recognized significant revenue for the first time in its history. From its inception in April 1998 through February 25, 2001, the Company operated as a development stage company. Effective, February 26, 2001, upon entering the contract with Corrosion Engineering Services to remove coatings from the flight deck of the USS EISENHOWER, the Company commenced its planned principal operations.

REVENUE
-------
Revenues were $1,708,077 for the year ended December 31, 2001, as compared to $30,076 for the year ended December 31, 2000. Revenues for 2001 were generated by two primary lines of business. These primary lines of business include equipment sales and service contracts. In this connection, the Company had equipment sales of $850,000 and service contract revenue of $858,077 in 2001, all of which are described below:

Equipment Sales
Revenue from the sale of equipment in 2001 was from one customer, Robotic Environmental Services, LLC (RES). In September 2001, the Company signed an exclusive distribution agreement with RES for the sale of the Company's automated hydro-blasting systems in Louisiana and Texas. In connection with the distribution agreement, RES purchased its first UltraStrip automated hydro-blasting system. This system was delivered to RES in September 2001.

Service Contracts
In 2001 the Company performed three major service contracts including the USS EISENHOWER, a U.S. Navy Nimitz-class aircraft carrier, dry-docked in Norfolk, Virginia, and the USS COLE, a U.S. Navy guided missile destroyer, dry-docked in Pascagoula, Mississippi, and multiple vessels at the Lisnave shipyard.

From February 26 to March 16, 2001, the Company performed sub-contractor services for Corrosion Engineering Services, Inc. to remove the non-skid coating from the flight deck of the USS EISENHOWER. During August 2001, the Company removed the coatings from approximately 16,000 square feet of the hull and sides of the USS COLE. The USS COLE, which was attacked in Yemen in October 2000, was under repair at the Ingalls Shipbuilding facility in Pascagoula, Mississippi.

During 2001, the Company also entered into a major contract with Tecor - Tecnologia Anti-Corrosao, S.A. of Setubal, Portugal (Tecor), the surface preparation contractor for the Lisnave shipyards. Pursuant to the contract with Tecor, in October 2001, the Company began a four-month demonstration with Tecor in the Lisnave shipyard in Setubal, Portugal. The Company provided two automated hydro-blasting systems and crews, through Wallem and the Company, to demonstrate the operation and effectiveness of its new technology. Recent discussions with Tecor management and Tecor statements in trade magazines and seminars indicate their satisfaction with the UltraStrip automated hydro-blasting systems. In January 2002, at Tecor's request, the Company extended the term of this agreement for one additional month to March 31, 2002. Upon completion of this contract on March 31, 2002, the Company's automated hydro-blasting equipment had been used for surface preparation work on seven different vessels in the Lisnave shipyard, ranging from crude oil carriers to cruise ships.

The Company believes that the completion of the USS EISENHOWER and USS COLE service contracts, the equipment purchase by RES, and the successful performance of the contract in Portugal, represent the first steps towards implementation of the Company's business plan. The Company believes future service contracts, equipment purchases or planned equipment rental contracts may be likely from its customer base. The Company also believes that the most effective method of marketing its technology is to continue to demonstrate the operation of its systems in shipyards throughout the world. Future service contract work, plus paid demonstrations and trial periods, will increase marketplace visibility. However, the Company does not believe the 2001 revenue mix from these lines of business is indicative of the likely future revenue mix of the Company.

OPERATING EXPENSES
------------------
Operating expenses were $7,275,515 for the year ended December 31, 2001, as compared to $11,142,297 for the year ended December 31, 2000. The primary lines of the business consist of equipment sales and service contracts. In this connection, the Company had cost of sales relating to equipment sales of $1,803,219 and service contracts of $1,413,191, selling, general and administrative costs (excluding non-cash compensation) of $5,803,295, and a non-cash benefit pertaining to equity-related transactions of $(1,744,190) in 2001, all of which are described below.

Cost of Equipment Sales
Cost of equipment sales exceeded revenues primarily as a result of purchases of system components at prices not reflective of bulk pricing, which the Company expects to obtain in the future, as well as the purchase of certain components that have been replaced by lower-cost components in newer systems. In addition, the sale was made knowingly at an incentive discount to initiate a customer relationship. As the Company increases its purchasing leverage with its suppliers through increased volume and more frequent orders, the Company expects a decrease in major component costs. In addition, the Company continually seeks new vendors that may offer compatible, lower-cost components for use in the Company's automated hydro-blasting systems. Through its efforts to realize economies of scale in system component purchasing, the Company believes it will be able to generate positive gross margins from equipment sales.

Cost of equipment sales also includes impairment losses on equipment, which increased from $214,134 in the year ended December 31, 2000 to $611,020 in the year ended December 31, 2001. This increase is attributable to write-offs of obsolete replacement parts and a robotic hydro-blasting system made obsolete by the Company's launch of the newest version of its product in August 2001.

Cost of Service Contracts
Cost of service contracts exceeded revenues primarily as a result of the Company incurring additional costs on all contracts to ensure the successful completion of each job, as the successful completion of each contract is viewed as critical to the long-term success of the Company. To date, all contracts have required more consumable parts and labor than necessary, and other precautions to ensure a successful outcome. The Company decided to over-supply labor on its 2001 service contracts to ensure customer satisfaction. In the future, the Company expects to provide adequate levels of equipment, consumable parts, and labor to generate positive gross profit margins from contract services.

The Company does not view its inability to achieve positive gross margins as indicative of future performance from its equipment sales, contract services or planned rentals.

Selling, General and Administrative Expenses Excluding Non-Cash Compensation (Benefit) Expense
Selling, general and administrative expenses (excluding non-cash compensation) increased from $3,910,988 for the year ended December 31, 2000 to $5,803,295 for the year ended December 31, 2001, an increase of $1,892,307 (48%).

Salaries and wages, exclusive of officer salaries but including employee benefits, were $701,875 for the year 2001. This compares to $156,295 for salaries and wages during 2000. The Company increased the number of employees from 4 in 2000 to 18 full-time and 2 part-time employees in 2001. Officer salaries, excluding stock compensation, were $885,833 for the year ended December 31, 2001, as compared to $390,000 for the year ended December 31, 2000. This increase results from hiring four additional full-time Company officers. In anticipation of the Company transitioning from a development stage enterprise to an operating entity, it chose to hire additional members of senior management to assist with this transition and to establish the foundation for immediate growth.

Legal fees increased from $304,635 in 2000 to $691,292 in 2001. The increase is attributable partly to the preparation and filing of numerous SEC documents as the Company became aware that it was subject to SEC reporting requirements in 2001. This increase is also a result of the Company's compliance with proxy rules and increases in corporate and commercial work as part of its transition to an operating entity.

Consulting expenses increased to $739,313 for the year ended December 31, 2001 from $697,659 for the year ended December 31, 2000, primarily due to an increase in engineering, investor relations, information technology, international marketing, quality management and other consulting services. The quality management consulting services were associated with the Company's certification for ISO 9001:2000 quality management standards.

Research and development increased from $513,291 in 2000 to $629,801 in 2001. The increase is attributable to an increase in the number and scope of research and development projects conducted by the Company and the NREC (see Item 12). The Company currently has two significant research projects in process, with a third project initiated, but currently on hold. The first significant research project, the Company's latest model robot, has required the cumulative expenditure of approximately $500,000 to develop. While this project has yielded a commercially viable model, the Company is undertaking additional engineering modifications to improve the design which are estimated to be completed in March 2003 and require an additional $250,000 in research expenditures. This project is expected to yield cash inflows from the sale of equipment and future service contracts.

The Company's second significant research project involves the design of a robot for use solely on horizontal surfaces. This project has required approximately $213,000 in research expenditures. This project is estimated for completion in March 2003 and may require an additional $25,000 in research expenditures. This project is expected to yield cash inflows from the sale of equipment and future service contracts.

The Company's third significant research project involves designing a commercial application for its patented automotive stripping technology. Approximately $225,000 in research expenditures has been spent on this project to date. This project is not currently active due to the Company's limited financial resources. The Company estimates that this project will require $775,000 to complete.

Non-Cash Compensation (Benefit) Expense
This (benefit) expense is a result of non-cash charges primarily stemming from the Company's issuance of options to employees and directors in 1998 and 1999 with cashless conversion provisions that require variable accounting treatment. (Benefit) expense arises as the fair value of the Company's Common Stock (decreases) increases from period to period. The non-cash (benefit) expense associated with these options totaled $(4,387,350) and $4,031,986 for the years ended December 31, 2001 and 2000, respectively.

The increase in non-cash charges is also a result of the Company issuing common stock for services, the value of which increased from $800,000 for the year ended December 31, 2000 to $2,470,000 for the year ended December 31, 2001. This increase is largely attributable to the issuance of 725,000 restricted, unregistered shares of common stock to attract members of the Company's new senior management team as part of compensation packages, which resulted in a non-cash charge to operations of $2,088,000.

The non-cash charges for equity compensation were partially offset by a decrease in non-cash expense resulting from options issued to members of the Company's Board of Advisors and service providers, which decreased to $173,160 for the year ended December 31, 2001 from $2,155,423 in the year ended December 31, 2000.

LOSS FROM OPERATIONS
--------------------
The Company continues to recognize losses from its operations. Loss from operations for the year ended December 31, 2001 was $5,567,438 as compared to $11,112,221 for the prior year. This decrease in loss is primarily due to the decrease in operating expenses, including equity compensation, described above.

INTEREST EXPENSE
----------------
Interest expense totaled $61,188 for the year ended December 31, 2001, compared to $18,065 for the year ended December 31, 2000. This increase is due largely to interest expense associated with the note payable from a shareholder due in October 2002.

PROVISION FOR INCOME TAXES
--------------------------
No provision for income taxes was necessary in 2001 and 2000 due to the loss reported for such years (See note 10 to the financial statements). Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.

NET LOSS
--------
Net loss was $5,613,440 for the year ended December 31, 2001, compared to $11,130,286 for the year ended December 31, 2000.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred stock dividends were $397,875 and $213,768 for the years ended December 31, 2001 and 2000, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to common stock was $6,011,315 for the year ended December 31, 2001, compared to $11,344,054 for the year ended December 31, 2000. Loss per common share was $0.14 and $0.28 in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

Below is a chart setting forth our contractual cash payment obligations as of December 31, 2001 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

                                                 Payments due by Period

                                           Less than                     After 5
Contractual obligations              Total   1 year  1-3 years  4-5 years years
                                    --------------------------------------------
Notes payable                       $ 2,053  $ 1,443  $   561   $    49   $ --
Redeemable Convertible Preferred
Stock (at July 1, 2002, earliest
redemption date)                      4,618    4,618       --        --     --
Operating leases                        480      113      334        33     --
Employment agreements                 2,232    1,141    1,091        --     --
Carnegie Mellon University              696      696       --        --     --
Hammelmann Corp.                         84       84       --        --     --
                                    --------------------------------------------
Total contractual cash obligations  $10,163  $ 8,095  $ 1,986   $    82   $ --
                                    --------------------------------------------

On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the NREC, to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. This agreement is integral to the success and development of the automated technologies used by the Company. In this connection, during 2001, the Company incurred costs to the NREC of $1,379,749. At December 31, 2001, the Company is committed to expend an additional $695,799 to the NREC.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date. The Company's net cash used in operating activities for the year ended December 31, 2001 was $4,846,895, compared to $2,752,568 for the year ended December 31, 2000, an increase of $2,094,327. This increase resulted from increases in the Company's net loss, inventories, offset by increases in accounts payable and accrued expenses. These increases resulted from the expansion of the Company's operations. Net cash used in operating activities during 2001 does not include non-cash charges of $2,470,000 for issuance of common stock for services, $173,154 for options granted to service providers, or $(4,387,350) for non-cash compensation (benefit) from employees and directors.

The Company's net cash provided by financing activities amounted to $5,788,825 from proceeds received from the sale of warrants, issuance of long-term debt, and primarily from the issuance of Common Stock. In October 2001, the Company issued a promissory note and 100,000 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share to a member of the Company's Board of Advisors for aggregate proceeds of $1,000,000. The Company also received $691,457 from the issuance of long-term debt. Beginning in the first quarter of 2001 and ending April 5, 2001, the Company issued 625,943 shares of restricted, unregistered Common Stock in a number of private sales, at approximately $3.00 per share, for aggregate net proceeds of $1,809,828, which were applied to fund the Company's operations and working capital needs. Business and financial information about the Company was furnished to the purchasers in connection with these transactions. Based on corporate records and documents in the Company's possession relating to these sales, the Company believes that the sales of such shares under these circumstances were exempt from registration under the Act by virtue of Section 4(2) thereof. Beginning in the second quarter of 2001 and ending in the third quarter of 2001, the Company commenced a private placement to raise up to $50 million through an offering of restricted, unregistered shares of its Common Stock, initially at $5.00 per share. The Company sold 542,426 shares, at an average price of $4.06 per share, and received net proceeds of $2,197,331 during the offering period ended August 31, 2001. Pursuant to an addendum to the private placement memorandum, the Company approved sales to a limited number of accredited purchasers at less than $5.00 per share, taking into account the size of the investment and other factors deemed relevant by management. The net proceeds of this offering were applied to fund the Company's operations and working capital needs. Based on corporate records and documents in the Company's possession relating to these sales, the Company believes that the sale of these shares in the private placement was exempt from registration under the Act by virtue of Rule 506 under Regulation D. This compares to net cash provided by financing activities of $4,791,427 for the year ended December 31, 2000, largely from the sale of common and preferred shares.

The Company's net cash used in investing activities for the year ended December 31, 2001 was $698,300 compared to $1,798,525 for the year ended December 31, 2000, primarily as a result of new equipment purchases. Management expects to continue to employ this equipment in connection with future operations.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend approximately $4.25 million, within the next twelve months from the Fall of 2002. The Company estimates that of that amount (i) $0.25 million will be for machine tools and equipment required to manufacture critical components of its automated hydro-blasting systems, (ii) $0.25 million for research and development (iii) $1.0 million for sales and marketing forces, (iv) $0.2 million for professional fees and (v) $2.55 million for other operating expenses, such as payroll, rent and office expense.

The Company lacks assured available financial resources to meet its December 31, 2001 working capital deficit of $3,631,759 and future operating costs.

The Company will seek additional equity capital from private offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months from the Fall of 2002. If the Company is unable to obtain the necessary additional capital, it may be required to change the proposed business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

The Company's inability to raise needed equity funding has delayed the execution of the Company's business plan and caused the Company's outstanding payables to increase. Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

Subsequent to December 31, 2001 Company management has taken the following steps to improve the Company's cash flow:

         1. The Company's business plan for the next twelve months is to focus on sales and marketing efforts to place its automated hydro-blasting systems into use in the ship maintenance and repair and above ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the marine industry to automated hydro-blasting and demonstrating its superiority to existing surface preparation methods and competitive technologies. The Company plans to offer three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. In 2002, the Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an external impetus to shipyards to carefully consider the Company's products.

         2. In the event that the Company executes future sales orders or rental contracts, the Company has had discussions with lenders willing to provide project finance funds to cover the costs associated with equipment manufacture. The proceeds from orders or contracts, the Company's work-in-process and the manufactured equipment will serve as collateral.

         3. The Company has begun to reduce costs. In addition to deferring salaries for some members of senior management since February 2002, the Company has also reduced annual salaries for three members of senior management by $300,000, a reduction of 29% in total senior management salaries. The Company will also reduce its advertising, travel and entertainment, consulting and office expenses, among other areas, for further cost reductions.

         4. The Company continues to seek loans and equity through relationships amongst the Company's shareholders, officers, board members, and third parties. On February 21, 2002, the Company signed an agreement to borrow up to $200,000 from a third party, with interest accruing at 18% per year. The loan is due on August 25, 2002, and the interest is payable with warrants to purchase 8,001 shares of Common Stock at an exercise price of $0.07 per share. On February 26, 2002, the Company borrowed $200,000 under this agreement. This note was extended on August 25, 2002 for an additional six months. Through September 30, 2002, the Company has signed agreements to borrow an aggregate of $1.5 million from various Company officers and related parties. These notes are generally repayable one year from their respective agreement dates, and all have interest calculated at prime rate plus 2% per year. Through September 2002, $1.3 million of these notes had been repaid. In June 2002, the Company entered into an agreement with a third party, Conquest Joint Venture 2002, to sell 1,125,000 warrants to purchase Common Stock for $500,000. The warrants are exercisable for a term of 7 years and have an exercise price of $0.10 per warrant. In June 2002, the Company also entered into an agreement for the sale of 115,385 restricted, unregistered shares of Common Stock to an accredited investor for $150,000 in a transaction exempt under
                  Section 4(2) of the Securities Act of 1933. In September 2002, the Company sold 100,000 shares of Common Stock to an accredited investor for $131,000 in a transaction exempt under
                  Section 4(2) of the Securities Act of 1933.

         5. On May 13, 2002, the Company entered into an agreement with Metro Machine Corporation of Norfolk, Virginia to purchase a prototype automated hydro-blasting paint removal system for $2,000,000. A deposit of $500,000 was received on May 14, 2002. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon the delivery and acceptance of the equipment at the buyer's shipyard. The balance was paid on September 25, 2002. Under the 16-year agreement, Metro Machine intends to further develop and refine the paint removal system for use in its shipyard and to make and sell the Company's paint removal system as part of Metro Machine's Metro Ship Coating System.

         6. In June 2002, the Company conducted a demonstration of its automated hydro-blasting systems for Atlantic Dry Dock Corporation in Jacksonville, Florida, removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223.

         7. On July 30, 2002, Dennis McGuire was awarded U.S. Patent No. 6,425,340 which granted exclusive use of the method and apparatus for removing coatings from ship hulls using a magnetic-attraction vehicle and an ultra-high pressure water jet system. Mr. McGuire subsequently assigned this patent to the Company.

         8. Through September 2002, $600,000 has been paid to Carnegie Mellon University to meet previously incurred commitments.

         9. Through September 30, 2002, $435,000 has been repaid toward the Company's $450,000 promissory note payable to an employee/shareholder which was due on March 1, 2002.


Should the Company receive the number of sales orders and rental contracts it is projecting over the next twelve months from the Fall of 2002, the Company should be able to generate sufficient cash flow to sustain operations and meet all obligations as they become due. However, should the number of purchase orders or rental contracts be less than currently forecasted, or should the sales or rental prices be less than currently forecasted, there can be no assurance that the Company will be able to generate sufficient cash flow to sustain operations and meet all obligations for the next twelve months from the Fall of 2002.

The Company does not currently anticipate any significant changes in its total number of employees over the next twelve months from the Fall of 2002. However, should the demand for the Company's products or contract services increase significantly, the Company anticipates the need to hire additional employees in the equipment operation area for the performance of contract services, equipment maintenance, field support and component and spare parts manufacturing.

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

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2001 and December 31, 2000 were prepared on the going-concern basis. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $6,011,315 and $11,344,054, respectively, had a working capital deficit of $3,631,759 and $829,071 respectively, and has outstanding redeemable preferred stock that can become mandatorily redeemable during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In the first nine months of 2002, the Company continues to incur net losses, and, at September 30, 2002, its working capital deficit is in excess of $5.5 million. Management believes that resources will be available from private sources for the remainder of 2002 and 2003 to carry out its business plan described above. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously disclosed in the Company's current reports filed on Form 8-K on March 5, 2002 and March 14, 2002, on February 15, 2002, the relationship with Barry I. Hechtman, P.A. as principal independent accountants for the Company was terminated and, on March 8, 2002, BDO Seidman, LLP was appointed.

                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by, and serve at the discretion of, the Board of Directors. The Company's directors and officers are as follows:

Name and Title                     Age    Occupational History
--------------                     ---    --------------------
William A. Owens........           61     Admiral Owens (USN,  Retired) has served as a Company director since May 1,
     Chairman of the                      2000 and was reelected on August 18, 2001 to serve an  additional  one-year
     Board; Director                      term.  He currently  serves  Teledesic  LLC as  vice-chairman  and co-chief executive officer. Admiral Owens joined Teledesic in August 1998 from
                                          Science Applications International Corp., where he served as vice chairman, president and chief operating officer since 1996. Prior to joining SAIC, he served as Vice Chairman of the Joint Chiefs of Staff, appointed by President Clinton in March 1994. Admiral Owens received a bachelor's degree in mathematics from the U.S. Naval Academy in 1962, bachelor's and master's degrees in politics, philosophy and economics from Oxford University between 1970 and 1972 and a master's degree in management from George Washington University in 1974.



Robert O. Baratta........          61     Dr.  Baratta  served the Company as part-time  Co-Chief  Executive  Officer
     President, Chief                     from December  2000 to June 2001 and became  full-time  Co-Chief  Executive
     Executive Officer,                   Officer in July 2001. In November  2001,  Dr.  Baratta became the Company's
     and Vice Chairman;                   sole Chief Executive Officer.  Dr. Baratta has served as a Company director
     Director                             since  August 15,  1999 and was  reelected  on August 18,  2001 to serve an additional  one-year  term.  Dr. Baratta has served as the chairman of FPIC
                                          Insurance Group Inc. (NASDAQ:  FPIC), a Florida-based  multi-line insurance carrier,  since 1999 and as a Director  since 1996.  From 1972 to 2001, Dr.
                                          Baratta practiced  ophthalmology in Stuart, Florida and remains the founder and majority  shareholder in The Surgery Center of Stuart, a multispecialty ambulatory  surgery  center.  He also founded and chaired  Stuart  Hatteras
                                          Inc., the largest Hatteras dealer in the world, has developed  professional office  real estate  projects,  and owns a property  management  firm and a yacht charter business.  Dr. Baratta received his bachelors degree from St.
                                          Peter's  College in 1962 and medical  degree from  Columbia  University  in
                                          1966. He completed his residency in ophthalmology at Vanderbilt  University
                                          School of Medicine.

John P. Odwazny.........           45     Mr.  Odwazny  served the Company as Co-Chief  Executive  Officer from March
     Chief Operating                      2001 until  November  2001. In November  2001,  Mr. Odwazny was named Chief
     Officer and Director                 Operating  Officer.  Mr.  Odwazny  has served as a Company  director  since
                                          August 15, 1999 and was reelected on August 18, 2001 to serve an additional one-year term. From 1981 to 2001, Mr. Odwazny served as a Senior Sales
                                          Executive at AKZO Nobel/ International Paint, the world's largest chemical and coatings company, where he managed the South Florida and Caribbean region. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an Advisory Board for the National
                                          Association of Corrosion Engineers. Mr. Odwazny received his bachelors degree from Florida State University in 1978.

John E. Bares, Ph.D......          39     Dr.  Bares has served as a Company  director  since August 15, 1999 and was
     Director                             reelected on August 18, 2001 to serve an additional  one-year  term.  Since
                                          1997, Dr. Bares has been a Senior Research Scientist at Carnegie Mellon
                                          University's Robotics Institute and the Director of its National Robotics
                                          Engineering Consortium. His research focuses on robotic applications for hazardous environments. Dr. Bares received his bachelors degree in 1985, masters degree in 1987 and doctorate in civil engineering in 1991 from
                                          Carnegie Mellon University. Prior to returning to Carnegie Mellon
                                          University, he served as a visiting research scientist at Mitsubishi Heavy
                                          Industries.

Patrick Bischoff........           34     On October 16,  2002,  Mr.  Bischoff  was  elected to the  Company's
     Director                             Board  of  Directors.  He had  served  on  the  Company's  Board  of
                                          Advisors since August 18, 2001. Mr. Bischoff is the founder of Spinnaker
                                          Ventures LLC and is currently a member of the Advisory Boards of Saba Software,
                                          Magnitude.com, and Datango.com. Mr. Bischoff co-founded Saba Software, an enterprise software company specializing in human resources applications. Prior to his experience with Saba, Mr. Bischoff worked for CompuNet Computer
                                          AG, helping build the company into the largest systems integrator in Europe and completing its sale to GE IT Solutions
                                          in 1997.


R. Gerald Buchanan...              54     Mr.  Buchanan has served as a Company  director  since January 31, 2001 and
     Director                             was  reelected  on August 18, 2001 to serve an  additional  one-year  term.
                                          Since  1996,  Mr.  Buchanan  has  acted  as  Managing  Director  of  Wallem
                                          Shipmanagement  Ltd., one of the largest ship  management  companies in the world. Previously,  from 1990 to 1996, he served as Director of Engineering at Canada Steamship Lines.

Jean-Michel Cousteau...            63     Mr.  Cousteau  has served as a Company  director  since August 15, 1999 and
     Director                             was reelected on August 18, 2001 to serve an additional  one-year term. Mr.
                                          Cousteau, the son of the late environmentalist and ocean pioneer
                                          Jacques Cousteau, has spent his life exploring and researching the world's oceans. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea
                                          Museum in Long Beach, California. He designed and developed the Parc
                                          Oceanique Cousteau in Paris. Currently, Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES
                                          TIMES SYNDICATE. Mr. Cousteau graduated from the Paris School of
                                          Architecture in 1960.

John M. Gumersell.......           55     Mr.  Gumersell has served as a Company  director  since  September 21, 2000
     Director                             and was reelected on August 18, 2001 to serve an additional  one-year term.
                                          Since 2001, Mr. Gumersell has served as Principal with Innovix Advisory
                                          Services. From 1998 to 2001, Mr. Gumersell served as president and chief executive of Lucent Technologies Consumer Products L.P. Previously,
                                          from 1997 to 1998, he served as senior vice president and chief financial officer of Philips Consumer Communications. Mr. Gumersell received his bachelors degree in accounting and economics from Rutgers University in
                                          1980 and his masters degree in management from Pace University in
                                          1982.

Gordon G. Kuljian........          41     Mr.  Kuljian has served as a Company  director  since June 22, 2000 and was
     Director                             reelected on August 18, 2001 to serve an additional  one-year  term.  Since
                                          2000, Mr. Kuljian has served as vice president-operations for Chemstar
                                          Urethanes Inc. Previously, from 1994 to 2000, he served as a Senior
                                          Engineer and the Operations Manager for Coatings Services at Corrpro
                                          Companies Inc. Mr. Kuljian has over 15 years of experience in the field of corrosion control by protective coatings, surface preparation and coatings formulation and application and has lectured and written several scholarly articles in the field. Mr. Kuljian received his bachelors degree in chemical engineering from Northwestern University in 1982.

T. Joseph Lopez..........          62     Admiral Lopez (USN,  Retired) has served as a Company director since August
     Director                             18,  2000 and was  reelected  on  August  18,  2001 to serve an  additional one-year term. Admiral Lopez is employed by Halliburton Company as the chief operating officer of the North and South America and U.S. Government
                                          Projects Worldwide for its Brown & Root Services division. Previously he served in the U.S. Navy, including a tour as both Commander in Chief of
                                          U.S. Naval Forces (Europe) and Commander in Chief of Allied Forces
                                          (Southern Europe). During his naval career he was awarded two Defense
                                          Distinguished Service Medals, among other accolades. He received a bachelors degree in International Relations from Potomac State College in 1972, and a masters degree in business management from the U.S.
                                          Naval Postgraduate School in 1973.

Eugene C. Rainis......             61     On July 24, 2002,  Mr. Rainis was elected to the Company's  Board of
    Director                              Directors.  He had served on the Company's  Board of Advisors  since
                                          February 2, 2001. Mr. Rainis is a General Partner of Brown Brothers
                                          Harriman & Co., the private banking, brokerage and financial advisory firm where he has worked since 1965. From 1972 through 1996 his main responsibility was supervising the firm's fixed income business. He was chairman of the board of both the Jefferson Insurance Company and the
                                          Monticello Insurance Company. He received his bachelors degree in economics from Fordham College in 1962 and an MBA from The Wharton School in
                                          1964.


George R. Sterner......            61     On March 1, 2002,  Vice Admiral  Sterner (USN,  Retired) was elected to the
     Director                             Company's  Board of Directors.   He had served on the Company's Board of Advisors
                                          since February 2, 2001. Since 1999,  Admiral  Sterner has served as
                                          Vice President - Naval Mission Area Executive for Raytheon. From 1998 to
                                          1999, he served as Vice President - System Integration for Walt Disney
                                          Imagineering and directed the technical aspects and delivery preparations for the MS Disney Wonder cruise ship. Admiral Sterner served as
                                          Commander Naval Sea Systems Command for the U.S. Navy from 1994 to 1998.
                                          In total, he spent 37 distinguished years with the U.S. Navy, from 1962 until his retirement in April 1998. Admiral Sterner received a bachelors degree in aerospace engineering from Penn State University in 1962 and a masters degree in operations research from the Naval Postgraduate School in
                                          1964.

Dennis E. McGuire......            51     Mr.  McGuire has served as a Company  director  since April 2, 1998 and was
     Chief Technology                     reelected  on August 18,  2001 to serve an  additional  one-year  term.  On
     Officer and Director                 March 1,  2002,  Mr.  McGuire  resigned  from the  Board of  Directors  for
     of Sales                             personal  reasons.  Mr. McGuire  continues to serve as the Company's  Chief
                                          Technology  Officer  and  Director  of  Sales.  Mr.  McGuire  has  traveled extensively  throughout the world performing contract services at shipyards and has given  educational  seminars to various navies and shipyards on the benefits of ultrahigh pressure  hydro-blasting as an environmentally  safer alternative  to grit  blasting  for  removing  coatings  from the  hulls of ships.  Mr. McGuire  formed  Amclean,  Inc. in 1992 as the first  ultrahigh pressure hydro-blasting  contractor in the marine industry and assigned his original patented invention to that company,  which Amclean assigned to the
                                          Company in December  1999.  Mr. McGuire left Amclean in early 1998 to start the Company.  Mr.  McGuire  received his  associate of science  degree from
                                          Miami-Dade Community College in 1974.

Jacqueline K. McGuire...           39     Ms.  McGuire  has served as a Company  officer  since  April 2,  1998.  Ms.
     Senior Vice President                McGuire,  the wife of Dennis  McGuire,  has served as chairman of the board
     of Administration                    of Amclean Inc. since 1992. Ms. McGuire has traveled  extensively to Europe
     and Secretary                        to negotiate with equipment  manufacturers on pricing,  delivery and terms.
                                          Ms. McGuire received her associate's degree in business  administration from
                                          Barry College in 1984.

Scott R. Baratta...........        32     Mr.  Baratta has served as a Company  officer since January 1, 2001.  Prior
     Senior Vice President                to joining  the  Company,  from 1999 to 2000,  Mr.  Baratta,  son of Robert
     of Finance                           Baratta,   served  as  a  Senior  Manager  in  the  Strategy   Practice  at
                                          marchFIRST, an Internet consulting firm. From 1996 to 1999, he worked in the Business and Strategic Planning department of Frito-Lay Company. Mr.
                                          Baratta received his bachelors degree from the University of Virginia in
                                          1991 and his masters in business administration from The Wharton School in 1996.

Michael R. Donn.......             54     Mr. Donn has served as a Company  officer since January 1, 2001.  From 1994
     Senior Vice President                to 2000, Mr. Donn, brother of Jacqueline  McGuire,  served as the President
     of Operations and                    of the Miami-Dade County Fire Fighters Association,  a 1700-member employee
     Treasurer                            association  for which he also served as vice president and treasurer since
                                          1982.  From 1978 to 1980,  he conducted the  day-to-day  operations of Dade
                                          Oil Company as General  Manager.  Mr. Donn received  associates  degrees in the  arts  and  in  the  sciences  (Fire  Administration)  from  Miami-Dade
                                          Community College in 1976 and 1978, respectively.

The Company regretfully reports that Frank R. Esposito passed away on January 22, 2002. Mr. Esposito had served the Company tirelessly as a Director since June 22, 2000.

ADVISORY BOARD. The Company's Board of Directors established an Advisory Board in June 2000. David M. Ransom serves as its chairman, along with Advisory Board member Stephen R. Johnson. On August 18, 2001, Patrick Bischoff was appointed to the Company's Board of Advisors, and, on October 16, 2002, Ms. Bischoff was elected to the Company's Board of Directors.

Name and Title                      Occupational History
--------------                      --------------------
David M. Ransom                     Since his  retirement  from  public  service in 1997,  Mr.  Ransom has  engaged in
     Chairman of the                international  consulting  on Persian  Gulf matters  through his firm D.M.  Ransom
     Board of Advisors              Associates.  Mr.  Ransom  served as U.S.  Ambassador to Bahrain from 1994 to 1997, upon the conclusion of which he received the Defense Distinguished Service Medal.
                                    Previously he headed the U.S. State Department office of Turkey, Greece and Cyprus in the Bureau of European Affairs, and was an embassy official in Yemen, the United
                                    Arab Emirates and Syria. Mr. Ransom earned a bachelors degree from Princeton
                                    University in 1960 and a masters degree from Johns Hopkins School of Advanced
                                    International Studies in 1962.

Stephen R. Johnson                  Mr. Johnson serves as  vice-president  for the Ocean  Development  Group, a cruise
    Advisor                         ship  development  company.  Since  1997,  he has  served as  president  of Marine
                                    Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as president and from 1991 to 1994 as vice-president of Atlantic Marine Inc. Before that he worked at
                                    Bethlehem Steel Corporation's Sparrows Point Shipyard as a Senior Manager from 1987 to 1990. Mr. Johnson received his bachelors degree in Marine Transportation from the
                                    State University of New York Maritime College in 1968.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table displays information concerning compensation paid or accrued for the fiscal years ended December 31, 2001, 2000 and 1999, for the benefit of our named executive officers.

SUMMARY COMPENSATION TABLE

                                                 ANNUAL COMPENSATION        LONG-TERM COMPENSATION AWARDS
                                              ------------------------------------------------------------------
                                                       SALARY           RESTRICTED STOCK       SECURITIES
                                     FISCAL                                 AWARD(S)       UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION(S)         YEAR              ($)                  ($)                 (#S)
----------------------------------------------------------------------------------------------------------------
Robert O. Baratta(1)                   2001            242,500             288,000(2)         3,050,000(3)
President, Chief Executive             2000              --                    --                  --
Officer and Vice Chairman              1999              --                    --                  --

John P. Odwazny(4)                     2001            108,333             288,000(5)           450,000(6)
Chief Operating Officer and            2000              --                    --                  --
Director                               1999              --                    --                  --

Dennis McGuire                         2001            275,000                 --             2,550,000(7)
Chief Technology Officer               2000            260,000                 --                  --
and Director of Sales                  1999            260,000(8)              --               400,000

Jacqueline K. McGuire                  2001            150,000             432,000(9)           300,000
Senior Vice President -                2000            130,000                 --                  --
Administration and Secretary           1999             78,000(10)             --               200,000

Michael R. Donn                        2001            110,000             288,000(11)          200,000
Senior Vice President -                2000             41,400(12)             --               200,000(13)
Operations and Treasurer               1999              --                    --                  --

------------------

(1) Dr. Baratta began serving as Co-Chief Executive Officer on a part-time basis in January 2001 and became full-time Co-Chief Executive Officer in July 2001. Dr. Baratta became the sole Chief Executive Officer and President in November 2001.

(2) Dr. Baratta received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Dr. Baratta agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.

(3) Option grants to Dr. Baratta in 2001 include 500,000 shares pursuant to his part-time employment agreement; 1,000,000 shares pursuant to his full-time employment agreement; 1,500,000 shares pursuant to his full-time employment agreement and subject to certain Company earnings performance targets; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001.

(4) John P. Odwazny, who joined the Company in March 2001, served as Co-Chief Executive Officer until November 2001. Mr. Odwazny now serves as Chief Operating Officer.

(5) Mr. Odwazny received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Mr. Odwazny agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.

(6) Option grants to Mr. Odwazny in 2001 include 400,000 shares pursuant to his amended full-time employment agreement; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001.

(7) Option grants to Mr. McGuire in 2001 include 1,000,000 shares pursuant to his full-time employment agreement; 1,500,000 shares pursuant to his full-time employment agreement and subject to certain Company earnings performance targets; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001. Effective March 1, 2002, Mr. McGuire resigned from the Board of Directors for personal reasons.

(8) In lieu of salary, Mr. McGuire received compensation in 1999 under a consulting agreement, dated April 4, 1998 and expiring December 31, 1999.

(9) Ms. McGuire received a one-time grant of restricted stock under which she was awarded 150,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Ms. McGuire agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.

(10) In lieu of salary, Mrs. McGuire received compensation in 1999 under a consulting agreement, dated April 4, 1998 and expiring December 31, 1999.

(11) Mr. Donn received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Mr. Donn agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.

(12) Mr. Donn received compensation in 2000 under a consulting arrangement with the Company, prior to his joining the Company as a full-time employee on January 1, 2001.

(13) Options grants to Mr. Donn in 2000 totaled 200,000 shares received as a consultant to the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

The table below sets forth information for each named executive officer, with regard to certain information concerning stock option grants during the year ended December 31, 2001:

                                     NUMBER OF           % OF TOTAL
                                    SECURITIES         OPTIONS GRANTED
                                     UNDERLYING         TO EMPLOYEES      EXERCISE PRICE
      NAME                        OPTIONS GRANTED      IN FISCAL YEAR         ($/SH)       EXPIRATION DATE
      ----                        ---------------      --------------         ------       ---------------
Robert O. Baratta                        500,000(1)         7.0%               $3.00            12/31/05
Robert O. Baratta                      1,000,000(2)        14.0%               $3.00            6/30/07
Robert O. Baratta                        500,000(3)         7.0%               $3.00            6/30/07
Robert O. Baratta                        500,000(4)         7.0%               $3.00            6/30/08
Robert O. Baratta                        500,000(5)         7.0%               $3.00            6/30/09


Robert O. Baratta                         50,000(6)         0.7%               $5.00            12/20/11
Dennis E. McGuire                      1,000,000(7)        14.0%               $3.00            6/30/07
Dennis E. McGuire                        500,000(8)         7.0%               $3.00            6/30/07
Dennis E. McGuire                        500,000(9)         7.0%               $3.00            6/30/08
Dennis E. McGuire                        500,000(10)        7.0%               $3.00            6/30/09
Dennis E. McGuire                         50,000(11)        0.7%               $5.00            12/20/11
John P. Odwazny                          100,000(12)        1.4%               $3.00            12/31/07
John P. Odwazny                          300,000(13)        4.2%               $3.00            12/31/07
John P. Odwazny                           50,000(14)        0.7%               $5.00            12/20/11
Jacqueline K. McGuire                    100,000(15)        1.4%               $3.00            12/31/10
Jacqueline K. McGuire                    200,000(16)        2.8%               $3.00            12/31/07
Michael R. Donn                          100,000(17)        1.4%               $3.00            12/31/07
Michael R. Donn                          100,000(18)        1.4%               $3.00            12/31/07

--------------------

(1)      Grant issued pursuant to part-time employment agreement.
(2)      Grant issued pursuant to full-time employment agreement.
(3)      Grant issued  pursuant to  full-time  employment  agreement  and subject to Company  earnings  performance targets.
(4)      Grant issued  pursuant to  full-time  employment  agreement  and subject to Company  earnings  performance targets.
(5)      Grant issued  pursuant to  full-time  employment  agreement  and subject to Company  earnings  performance targets.
(6)      Grant  issued upon  reelection  to the Board of  Directors  and subject to vesting as follows:  33% of the shares shall vest on each of the 1st, 2nd, and 3rd anniversaries of the date of grant.
(7)      Grant issued pursuant to employment agreement.
(8)      Grant issued pursuant to employment agreement and subject to Company earnings performance targets.
(9)      Grant issued pursuant to employment agreement and subject to Company earnings performance targets.
(10)     Grant issued pursuant to employment agreement and subject to Company earnings performance targets.
(11)     Grant  issued upon  reelection  to the Board of  Directors  and subject to vesting as follows:  33% of the shares shall vest on each of the 1st, 2nd, and 3rd anniversaries of the ate of grant.
(12)     Grant issued  pursuant to  employment  agreement.  Incentive  stock option for 99,999 shares is subject to vesting as follows:  33,333  shares shall vest on  12/31/01,  12/31/02,  and  12/31/03.  Non-qualified  stock option for 1 share shall vest on 12/31/03.
(13)     Non-qualified  stock  option  grant  issued  pursuant to  employment  agreement  and subject to vesting as follows: 100,000 shares shall vest on 12/31/04, 12/31/05, and 12/31/06.
(14)     Grant  issued upon  reelection  to the Board of  Directors  and subject to vesting as follows:  33% of the shares shall vest on each of the 1st, 2nd, and 3rd anniversaries of the date of grant.
(15)     Grant issued  pursuant to  employment  agreement.  Incentive  stock option for 99,999 shares is subject to vesting as follows:  33,333  shares shall vest on  12/31/01,  12/31/02,  and  12/31/03.  Non-qualified  stock option for 1 share shall vest on 12/31/03.



(16)     Non-qualified  stock  option  grant  issued  pursuant to  employment  agreement  and subject to vesting as follows: 66,666 shares shall vest on 12/31/04 and 12/31/05, and 66,668 shares on 12/31/06.
(17)     Grant issued  pursuant to  employment  agreement.  Incentive  stock option for 99,999 shares is subject to vesting as follows:  33,333  shares shall vest on  12/31/01,  12/31/02,  and  12/31/03.  Non-qualified  stock option for 1 share shall vest on 12/31/03.
(18)     Non-qualified  stock  option  grant  issued  pursuant to  employment  agreement  and subject to vesting as follows: 33,333 shares shall vest on 12/31/04 and 12/31/05, and 33,334 shares on 12/31/06.


                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The table below sets forth information for each named executive officer with regard to the aggregate stock options held at December 31, 2001. No stock options were exercised by any of the named executive officers during 2001.

                               SHARES                  NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                              ACQUIRED                UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                                UPON       VALUE        OPTIONS AT FY-END               FY-END (1)
                                                   ----------------------------------------------------------
 NAME                         EXERCISE   REALIZED  EXERCISABLE  UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                 (#)        ($)        (#)           (#)            ($)            ($)
 ------------------------------------------------------------------------------------------------------------
 Robert O. Baratta               --         --        1,700,000       1,550,000      --            --
 Dennis McGuire                  --         --        1,400,000       1,550,000      --            --
 John P. Odwazny                 --         --          233,333         416,667      --            --
 Jacqueline K. McGuire           --         --          233,333         266,667   143,600          --
 Michael R. Donn                 --         --          233,333         166,667      --            --

--------------------
(1) Based on the average price per share of $1.76 for the fourth quarter of 2001. Because the Company's Common Stock is not listed on any public exchange or established trading market, this may or may not be indicative of the fair market value of the Company's Common Stock.

EMPLOYMENT AGREEMENTS

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

JOHN P. ODWAZNY. In January 2001, the Company entered into an employment agreement with Mr. Odwazny effective March 1, 2001 to December 31, 2003, which agreement was amended on April 15, 2001, and which currently provides for an annual salary of $130,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares shall vest on 12/31/01, 12/31/02, and 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 300,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows:
100,000 shares shall vest on 12/31/04, 12/31/05, and 12/31/06, and payment of normal business expenses.

JACQUELINE K. MCGUIRE. In January 2001, the Company entered into an employment agreement with Ms. McGuire effective January 1, 2001 to December 31, 2003, which currently provides for an annual salary of $150,000, a restricted stock grant of 150,000 shares of the Company's Common Stock as an incentive bonus, and, as amended by her stock option agreement with the Company, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2010 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares shall vest on 12/31/01, 12/31/02, and 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 200,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 66,666 shares shall vest on 12/31/04 and 12/31/05, and 66,668 on 12/31/06, and payment of normal business expenses.

MICHAEL R. DONN. In January 2001, the Company entered into an employment agreement with Mr. Donn effective January 1, 2001 to December 31, 2003, which currently provides for an annual salary of $110,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares shall vest on 12/31/01, 12/31/02, and 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 33,333 shares shall vest on 12/31/04 and 12/31/05, and 33,334 on 12/31/06, and payment of normal business expenses.

COMPENSATION OF DIRECTORS

The Company does not compensate members of the Board of Directors with cash for their services in such capacity. The Company's shareholders adopted a 1999 Outside Directors Stock Option Plan at the annual meeting of shareholders on August 14, 1999. The plan created a pool of 500,000 (increased by resolution of the Board of Directors in November 1999 to 2,000,000) shares of Common Stock to be granted at the discretion of the Board to directors of the Company who are not employed by the Company.

The Company has made the following awards under this plan:

         On August 15, 1999, the Board of Directors awarded options to purchase an aggregate of 1,000,000 shares of Common Stock to 5 newly-elected Directors. The options have an exercise price of $1.875 per share and are exercisable through August 15, 2002.

         Through September 30, 2002, options to purchase 1,000,000 shares of Common Stock have either expired or been forfeited. At September 30, 2002, total option grants outstanding under the 1999 Outside Directors Stock Option Plan covered the purchase of 0 shares of Common Stock.

The following table shows all compensation paid to directors in 2001:

                                               CASH COMPENSATION                 SECURITY GRANTS
                                               -----------------          -------------------------------
                                                                                               NUMBER OF
                       ANNUAL                        CONSULTING            NUMBER              SECURITIES
                      RETAINER          MEETING       FEE/OTHER              OF                UNDERLYING
     NAME             FEE ($)            FEES ($)       FEES ($)           SHARES (#)         OPTIONS/SARS (#)
--------------       ----------     -------------- ------------------- ----------------------------------------
R.O. Baratta              0               0                 0                  --                 50,000
J.P. Odwazny              0               0                 0                  --                 50,000
D.E. McGuire              0               0                 0                  --                 50,000
W.A. Owens                0               0                 0                  --                 50,000
J.E. Bares                0               0                 0                  --                 50,000
R.G. Buchanan             0               0                 0                  --                 50,000
J.M. Cousteau             0               0                 0                  --                 50,000
F.R. Esposito             0               0                 0                  --                 50,000
J.M. Gumersell            0               0                 0              50,000(1)              50,000
G.G. Kuljian              0               0            37,250(2)               --                 50,000
T.J. Lopez                0               0                 0                  --                 50,000

--------------------
(1) Issuance of shares to which Mr. Gumersell was entitled pursuant to a Pre-Employment Agreement under which Mr. Gumersell contemplated employment with the Company.
(2) Consulting fees associated with the Company's contract services on the USS Eisenhower and the USS Cole.

The board of directors had two meetings during 2001.

STOCK PLAN

The UltraStrip Systems, Inc. 2000 Long Term Incentive Program (the "Plan") adopted by the Company on August 18, 2000 was designed to encourage selected employees of the Company to acquire a proprietary and vested interest in the growth and performance of the Company to generate an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of shareholders, and to enhance the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Plan fixed a total of 4,000,000 shares of common stock available for awards during its five-year term. The Plan provides that awards to employees who are, or are likely to be, "covered employees" under the Internal Revenue Code may be made subject to the achievement of certain performance goals in order for the compensation to such employees to qualify as "performance-based compensation" under the Code, and therefore be deductible for federal income tax purposes by the Company.

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

The Company has made the following awards under this plan:

         From January 1, 2001 through March 31, 2001, the Board of Directors and the Company awarded options to purchase an aggregate of 525,000 shares of Common Stock to officers and employees. The options have an exercise price of $3.00 per share and expire from March 4, 2005 through December 31, 2010.

         On August 1, 2001, the Company awarded options to purchase an aggregate of 25,000 shares of Common Stock to an employee. The options have an exercise price of $5.00 per share and expire on July 31, 2005.

         On January 1, 2002, the Company awarded options to purchase an aggregate of 20,000 of Common Stock to employees. The options have an exercise price of $1.76 per share and expire on December 31, 2011.

         At September 30, 2002, total option grants outstanding under the 2000 Long-Term Incentive Plan covered the purchase of 570,000 shares of Common Stock.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

No Form 3, 4 or 5 was filed by any director, officer or beneficial owner of more than ten percent of any of the Company's equity securities during fiscal year 2001 as these individuals were unaware of the Company's status as a public company and their resulting reporting obligations pursuant to the United States Securities and Exchange Act of 1934 until May 2001. Since that time, the Company has diligently focused its attention and expended significant resources on preparing and filing its periodic reports required under the United States Securities and Exchange Act of 1934, but the Company has offered to assist its directors, officers and ten percent shareholders in complying with their Exchange Act reporting obligations and expects the required forms will be filed as soon as practicable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of September 30, 2002 with respect to the beneficial ownership of shares of Common Stock, including shares as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, by (i) each person owning more than five percent, (ii) each director and named executive officer, and (iii) all named executive officers and directors as a group:


                                                Common Shares Underlying
                                                Options, Warrants, and
Owner                           Common Shares       Preferred Stock      Total          Percent
-----                           -------------   ----------------------   -----          -------
Kevin P. Grady(3)                 7,168,394             33,333          7,201,727         16.93
John Caperton(3)                  2,015,556                  0          2,015,556          4.74
Michael Cristoforo(3)             1,354,423(4)         233,333          1,587,756          3.73

Dennis E. McGuire(2)              6,985,823(7)       1,000,000          7,985,823         18.77
Robert O. Baratta(1)(2)             683,333          1,763,000          2,446,333          5.75
Eugene C. Rainis(1)                 200,000            441,800(8)         641,800          1.51
John P. Odwazny(1)(2)               499,307(5)          33,333            532,640          1.25
William A. Owens(1)                       0            500,000            500,000          1.18
Michael R. Donn(2)                  125,000            233,333            358,333          0.84
Jacqueline K. McGuire(2)            227,680             33,333            261,013          0.61
George R. Sterner(1)                      0            250,000            250,000          0.59
Jean-Michel Cousteau(1)             200,000                  0            200,000          0.47
John M. Gumersell(1)                 70,000                  0             70,000          0.16
R. Gerald Buchanan(1)                50,000                  0             50,000          0.12
Gordon G. Kuljian(1)                      0                  0                  0          0.00
T. Joseph Lopez(1)                        0                  0                  0          0.00
John E. Bares(1)(6)                       0                  0                  0          0.00
Officers and directors as a
group  (14 persons)               9,041,143          4,254,799         13,295,942         31.25

--------------------
(1)      A director
(2)      A named executive officer
(3)      5% shareholder
(4) Includes shares for which beneficial ownership is disclaimed: 231,500 owned by wife, 3,080 owned by daughter, and 155,556 owned by mother
(5) Includes shares for which beneficial ownership is disclaimed: 346,112 common shares owned by wife.
(6) On March 18, 2002, Dr. Bares elected to forfeit his previously disclosed 1999 and 2001 option grants.
(7) On March 29, 2002, such shares were placed in the 2002 UltraStrip Stock Trust, with Mr. Steve Bronis, Esq., c/o Zuckerman Spaeder LLP, Miami Center, 301 Biscayne Boulevard, Suite 900, Miami, Florida, 33131-4326, as Trustee. The trustee has the exclusive right to vote the securities owned by the Trust and specifically can do any act or exercise any power with respect to securities under Section 15(b)(5), take any action deemed advisable for the protection, maintenance, and promotion of the assets owned by the trust under Section 15(b)(8) and take all other actions granted under Florida law to a trustee under Section 15(c) [including the power to vote securities under Florida Stat. Sec. 737.402(2)(n)]. The 2002 UltraStrip Stock Trust has a duration of 5 years.
(8) Includes warrants for which beneficial ownership is disclaimed: 25,000 owned by wife.

The business address of each of the owners is c/o UltraStrip Systems, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has not engaged in any transactions with management or others in which the amount involved exceeds $60,000 other than the following:

Dr. Bares serves as the director of the National Robotics Engineering Consortium
(NREC) at Carnegie Mellon University. The Company and NREC entered into a development agreement in September 1999 pursuant to which the NREC designs and develops technologies and constructs robots that are derivative of the Company's original robotic stripping concept. The Company expended $680,559 and $1,379,749 to NREC in 2000 and 2001, respectively, pursuant to the development agreement. At September 30, 2002, $0 was payable to Carnegie Mellon University for research and development services performed in 2001.

Mr. Buchanan serves as Managing Director for Wallem Shipmanagement. Wallem provided the staff for the Company's operating crew for the Tecor contract/demonstration in Portugal. The Company reimbursed Wallem $87,204 in 2001 related to the Tecor contract, and an additional $87,721 was payable to Wallem at December 31, 2001.

Other than normal trade payables, the Company is indebted to Dennis and Jacqueline McGuire, co-founders of the Company, current officers, and beneficiaries of the 2002 UltraStrip Stock Trust, in the amount of $566,544 for sums they lent the Company over the course of 2001. The Company is also indebted to Mr. McGuire in the amount of $186,643 for officer wages accrued in 1999.

The Company is indebted to Kevin Grady, co-founder of the Company, current employee, and significant shareholder, in the amount of $517,893 for sums he lent the Company over the course of 1999.

On October 19, 2001, the Company issued a promissory note and 100,000 warrants with an exercise price of $0.07 to purchase shares of the Company's Common Stock to Eugene Rainis, a member of the Company's Advisory Board, for aggregate proceeds of $1,000,000. This note is due on October 19, 2002. This note was extended to January 17, 2003 for an additional 62,500 warrants.

The Company exercised an option and acquired a Patent on December 17, 1999 from a related company, AmClean, Inc. The Patent was acquired through the issuance of 1,000,000 shares of the Company's restricted, unregistered common stock and $61,500 of prepaid royalties in exchange for ownership of the Patent and all rights pertaining to the Patent holder. At the time of the patent acquisition, four shareholders - Dennis and Jacqueline McGuire, Kevin Grady, and John Caperton - owned a majority of the outstanding common stock of both companies.

INDEX TO FINANCIAL STATEMENTS




                                                                         PAGE
                                                                         ----


Reports of Independent Certified Public Accountants                    F-2

Balance Sheet                                                          F-4

Statements of Operations                                               F-5

Statements of Changes in Stockholders' Deficit                         F-6

Statements of Cash Flows                                               F-7

Summary of Significant Accounting Policies                             F-8

Notes to Financial Statements                                          F-13

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of UltraStrip Systems, Inc. as of December 31, 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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





Miami, Florida                                              /s/ BDO Seidman, LLP
June 28, 2002, except for                                       BDO Seidman, LLP
Notes 1 and 15, which are
as of September 25, 2002

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

                                   MEMBER OF:
                     FLORIDA AND AMERICAN INSTITUTE OF CPAS
                   PRIVATE COMPANIES AND SEC PRACTICE SECTIONS

8100 SW 81 DRIVE                                       TELEPHONE: (305) 270-0014
SUITE 210                                                    FAX: (305) 598-3695
MIAMI FLORIDA, 33143-6603                            EMAIL: BARRYCPA@NETZERO.NET

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Ultrastrip Systems, Inc.

We have audited the statements of loss, stockholders' deficit and cash flows of Ultrastrip Systems, Inc. (a Florida corporation) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ultrastrip Systems, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has operated at a loss since inception, has an excess of current liabilities over current assets and a capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to that matter also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Barry I Hechtman, P.A.

March 15, 2001

Restated September 10, 2002


                                                                                                  ULTRASTRIP SYSTEMS, INC.

                                                                                                             BALANCE SHEET
December 31,                                                                                                          2001
--------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                                  $    543,934
   Accounts receivable                                                                                               7,799
   Note receivable from officer (Note 2)                                                                            50,000
   Inventories (Note 3)                                                                                            591,055
   Prepaid expenses and other                                                                                      108,540
--------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                             1,301,328

Property and equipment, net (Notes 4, 5 and 6)                                                                   2,450,329
Patents, less accumulated amortization of $11,528                                                                   97,805
--------------------------------------------------------------------------------------------------------------------------

                                                                                                              $  3,849,462
==========================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                      $  1,889,810
   Due to related parties (Note 12)                                                                                731,227
   Deferred revenue                                                                                                125,000
   Accrued preferred stock dividends (Note 8)                                                                      743,276
   Notes payable to shareholders - current portion (Notes 5 and 6)                                               1,431,961
   Notes payable - current portion (Note 6)                                                                         11,813
--------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                        4,933,087

LONG-TERM DEBT:
   Notes payable to shareholders, less current portion (Notes 5 and 6)                                             517,893
   Notes payable, less current portion (Note 6)                                                                     91,626
--------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                                5,542,606

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 shares outstanding, $25,000 per share redemption amount (Note 8)                                             850,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1056 shares outstanding, $2,500 per share redemption amount (Note 8)                                          2,640,000

COMMITMENTS AND CONTINGENCIES (Notes 1, 12 and 13)

STOCKHOLDERS' DEFICIT (NOTES 7, 8 AND 9)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 42,382,679 shares issued and outstanding             423,827
ADDITIONAL PAID-IN CAPITAL                                                                                      16,605,272
ADDITIONAL PAID-IN CAPITAL - UNISSUED SUBSCRIBED SHARES                                                             75,000
DEFERRED COMPENSATION                                                                                              (65,576)
ACCUMULATED DEFICIT                                                                                            (22,221,667)
--------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                     (5,183,144)
--------------------------------------------------------------------------------------------------------------------------

                                                                                                              $  3,849,462
==========================================================================================================================


                            See accompanying summary of significant accounting policies and notes to financial statements.

                                                                                               ULTRASTRIP SYSTEMS, INC.

                                                                                               STATEMENTS OF OPERATIONS

Year ended December 31,                                                                     2001                   2000
-----------------------------------------------------------------------------------------------------------------------
REVENUES (Note 16):
     Equipment sales                                                                $    850,000           $     30,076
     Hydro-blasting contracts                                                            858,077                     --
-----------------------------------------------------------------------------------------------------------------------

Total revenues                                                                         1,708,077                 30,076
-----------------------------------------------------------------------------------------------------------------------

OPERATING EXPENSES:
     Cost of equipment sales (Note 4)                                                  1,803,219                243,900
     Cost of hydro-blasting contracts                                                  1,413,191                     --
     Selling, general and administrative, excluding non-cash
     compensation (benefit) expense                                                    5,803,295              3,910,988
     Non-cash compensation (benefit) expense  (Notes 7 and 9)                         (1,744,190)             6,987,409
-----------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                               7,275,515             11,142,297
-----------------------------------------------------------------------------------------------------------------------

Loss from operations                                                                  (5,567,438)           (11,112,221)

Other income (expense):
     Other income                                                                         15,186                     --
     Interest expense                                                                    (61,188)               (18,065)
-----------------------------------------------------------------------------------------------------------------------

Net loss                                                                              (5,613,440)           (11,130,286)

Preferred stock dividends (Note 8)                                                      (397,875)              (213,768)
-----------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                                 $ (6,011,315)          $(11,344,054)
=======================================================================================================================

Net loss per common share (basic and diluted)                                       $      (0.14)          $      (0.28)
=======================================================================================================================

Weighted average number of common shares outstanding                                  41,526,184             39,812,198
=======================================================================================================================

                         See accompanying summary of significant accounting policies and notes to financial statements.

                                                                                         ULTRASTRIP SYSTEMS, INC.

                                                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                                                      Additional
                                                                                                      Paid-In
                                                                                                      Capital
                                                                                                      Unissued
                                                              Common Stock            Additional        Sub-
                                                       ---------------------------     Paid-In         scribed
                                                          Shares         Amount        Capital         Shares
                                                       ------------   ------------   ------------    ------------
Balance at January 1, 2000                               38,539,876   $    385,400   $  4,327,471    $     75,000

Common stock issued for cash (Note 7)                       872,374          8,722      1,856,552              --
Common stock issued for services (Note 7)                   400,000          4,000        796,000              --
Issuance of equity instruments for services (Note 9)             --             --      2,155,423              --
Non-cash compensation (benefit) expense (Note 9)                 --             --      4,031,986              --
Preferred stock dividends (Note 8)                               --             --             --              --
Conversion of series A preferred to common (Note 8)         360,000          3,600        371,400              --
Conversion of series B preferred to common (Note 8)         111,890          1,119        333,881              --

Net loss for the year                                            --             --             --              --
-----------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                             40,284,140        402,841     13,872,713          75,000

Conversion of series B preferred to common (Note 8)          85,170            852        254,148              --
Common stock issued for cash (Note 7)                     1,168,369         11,684      3,995,475              --
Common stock issued for services (Note 7)                   845,000          8,450      2,461,550              --
Issuance of equity instruments for services (Note 9)             --             --        173,160              --
Non-cash compensation (benefit) expense (Note 9)                 --             --     (4,387,350)             --
Deferred compensation (Note 9)                                   --             --         65,576              --
Preferred stock dividends (Note 8)                               --             --             --              --
Grant of warrants for financing (Note 5)                         --             --        170,000              --

Net loss for the year                                            --             --             --              --
-----------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                             42,382,679   $    423,827   $ 16,605,272    $     75,000
=================================================================================================================

[RESTUBBED]

                                                                                            Total
                                                           Deferred     Accumulated        Capital
                                                         Compensation      Deficit         Deficit
                                                         ------------    ------------    ------------
Balance at January 1, 2000                               $         --    $ (4,866,298)    $   (78,427)

Common stock issued for cash (Note 7)                              --              --       1,865,274
Common stock issued for services (Note 7)                          --              --         800,000
Issuance of equity instruments for services (Note 9)               --              --       2,155,423
Non-cash compensation (benefit) expense (Note 9)                   --              --       4,031,986
Preferred stock dividends (Note 8)                                 --        (213,768)       (213,768)
Conversion of series A preferred to common (Note 8)                --              --         375,000
Conversion of series B preferred to common (Note 8)                --              --         335,000

Net loss for the year                                              --     (11,130,286)    (11,130,286)
-----------------------------------------------------------------------------------------------------

Balance at December 31, 2000                                       --     (16,210,352)     (1,859,798)

Conversion of series B preferred to common (Note 8)                --              --         255,000
Common stock issued for cash (Note 7)                              --              --       4,007,159
Common stock issued for services (Note 7)                          --              --       2,470,000
Issuance of equity instruments for services (Note 9)               --              --         173,160
Non-cash compensation (benefit) expense (Note 9)                   --              --      (4,387,350)
Deferred compensation (Note 9)                                (65,576)             --              --
Preferred stock dividends (Note 8)                                 --        (397,875)       (397,875)
Grant of warrants for financing (Note 5)                           --              --         170,000

Net loss for the year                                              --      (5,613,440)     (5,613,440)
-----------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                             $    (65,576)   $(22,221,667)   $ (5,183,144)
=====================================================================================================

                  See accompanying summary of significant accounting policies and notes to financial statements.


                                                                                          ULTRASTRIP SYSTEMS, INC.

                                                                                STATEMENTS OF CASH FLOWS (NOTE 14)



Year ended December 31,                                                                   2001                2000
-----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                       $ (5,613,440)        (11,130,286)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   596,125             703,143
       Provision for equipment impairment                                              611,020             214,134
       Accretion of discount on note payable                                            35,417                  --
       Common stock issued for services                                              2,470,000             800,000
       Issuance of equity instruments for services                                     173,160           2,155,423
       Non-cash compensation (benefit) expense                                      (4,387,350)          4,031,986
   Change in assets and liabilities:
         Accounts receivable                                                            (7,799)                 --
         Inventories                                                                  (591,055)                 --
         Prepaid expenses and other                                                   (104,474)             12,903
         Accounts payable and accrued expenses                                       1,115,274             460,125
         Due to related parties                                                        731,227                  --
         Deferred revenue                                                              125,000                  --
------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                               (4,846,895)         (2,752,568)
------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                                                 (14,224)                 --
   Purchase of property and equipment                                                 (634,076)         (1,798,525)
   (Increase) in note receivable from officer                                          (50,000)                 --
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (698,300)         (1,798,525)
------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                             24,913                  --
   Proceeds from issuance of long-term debt and warrants to shareholders             1,666,544             351,111
   Payments on long-term debt                                                           (9,791)             (5,965)
   Payments on long-term debt to shareholders                                         (100,000)           (448,992)
   Proceeds from issuance of preferred stock                                           200,000           3,030,000
   Proceeds from issuance of common stock                                            4,007,159           1,865,273
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            5,788,825           4,791,427
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                              243,630             240,334

Cash and cash equivalents, beginning of year                                           300,304              59,970
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                            $    543,934        $    300,304
==================================================================================================================

                    See accompanying summary of significant accounting policies and notes to financial statements.

                                                        ULTRASTRIP SYSTEMS, INC.


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


        NATURE OF OPERATIONS        UltraStrip Systems, Inc. (the "Company") was
                                    incorporated on April 2, 1998 under the laws of the State of Florida. The Company designs, develops and assembles an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. The Company was a development stage enterprise from its inception through February 26, 2001 and was devoting substantially all its efforts to the ongoing development of the Company. The
                                    Company commenced significant operations in
                                    March 2001.

                                    The Company operates solely in one
                                    reportable operating segment. Management monitors and reviews the operating results of equipment sales and contract activities and allocates resources solely on an aggregate basis.

        CASH AND CASH               The Company considers all highly liquid
        EQUIVALENTS                 investments with a maturity of three
                                    months or less when purchased to
                                    be cash equivalents.

        FAIR VALUE OF FINANCIAL     The carrying amounts of the Company's
        INSTRUMENTS                 financial assets, including cash and cash
                                    equivalents, accounts receivable and note receivable and of certain financial liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                                    Based on the Company's estimate of its
                                    current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                                    Based upon the conversion terms of the
                                    Company's Series A and B Redeemable
                                    Convertible Cumulative Preferred Stock
                                    (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $2,990,000.

                                                        ULTRASTRIP SYSTEMS, INC.


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


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

        INVENTORIES                 Inventories are stated at the lower of cost
                                    or market. Cost is determined using the
                                    first-in, first-out method.

        PROPERTY AND EQUIPMENT      Property and equipment consists principally
                                    of automated hydro-blasting machinery and equipment held for rent or for use in contract performance and is recorded at cost. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

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

        REVENUE RECOGNITION         Revenue from sales of equipment is generally
                                    recognized when products are shipped,
                                    economic risk of loss has passed to the
                                    customer, collection is probable, and any future obligations of the Company are insignificant. Revenue from hydro-blasting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed.

                                                        ULTRASTRIP SYSTEMS, INC.


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                    The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of sales.

        ADVERTISING                 The Company conducts advertising for the
                                    promotion of its products. Advertising costs are charged to operations when incurred;
                                    such amounts aggregated $220,505 in 2001 and $138,805 in 2000.

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

        NEW ACCOUNTING              In June 2001, the Financial Accounting
        PRONOUNCEMENTS              Standards Board (FASB) finalized SFAS No.
                                    141, "Business Combinations," and SFAS No.
                                    142, "Goodwill and Other Intangible Assets."
                                    SFAS 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001.
                                    SFAS 141 also requires that the Company
                                    recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires,

                                                        ULTRASTRIP SYSTEMS, INC.


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                    upon adoption of SFAS 142 that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

                                    In August 2001, the FASB issued SFAS No.
                                    144, "Accounting for the Impairment or
                                    Disposal of Long-lived Assets." This
                                    Statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," (as previously defined in that Opinion).

                                                        ULTRASTRIP SYSTEMS, INC.


                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

                                    The provisions of this Statement are
                                    effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The provisions of this Statement generally are to be applied prospectively. Currently the Company is assessing but has not yet determined how the adoption of SFAS 144 will impact its financial position and results of operations.

        RECLASSIFICATIONS           Certain 2000 amounts have been reclassified
                                    to conform to the 2001 presentation.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.      GOING CONCERN               The accompanying financial statements were
                                    prepared assuming that the Company will
                                    continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. During the year ended December
                                    31, 2001, the Company incurred losses of approximately $6 million, has a working capital deficiency of $3.6 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June
                                    2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

                                    The Company's continued existence is
                                    dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

                                    The Company plans to reduce its working
                                    capital requirements by deferring or
                                    reducing salaries for some members of senior management and by reducing advertising, travel and entertainment, consulting and office expenses in an effort to reduce costs. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders will be required, although this is not assured.

                                    The Company is in negotiations with
                                    potential purchasers of the Company's M2000 automated hydro-blasting systems. During May 2002, the Company received $500,000 in advances against a $2 million sales order. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon delivery and testing of the equipment at the buyer's shipyard. The balance was paid on September 25, 2002. See Note 15(c).

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

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.      NOTE RECEIVABLE FROM        Note receivable at December 31, 2001
        OFFICER                     consists of an unsecured demand note with
                                    an officer bearing interest at 6%
                                    per annum, repaid in March 2002.

3.      INVENTORIES                Inventories consist of the following:

                                    December 31,                                                             2001
                                    -----------------------------------------------------------------------------

                                    Finished goods                                                  $     456,678
                                    Work in process                                                       134,377
                                    -----------------------------------------------------------------------------

                                                                                                    $     591,055
                                    =============================================================================

4.      PROPERTY AND                Property and equipment consist of the
        EQUIPMENT                   following:

                                                                                        Estimated
                                                                                          Useful
                                    December 31,                                           Life           2001
                                    -----------------------------------------------------------------------------
                                    Machinery and equipment                                5 years  $   2,400,109
                                    Furniture and fixtures                                 7 years        276,644
                                    Automobile and trucks                                  5 years        209,970
                                    Leasehold improvements                                 5 years        207,161
                                    Office equipment                                       5 years        136,421
                                    -----------------------------------------------------------------------------

                                                                                                        3,230,305
                                    Less accumulated depreciation and
                                           amortization                                                  (779,976)
                                    -----------------------------------------------------------------------------

                                                                                                    $   2,450,329
                                    =============================================================================

                                    Substantially all machinery and equipment represents hydro-blasting equipment, used for contract services or planned short-term leasing.

                                    Depreciation expense for the years ended
                                    December 31, 2001 and 2000 aggregated
                                    $590,361 and $697,381, respectively.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  During the years ended December 31, 2001 and 2000, the Company recorded equipment impairment expenses of $611,020 and $214,134, respectively, resulting from technological changes in product design.

5.      NOTES PAYABLE TO          Notes payable to shareholders consist of
        SHAREHOLDERS              the following:

                                  December 31,                                                             2001
                                  -------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, interest at prime plus
                                  2% (6.75% at December 31, 2001), $450,000 plus
                                  accrued interest repayable in 2002, balance
                                  due March 1, 2003, subject to earlier
                                  repayments upon (1) a public offering of the
                                  Company's common stock or debt securities or
                                  (2) in installments equal to 20% of revenues
                                  earned and collected by the Company
                                  subsequent to March 1, 2002 (a)                               $       566,544

                                  Unsecured note payable to
                                  employee/shareholder, interest at prime
                                  plus 2% (6.75% at December 31, 2001), due                             517,893
                                  April 10, 2003

                                  $1,000,000 note payable to
                                  shareholder/Advisory Board member, balloon
                                  payment due on October 19, 2002 in the amount
                                  of $1,000,000 including interest at 16%,
                                  secured by all existing equipment and
                                  machinery utilized to
                                  manufacture the Company's product, net of                             865,417
                                  unamortized discount (b)
                                  -----------------------------------------------------------------------------
                                                                                                      1,949,854

                                  Less current portion                                               (1,431,961)
                                  -----------------------------------------------------------------------------

                                                                                                $       517,893
                                  =============================================================================

                                  (a)      As a result of the Company not
                                           making a $450,000 payment due March
                                           31, 2002, the creditor can demand
                                           immediate repayment of these notes.
                                           Accordingly, these notes are
                                           classified as current liabilities.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  (b)      In connection with the $1 million
                                           note payable to
                                           shareholder/Advisory Board member,
                                           the Company granted warrants to
                                           acquire 100,000 shares of common
                                           stock and valued such warrants at
                                           $170,000 based on the relative fair
                                           value of the warrants. The warrants
                                           are exercisable at $0.07 per share,
                                           were fully vested at the date of
                                           grant and expire in 2021. As such
                                           the Company recorded $830,000 as
                                           debt, net of the allocation of the
                                           proceeds to the warrants, which is
                                           included in paid-in capital in the
                                           balance sheet of $170,000. The
                                           Company amortizes to interest
                                           expense the value ascribed to the
                                           warrants over the term of the debt

6.      Notes Payable             Notes payable consist of the following:

                                  December 31,                                                               2001
                                  -------------------------------------------------------------------------------
                                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                                  by trucks                                                          $     81,809

                                  Installment note, payable $506 monthly including interest at
                                  7.9%, through April 2006 collateralized by vehicle                       21,630
                                  -------------------------------------------------------------------------------
                                                                                                          103,439

                                  Less current portion                                                    (11,813)
                                  -------------------------------------------------------------------------------

                                                                                                     $     91,626
                                  ===============================================================================

                                  Aggregate notes payable and notes payable to shareholders at December 31, 2001 consists of the following:


                                  -----------------------------------------------------------------------------
                                  Notes payable                                                      $    103,439
                                  Notes payable to shareholders, net of unamortized
                                      discount (Note 5)                                                 1,949,854
                                  -----------------------------------------------------------------------------

                                                                                                     $  2,053,293
                                  ===============================================================================

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  Future cash payment obligations under
                                  maturities of notes payable to shareholders and notes payable at December 31, 2001 are as follows:

                                  Year ending December 31,
                                  ------------------------------------------------------------------------------

                                  2002                                                           $    1,578,357
                                  2003                                                                  530,990
                                  2004                                                                   14,449
                                  2005                                                                   15,944
                                  2006                                                                   13,870
                                  Thereafter                                                             34,266
                                  -----------------------------------------------------------------------------
                                                                                                 $    2,187,876
                                  Less unamortized discount relating to 2002 obligations
                                                                                                       (134,583)
                                  -----------------------------------------------------------------------------

                                                                                                 $    2,053,293
                                  =============================================================================

7.      Common Stock              During the year ended December 31, 2001 the
                                  Company issued 120,000 shares (50,000 to a member of the Company's Board of Directors and 70,000 to third parties) of restricted, unregistered common stock in exchange for consulting services. The issuances were valued at estimated fair value ranging from $2.88 -
                                  $4.40 per share. In connection therewith, the Company recorded a charge to operations in the amount of $382,000 during 2001, of which $150,000 was for the services provided by the Board member.

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

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                  During 2000, the Company issued 872,374 shares of restricted, unregistered common stock for net proceeds of $1,865,274.

                                  At December 31, 2001, 21,207,760 shares of
                                  Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

                                  The following reconciles the components of the loss per share computation:

                                  For the years ended December 31,                      2001                             2000
                                  ----------------------------------------------------------------------------------------------
                                                              Income      Shares    Per-Share   Income       Shares     Per-
                                                              (Nume-     (Deno       Amount     (Nume        (Deno      Share
                                                               rator)    -minator)              -rator       -minator    Amount
                                  ----------------------------------------------------------------------------------------------
                                  Loss per common share
                                      Net (loss)
                                      available to
                                      common shareholders   $(6,011,315) 41,526,184  $(0.14)  $(11,344,054)  39,812,198  $(0.28)

                                  Effect of Dilutive
                                      Securities:
                                           Stock
                                           options/warrants          --         --       --             --           --      --
                                  ---------------------------------------------------------------------------------------------
                                                                                                                             --

                                  Net (loss) available
                                      to  common
                                      shareholders plus
                                      assumed conversions    (6,011,315) 41,526,184  $(0.14)  $(11,344,054)  39,812,198  $(0.28)
                                  =============================================================================================

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 16,757,760 and 12,926,730 shares of common stock at December 31, 2001 and 2000, respectively, exclusive for 2001 of 1,653,800 shares underlying the litigated alleged warrant discussed in Note
                                  13) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

8.      Redeemable Convertible    Series A
        Cumulative Preferred
        Stock                     During the year ended December 31, 1999, the
                                  Company issued 62 shares of Series A
                                  Redeemable Convertible Cumulative Preferred
                                  Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June
                                  2002 at $25,000 per share plus accrued
                                  dividends.

                                  The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at December 31, 2001 were $396,025.

                                  Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the year ended December 31, 2000, 15 shares of Series A preferred stock were converted into 360,000 shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  Series B

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

                                  The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at December 31, 2001 were $347,251.

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

9.      STOCK OPTIONS AND
        WARRANTS At December 31, 2001, the Company has two fixed stock option plans and non-plan options, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

                                  On August 15, 1999, the Company adopted an
                                  Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2001, options to purchase 1,000,000 shares of common stock at a price of $1.875 per share have been granted pursuant to the plan.

                                  During the years ended December 31, 2001 and 2000, the Company granted options to acquire 7,750,000 and 500,000, respectively, shares of common stock to employees and members of the Company's Board of Directors. The options are exercisable at $2.00 to $5.00 per share, vesting over periods ranging from immediate to 2006. During the years ended December 31, 1999 and 1998, the Company granted options to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation (benefit) expense based upon the estimated fair value of the stock at each intervening financial statement date, $(4,387,350) and $4,031,986 for 2001 and 2000, respectively.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                    During the years ended December 31, 2001 and 2000, the Company granted options and warrants to acquire 380,000 and 1,650,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at $0.07 to $5.00 per share, substantially were fully vested at the date of grant and expire through 2021. The options and warrants are exercisable by payment of cash to the Company or, for 0 and 1,400,000 of the options and warrants granted in 2001 and 2000, at the holders' option, in a cashless manner by surrendering options and warrants held on appreciated shares of common stock. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $173,160 in 2001 and $2,155,423 in 2000.
                                    Additionally, deferred compensation of
                                    $65,576 was recorded in 2001 and will be amortized to expense during 2002 to 2004.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of December 31, 2001 and changes during the year then ended is presented below:

                                                                     Plan Options and       Non-Plan Options and
                                                                         Warrants                 Warrants
                                                                  -----------------------  ------------------------

                                                                     Weighted                  Weighted
                                                                      Average                  Average
                                                                     Exercise     Shares       Exercise   Shares
                                                                      Price                     Price
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of       $    1.88  1,000,000    $    1.13    10,143,800
                                  year
                                  Granted                                3.09    550,000         3.14     7,380,000
                                  Exercised                                 -          -            -             -
                                  Forfeited                                 -          -         0.63     4,013,800 (1)
                                  -------------------------------------------------------------------------------------

                                  Outstanding at end of year             2.31  1,550,000         2.38    13,510,000

                                  Exercisable at year-end           $    2.03  1,166,665         1.92     8,963,333
                                  -------------------------------------------------------------------------------------

                                  Weighted average fair value
                                  of options granted                $    1.71               $    1.55
                                  during the year
                                  -------------------------------------------------------------------------------------

                                  (1)      Includes warrants to purchase 1,653,800 shares of common stock which are the subject of litigation (Note 13)


                                   A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of December 31, 2000 and changes during the year then ended is presented below:

                                                                     Plan Options and         Non-Plan Options and
                                                                         Warrants                   Warrants
                                                                  ------------------------   ------------------------
                                                                     Weighted                   Weighted
                                                                      Average                    Average
                                                                     Exercise      Shares       Exercise      Shares
                                                                        Price                      Price
                                  -------------------------------------------------------------------------------------
                                  Outstanding at beginning of       $    1.88    1,000,000 $        0.88    7,993,800
                                  year
                                  Granted                                   -           -           2.02    2,150,000
                                  Exercised                                 -           -              -           -
                                  Forfeited                                 -           -              -           -
                                  -------------------------------------------------------------------------------------
                                                                                                                   --

                                  Outstanding at end of year             1.88    1,000,000          1.13   10,143,800

                                  Exercisable at year-end           $    1.88    1,000,000          1.13   10,143,800
                                  =====================================================================================

                                  Weighted average fair value
                                  of options granted                $       -              $        1.25
                                  during the year
                                  =====================================================================================

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  SFAS No. 123, "Accounting for Stock-Based
                                  Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                                  The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $4,553,488 and $418,173 for the years ended December 31, 2001 and 2000, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                 Years ended December 31,                                     2001          2000
                                 ----------------------------------------------------------------------------------
                                 Net (loss) applicable to common stock
                                     as reported                                      $ (6,011,315) $(11,344,054)
                                 Net (loss) applicable to common stock pro forma       (10,564,803)  (11,762,227)
                                 Basic (loss) per share as reported                          (0.14)        (0.28)
                                 Basic (loss) per share pro forma                            (0.25)        (0.30)

                                 The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:


                                 December 31,                                                 2001         2000
                                 ----------------------------------------------------------------------------------

                                 Risk free interest rate                                      5.16 %       5.96   %
                                 Expected life                                          3-10 YEARS    3-5 years
                                 Expected volatility                                            51 %         74   %
                                 Dividend yield                                                0.0          0.0

10.     Income Taxes              Deferred income taxes reflect the net tax
                                  effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2001, the Company had federal net operating losses (NOL) of approximately $13,350,000. The
                                  NOL expires during the years 2018 to 2021. In the event that a change in ownership of the Company of greater than 50 percent

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  occurs/occurred as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.

                                  Realization of any portion of the approximate $7,727,388 deferred federal tax asset at December 31, 2001 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                                  The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                   Year ended December 31,                             2001                2000
                                  --------------------------------------------------------------------------------
                                  Tax benefit at the United States
                                  statutory rate                                $ 1,909,000       $   3,784,297
                                  State income tax benefit, net                     204,000            (189,215)
                                  Valuation allowance adjustment
                                                                                 (2,113,000)         (3,973,512)
                                  --------------------------------------------------------------------------------

                                  Income tax benefit                            $         -       $           -
                                  ================================================================================

                                  Significant components of the Company's  deferred tax assets and liabilities are as follows:

                                  December 31,                                         2001              2000
                                  ----------------------------------------------------------------------------------

                                  Deferred tax assets:
                                      Organizational costs                      $   114,000       $     114,326
                                      Net operating loss
                                      carryforwards                               4,600,000           2,037,144
                                      Compensation related to equity
                                      instruments issued for
                                      services                                    3,013,388           3,463,899
                                  ----------------------------------------------------------------------------------
                                  Valuation allowance for deferred
                                      tax assets                                 (7,727,388)         (5,615,369)
                                  ----------------------------------------------------------------------------------

                                  Net deferred tax asset                        $         -       $          -
                                  ----------------------------------------------------------------------------------

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.    RESEARCH AND DEVELOPMENT    Research and development cost relates to both
                                   future and present products and are charged to operations as incurred. The Company recognized research and development costs of $629,801 and $513,291 for the years ended
                                   December 31, 2001 and 2000, respectively.

12.    RELATED PARTY TRANSACTIONS  Amounts due to related parties consist of:

                                  December 31,                                                             2001
                                  ---------------------------------------------------------------------------------
                                  Due to employees and director                                $         37,037
                                  Due to Ocean Futures Society                                           21,054
                                  Due to Wallem Shipmanagement
                                  Limited                                                                87,721
                                  Due to Carnegie Mellon University                                     585,415
                                  ------------------------------------------------------------------------------

                                                                                               $        731,227
                                  ==============================================================================

                                  Development Agreement
                                  ---------------------

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

                                  New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. For the year ended December 31,

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                  2001, the Company incurred costs of $1,379,749 to NREC, of which $675,944 is for the construction of robots, $124,103 is for field operations, $27,635 is for training and $552,067 is research and development advances. At December 31, 2001, $585,415 is included in due to related parties in the accompanying balance sheet. Also at December 31, 2001, the Company is committed to expend an additional approximate $695,799 to NREC for robot construction.

                                   License Agreement
                                   -----------------

                                  On July 17, 2000 the Company entered into a
                                  License Agreement with Ocean Futures Society
                                  ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydro blasting services in the ship cleaning industry. For the years ended December 31, 2001 and 2000, royalty expenses were $34,162 and $0, respectively, of which $21,054 and $0, respectively, were included in due to related parties in the accompanying balance sheet.

                                  Management Agreement
                                  --------------------

                                  On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. For the year ended December 31, 2001, fees to Wallem were $87,721, which was included in due to related parties in the accompanying balance sheet. The managing director of Wallem is a director of the Company.

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

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                  In December 2001, the Company filed a
                                  complaint in the Circuit Court in and for Palm Beach Country, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying shares of common stock. In May 2002, the complaint was amended to drop Mark
                                  H. Mirkin as an individual defendant. The
                                  Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counter claims with respect to the warrant.

                                  The Company has commitments with certain of its vendors, including NREC and Carnegie Mellon University (Note 12), amounting to approximately $780,000 for the purchase of equipment. The Company estimates that additional research and development costs for existing projects approximate $1,050,000.

                                  The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $2,200,000, expiring through 2004. As of December 31, 2001, accounts payable and accrued expenses include $291,643 of accrued wages.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                  The Company rents office space and warehouse storage space under operating leases expiring in September 2005 and August 2006, with a guaranteed option to renew for an additional five-year term at the Company's option for annual increases of 3.25%.

                                  At December 31, 2001, future minimum lease commitments are as follows:

                                  Years ending December 31,
                                  ------------------------------------------------------------------------------

                                  2002                                                           $       113,000
                                  2003                                                                   117,000
                                  2004                                                                   121,000
                                  2005                                                                    96,000
                                  2006                                                                    33,000
                                  Thereafter                                                                   -
                                 -------------------------------------------------------------------------------

                                  Total                                                          $       480,000
                                 ===============================================================================

                                   Rent expense for the years ended December 31, 2001 and 2000 aggregated approximately $85,000 and $32,000, respectively.

14.     SUPPLEMENTAL CASH FLOW    Supplemental disclosure is as follows:
        INFORMATION

                                  December 31,                                             2001              2000
                                  --------------------------------------------------------------------------------
                                  Cash paid for interest                        $        25,771   $             -
                                  Cash paid for taxes                                         -                 -

                                  Non-cash investing and financing activities:

                                  Conversion of preferred stock to
                                      common stock                              $       255,000   $       710,000

                                  Accrued preferred stock dividends             $       397,875   $       213,768

15.     Subsequent Events

                                   (a) On February 21, 2002, the Company signed an agreement to borrow up to $200,000, with interest at 18% per year. The loan is due August 25, 2002. The loan is guaranteed by the President of the Company and his spouse. On February 26,

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                        2002 the Company borrowed $200,000. In
                                        this connection, the Company granted
                                        warrants to acquire 8,001 shares of
                                        common stock and valued such warrants at $14,000 based on the relative fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such, the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants as paid-in capital of $14,000. The Company will amortize to interest expense the value ascribed to the warrants over the term of the debt. This note was extended on August 25, 2002 for an additional six months.

                                (b) In March 2002 the Company's 50% major customer failed to meet certain contract requirements under a distribution agreement. In this connection, the Company terminated its distribution agreement, including the related exclusivity provision (See Note 16).

                                (c)     On May 13, 2002, the Company entered
                                        into a Development and Supply agreement
                                        to sell a prototype automated
                                        hydro-blasting system to a shipyard in
                                        Norfolk, Virginia for $2 million, of
                                        which $500,000 was received in May 2002.
                                        Spare parts and accessories were
                                        subsequently added to the order,
                                        increasing the purchase price to $2.3
                                        million. $1.5 million was paid on August
                                        21, 2002, upon delivery and testing of
                                        the equipment at the buyer's shipyard.
                                        The balance was paid on September 25,
                                        2002. Under the 16 year cooperative
                                        agreement the buyer intends to further
                                        develop and refine the paint removal
                                        system for use in the buyer's shipyard
                                        and to make and sell the Company's paint removal system as part of the buyers' ship coating system.

                                (d)     Subsequent to December 31, 2001, the
                                        Company executed several agreements to
                                        borrow an aggregate of $1.5 million from various officers of the Company and related parties. These notes are repayable one year from their respective agreement dates and bear interest at prime plus 2%. Through September 2002, $1.3 million of these notes had been repaid.

                                                        ULTRASTRIP SYSTEMS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                (e) In June 2002 the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.

                                (f) Also in June 2002 the Company entered into an agreement to sell 115,385 shares of common stock to an accredited investor for $150,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

                                (g)     In September 2002, the Company sold
                                        100,000 shares of Common Stock to an
                                        accredited investor for $131,000 in a
                                        transaction exempt under Section 4(2)
                                        of the Securities Act of 1933.

16.     Major Customers and     During 2001, revenues from two customers
        Foreign Sales           accounted for 50% and 38% of revenues,
                                respectively. One customer is a contractor in the above-ground petroleum storage tank maintenance and brown-water inland marine maintenance markets while the other customer is a contractor to the United States Navy which provides surface preparation services on United
                                States Navy vessels. Foreign sales for 2001 accounted for 7% of total sales. During 2000, sales were not significant.

                                Financial instruments which potentially subject the Company to concentrations of credit risk consist of deposits in banks in excess of the Federal Deposit Insurance Corporation ("FDIC") limits and investments. At December 31, 2001 the Company's uninsured cash balance totaled $443,934.

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


10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB
10.14                License Agreement dated July 17, 2000 by and between   Incorporated by reference to Exhibit 10.14 to
                     UltraStrip Systems, Inc. and Ocean Futures Society     to the Form 10-SB
10.15                Promissory Note executed by UltraStrip Systems, Inc.   Incorporated by reference to Exhibit 10.15 to
                     in favor of Kevin P. Grady dated March 16, 2001        the Form 10-SB
10.16                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.14 to
                                                                            the Form 10Q-SB for the quarter ended March 31,
                                                                            2001
10.17                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.15 to
                                                                            the Form 10Q-SB for the quarter ended March 31,
                                                                            2001
10.18                Consulting Agreement with George Sterner               Filed herewith
10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB


(b)     REPORTS ON FORM 8-K.

        One report was filed on Form 8-K during the three months ended December 31, 2001. On October 12, 2001, the Company filed a Form 8-K disclosing its announcement of the execution of an exclusive distribution agreement with and the sale of an M2000 robotic hydro-blasting system to Robotic Environmental Services, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ULTRASTRIP SYSTEMS, INC.

Date:    December 27, 2002             /s/ Robert O. Baratta
                                       -------------------------------------
                                       President, Chief Executive Officer
                                       and Vice Chairman

                                       /s/ Scott R. Baratta
                                       ----------------------------------------
                                       Principal Accounting and Finance Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                         Title                                 Date
---------                                         -----                                 ----

 /s/ William A. Owens                    Chairman                                      December 27, 2002
------------------------------
William A. Owens

/s/ Robert O. Baratta                    Vice Chairman, President and Chief            December 27, 2002
-------------------------------          Executive Officer
Robert O. Baratta


/s/ John Bares                           Director                                      December 27, 2002
-------------------------------
John Bares


/s/ Patrick Bischoff                     Director                                      December 27, 2002
-------------------------------
Patrick Bischoff


-------------------------------          Director                                      December 27, 2002
R. Gerald Buchanan


/s/ Jean-Michel Cousteau                 Director                                      December 27, 2002
-------------------------------
Jean-Michel Cousteau


/s/ John M. Gumersell                    Director                                      December 27, 2002
-------------------------------
John M. Gumersell


-------------------------------          Director                                      December 27, 2002
Gordon G. Kuljian


-------------------------------
T. Joseph Lopez                          Director                                      December 27, 2002


/s/ John P. Odwazny                      Director                                      December 27, 2002
-------------------------------
John P. Odwazny

/s/ Eugene C. Rainis                     Director                                      December 27, 2002
-------------------------------
Eugene C. Rainis


/s/ George R. Sterner                    Director                                      December 27, 2002
-------------------------------
George R. Sterner

                                  CERTIFICATION


In connection with the Annual Report of UltraStrip Systems, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  December 27, 2002

/s/ Robert O. Baratta
-----------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
-----------------------------
Senior Vice President - Finance (Chief Financial Officer)

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


Date:  December 27, 2002                 /s/ Robert O. Baratta
                                         ---------------------------------------
                                             Robert O. Baratta
                                             President, Chief Executive Officer
                                             and Vice Chairman of the Board

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


Date:  December 27, 2002                 /s/ Scott R. Baratta
                                         ------------------------------------
                                             Scott R. Baratta
                                             Senior Vice President - Finance
                                             (Chief Financial Officer)