Form 10QSB/A
period 2001-03-31
ULTRASTRIP SYSTEMS INC
filed 2003-03-26
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001



[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,723,920 shares of common stock were outstanding as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

Note: The information contained in this Form 10-QSB/A relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to March 31, 2001.

                            ULTRASTRIP SYSTEMS, INC.


                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheets...............................     1
                         Condensed Statements of Operation......................     2
                         Condensed Statements of Changes in Stockholders'
                             Deficit............................................     3
                         Condensed Statements of Cash Flows.....................     4
                         Summary of Significant Accounting Policies.............     5
                         Notes to Condensed Financial Statements................     8
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................     19

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................     26
      Item 2.       Changes in Securities.......................................     26
      Item 3.       Defaults Upon Senior Securities.............................     26
      Item 4.       Submission of Matters to a Vote of Security Holders.........     27
      Item 5.       Other Information...........................................     27
      Item 6.       Exhibits and Reports on Form 8-K............................     27

                    Signatures..................................................     29

                    Certifications..............................................     30

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS


--------------------------------------------------------------------------------------------------------------------
                                                                                     March 31,       December 31,
                                                                                       2001               2000
--------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
CURRENT ASSETS
   Cash                                                                              1,017,357            300,304
   Accounts receivable                                                                 659,800                 --
   Prepaid expenses and other                                                   $       48,717       $         --
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                 1,725,874            300,304

PROPERTY AND EQUIPMENT, NET (Note 2)                                                 3,209,567          3,017,634

PATENTS, NET                                                                            87,904             89,345
OTHER ASSETS                                                                             6,839              4,066
--------------------------------------------------------------------------------------------------------------------

                                                                                $    5,030,184       $  3,411,349
====================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                        $    1,124,704       $    774,536
   Accrued preferred stock dividends (Note 6)                                          449,651            345,401
   Notes payable - current portion (Note 4)                                              9,438              9,438
--------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                            1,583,793          1,129,375

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                       972,253            517,893
   Notes payable, less current portion (Note 4)                                         99,821             78,879
--------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                    2,655,867          1,726,147

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 shares outstanding, $25,000 per share redemption amount (Note 6)                 850,000            850,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,056 and 1,158 shares outstanding, respectively, $2,500 per share                2,640,000          2,950,000
   redemption amount (Note 6)

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 41,723,920 and
40,284,140 shares issued and outstanding, respectively                                 417,239            402,841
ADDITIONAL PAID-IN CAPITAL                                                          17,713,153         13,872,713
ADDITIONAL PAID-IN CAPITAL - UNISSUED SUBSCRIBED SHARES                                 75,000             75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                   (19,321,075)       (16,210,352)
--------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                         (1,115,683)        (1,859,798)
--------------------------------------------------------------------------------------------------------------------

                                                                                $    5,030,184       $  3,411,349
====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                   For the three months ended
                                                                                             March 31,
                                                                                     2001                2000
----------------------------------------------------------------------------------------------------------------
REVENUES:
     Hydro-blasting contracts                                            $        659,800     $            --

OPERATING EXPENSES:
     Cost of hydro-blasting contracts                                             563,525                  --
     Selling, general and administrative, excluding non-cash
compensation expense                                                            1,171,744             580,477
     Non-cash compensation expense  (Notes 5 and 7)                             1,929,008             393,248
----------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        3,664,277             973,725
----------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (3,004,477)           (973,725)

Other expense:
     Interest expense                                                               1,996               2,579
----------------------------------------------------------------------------------------------------------------

Net loss                                                                       (3,006,473)           (976,304)

Preferred stock dividends (Note 6)                                               (104,250)            (39,066)
----------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                      $     (3,110,723)         (1,015,370)
================================================================================================================

Net loss per common share (basic and diluted)                            $          (0.08)    $         (0.03)
================================================================================================================

Weighted average number of common shares outstanding                           41,079,525          38,958,667
================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

            CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                                           Additional
                                                                                             Paid-In       Deficit
                                                                                             Capital      Accumulated
                                                             Common Stock       Additional   Unissued     During the        Total
                                                         --------------------    Paid-In    Subscribed    Development      Capital
                                                         Shares       Amount     Capital      Shares         Stage        (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                              38,539,876  $ 385,400  $  4,327,471  $   75,000  $  (4,866,298) $   (78,427)

Common stock issued for cash (01/2000 to 03/2000)          511,300      5,113     1,017,487                               1,022,600
Common stock issued for services (05/2000)                 400,000      4,000       796,000                                 800,000
Common stock issued for cash (05/2000)                     264,000      2,640       552,212                                 554,852
Common stock issued for cash (08/2000)                      83,333        833       249,167                                 250,000
Common stock issued for cash (12/2000)                      13,741        136        37,686                                  37,822
Conversion of series A preferred to common (Note 6)        360,000      3,600       371,400                                 375,000
Conversion of series B preferred to common (Note 6)        111,890      1,119       333,881                                 335,000
Issuance of equity instruments for services (05/2000)                             2,077,188                               2,077,188
Issuance of equity instruments for services (05/2000)                                78,235                                  78,235
Non-cash compensation (benefit) expense (Note 7)                                  4,031,986                               4,031,986
Preferred stock dividends (Note 6)                                                                            (213,768)    (213,768)
Net loss for the year                                           --         --            --                (11,130,286) (11,130,286)
------------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                            40,284,140    402,841    13,872,713      75,000    (16,210,352)  (1,859,798)

Common stock issued for cash                               579,610      5,796     1,665,034                               1,670,830
Common stock issued for services                           775,000      7,750     2,224,250                               2,232,000
Conversion of series B preferred to common                  85,170        852       254,148                                 255,000
Issuance of equity instruments for services                                         163,770                                 163,770
Non-cash compensation (benefit) (Note 7)                                           (466,762)                               (466,762)
Preferred stock dividends (Note 6)                                                                            (104,250)    (104,250)
Net loss for the three months ended March 31, 2001                                                          (3,006,473)  (3,006,473)
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001 (unaudited)                   41,723,920  $ 417,239  $ 17,713,153  $   75,000  $ (19,321,075) $(1,115,683)
====================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                                 For the three months ended
                                                                                         March 31,
                                                                                  2001              2000
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                $  (3,006,473)       $ (976,304)


   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accumulated depreciation and amortization                                 181,441            58,931
       Common stock issued for services                                        2,232,000                --
       Issuance of equity instruments for services                               163,770                --
       Non-cash compensation expense                                            (466,762)          393,248
   Change in assets and liabilities:
         Accounts receivable                                                    (659,800)               --
         Prepaid expenses and other                                              (48,717)               --
         Other assets                                                             (2,773)           (5,000)
         Accounts payable and accrued expenses                                   350,169           (19,821)
--------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (1,257,145)         (548,946)
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                           (371,934)         (270,425)
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                           (371,934)         (270,425)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       24,857                --
   Repayment of long-term debt                                                    (3,915)           (1,431)
   Proceeds from issuance of long-term debt and warrants to                      454,360                --
     shareholders
   Repayment of long-term debt and warrants to shareholders                            -           (72,964)
   Proceeds from issuance of preferred stock                                     200,000                --
   Proceeds from issuance of common stock                                      1,670,830         1,022,600
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      2,346,132           948,205
--------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        717,053           128,834

Cash and equivalents, beginning of period                                        300,304            59,970
--------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                        $   1,017,357        $  188,804
==============================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



BASIS OF          The accompanying unaudited condensed financial statements have
PRESENTATION      been prepared in accordance with accounting principles
                  generally accepted in the United States for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
                  All adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the unaudited condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the financial statements and accompanying notes included in the Ultrastrip Systems, Inc. (the "Company") Annual Report on Form
                  10-KSB/A for the fiscal year ended December 31, 2000.

                  The primary purpose of this amended report on Form 10-QSB is to present interim financial statements that have been corrected for certain accounting matters, including the following: non-cash compensation charges due to variable accounting expenses, preferred stock dividends, recalculation of common stock outstanding, as well as reclassification of certain liabilities as current liabilities and certain expenses as cost of sales.

NATURE            UltraStrip Systems, Inc. (the "Company") was incorporated on
OF OPERATIONS     April 2, 1998 under the laws of the State of Florida. The
                  Company designs, develops and manufactures a robotic hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. The Company operated as a development stage enterprise from its inception through February 26, 2001 by devoting substantially all its efforts to the ongoing development of the Company. The Company commenced significant operations in March 2001.

                  The Company operates solely in one reportable operating segment. Management monitors and reviews the operating results of equipment sales and contract activities and allocates resources solely on an aggregate basis.

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


CASH  AND CASH    The Company considers all highly liquid investments
EQUIVALENTS       with a maturity of three months or less when purchased to
                  be cash equivalents.

FAIR VALUE        The carrying amounts of the Company's financial assets,
OF FINANCIAL      including cash and cash equivalents and of certain financial
INSTRUMENTS       liabilities (accounts payable and accrued expenses and due to related parties), approximate fair value because of their short maturities.

                  Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to shareholders and notes payable approximate fair value.

                  Based upon the conversion terms of the Company's Series A and Series B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $4,889,549.

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

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ADVERTISING       The Company conducts advertising for the promotion of its
                  products. Advertising costs are charged to operations when incurred; such amounts aggregated $12,778 for the three months ended March 31, 2001 and $45,002 for the three months ended
                  March 31, 2000.

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

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. GOING CONCERN  The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $18.4 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2. PROPERTY AND   Property and equipment consist of the following:
   EQUIPMENT

                                                                                       Estimated
                                                                                         Useful
                                  March 31,                                               Life           2001
                                  ---------------------------------------------------------------------------------
                                  Machinery and equipment                                5 years  $   2,749,585
                                  Furniture and fixtures                                 7 years        271,943
                                  Automobile and trucks                                  5 years        198,554
                                  Leasehold improvements                                 5 years        170,053
                                  Office equipment                                       5 years         89,621
                                  Spare parts                                            5 years        615,519
                                  ---------------------------------------------------------------------------------
                                                                                                      4,095,275
                                  Less accumulated depreciation and
                                           amortization                                                (885,708)
                                  ---------------------------------------------------------------------------------

                                                                                                  $   3,209,567
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


3. NOTES PAYABLE   Notes payable to shareholders consist of the following:
   TO SHAREHOLDERS

                                  March 31,                                                              2001
                                  ---------------------------------------------------------------------------------
                                  Unsecured notes payable to
                                  employee/shareholder, noninterest
                                  bearing, due upon demand                                        $     972,253
                                  ---------------------------------------------------------------------------------
                                                                                                        972,253

                                  Less current portion (a)                                                   --
                                  ---------------------------------------------------------------------------------

                                                                                                  $     972,253
                                  ---------------------------------------------------------------------------------

                                   (a)    Though these notes are due on demand, the Company and the
                                          employee/shareholder(s) renegotiated these notes over a
                                          longer term in 2001.

4. NOTES PAYABLE   Notes payable consist of the following:

                                  March 31,                                                               2001
                                  ---------------------------------------------------------------------------------
                                  Installment notes payable to banks, aggregating $1,842 monthly including interest at 7.9% to 10.99%, secured by
                                  vehicles, final payment due July, 2009                          $     109,259

                                  ---------------------------------------------------------------------------------
                                                                                                        109,259

                                  Less current portion                                                   (9,438)
                                  ---------------------------------------------------------------------------------

                                                                                                  $      99,821
                                  ---------------------------------------------------------------------------------

                                   Aggregate notes payable at March 31, 2001 consists of the following:


                                  --------------------------------------------------------------------------------
                                  Notes payable shareholders                                      $     972,253
                                  Notes payable                                                   $     109,259
                                  --------------------------------------------------------------------------------

                                                                                                  $   1,081,512
                                  --------------------------------------------------------------------------------


5. COMMON STOCK   During the three months ended March 31, 2001, the Company
                  issued 775,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees.
                  According to the original terms there were no vesting requirements, however, on March 31, 2002 the executives agreed to a vesting schedule. These issuances were valued at

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,232,000 during 2001.

                  During the three months ended March 31, 2001, the Company issued 579,610 shares of restricted, unregistered common stock for net proceeds of $1,670,828.

                  Shares reserved for issuance
                  ----------------------------

                  At March 31, 2001, 24,441,560 shares of Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

                  The following reconciles the components of the loss per share computation:

                  For the three months ended March 31,            2001                             2000
                  --------------------------------------------------------------------------------------------------------
                                                   Income       Shares       Per-       Income        Shares     Per-
                                                   (Nume-       (Deno-       Share      (Nume-       (Deno-      Share
                                                    rator)      minator)     Amount      rator        minato     Amount
                  ---------------------------------------------------------------------------------------------------------
                  Loss per common share
                      Net (loss) available to
                        common shareholders     $(3,110,723)    41,079,52   $ (0.08)  $ (1,015,370)   38,958,667   $(0.03)


                  Effect of Dilutive
                      Securities:
                           Stock
                           options/warrants              --            --        --            --             --       --
                  ---------------------------------------------------------------------------------------------------------

                  Net (loss) available
                      to common shareholders
                      plus assumed  conversions $(3,110,723)    41,079,52   $ (0.08)  $ (1,015,370)   38,958,667   $(0.03)
                  =========================================================================================================

                  The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 19,966,560 and 9,881,800 shares of common stock at March 31, 2001 and 2000, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


6. REDEEMABLE     Series A
   CONVERTIBLE    --------
   CUMULATIVE     During the year ended December 31, 1999, the Company issued 62
   PREFERRED      shares of Series A Redeemable Convertible Cumulative Preferred
   STOCK          Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                  The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at March 31, 2001 were $300,400.

                  Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the three months ended March 31, 2001, 0 shares of Series A preferred stock were converted into shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

                  The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at March 31, 2001 were $149,251.

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the three months ended March 31, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

7. STOCK OPTIONS  At March 31, 2001, the Company has two fixed stock option
   AND WARRANTS   plans and non-plan options, which are described below. The
                  Company applies APB Opinion No. 25, "Accounting for Stock
                  Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No.
                  25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                  On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of March 31, 2001, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                  On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. As of March 31, 2001, options to purchase 525,000 shares of common stock at a price of $3.00 per share have been granted pursuant to the plan.

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  During the three months ended March 31, 2001, the Company granted options to acquire 6,450,000 shares of common stock to employees. The options are exercisable at a price of $3.00 per share, vesting over periods from immediate to 2006. During the three months ended March 31, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense (benefit) based upon the estimated fair value of the stock at each intervening financial statement date, ($466,762) and $393,248 for the three months ended March 31, 2001 and 2000, respectively.

                  During the three months ended March 31, 2001 and 2000, the Company granted options and warrants to acquire 150,000 and 0, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at a price of $3.00 per share, substantially were fully vested at the date of grant and expire through 2004. The options and warrants are exercisable by payment of cash to the Company. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $163,770 in 2001 and $0 in 2000.

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of March 31, 2001 and changes during the period then ended is presented below:

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------
                  Outstanding at beginning of        $   1.88  1,000,000    $    1.13    10,143,800
                  year
                  Granted                                3.00    525,000         3.00     6,600,000
                  Exercised                                 -          -            -             -
                  Forfeited                                 -          -            -             -
                  -------------------------------------------------------------------------------------

                  Outstanding at March 31, 2001          2.26  1,525,000         1.87    16,743,800

                  Exercisable at March 31, 2001      $   1.88  1,000,000         1.52    12,793,800
                  =====================================================================================

                  Weighted average fair value
                  of                                 $   1.70               $    1.64
                     options granted during
                  the period
                  =====================================================================================

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of March 31, 2000 and changes during the period then ended is presented below:

                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------
                  Outstanding at beginning of        $   1.88  1,000,000    $    0.89     7,993,800
                  year
                  Granted                                   -          -            -             -
                  Exercised                                 -          -            -             -
                  Forfeited                                 -          -            -             -
                  -------------------------------------------------------------------------------------

                  Outstanding at March 31, 2000          1.88  1,000,000         0.89     7,993,800

                  Exercisable at March 31, 2000      $   1.88  1,000,000         0.89     7,993,800
                  -------------------------------------------------------------------------------------

                  Weighted average fair value
                  of                                 $      -               $       -
                     options granted during
                  the period
                  -------------------------------------------------------------------------------------

                  SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                  The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts,

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  which approximate $4,193,645 and ($6,190) for the three months ended March 31, 2001 and 2000, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                  Three months ended March 31,                              2001           2000
                  ----------------------------------------------------------------------------------
                  Net (loss) applicable to common stock as reported    $ (3,110,723)  $ (1,015,370)
                  Net (loss) applicable to common stock pro forma        (7,304,368)    (1,009,180)
                  Basic (loss) per share as reported                          (0.08)         (0.03)
                  Basic (loss) per share pro forma                            (0.18)         (0.03)

                  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                              2001         2000
                  ----------------------------------------------------------------------------------
                  Risk free interest rate                                      5.16%        5.96%
                  Expected life                                          3-10 years     3-5 years
                  Expected volatility                                            51%          74%
                  Dividend yield                                                0.0          0.0

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

                  Realization of any portion of the approximate $ 6,431,638 deferred federal tax asset at March 31, 2001 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                  The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  Three months ended Mar. 31,                          2001                2000
                  --------------------------------------------------------------------------------
                  Tax benefit at the United States
                    statutory rate                             $    777,399    $        365,626
                  State income tax benefit, net                      38,870              18,281
                  Valuation allowance adjustment                   (816,269)           (383,907)
                  --------------------------------------------------------------------------------

                  Income tax benefit                           $          -    $              -
                  ================================================================================

                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                  March 31,                                            2001              2000
                  ----------------------------------------------------------------------------------

                  Deferred tax assets:
                      Organizational costs                     $    105,532    $        140,709
                      Net operating loss
                      carryforwards                               2,965,225             749,399
                      Compensation related to equity
                      instruments issued for
                      services                                    3,360,881           1,135,656
                  ----------------------------------------------------------------------------------
                  Valuation allowance for deferred
                      tax assets                                 (6,431,638)         (2,025,764)
                  ----------------------------------------------------------------------------------

                  Net deferred tax asset                       $         -     $              -
                  ----------------------------------------------------------------------------------


9. RELATED PARTY  Development Agreement
   TRANSACTIONS   ---------------------
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

                  New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. During the three months ended March 31, 2001, the Company incurred consulting expenses totaling $23,638 to NREC for services rendered on hydroblasting contracts.

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


                  License Agreement
                  -----------------
                  On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydro blasting services in the ship cleaning industry. For the three months ended March 31, 2001 and 2000, royalty expenses were $13,196 and $0.

                  Management Agreement
                  --------------------
                  On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. The managing director of Wallem is a director of the Company.

10.COMMITMENT AND The Company currently maintains office facilities in Stuart,
   CONTINGENCIES  Florida. The Company does not currently own or operate any manufacturing, operating or shipbuilding or repair facilities. Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                  The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $2,200,000, expiring through 2004. As of March 31, 2001, accounts payable and accrued expenses include $239,143 of accrued wages.

                  The Company rents office space and warehouse storage space under operating leases expiring in September 2005 and August 2006, with a guaranteed option to renew for an additional five-year term at the Company's option for annual increases of 3.25%.

                            ULTRASTRIP SYSTEMS, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


11. SUPPLEMENTAL  Supplemental disclosure is as follows:
    CASH FLOW
    INFORMATION

                  March 31,                                                2001              2000
                  ----------------------------------------------------------------------------------
                  Cash paid for interest                             $    1,996       $    2,579
                  Cash paid for taxes                                         -                -

                  Non-cash investing and financing activities:

                  Conversion of preferred stock to
                      common stock                                   $  255,000       $  300,000

                  Accrued preferred stock dividends                  $  104,250       $  39,066

12. RESEARCH AND  Research and development cost relates to both future and
    DEVELOPMENT   present products and are charged to operations as incurred.
                  The Company recognized research and development costs of $108,330 and $21,537 for the three months ended March 31, 2001 and 2000, respectively.

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

The primary purpose of this amended report on Form 10-QSB is to present interim financial statements that have been corrected for certain accounting matters, including the following: non-cash compensation charges due to variable accounting expenses, preferred stock dividends, recalculation of common stock outstanding, as well as reclassification of certain liabilities as current liabilities and certain expenses as cost of sales.

BACKGROUND AND FINANCIAL HISTORY

Since UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998, the Company has operated as a development stage enterprise and is devoting substantially all its efforts to the ongoing development of the Company. The Company has developed an automated hydro-blasting system that uses ultra-high water pressure to remove coatings from steel surfaces. Two U.S. patents issued to the Company's founder, Dennis McGuire, in 1997 and 1998 apply to the Company's product. The Company purchased the first patent, U.S. Patent No. 5,628,271, in December 1999 from AmClean Inc. The second patent, U.S. Patent No. 5,849,099, was assigned to the Company in May 2000.

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

The Company has been unable to generate sufficient cash flow from operations throughout its history to fund operations, including its research and development and marketing plans. Since its inception on April 2, 1998 through February 26, 2001, the Company operated as a development stage enterprise. The Company commenced significant operations in March 2001. From its inception through December 31, 2000, the Company incurred net losses applicable to common stock of $16,210,352. Over that timeframe, the Company generated $8,280,217 from financing activities during this period to help fund its shortfall in working capital.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

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

OPERATING EXPENSES

Operating expenses increased from $973,725 for the three months ended March 31, 2000 to $3,664,277 for the three months ended March 31, 2001. The primary components of operating expenses were cost of hydro-blasting contracts, selling, general and administrative expenses and non-cash compensation expenses.

COST OF HYDRO-BLASTING CONTRACTS

Cost of hydro-blasting contracts increased from $0 for the three months ended March 31, 2000 to $563,525 for the three months ended March 31, 2001. These costs were related to the Company's performance on its contract with Corrosion Engineering Services. This contract required more consumable parts and labor than necessary, and other precautions to ensure a successful outcome. The Company decided to over-supply labor on this contract to ensure customer satisfaction. In the future, the Company expects to provide adequate levels of equipment, consumable parts, and labor to generate positive gross profit margins from contract services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, excluding non-cash compensation, increased from $580,477 for the three months ended March 31, 2000 to $1,171,744 for the three months ended March 31, 2001. This increase is due to an expansion of the Company's operating activities. Some major components of selling, general and administrative expenses include salaries and wages and leased labor, which increased from $68,431 in the first quarter of 2000 to $255,414 due to hiring of nine new Company officers and employees; consulting expenses, which increased from $87,871 in the first quarter of 2000 to $323,812, due primarily to an increase in engineering services and the Company's contract with Projects International to help identify an industrial partner in Asia; and research and development, which increased from $0 in the first quarter of 2000 to $108,330 in the first quarter of 2001.

NON-CASH COMPENSATION EXPENSE (BENEFIT)

Non-cash compensation expenses increased from $393,248 for the three months ended March 31, 2000 to $1,929,008 for the three months ended March 31, 2001. This increase is attributable to a $2,232,000 charge taken to reflect the issuance of 775,000 restricted, unregistered shares of common stock to attract members of the Company's new senior management team as part of compensation packages. The increase is also attributable to a charge of $163,770 for options issued to members of the Company's Board of Advisors and service providers for the three months ended March 31, 2001. Non-cash compensation expense also includes an offset from variable accounting benefit of ($466,762) from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These benefits were incurred when the estimated fair value of the Company's common stock decreased to $2.88 per share.

LOSS FROM OPERATIONS

Although the Company saw improvement in its revenues in the first quarter of this year, the Company continues to recognize losses from its operations. Loss from operations in the first quarter of 2001 was $3,004,477 as compared to $973,725 for the prior year period. This increase in loss from operations is primarily due to the increase in operating expenses described above, as well as an increase in depreciation and amortization expenses, from $58,931 in the first quarter of 2000 to $181,441 in the first quarter of 2001.

INTEREST EXPENSE

Interest expense totaled $1,996 for the first quarter of 2001, compared to $2,579 for the first quarter in 2000.

NET LOSS

Net loss was $3,006,473 for the first quarter of 2001, compared to $976,304 for the first quarter 2000.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $104,250 and $39,066 for the three months ended March 31, 2001 and 2000, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to common stock was $3,110,723 for the three months ended March 31, 2001, compared to $1,015,370 for the three months ended March 31, 2000. Loss per common share was $0.08 and $0.03 in the first quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of March 31, 2001, the Company's cash and cash equivalents on hand were $1,017,358, compared to $300,304 as of December 31, 2000. This increase was primarily due to the receipt of a loan from the Company's majority shareholder, described below, and the Company's recent private sale of restricted, unregistered common shares, also described below. The Company's accounts receivable were $659,800 as of March 31, 2001, compared to $0 as of December 31, 2000. This increase was a result of the completion of its services for Corrosion Engineering Services concerning the removal of non-skid coating from the deck of the USS Eisenhower. However, despite this increase in cash and accounts receivable, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. During the first quarter of 2001, the Company borrowed $454,360 from a majority shareholder to finance the acquisition of additional equipment and to fund the continuation of operations. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate principal amount of $972,253 are unsecured, non-interest bearing, and due upon demand.

Also during the first quarter of 2001, the Company issued 579,610 restricted, unregistered shares of Common Stock for aggregate proceeds of $1,670,830 in transactions exempt under Section 4(2) of the Securities Act of 1933. The Company's net cash provided by financing activities rose to $2,346,132 for the three months ended March 31, 2001 from $948,205 for the three months ended March 31, 2000.

The Company's net cash used in investing activities increased to $371,934 in the three months ended March 31, 2001 from $270,425 in the three months ended March 31, 2000, primarily as a result of new machinery and equipment purchases in connection with the Company's work for Corrosion Engineering Services. Management expects that the Company will also be able to use this equipment in connection with future operations.

Net cash used by operating activities was $1,257,145 for the three months ended March 31, 2001, compared to $548,946 for the three months ended March 31, 2000. This increase resulted from increases in the Company's net loss. Net cash used in operating activities during the first three months of 2001 does not include non-cash charges of $181,441 for depreciation and amortization, $2,232,000 for common stock issued for services, $163,770 for issuance of stock options to service providers, and ($466,762) for non-cash compensation benefit for variable accounting treatment of options and warrants issued to employees and directors with cashless conversion provisions.

The Company lacks assured available financial resources to meet all of its March 31, 2001 obligations and future operating costs, notwithstanding its working capital surplus of $142,081.

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

Subject to its ability to raise outside capital and generate additional revenues, the Company may also incur additional capital expenses in the future. The Company currently leases its headquarters facility and is planning to lease an additional facility adjacent to its current location for manufacturing and warehouse operations, and may consider purchasing one or both of these facilities if favorable terms are presented. In addition, the Company may invest in certain machine tools and equipment to enable it to manufacture critical components of its robotics systems. In total, the Company estimates that aggregate capital expenditures over the next twelve months may be as much as $1,000,000.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $5 million, primarily for research and development and operating expenses, within the next twelve months.

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. The Company may also incur additional future expense in connection with its research and development activities. including $108,330 in research and development expenditures in the first quarter of 2001. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development. Through March 31, 2001, the Company has incurred research and development costs of $621,621 with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of May 15, 2001, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

The Company will seek additional equity capital from private offerings. There is no assurance, that the Company will be able to raise such additional capital during the next twelve months. If the Company is unable to obtain the necessary additional capital, it may be required to change the proposed business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

Since March 31, 2001, the Company has expended approximately $1,019,169 of the cash on hand at March 31, and as of June 15, 2001, the Company's cash and cash equivalents on hand were $109,189. Management is actively seeking additional equity financing or other sources of funding and, through June 15, 2001, the Company has raised approximately $111,000 through an on-going private offering of restricted, unregistered shares of its common stock.

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

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2000 and December 31, 1999 were prepared on the going-concern basis. For the years ended December 31, 2000 and 1999, the Company incurred net annual losses applicable to common stock of $11,344,054 and $4,128,153, respectively, had a working capital deficit of $829,071 and $377,414, respectively, and had outstanding redeemable preferred stock that would become mandatorily redeemable during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

At May 15, 2001, the Company was not a party to any pending litigation.

ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2001. During the first quarter of 2001, the Company issued 579,610 unregistered, restricted shares of its common stock for aggregate proceeds of $1,670,830 in a number of private sales for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933 and Regulation D under the Act. Also during the three months ended March 31, 2001, the Company issued 725,000 restricted, unregistered shares of Common Stock valued at $2,088,000 as part of a new compensation package for key employees and 50,000 restricted, unregistered shares of Common Stock valued at $144,000 to a service provider for sales and marketing services rendered.

Also during the three months ended March 31, 2001, four holders of an aggregate of 102 shares of Series B Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 85,170 restricted, unregistered shares of Common Stock.

For information concerning the issuance of options and warrants, please see Note 7 to the unaudited financial statements.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended March 31, 2001.

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

3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.

4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.

4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.

10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 6.1 to the
                                                                            Form 10-SB.

10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 6.2 to the
                                                                            Form 10-SB.

10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 6.3 to the
                                                                            Form 10-SB.

10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 6.4 to the
                                                                            Form 10-SB.

10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 6.5 to the
                                                                            Form 10-SB.

10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 6.6 to the
                                                                            Form 10-SB.

10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 6.7 to the
                                                                            Form 10-SB.

10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.

10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 6.9 to the
                     Shipmanagement Ltd.                                    Form 10-SB.

10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 6.10 to
                                                                            the Form 10-SB.

10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 6.11 to
                     Inc.                                                   the Form 10-SB.

10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.

10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 6.13 to
                                                                            the Form 10-SB.

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

10.16                Full-time Employment Agreement - Robert O. Baratta     Previously filed.

10.17                Employment Agreement - Dennis McGuire                  Previously filed.

10.18                Consulting Agreement with George Sterner               Incorporated by reference to Exhibit 10.18 to
                                                                            the Form 10-KSB for the year ended December 31,
                                                                            2001.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.

10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated herewith.
                     between Corrosion Engineering Services, Inc. and
                     UltraStrip Systems, Inc.


(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ULTRASTRIP SYSTEMS, INC.

      March 24, 2003                  /s/ Robert O. Baratta
                                      ---------------------------------------
                                      Robert O. Baratta
                                      President, Chief Executive Officer
                                      and Vice Chairman of the Board


      March 24, 2003                  /s/ Scott R. Baratta
                                      ---------------------------------------
                                      Scott R. Baratta
                                      Senior Vice President - Finance
                                      (Chief Financial and Accounting Officer)

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB/A for the period ending March 31, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

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



/s/ Robert O. Baratta
-------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
-------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

                                 CERTIFICATIONS

I, Robert O. Baratta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of UltraStrip Systems, Inc;

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


Date:  March 24, 2003                       /s/ Robert O. Baratta
                                            -------------------------------
                                            Robert O. Baratta
                                            President, Chief Executive Officer
                                            and Vice Chairman of the Board

                                 CERTIFICATIONS

I, Scott R. Baratta, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of UltraStrip Systems, Inc;

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


Date:  March 24, 2003                       /s/ Scott R. Baratta
                                            -------------------------------
                                            Scott R. Baratta
                                            Senior Vice President - Finance
                                            (Chief Financial Officer)