Form 10QSB/A
period 2001-06-30
ULTRASTRIP SYSTEMS INC
filed 2003-03-26
CIK 1071760

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 41,969,754 shares of common stock were outstanding as of June 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

Note: The information contained in this Form 10-QSB/A relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to June 30, 2001.

                            ULTRASTRIP SYSTEMS, INC.


                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheets...............................     1
                         Condensed Statements of Operation......................     2
                         Condensed Statements of Cash Flows.....................     3
                         Summary of Significant Accounting Policies.............     4
                         Notes to Condensed Financial Statements................     7
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................     18

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................     25
      Item 2.       Changes in Securities.......................................     25
      Item 3.       Defaults Upon Senior Securities.............................     26
      Item 4.       Submission of Matters to a Vote of Security Holders.........     26
      Item 5.       Other Information...........................................     26
      Item 6.       Exhibits and Reports on Form 8-K............................     26

                    Signatures..................................................     29

                    Certifications..............................................     30

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                   June 30, 2001      December 31, 2000
------------------------------------------------------------------------------------------------------------------------
                                                                                    (unaudited)
CURRENT ASSETS
   Cash                                                                                  568,806             300,304
   Accounts receivable                                                                     4,400                  --
   Prepaid expenses and other                                                    $        48,717    $             --
------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                     621,923             300,304

PROPERTY AND EQUIPMENT, NET (Note 2)                                                   3,815,751           3,017,634

PATENTS, NET                                                                             100,687              89,345
OTHER ASSETS                                                                               7,364               4,066
------------------------------------------------------------------------------------------------------------------------

                                                                                 $     4,545,725    $      3,411,349
========================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                         $     1,776,271    $        774,536
   Accrued preferred stock dividends (Note 6)                                            547,526             345,401
   Notes payable - current portion (Note 4)                                                9,438               9,438
------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                              2,333,235           1,129,375

LONG-TERM DEBT:
   Notes payable to shareholders (Notes 3 and 4)                                         888,765             517,893
   Notes payable, less current portion (Note 4)                                          108,775              78,879
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                      3,330,775           1,726,147

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 shares outstanding, $25,000 per share redemption amount (Note 6)                   850,000             850,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,056 and 1,158 shares outstanding, respectively, $2,500 per share                  2,640,000           2,950,000
   redemption amount (Note 6)

COMMITMENTS AND CONTINGENCIES (Notes 1 and 10)

STOCKHOLDERS' DEFICIT (Notes 5, 6 and 7)

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 41,969,754 and
40,284,140 shares issued and outstanding, respectively                                   419,968             402,841
ADDITIONAL PAID-IN CAPITAL                                                            20,646,568          13,872,713
ADDITIONAL PAID-IN CAPITAL UNISSUED SUBSCRIBED SHARES                                     75,000              75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                     (23,416,316)        (16,210,352)
------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                           (2,275,050)         (1,859,798)
------------------------------------------------------------------------------------------------------------------------

                                                                                 $     4,545,725    $      3,411,349
========================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           For the three months ended            For the six months ended
                                                                    June 30,                              June 30,
                                                            2001                2000              2001                2000
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Hydro-blasting contracts                        $           --      $           --     $      659,800      $           --

OPERATING EXPENSES:
     Cost of hydro-blasting contracts                            --                  --            563,525                  --
     Selling, general and administrative,
       excluding non-cash compensation expense            1,886,417             611,667          3,058,160           1,192,145
     Non-cash compensation expense     (Notes
       5 and 7)                                           2,097,873           2,877,188          4,026,881           3,270,436
---------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                  3,984,290           3,488,855          7,648,566           4,462,581
---------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                     (3,984,290)         (3,488,855)        (6,988,766)         (4,462,581)

Other expense:
     Interest expense                                        13,076               3,750             15,072               6,329
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                 (3,997,366)         (3,492,605)        (7,003,839)         (4,468,910)

Preferred stock dividends (Note 6)                          (97,875)            (33,760)          (202,125)            (72,826)
---------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                  $   (4,095,241)     $   (3,526,365)    $   (7,205,963)     $   (4,541,736)
---------------------------------------------------------------------------------------------------------------------------------

Net loss per common share (basic and diluted)        $        (0.10)     $        (0.09)    $        (0.17)     $        (0.11)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
     outstanding                                         41,786,978      $   39,930,269     $   41,189,861      $   39,741,066
---------------------------------------------------------------------------------------------------------------------------------

                            ULTRASTRIP SYSTEMS, INC.

             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                             For the six        For the six
                                                                            months ended       months ended
                                                                              June 30,           June 30,
                                                                                2001               2000
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                              $    (7,003,839)    $  (4,468,910)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accumulated depreciation and amortization                                 362,882           117,862
       Common stock issued for services                                        2,232,000           800,000
       Issuance of equity instruments for services                               163,770         2,077,188
       Non-cash compensation expense                                           1,631,111           393,248
   Change in assets and liabilities:
         Accounts receivable                                                      (4,400)               --
         Prepaid expenses and other                                              (48,717)          (38,756)
         Other assets                                                             (3,298)          (99,645)
         Accounts payable and accrued expenses                                 1,001,737           (23,969)
------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (1,668,754)       (1,242,982)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent                                                                        (14,224)               --
   Purchase of property and equipment                                         (1,158,119)         (645,958)
------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (1,172,343)         (645,958)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       34,913                --
   Repayment of long-term debt                                                    (5,017)           (5,440)
   Proceeds from issuance of long-term debt and warrants to                      454,360           351,111
     shareholders
   Repayment of long-term debt and warrants to shareholders                      (83,488)          (72,964)
   Proceeds from issuance of preferred stock                                     200,000                --
   Proceeds from issuance of common stock                                      2,508,831         1,577,453
------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      3,109,599         1,850,160
------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                             268,502           (38,780)

Cash and equivalents, beginning of period                                        300,304            59,970
------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                      $       568,806     $      21,190
============================================================================================================

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

                  Based upon the conversion terms of the Company's Series A and Series B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $5,789,362.

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

PROPERTY          Property and equipment is stated at cost, maintenance and
AND EQUIPMENT     repairs are charged to operations. Property and equipment
                  consists principally of robotic hydro-blasting machinery and equipment. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

LONG-LIVED        The Company evaluates the recoverability of long-lived assets
ASSETS            by measuring the carrying amount of the assets against the estimated undiscounted future cash flows  associated

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                  with them. At such time the evaluations indicate that the future undiscounted cash flows of the long-lived assets would not be sufficient to recover the carrying value of such assets, the assets would be adjusted to their fair values.

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

ADVERTISING       The Company conducts advertising for the promotion of its
                  products. Advertising costs are charged to operations when incurred; such amounts aggregated $115,492 for the six months ended June 30, 2001 and $93,899 for the six months ended June
                  30, 2000.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  GOING         The accompanying financial statements were prepared assuming
    CONCERN       that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $23.3 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2.  PROPERTY AND  Property and equipment consist of the following:
    EQUIPMENT

                                                                      Estimated
                                                                        Useful
                  June 30,                                               Life           2001
                  ---------------------------------------------------------------------------------

                  Machinery and equipment                                5 years  $   3,533,954
                  Furniture and fixtures                                 7 years        273,758
                  Automobile and trucks                                  5 years        198,554
                  Leasehold improvements                                 5 years        170,053
                  Spare parts                                            5 years        615,519
                  Office equipment                                       5 years         89,621
                  ---------------------------------------------------------------------------------
                                                                                      4,881,459
                  Less accumulated depreciation and
                           amortization                                              (1,459,249)
                  ---------------------------------------------------------------------------------

                                                                                  $   3,815,751
                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


3.  NOTES         Notes payable to shareholders consist of the following:
    PAYABLE TO
    SHAREHOLDERS

                  June 30,                                                            2001
                  ---------------------------------------------------------------------------------
                  Unsecured notes payable to
                  employee/shareholder, noninterest
                  bearing, due upon demand                                         $    888,765
                  ---------------------------------------------------------------------------------
                                                                                        888,765

                  Less current portion (a)                                                   --
                  ---------------------------------------------------------------------------------

                                                                                   $    888,765
                  =================================================================================

                   (a)    Though these notes are due on demand, the Company and the
                          employee/shareholder(s) renegotiated these notes over a
                          longer term in 2001.

4.  NOTES         Notes payable consist of the following:
    PAYABLE
                  June 30,                                                             2001
                  ---------------------------------------------------------------------------------
                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                  by trucks                                                        $    118,213

                  ---------------------------------------------------------------------------------
                                                                                        118,213

                  Less current portion                                                   (9,438)
                  ---------------------------------------------------------------------------------

                                                                                   $    108,775
                  =================================================================================

                  Aggregate notes payable at June 30, 2001 consists of the following:


                  --------------------------------------------------------------------------------
                  Notes payable shareholders                                       $    888,765
                  Notes payable                                                    $    118,213
                  --------------------------------------------------------------------------------

                                                                                   $  1,006,978
                  =================================================================================


5.  COMMON STOCK  During the six months ended June 30, 2001, the Company issued
                  775,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees. According to the original terms there were no vesting requirements, however, on March 31, 2002 the executives agreed

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  to a vesting schedule. These issuances were valued at estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,232,000 during 2001.

                  During the six months ended June 30, 2001, the Company issued 1,435,614 shares of restricted, unregistered common stock for net proceeds of $2,508,831.

                  During the six months ended June 30, 2000, the Company issued 775,300 shares of restricted, unregistered common stock for net proceeds of $1,577,453.

                  Shares reserved for issuance
                  ----------------------------

                  At June 30, 2001, 22,787,760 shares of Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                  The following reconciles the components of the loss per share computation:

                  For the six months ended June 30,             2001                                 2000
                  --------------------------------------------------------------------------------------------------------
                                                   Income       Shares       Per-       Income        Shares     Per-
                                                   (Nume-       (Deno-       Share      (Nume-       (Deno-      Share
                                                    rator)      minator)     Amount      rator        minato     Amount
                  ---------------------------------------------------------------------------------------------------------
                  Loss per common share
                      Net (loss) available to
                        common shareholders     $(7,205,964)    41,189,861  $ (0.17)  $ (4,541,736)   39,741,066   $(0.11)


                  Effect of Dilutive
                      Securities:
                           Stock
                           options/warrants              --            --        --            --             --       --
                  ---------------------------------------------------------------------------------------------------------

                  Net (loss) available
                      to common shareholders
                      plus assumed  conversions $(7,205,964)    41,189,861  $ (0.17)  $ (4,541,736)   39,741,066   $(0.11)
                  =========================================================================================================

                  The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 18,312,760 and 11,993,800 shares of common stock at June 30, 2001 and 2000, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6.  REDEEMABLE    Series A
    CONVERTIBLE   ----------
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

                  The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at June 30, 2001 were $332,275.

                  Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the six months ended June 30, 2001, 0 shares of Series A preferred stock were converted into shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

                  The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at June 30, 2001 were $215,251.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the six months ended June 30, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

7. STOCK OPTIONS At June 30, 2001, the Company has two fixed stock option plans AND WARRANTS and non-plan options, which are described below. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No. 25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                  On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of June 30, 2001, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                  On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  Options granted may be either "incentive stock options," within the meaning of Section 422 of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. As of June 30, 2001, options to purchase 525,000 shares of common stock at a price of $3.00 per share have been granted pursuant to the plan.

                  During the six months ended June 30, 2001, the Company granted options to acquire 6,450,000 shares of common stock to employees. The options are exercisable at a price of $3.00 per share, vesting over periods from immediate to 2006. During the six months ended June 30, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense (benefit) based upon the estimated fair value of the stock at each intervening financial statement date, $1,631,112 and $393,248 for the six months ended June 30, 2001 and 2000, respectively.

                  During the six months ended June 30, 2001 and 2000, the Company granted options and warrants to acquire 150,000 and 0, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at a price of $3.00 per share, substantially were fully vested at the date of grant and expire through 2004. The options and warrants are exercisable by payment of cash to the Company. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $163,766 in 2001 and $0 in 2000.

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 2001 and changes during the period then ended is presented below:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------

                  Outstanding at beginning of year   $   1.88  1,000,000    $    1.13    10,143,800
                  Granted                                3.00    525,000         3.00     6,600,000
                  Exercised                                 -          -            -            -
                  Forfeited                                 -          -         0.63    1,653,800 (1)
                  -------------------------------------------------------------------------------------

                  Outstanding at June 30, 2001           2.26  1,525,000         2.00    15,090,000

                  Exercisable at June 30, 2001       $   1.88  1,000,000         1.65    11,140,000
                  =====================================================================================

                  Weighted average fair value
                    of options granted during        $   1.70               $    1.64
                    the period

                  (1)      Warrants to purchase 1,653,800 shares of common stock which are the subject of subsequent litigation

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of June 30, 2000 and changes during the period then ended is presented below:

                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------
                  Outstanding at beginning of year   $   1.88  1,000,000    $    0.89     7,993,800
                  Granted                                   -          -         2.00     2,100,000
                  Exercised                                 -          -            -             -
                  Forfeited                                 -          -            -             -
                  -------------------------------------------------------------------------------------

                  Outstanding at June 30, 2000           1.88  1,000,000         1.13    10,093,800

                  Exercisable at June 30, 2000       $   1.88  1,000,000         1.13    10,093,800
                  ======================================================================================

                  Weighted average fair value
                    of options granted during        $      -               $    1.25
                    the period
                  ======================================================================================

                  SFAS No. 123, "Accounting for Stock-Based Compensation," establishes a fair value based method of accounting for stock-based compensation plans under which employees receive shares of stock or other equity instruments of the Company or the Company incurs liabilities to employees in amounts based on the price of its stock.

                  The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to disclose the amounts, which approximate $4,137,676 and $472,735 for the six months

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  ended June 30, 2001 and 2000, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                  Six months ended June 30,                                  2001           2000
                  ----------------------------------------------------------------------------------
                  Net (loss) applicable to common stock
                     as reported                                      $  (7,205,964)  $ (4,541,736)
                  Net (loss) applicable to common stock pro forma       (11,343,640)    (5,014,471)
                  Basic (loss) per share as reported                          (0.17)         (0.11)
                  Basic (loss) per share pro forma                            (0.28)         (0.13)

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

                  Realization of any portion of the approximate $ 7,858,698 deferred federal tax asset at June 30, 2001 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                  The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  Six months ended June 30,                            2001                2000
                  --------------------------------------------------------------------------------
                  Tax benefit at the United States
                     statutory rate                              $   2,136,504    $      1,519,429
                  State income tax benefit, net                        106,825              75,971
                     Valuation allowance adjustment                 (2,243,329)        (1,595,401)
                  --------------------------------------------------------------------------------

                  Income tax benefit                             $          --    $             --
                  ================================================================================

                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                  June 30,                                            2001              2000
                  ----------------------------------------------------------------------------------
                  Deferred tax assets:
                      Organizational costs                       $      96,738     $       131,915
                      Net operating loss
                      carryforwards                                  3,687,803           1,177,216
                      Compensation related to equity
                      instruments issued for
                      services                                       4,074,157           1,928,128
                  ----------------------------------------------------------------------------------
                  Valuation allowance for deferred
                      tax assets                                    (7,858,698)         (3,237,259)
                  ----------------------------------------------------------------------------------

                  Net deferred tax asset                         $          --     $            --
                  ----------------------------------------------------------------------------------


9.  RELATED PARTY Development Agreement
    TRANSACTIONS  ----------------------

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

                  New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. During the six months ended June 30, 2001, the Company incurred consulting expenses totaling $23,638 to NREC for services rendered on hydroblasting contracts.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  License Agreement
                  -----------------

                  On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydro blasting services in the ship cleaning industry. For the six months ended June 30, 2001 and 2000, royalty expenses were $13,196 and $0.

                  Management Agreement
                  --------------------

                  On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. The managing director of Wallem is a director of the Company.

10. COMMITMENT    The Company currently maintains office facilities in Stuart,
    AND           Florida. The Company does not currently own or operate any
    CONTINGENCIES manufacturing, operating or shipbuilding or repair facilities.
                  Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

                  The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $2,200,000, expiring through 2004. As of June 30, 2001, accounts payable and accrued expenses include $239,143 of accrued wages.

                  The Company rents office space and warehouse storage space under operating leases expiring in September 2005 and August 2006, with a guaranteed option to renew for an additional five-year term at the Company's option for annual increases of 3.25%.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. SUPPLEMENTAL  Supplemental disclosure is as follows:
    CASH FLOW
    INFORMATION

                  June 30,                                              2001              2000
                  ----------------------------------------------------------------------------------
                  Cash paid for interest                            $    15,072       $         -
                  Cash paid for taxes                                         -                 -

                  Non-cash investing and financing activities:

                  Conversion of preferred stock to
                      common stock                                  $   255,000      $    100,000

                  Accrued preferred stock dividends                 $   202,125      $     27,539

12. RESEARCH AND  Research and development cost relates to both future and
    DEVELOPMENT   present products and are charged to operations as incurred.
                  The Company recognized research and development costs of $264,296 and $60,275 for the six months ended June 30, 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

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

OPERATING EXPENSES

Operating expenses increased from $3,488,855 in the second quarter of 2000 to $3,984,290 in the second quarter of 2001. The primary components of operating expenses were selling, general and administrative expenses and non-cash compensation expenses.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, excluding non-cash compensation, increased from $611,667 for the three months ended June 30, 2000 to $1,886,417 for the three months ended June 30, 2001. This increase is due to an expansion of the Company's operating activities. Some major components of selling, general and administrative expenses include salaries and wages, including leased labor, which increased from $32,981 in the second quarter of 2000 to $364,634; legal expenses, which increased from $41,985 in the second quarter of 2000 to $315,323, due primarily to increased services to meet the Company's SEC reporting obligations as well as a charge taken to cover the resolution of a dispute with the Company's prior corporate and securities counsel and transfer agent; and research and development, which increased from $0 in the second quarter of 2000 to $155,966 in the second quarter of 2001.

NON-CASH COMPENSATION EXPENSE

Non-cash compensation expenses decreased from $2,877,188 for the three months ended June 30, 2000 to $2,097,873 for the three months ended June 30, 2001. This decrease is attributable to a variable accounting charge of $2,097,873 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These expenses were incurred when the estimated fair value of the Company's common stock increased to $3.41 per share.

LOSS FROM OPERATIONS

The Company continues to recognize losses from its operations. Loss from operations in the second quarter of 2001 was $3,984,290 as compared to $3,488,855 for the prior year period. This increase in loss from operations is primarily due to the increase in operating expenses described above.

INTEREST EXPENSE

Interest expense totaled $13,076 for the second quarter of 2001, compared to $3,750 for the second quarter of 2000.

NET LOSS

Net loss was $3,997,366 for the second quarter of 2001, compared to $3,492,605 for the second quarter of 2000.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $97,875 and $33,760 for the three months ended June 30, 2001 and 2000, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to common stock was $4,095,241 for the three months ended June 30, 2001, compared to $3,526,365 for the three months ended June 30, 2000. Loss per common share was $0.10 and $0.09 in the second quarter of 2001 and 2000, respectively.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Revenues were $659,800 for the six months ended June 30, 2001 and $0 for the six months ended June 30, 2000.

Operating expenses increased from $4,462,581 for the six months ended June 30, 2000 to $7,648,566 for the six months ended June 30, 2001. The primary components of operating expenses were cost of hydro-blasting contracts, selling, general and administrative expenses and non-cash compensation expenses. Cost of hydro-blasting contracts increased from $0 for the six months ended June 30, 2000 to $563,525 for the six months ended June 30, 2001. Selling, general and administrative expenses, excluding non-cash compensation, increased from $1,192,145 for the six months ended June 30, 2000 to $3,058,160 for the six months ended June 30, 2001. Non-cash compensation expenses increased from $3,270,436 for the six months ended June 30, 2000 to $4,026,881 for the six months ended June 30, 2001.

Loss from operations for the six months ended June 30, 2001 was $6,988,766 as compared to $4,462,581 for six months ended June 30, 2000. Preferred Stock dividends were $202,125 for the six months ended June 30, 2001 and $72,826 for the six months ended June 30, 2000. Net loss applicable to Common Stock was $7,205,963 for the six months ended June 30, 2001, compared to $4,541,736 for the six months ended June 30, 2000. Loss per common share was $0.17 for the six months ended June 30, 2001 and $0.11 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of June 30, 2001, the Company's cash and cash equivalents on hand were $568,806, compared to $300,304 as of December 31, 2000. The Company's accounts receivable were $4,400 as of June 30, 2001, compared to $0 as of December 31, 2000, reflecting the payment of the receivable from the Company's services for Corrosion Engineering Services concerning the removal of non-skid coating from the deck of the USS EISENHOWER during the second quarter of 2001. However, despite this increase in cash and accounts receivable, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company borrowed $454,360 from a majority shareholder from January 1, 2001 to June 30, 2001 to finance the acquisition of additional equipment and to fund the continuation of operations. The Company also repaid $83,488 of long-term debt to share holders during the same time period. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate principal amount of $888,765 are unsecured, non-interest bearing, and due upon demand.

Also during the first six months of 2001, the Company sold 625,943 restricted, unregistered shares of Common Stock in a number of private sales for aggregate proceeds of $1,809,828 between January and April 2001 in transactions exempt under Section 4(2) of the Securities Act of 1933. Between April and June 2001, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 199,501 restricted, unregistered common shares for $699,003.

Net cash used by operating activities was $1,668,754 for the six months ended June 30, 2001, compared to $1,242,982 for the six months ended June 30, 2000. Net cash used in operating activities during the first six months of 2001 does not include non-cash charges of $362,882 for depreciation and amortization, $2,232,000 for common stock issued for services, $163,770 for issuance of stock options to service providers, and $1,631,111 for non-cash compensation expense for variable accounting treatment of options and warrants issued to employees and directors with cashless conversion provisions.

The Company's capital expenditures increased from $645,958 in the first six months of 2000 to $1,172,343 in the first six months of 2001, primarily as a result of new equipment purchases in connection with the Company's work for Corrosion Engineering Services and purchases made in anticipation of the future work for Ingalls Shipbuilding and Tecor. Management expects that the Company will be able to use this equipment in connection with future operations.

The Company lacks assured available financial resources to meet its June 30, 2001 working capital deficit of $1,711,312 and future operating costs.

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

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. The Company may also incur additional future expense in connection with its research and development activities, including $264,296 in research and development expenditures in the first six months of 2001. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development. Through June 30, 2001, the Company has incurred research and development costs of $777,587 with the NREC.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of August 15, 2001, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

Between June 30, 2001 and July 30, 2001, the Company has expended approximately $908,556 of the cash on hand, and as of July 30, 2001, the Company's cash and cash equivalents on hand were $83,800. Management is actively seeking additional equity financing through its current private placement and other sources of funding and between June 30, 2001 and July 30, 2001, the Company has raised approximately $891,000 through an on-going private offering of restricted, unregistered shares of its common stock.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

At August 15, 2001, the Company was not a party to any pending litigation.


ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the second quarter of 2001. During the three months ended June 30, 2001, the Company issued 46,333 unregistered, restricted shares of its common stock for aggregate proceeds of $139,000 in a number of private sales for which the Company relied upon the exemption from the registration requirements provided by Section 4(2) of the Securities and Exchange Act of 1933. The Company also conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 199,501 restricted, unregistered common shares for aggregate proceeds of $699,003.

During the three months ended June 30, 2001, a warrant holder exercised the appreciation rights of 1,653,800 warrants, but the shares have not been issued as the exercise is currently under review by the Company.

For information concerning the issuance of options and warrants, please see Note 7 to the unaudited financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended June 30, 2001.

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

10.16                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.16 to
                                                                            the Company's Form 10-QSB for the quarter ended
                                                                            March 31, 2001.

10.17                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.17 to
                                                                            the Company's Form 10-QSB for the quarter ended
                                                                            March 31, 2001.

10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.

10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.

10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Company's Form 10-QSB for the quarter ended
                     UltraStrip Systems, Inc.                               March 31, 2001.


(B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ULTRASTRIP SYSTEMS, INC.

      March 24, 2003                    /s/ Robert O. Baratta
                                        -------------------------------------
                                        Robert O. Baratta
                                        President, Chief Executive Officer
                                        and Vice Chairman of the Board


      March 24, 2003                    /s/ Scott R. Baratta
                                        --------------------------------------
                                        Scott R. Baratta
                                        Senior Vice President - Finance
                                        (Chief Financial and Accounting Officer)

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB/A for the period ending June 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratt
------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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


Date:  March 24, 2003                      /s/ Robert O. Baratta
                                           ---------------------------------
                                           Robert O. Baratta
                                           President, Chief Executive Officer
                                           and Vice Chairman of the Board

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


Date:  March 24, 2003                      /s/ Scott R. Baratta
                                           ---------------------------------
                                           Scott R. Baratta
                                           Senior Vice President - Finance
                                           (Chief Financial Officer)