Form 10QSB/A
period 2001-09-30
ULTRASTRIP SYSTEMS INC
filed 2003-03-26
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1



[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _____________



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,332,679 shares of common stock were outstanding as of September 30, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

Note: The information contained in this Form 10-QSB/A relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as well as amended reports on Forms 10-QSB/A and Forms 10-KSB/A, as appropriate for periods subsequent to September 30, 2001.

                            ULTRASTRIP SYSTEMS, INC.


                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                                    Page
                                                                                    ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Condensed Balance Sheets...............................     1
                         Condensed Statements of Operation......................     2
                         Condensed Statements of Cash Flows.....................     3
                         Summary of Significant Accounting Policies.............     4
                         Notes to Condensed Financial Statements................     7
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................     18

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................     26
      Item 2.       Changes in Securities.......................................     27
      Item 3.       Defaults Upon Senior Securities.............................     27
      Item 4.       Submission of Matters to a Vote of Security Holders.........     27
      Item 5.       Other Information...........................................     28
      Item 6.       Exhibits and Reports on Form 8-K............................     29

                    Signatures..................................................     31

                    Certifications..............................................     32

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                            CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                                    September 30,        December 31,
                                                                                        2001                 2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)
CURRENT ASSETS
   Cash                                                                                   306,340             300,304
   Accounts receivable                                                                    908,624                  --
   Prepaid expenses and other                                                       $      59,952       $          --
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                    1,274,917             300,304

PROPERTY AND EQUIPMENT, NET                                                             3,380,735           3,017,634

PATENTS, NET                                                                              102,623              89,345
OTHER ASSETS                                                                                8,864               4,066
-------------------------------------------------------------------------------------------------------------------------

                                                                                    $   4,767,138       $   3,411,349
=========================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND
STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                            $   1,865,627       $     774,536
   Customer deposits                                                                      150,000
   Accrued preferred stock dividends                                                      645,401             345,401
   Deferred revenue                                                                        78,365                   -
   Notes payable - current portion                                                          9,438               9,438
-------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               2,748,831           1,129,375

LONG-TERM DEBT:
   Notes payable to shareholders                                                          869,352             517,893
   Notes payable, less current portion                                                    102,248              78,879
-------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       3,720,431           1,726,147

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   34 shares outstanding, $25,000 per share redemption amount                             850,000             850,000

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,056 and 1,158 shares outstanding, respectively, $2,500 per share                   2,640,000           2,950,000
   redemption amount

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 42,332,679 and
40,284,140 shares issued and outstanding, respectively                                    423,327             402,841
ADDITIONAL PAID-IN CAPITAL                                                             26,328,924          13,872,713
ADDITIONAL PAID-IN CAPITAL UNISSUED SUBSCRIBED SHARES                                      75,000              75,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                      (29,270,544)        (16,210,352)
-------------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                            (2,443,293)         (1,859,798)
-------------------------------------------------------------------------------------------------------------------------


                                                                                    $   4,767,138       $   3,411,349
=========================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          For the three months ended            For the nine months ended
                                                                  September 30,                        September 30,
                                                            2001                2000             2001                 2000
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
     Hydro-blasting contracts                           $     77,724      $           --    $       737,524      $           --

OPERATING EXPENSES:
     Cost of hydro-blasting contracts                        131,603                  --            695,127                  --
     Selling, general and administrative,
       excluding non-cash compensation expense             1,298,724           1,042,465          4,356,885           2,234,610
     Loss from impairment of assets                          210,933             214,134            210,933             214,134
     Non-cash compensation expense
      (Notes 5 and 7)                                      4,187,657           3,716,973          8,214,538           6,987,409
---------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                   5,828,917           4,973,572         13,477,483           9,436,153
---------------------------------------------------------------------------------------------------------------------------------

Loss from operations                                      (5,751,193)        (4,973,572)        (12,739,959)         (9,436,153)

Other expense:
     Interest expense                                          5,161               5,545             20,233              11,874
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                  (5,756,354)         (4,979,117)       (12,760,192)         (9,448,027)

Preferred stock dividends (Note 6)                           (97,875)            (45,540)          (300,000)           (118,366)
---------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                     $ (5,854,229)     $   (5,024,657)    $  (13,060,192)     $   (9,566,393)
=================================================================================================================================

Net loss per common share (basic and diluted)           $      (0.14)     $        (0.13)    $        (0.32)     $        (0.24)
=================================================================================================================================

Weighted average number of common shares
     outstanding                                          42,154,009          40,145,423         41,438,544          39,742,788
=================================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
             UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS (NOTE 11)

                                                                             For the nine months ended
                                                                                     September 30,
                                                                                2001              2000
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                $ (12,760,192)     $  (9,448,027)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Accumulated depreciation and amortization                                 552,649            389,293
       Common stock issued for services                                        2,320,000            800,000
       Issuance of equity instruments for services                               173,160          2,155,423
       Non-cash compensation expense                                           5,721,378          4,031,986
       Provision for impairment of equipment                                     210,933            214,134
   Change in assets and liabilities:
         Accounts receivable                                                    (908,624)                --
         Prepaid expenses and other                                              (59,952)           (74,282)
         Other assets                                                             (4,798)                --
         Deferred revenue                                                         78,365                 --
         Accounts payable and accrued expenses                                 1,241,093            (17,706)
--------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                         (3,435,988)        (1,949,179)
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent                                                                        (17,601)                --
   Purchase of property and equipment                                         (1,122,361)        (1,694,887)
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                         (1,139,962)        (1,694,887)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                       34,913                 --
   Repayment of long-term debt                                                   (11,544)            (3,904)
   Proceeds from issuance of long-term debt and warrants to shareholders         454,360            351,111
   Repayment of long-term debt and warrants to shareholders                     (102,901)          (181,438)
   Proceeds from issuance of preferred stock                                     200,000          1,975,000
   Proceeds from issuance of common stock                                      4,007,158          1,827,453
--------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                      4,581,986          3,968,222
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               6,036            324,156

Cash and equivalents, beginning of year                                          300,304             59,970
--------------------------------------------------------------------------------------------------------------

Cash and equivalents, end of period                                        $     306,340      $     384,126
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

                  Based upon the conversion terms of the Company's Series A and Series B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $7,470,144.

USE OF            The preparation of financial statements in conformity with
ESTIMATES         accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                            ULTRASTRIP SYSTEMS, INC.
                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


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

ADVERTISING       The Company conducts advertising for the promotion of its
                  products. Advertising costs are charged to operations when incurred; such amounts aggregated $150,347 for the nine months ended September 30, 2001 and $137,852 for the nine months ended September 30, 2000.

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

LOSS              Basic loss per share is computed on the basis of the weighted
PER SHARE         average number of common shares outstanding during each period presented. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per share are excluded from the calculation.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1. GOING CONCERN  The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of its liabilities in the normal course of operations. Since inception the Company has incurred losses of approximately $28.8 million, has outstanding redeemable preferred stock that can become mandatorily redeemable after June 2002 and has not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

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

2. PROPERTY AND   Property and equipment consist of the following:
   EQUIPMENT

                                                                        Estimated
                                                                         Useful
                  September 30,                                            Life          2001
                  ---------------------------------------------------------------------------------
                  Machinery and equipment                                5 years  $   2,607,691
                  Furniture and fixtures                                 7 years        270,743
                  Automobile and trucks                                  5 years        198,554
                  Leasehold improvements                                 5 years        180,261
                  Spare parts                                            5 years        621,769
                  Office equipment                                       5 years        187,397
                  ---------------------------------------------------------------------------------

                                                                                      4,066,416
                  Less accumulated depreciation and
                           amortization                                                (685,681)
                  ---------------------------------------------------------------------------------

                                                                                  $   3,380,735
                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

3. NOTES PAYABLE  Notes payable to shareholders consist of the following:
   TO
   SHAREHOLDERS

                  September 30,                                                            2001
                  ---------------------------------------------------------------------------------
                  Unsecured notes payable to
                  employee/shareholder, noninterest
                  bearing, due upon demand                                         $    869,352
                  ---------------------------------------------------------------------------------
                                                                                        869,352

                  Less current portion (a)                                                   --
                  ---------------------------------------------------------------------------------

                                                                                   $    869,352
                  =================================================================================

                   (a)    Though these notes are due on demand, the Company and the
                          employee/shareholder(s) renegotiated these notes over a
                          longer term in 2001.

4. NOTES PAYABLE  Notes payable consist of the following:

                  September 30,                                                        2001
                  ---------------------------------------------------------------------------------
                  Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized
                  by trucks                                                        $    111,686

                  ---------------------------------------------------------------------------------
                                                                                        111,686

                  Less current portion                                                   (9,438)
                  ---------------------------------------------------------------------------------

                                                                                   $    102,248
                  =================================================================================

                  Aggregate notes payable at September 30, 2001 consists of the following:


                  --------------------------------------------------------------------------------
                  Notes payable shareholders                                       $    869,352
                  Notes payable                                                    $    111,686
                  --------------------------------------------------------------------------------

                                                                                   $    981,038
                  =================================================================================


5. COMMON STOCK   During the nine months ended September 30, 2001, the Company issued 775,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees.
                  According to the original terms there were no vesting requirements, however, on March 31, 2002 the executives agreed to a vesting schedule. These issuances were valued at estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,232,000 during 2001.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  During the nine months ended September 30, 2001, the Company issued 1,168,369 shares of restricted, unregistered common stock for net proceeds of $4,007,158.

                  During the nine months ended September 30, 2000, the Company issued 858,633 shares of restricted, unregistered common stock for net proceeds of $1,827,453.

                  Shares reserved for issuance
                  ----------------------------

                  At September 30, 2001, 22,787,760 shares of Common Stock were reserved for issuance under the Company's fixed stock option plan, outstanding non-plan options, warrants and upon conversion of the outstanding Series A Redeemable Convertible Cumulative Preferred Stock.

                  The following reconciles the components of the loss per share computation:


                  For the nine months ended September 30,             2001                             2000
                  --------------------------------------------------------------------------------------------------------
                                                   Income       Shares       Per-       Income        Shares     Per-
                                                   (Nume-       (Deno-       Share      (Nume-       (Deno-      Share
                                                    rator)      minator)     Amount      rator        minato     Amount
                  ---------------------------------------------------------------------------------------------------------
                  Loss per common share
                      Net (loss) available to
                        common shareholders     $(13,060,192)  41,438,544  $ (0.32)  $ (9,566,393)   39,742,788   $(0.24)


                  Effect of Dilutive
                      Securities:
                           Stock
                           options/warrants              --            --        --            --             --       --
                  ---------------------------------------------------------------------------------------------------------

                  Net (loss) available
                      to common shareholders
                      plus assumed conversions  $(13,060,192)  41,438,544  $ (0.32)  $ (9,566,393)   39,742,788   $(0.24)
                  =========================================================================================================

                  The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 18,337,760 and 12,579,370 shares of common stock at September 30, 2001 and 2000, respectively) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

6. REDEEMABLE     Series A
   CONVERTIBLE    --------
   CUMULATIVE
   PREFERRED      During the year ended December 31, 1999, the Company issued 62
   STOCK          shares of Series A Redeemable Convertible Cumulative Preferred
                  Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and are redeemable at the option of the holder any time after June 2002 at $25,000 per share plus accrued dividends.

                  The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at September 30, 2001 were $364,150.

                  Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the nine months ended September 30, 2001, 0 shares of Series A preferred stock were converted into shares of common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

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

                  The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at September 30, 2001 were $281,251.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the nine months ended September 30, 2001, 102 shares of Series B preferred stock were converted into 85,170 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

7. STOCK OPTIONS  At September 30, 2001, the Company has two fixed stock option
   AND WARRANTS   plans and non-plan options, which are described below. The
                  Company applies APB Opinion No. 25, "Accounting for Stock
                  Issued to Employees," and related interpretations in accounting for employee stock options. Under APB Opinion No.
                  25, in situations where the number of shares of common stock that may be acquired and the price to be paid are determinable at the date of grant, and the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation cost is recognized. For those grants where either the number of shares of common stock that may be acquired or the price to be paid are not determinable, the Company records estimates of compensation costs based upon the market value of the stock at each intervening financial statement date.

                  On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of September 30, 2001, options to purchase 1,000,000 shares of common stock at a price of $1.88 per share have been granted pursuant to the plan.

                  On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," within the meaning

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  of Section 422 of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. As of September 30, 2001, options to purchase 550,000 shares of common stock at prices ranging from $3.00 to $5.00 per share have been granted pursuant to the plan.

                  During the nine months ended September 30, 2001, the Company granted options to acquire 6,475,000 shares of common stock to employees. The options are exercisable at prices ranging from $3.00 to $5.00 per share, vesting over periods from immediate to 2006. During the nine months ended September 30, 2001 and the years ended December 31, 2000, 1999, and 1998, the Company granted options to employees and directors to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation expense (benefit) based upon the estimated fair value of the stock at each intervening financial statement date, $5,721,379 and $4,031,986 for the nine months ended September 30, 2001 and 2000, respectively.

                  During the nine months ended September 30, 2001 and 2000, the Company granted options and warrants to acquire 200,000 and 0, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options and warrants are exercisable at a price of $3.00 per share, substantially were fully vested at the date of grant and expire through 2004. The options and warrants are exercisable by payment of cash to the Company. In connection with these grants, the fair value (Black Scholes value) of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $173,160 in 2001 and $0 in 2000.

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of September 30, 2001 and changes during the period then ended is presented below:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------
                  Outstanding at beginning of year   $   1.88  1,000,000    $    1.13    10,143,800
                  Granted                                3.09    550,000         3.02    6,650,000
                  Exercised                                 -          -            -            -
                  Forfeited                                 -          -         0.63    1,653,800 (1)
                  -------------------------------------------------------------------------------------

                  Outstanding at September 30, 2001      2.31  1,550,000         2.01    15,140,000

                  Exercisable at September 30, 2001  $   1.88  1,000,000         1.66    11,190,000
                  =====================================================================================

                  Weighted average fair value
                  of options granted during          $   1.82               $    0.82
                  the period

                  (1)      Warrants to purchase 1,653,800 shares of common stock which are the subject of subsequent litigation

                  A summary of the status of the Company's fixed stock option plans and non-plan options and warrants as of September 30, 2000 and changes during the period then ended is presented below:

                                                      Plan Options and        Non-Plan Options and
                                                          Warrants                   Warrants
                                                  -----------------------  ----------------------------
                                                     Weighted                Weighted
                                                     Average                 Average
                                                     Exercise                Exercise
                                                      Price      Shares       Price         Shares
                  -------------------------------------------------------------------------------------
                  Outstanding at beginning of year   $   1.88  1,000,000    $    0.89     7,993,800
                  Granted                                   -          -         2.02     2,150,000
                  Exercised                                 -          -            -             -
                  Forfeited                                 -          -            -             -
                  -------------------------------------------------------------------------------------

                  Outstanding at September 30, 2000  $   1.88  1,000,000         1.13    10,143,800

                  Exercisable at September 30, 2000  $   1.88  1,000,000         1.13    10,143,800
                  =====================================================================================

                  Weighted average fair value
                  of options granted during          $      -               $    1.25
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

                  The amounts of such Stock-Based Compensation may be expensed in a Company's financial statements or alternatively, companies may elect to disclose the amounts as pro forma information. The Company has elected to

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  disclose the amounts, which approximate $4,088,484 and $476,906 for the nine months ended September 30, 2001 and 2000, respectively. Had the Company elected to recognize the amounts under the accounting provisions of SFAS 123, the Company's net loss and loss per share would have been decreased to the pro forma amounts indicated below:

                  Nine months ended September 30,                           2001           2000
                  ----------------------------------------------------------------------------------
                  Net (loss) applicable to common stock
                      as reported                                     $ (13,060,192)  $ (9,566,393)
                  Net (loss) applicable to common stock pro forma       (17,148,676)   (10,043,299)
                  Basic (loss) per share as reported                          (0.32)         (0.24)
                  Basic (loss) per share pro forma                            (0.41)         (0.25)

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

                  Realization of any portion of the approximate $9,913,716 deferred federal tax asset at September 30, 2001 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount of such asset.

                  The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS

                  Nine months ended September 30,                     2001              2000
                  --------------------------------------------------------------------------------
                  Tax benefit at the United States
                     statutory rate                             $   4,093,663      $   3,252,574
                  State income tax benefit, net                       204,683            162,629
                  Valuation allowance adjustment                   (4,298,346)        (3,415,202)
                  --------------------------------------------------------------------------------

                  Income tax benefit                            $           -      $           -
                  ================================================================================

                  Significant components of the Company's deferred tax assets and liabilities are as follows:

                  September 30,                                       2001               2000
                  ----------------------------------------------------------------------------------
                  Deferred tax assets:
                      Organizational costs                      $      87,943      $     123,121
                      Net operating loss
                      carryforwards                                 4,460,749          1,742,039
                      Compensation related to equity
                      instruments issued for
                      services                                      5,365,024          3,191,899
                  ----------------------------------------------------------------------------------
                  Valuation allowance for deferred
                      tax assets                                   (9,913,716)        (5,057,059)
                  ----------------------------------------------------------------------------------

                  Net deferred tax asset                        $           -      $           -
                  ----------------------------------------------------------------------------------


9. RELATED PARTY  Development Agreement
   TRANSACTIONS   ---------------------

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

                  New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. During the nine months ended September 30, 2001, the Company incurred consulting expenses totaling $55,546 to NREC for services rendered on hydroblasting contracts.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


                  License Agreement
                  -----------------

                  On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the M2000 and hydro blasting services in the ship cleaning industry. For the nine months ended September 30, 2001 and 2000, royalty expenses were $14,750 and $0.

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

                  The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $2,200,000, expiring through 2004. As of September 30, 2001, accounts payable and accrued expenses include $241,643 of accrued wages.

                  The Company rents office space and warehouse storage space under operating leases expiring in September 2005 and August 2006, with a guaranteed option to renew for an additional five-year term at the Company's option for annual increases of 3.25%.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


11. SUPPLEMENTAL  Supplemental disclosure is as follows:
    CASH FLOW
    INFORMATION

                  September 30,                                            2001              2000
                  ----------------------------------------------------------------------------------
                  Cash paid for interest                            $    15,232      $     11,874
                  Cash paid for taxes                                         -                 -

                  Non-cash investing and financing activities:

                  Conversion of preferred stock to
                      common stock                                  $   255,000      $    495,000

                  Accrued preferred stock dividends                 $   300,000      $    118,366

12. RESEARCH AND  Research and development cost relates to both future and
    DEVELOPMENT   present products and are charged to operations as incurred.
                  The Company recognized research and development costs of $264,317 and $199,982 for the nine months ended September 30, 2001 and 2000, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE

Revenues were $77,724 for the three months ended September 30, 2001, as compared to $0 for the three months ended September 30, 2000, an increase of $77,724. Revenues for the quarter were generated from services performed for Northrop Grumman's Ingalls Shipbuilding division.

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

OPERATING EXPENSES

Operating expenses increased from $4,973,572 in the third quarter of 2000 to $5,828,917 in the third quarter of 2001. The primary components of operating expenses were cost of hydro-blasting contracts, selling, general and administrative expenses, loss from impairment of assets and non-cash compensation expenses.

COST OF HYDRO-BLASTING CONTRACTS

Cost of hydro-blasting contracts increased from $0 for the three months ended September 30, 2000 to $131,603 for the three months ended September 30, 2001. These costs were related to the Company's performance on its contract with Ingalls Shipbuilding. This contract required more consumable parts and labor than necessary, and other precautions to ensure a successful outcome. The Company decided to over-supply labor on this contract to ensure customer satisfaction. In the future, the Company expects to provide adequate levels of equipment, consumable parts, and labor to generate positive gross profit margins from contract services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses, excluding non-cash compensation, increased from $1,042,465 for the three months ended September 30, 2000 to $1,298,724 for the three months ended September 30, 2001. This increase is due to an expansion of the Company's operating activities. Some major components of selling, general and administrative expenses include salaries and wages, including leased labor, which increased from $231,193 in the third quarter of 2000 to $546,825 for the third quarter of 2001, reflecting the addition of several managerial employees and insurance expenses, which increased from $20,480 in the third quarter of 2000 to $95,130 in the third quarter of 2001.

LOSS FROM IMPAIRMENT OF ASSETS

Loss from impairment of assets decreased from $214,134 for the three months ended September 30, 2000 to $210,933 for the three months ended September 30, 2001.

NON-CASH COMPENSATION EXPENSE

Non-cash compensation expenses increased from $3,716,973 for the three months ended September 30, 2000 to $4,187,657 for the three months ended September 30, 2001. This increase is attributable to a variable accounting charge of $4,090,267 from stock options to employees and directors with cashless conversion provisions. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option. The Company records estimates of compensation expense for these options based upon the estimated fair value of the stock at each intervening financial statement date. These expenses were incurred when the estimated fair value of the Company's common stock increased to $4.40 per share.

LOSS FROM OPERATIONS

The Company continues to recognize losses from its operations. Loss from operations in the third quarter of 2001 was $5,751,193 as compared to $4,973,572 for the prior year period. This increase in loss from operations is primarily due to the increase in operating expenses described above.

INTEREST EXPENSE

Interest expense totaled $5,161 for the third quarter of 2001, compared to $5,545 for the third quarter of 2000.

NET LOSS

Net loss was $5,756,354 for the third quarter of 2001, compared to $4,979,117 for the third quarter of 2000.

PREFERRED STOCK DIVIDENDS

Preferred stock dividends were $97,875 and $45,540 for the three months ended September 30, 2001 and 2000, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to common stock was $5,854,229 for the three months ended September 30, 2001, compared to $5,024,657 for the three months ended September 30, 2000. Loss per common share was $0.14 and $0.13 in the third quarter of 2001 and 2000, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues were $737,524 for the nine months ended September 30, 2001 and $0 for the nine months ended September 30, 2000.

Operating expenses increased from $9,436,153 for the nine months ended September 30, 2000 to $13,477,483 for the nine months ended September 30, 2001. The primary components of operating expenses were cost of hydro-blasting contracts, selling, general and administrative expenses, loss from impairment of assets, and non-cash compensation expenses. Cost of hydro-blasting contracts increased from $0 for the nine months ended September 30, 2000 to $695,127 for the nine months ended September 30, 2001. Selling, general and administrative expenses, excluding non-cash compensation, increased from $2,234,610 for the nine months ended September 30, 2000 to $4,356,885 for the nine months ended September 30, 2001. Loss from impairment of assets decreased from $214,134 to $210,933 for the nine months ended September 30, 2000 and 2001, respectively. Non-cash compensation expenses increased from $6,987,409 for the nine months ended September 30, 2000 to $8,214,538 for the nine months ended September 30, 2001.

Loss from operations for the nine months ended September 30, 2001 was $12,739,959 as compared to $9,436,153 for nine months ended September 30, 2000. Preferred Stock dividends were $300,000 for the nine months ended September 30, 2001 and $118,366 for the nine months ended September 30, 2000. Net loss applicable to Common Stock was $13,060,192 for the nine months ended September 30, 2001, compared to $9,566,393 for the nine months ended September 30, 2000. Loss per common share was $0.32 for the nine months ended September 30, 2001 and $0.24 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is dependent on outside sources of funding to continue its operations.

As of September 30, 2001, the Company's cash and cash equivalents on hand were $306,340, compared to $300,304 as of December 31, 2000. The Company's accounts receivable were $908,624 as of September 30, 2001, compared to $0 as of December 31, 2000, reflecting the receivable due for the Company's services for Ingalls Shipbuilding concerning the removal of coatings from the hull and sides of the USS COLE during the third quarter of 2001, which was collected in October. However, despite this increase in cash and accounts receivable, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Net cash provided by financing activities increased from $3,968,222 for the nine months ended September 30, 2000 to $4,581,986 for the nine months ended September 30, 2001. The Company borrowed $454,360 from a majority shareholder from January 1, 2001 to September 30, 2001 to finance the acquisition of additional equipment and to fund the continuation of operations. The Company also repaid $102,901 of long-term debt to share holders during the same time period. This loan and certain other loans payable by the Company to certain of its shareholders in the aggregate principal amount of $869,352 are unsecured, non-interest bearing, and due upon demand.

In October 2001, the Company borrowed $862,069 at an annual percentage rate of 16% from a shareholder by executing a $1,000,000 promissory note due on October 19, 2002. These funds will be used to manufacture new systems, as well as to fund general operating expenses.

Also during the first nine months of 2001, the Company sold 625,943 restricted, unregistered shares of Common Stock in a number of private sales for aggregate proceeds of $1,809,828 between January and April 2001 in transactions exempt under Section 4(2) of the Securities Act of 1933. Between April and September 2001, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 542,426 restricted, unregistered common shares for $2,197,330.

In October 2001, the Company issued a warrant for 100,000 shares of common stock with a per share exercise price of $0.07 for a purchase price of $137,931. This warrant expires on October 19, 2021.

Net cash used by operating activities was $3,435,988 for the nine months ended September 30, 2001, compared to $1,949,179 for the nine months ended September 30, 2000. Net cash used in operating activities during the first nine months of 2001 does not include non-cash charges of $552,649 for depreciation and amortization, $2,320,000 for common stock issued for services, $173,160 for issuance of stock options to service providers, $5,721,378 for non-cash compensation expense for variable accounting treatment of options and warrants issued to employees and directors with cashless conversion provisions, and $210,933 for provision for impairment of equipment.

The Company's capital expenditures decreased from $1,694,887 in the first nine months of 2000 to $1,139,962 in the first nine months of 2001, primarily as a result of a decrease in new equipment purchases in connection with the Company's work for Corrosion Engineering Services, and the manufacture of systems for the Ingalls Shipbuilding and Tecor projects. Management expects that the Company will be able to use this equipment in connection with future operations.

The Company lacks assured available financial resources to meet its September 30, 2001 working capital deficit of $1,473,914 and future operating costs.

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

On September 3, 1999, the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. The Company may also incur additional future expense in connection with its research and development activities, including $264,317 in research and development expenditures in the first nine months of 2001. The Company currently has four research and development projects in process, which management expects will be completed on or around July 2001 and estimates total research and development expenses over the next twelve months will be approximately $750,000. The Company intends to advance the design and operations of its systems through continuing research and development.

New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company.

PLAN OF OPERATIONS

As of November 15, 2001, the Company's plan of operation for the next twelve months is to focus on completion of its development efforts for a commercially-viable robot, to launch the robot once completed, and to begin sales and marketing efforts to place its robotic systems into use in the heavy marine and above ground storage tank markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at the development site in Pittsburgh, Pennsylvania and in shipyards throughout the world, to introduce the marine industry to robotic hydro-blasting and demonstrate its superiority to existing surface preparation methods and competitive technologies.

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

Between September 30, 2001 and October 31, 2001, the Company has expended approximately $986,091 of the cash on hand, and as of October 31, 2001, the Company's cash and cash equivalents on hand were $397,974. Management is actively seeking additional debt financing through multiple sources of funding.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At November 15, 2001, the Company was not a party to any pending litigation.

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the third quarter of 2001. During the three months ended September 30, 2001, the Company conducted a private placement of Common Stock pursuant to Rule 506 of Regulation D as promulgated under the 1933 Act in which it issued 342,925 restricted, unregistered common shares for aggregate proceeds of $1,498,327.

Also during the quarter ended September 30, 2001, 20,000 shares of the Company's common stock, with an estimated value of $88,000, were issued to certain individuals in exchange for consulting services.

For information concerning the issuance of options and warrants, please see Note 7 to the unaudited financial statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There has been no default on any senior security during the three months ended September 30, 2001.

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

10.22                Lease and Option to Purchase Agreement dated August    Incorporated herewith.
                     9, 2001 between UltraStrip Systems, Inc. and Tecor
                     - Tecnologia Anticorrosao S.A.

10.23                Exclusive Distribution Agreement dated September       Incorporated herewith.
                     11, 2001 by and between UltraStrip Systems, Inc.
                     and Robotic Environmental Services, L.L.C.


         (b) REPORTS ON FORM 8-K.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB/A for the period ending September 30, 2001, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
--------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
--------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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