Form 10QSB
period 2002-03-31
ULTRASTRIP SYSTEMS INC
filed 2003-06-04
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



            [x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002



            [ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________



Commission file number  000-25663
                        ---------

                            ULTRASTRIP SYSTEMS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

              Florida                                       65-0841549
              -------                                       ----------
  (State or other jurisdiction of                        (I.R.S. employer
  incorporation or organization)                        identification no.)

                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34997
                              ---------------------
                    (Address of principal executive offices)

                                 (772) 287-4846
                                 --------------
                (Issuer's telephone number, including area code)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,528,349 shares of common stock were outstanding as of March 31, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]


Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to March 31, 2002.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS


                                                                                 Page
PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)
                    Condensed Balance Sheet ..................................     1
                    Condensed Statements of Operations .......................     2
                    Condensed Statements of Cash Flows .......................     3
                    Notes to Condensed Financial Statements ..................     4
      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations and Plan of Operation ...................     9

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings .............................................    14
      Item 2.  Changes in Securities .........................................    14
      Item 3.  Defaults Upon Senior Securities ...............................    15
      Item 4.  Submission of Matters to a Vote of Security Holders ...........    15
      Item 5.  Other Information .............................................    15
      Item 6.  Exhibits and Reports on Form 8-K ..............................    15

               Signatures ....................................................    18

               Certifications ................................................    19

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET


-----------------------------------------------------------------------------------------------------------------------
March 31,                                                                                                      2002
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                                                              $      6,966
   Accounts receivable                                                                                          96,895
   Inventories                                                                                                 728,611
   Prepaid expenses and other                                                                                   50,131
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                                           882,603

PROPERTY AND EQUIPMENT, NET                                                                                  2,396,509

PATENTS, NET                                                                                                    96,364
----------------------------------------------------------------------------------------------------------------------

                                                                                                          $  3,375,476
======================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                                                  $  1,831,506
   Accounts payable - related parties                                                                        1,072,555
   Notes payable to related parties - current portion                                                        1,477,917
   Notes payable - current portion                                                                             200,146
----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                                    4,582,124

LONG-TERM DEBT:
   Notes payable to related parties, less current portion                                                      651,937
   Notes payable, less current portion                                                                          89,390
----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                                            5,323,451

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   28 shares outstanding, $25,000 per share redemption amount plus dividends in arrears                      1,125,098

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,054 shares outstanding, $2,500 per share redemption amount plus dividends in arrears                    3,048,150

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 42,528,349 shares issued and outstanding         425,284
ADDITIONAL PAID-IN CAPITAL                                                                                  18,941,191
ADDITIONAL PAID-IN CAPITAL  - UNISSUED SUBSCRIBED SHARES                                                        75,000
DEFERRED COMPENSATION                                                                                          (59,468)
ACCUMULATED DEFICIT                                                                                        (25,503,230)
----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                                                                 (6,121,223)
----------------------------------------------------------------------------------------------------------------------

                                                                                                          $  3,375,476
======================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

For the three months ended March 31,                        2002           2001
-----------------------------------------------------------------------------------
REVENUES:
     Equipment sales                                   $     72,585    $         --
     Hydrojetting contracts                                 227,161         659,800
-----------------------------------------------------------------------------------

TOTAL REVENUES                                              299,746         659,800
-----------------------------------------------------------------------------------

OPERATING EXPENSES:
     Cost of equipment sales                                 39,401              --
     Cost of hydrojetting contracts                          96,977         563,525
     Selling, general and administrative,
         excluding non-cash compensation expense          1,127,981       1,171,744
     Non-cash compensation expense                          478,708       1,860,570
-----------------------------------------------------------------------------------

TOTAL OPERATING EXPENSES                                  1,743,067       3,595,839
-----------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                     (1,443,321)     (2,936,039)

OTHER (INCOME) EXPENSE:
     Other income                                            (4,013)             --
     Interest expense                                        51,507           1,996
-----------------------------------------------------------------------------------

NET LOSS                                                 (1,490,815)     (2,938,035)

PREFERRED STOCK DIVIDENDS                                   (94,972)       (104,250)
-----------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                    $ (1,585,787)   $ (3,042,285)
===================================================================================

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $      (0.04)   $      (0.07)
===================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     42,518,482      41,079,525
===================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


For the three months ended March 31,                                                 2002            2001
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                       $(1,490,815)    $(2,938,035)


   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  201,897         181,441
       Accretion of discount on notes payable                                          44,833              --
       Common stock issued for services                                                    --       2,232,000
       Issuance of equity instruments for services                                         --         163,770
       Non-cash compensation expense (benefit)                                        472,600        (535,200)
       Deferred compensation expense                                                    6,108              --
   Change in operating assets and liabilities:
         Accounts receivable                                                          (89,096)       (659,800)
         Inventories                                                                 (271,933)             --
         Prepaid expenses and other                                                    58,409         (51,490)
         Accounts payable and accrued expenses                                        (58,304)        350,169
         Accounts payable-related parties                                             341,328              --
         Deferred revenue                                                            (125,000)             --
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                (909,973)     (1,257,145)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (12,259)       (371,934)
   Repayment of note receivable from officer                                           50,000              --
-------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                    37,741        (371,934)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and warrants                              200,000          24,857
   Repayment of long-term debt                                                         (2,236)         (3,915)
   Proceeds from issuance of long-term debt to related parties                        387,500         454,360
   Repayment of long-term debt to related parties                                    (250,000)             --
   Proceeds from issuance of preferred stock                                               --         200,000
   Proceeds from issuance of common stock                                                  --       1,670,830
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                             335,264       2,346,132
-------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                 (536,968)        717,053

Cash and cash equivalents, beginning of year                                          543,934         300,304
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                                          $     6,966     $ 1,017,357
-------------------------------------------------------------------------------------------------------------

                              See Note 9 for supplemental cash flow disclosures.

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.      SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES

        BASIS OF PRESENTATION     The accompanying unaudited condensed financial
                                  statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed financial statements should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report and the audited financial statements and accompanying notes included in the UltraStrip
                                  Systems, Inc. (the "Company") Annual Report on
                                  Form 10-KSB for the fiscal year ended December
                                  31, 2001.

                                  Certain amounts in prior periods have been reclassified to conform with the current period presentation.


2.      GOING CONCERN             The accompanying condensed financial
                                  statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended
                                  March 31, 2002, the Company incurred losses of approximately $1.6 million, had a working capital deficiency of $3.7 million, had outstanding redeemable convertible preferred stock that would become eligible for redemption at the holder's option for $4.3 million [including accrued dividends] after
                                  June 2002, and had not attained a level of revenues sufficient to support recurring expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                  The Company's continued existence is
                                  dependent upon its ability to resolve its liquidity problems, principally by obtaining

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  additional debt financing and equity capital, and ultimately achieving profitable operations. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

                                  The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


3.      NOTE RECEIVABLE           In March 2002, the Company collected a $50,000
        FROM OFFICER              unsecured demand note from an officer, which
                                  included interest at 6% per annum.


4.      NOTES PAYABLE TO          Notes payable to related parties consist of
        RELATED PARTIES           the following:

                                  March 31,                                                                 2002
                                  ---------------------------------------------------------------------------------

                                  Unsecured notes payable to
                                  employee/shareholder, interest at prime plus 2%
                                  (6.75% at March 31, 2002), originally due as
                                  follows: $450,000 plus accrued interest
                                  repayable on March 31, 2002, balance due March
                                  1, 2003. As a result of the Company not making
                                  a $450,000 payment due March 31, 2002, the creditor can        $       584,044
                                  now demand immediate repayment.

                                  Unsecured note payable to employee/shareholder, interest
                                  at prime plus 2% (6.75% at March 31, 2002), due April                  517,893
                                  10, 2003

                                  $1,000,000 note payable to shareholder/Advisory Board
                                  member, balloon payment due on October 19, 2002 in the
                                  amount of $1,000,000 including interest at 16%, secured
                                  by all existing equipment and machinery utilized to                    907,917
                                  manufacture the Company's product, net of unamortized
                                  discount

                                  Unsecured note payable to employee/shareholder, interest
                                  at prime plus 2% (6.75% at March 31, 2002), due December                50,000
                                  27, 2002

                                  Unsecured notes payable to Director, interest at prime
                                  plus 2% (6.75% at March 31, 2002), due July 31, 2003                    70,000
                                  ---------------------------------------------------------------------------------
                                                                                                       2,129,854

                                  LESS CURRENT PORTION                                                (1,477,917)
                                  ---------------------------------------------------------------------------------

                                                                                                 $       651,937
                                  =================================================================================

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

5.      NOTES PAYABLE             A promissory note was signed on February 21,
                                  2002 to borrow up to $200,000. The loan is due on August 25, 2002. The loan is guaranteed by the President of the Company and his spouse.
                                  On February 26, 2002 the Company borrowed
                                  $200,000. In this connection, the Company granted warrants to acquire 8,001 shares of common stock and valued such warrants at $14,000 based on the relative fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants, which is included in additional paid-in capital in the accompanying unaudited condensed balance sheet of $14,000. The
                                  Company amortizes to interest expense the value ascribed to the warrants over the term of the debt.


6.      COMMON STOCK              During the three months ended March 31, 2002,
                                  145,670 shares of Common Stock were issued upon the conversion of Series A and Series B
                                  Redeemable, Convertible, Cumulative Preferred
                                  Stock.

                                  Shares reserved for issuance
                                  ----------------------------

                                  At March 31, 2002, 19,820,091 shares of
                                  Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.


7.      LOSS PER SHARE            Basic loss per common share is computed on the
                                  basis of the weighted average number of common shares outstanding during each period presented. Diluted loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per common share are excluded from the calculation.

                                  The statement of operations for the three months ended March 31, 2001 has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as a benefit of $466,762 and has been adjusted to a benefit of $535,200. Likewise, net loss per common share was previously reported as $(0.08) and has been adjusted to $(0.07). In addition, a reclassification has been made between accumulated deficit and additional paid-in capital at January 1, 2001 of $2.81 million.

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  The following reconciles the components of the loss per common share computation:

                                  For the three months ended March 31,                        2002                             2001
                                  --------------------------------------------------------------------------------------------------

                                                                 Income      Weighted      Per-      Income     Weighted       Per-
                                                                 (Loss)       Average     Share      (Loss)      Average      Share
                                                            (Numerator)        Shares    Amount  Numerator)       Shares     Amount
                                                                         (Denominator)                      (Denominator)
                                  --------------------------------------------------------------------------------------------------
                                  Loss per common share
                                      Net (loss) available
                                          to common
                                          shareholders       $(1,585,787)    42,518,482 $ (0.04) (3,042,285)   41,079,525   $ (0.07)

                                  Effect of Dilutive
                                      Securities:
                                          Stock
                                          options/warrants            --            --      --           --            --       --
                                  -------------------------------------------------------------------------------------------------

                                  Net (loss) available
                                      to common
                                      shareholders
                                      plus assumed
                                      conversions            $(1,585,787)    42,518,482 $ (0.04) (3,042,285)   41,079,525   $ (0.07)
                                  =================================================================================================

                                  The Company's outstanding options and
                                  warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 16,390,091 and 19,966,560 shares of common stock at March 31, 2002 and 2001, respectively) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


8.      COMMITMENT AND            In December 2001, the Company filed a
        CONTINGENCIES             complaint in the Circuit Court in and for
                                  Palm Beach County, Florida against Mark H.
                                  Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying shares of common stock.
                                  In May 2002, the complaint was amended to remove Mark H. Mirkin as an individual defendant. The Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counterclaims with respect to the warrant.

                                  The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $464,000 for the purchase of equipment.

9.      SUPPLEMENTAL CASH FLOW    Supplemental disclosure is as follows:
        INFORMATION

                                  For the three months ended March 31,               2002           2001
                                  ---------------------------------------------------------------------------

                                  Cash paid for interest                        $     3,372   $      1,996

                                  Non-cash investing and financing activities:

                                  Conversion of redeemable, convertible,
                                       cumulative preferred stock to common     $   155,000   $    255,000
                                       stock

                                  Accrued preferred stock dividends             $    94,972   $    104,250

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES
--------
Revenues were $299,746 for the three months ended March 31, 2002, as compared to $659,800 for the three months ended March 31, 2001. Revenues for 2002 were generated by two primary lines of business. These primary lines of business include equipment sales and service contracts. In this connection, the Company had equipment sales of $72,585 and service contract revenue of $227,161 for the three months ended March 31, 2002, while revenues for the three months ended March 31, 2001 were generated solely by hydrojetting service contracts.
Service contract revenue for the period ended March 31, 2002 was generated from the completion of the Company's demonstration contract with Tecor - Tecnologia Anti-Corrosao, S.A. of Portugal (Tecor), the surface preparation contractor for the Lisnave shipyard. Upon completion of this contract on March 31, 2002, the Company's automated hydrojetting equipment had been used for surface preparation work on seven different vessels in the Lisnave shipyard, ranging from crude oil carriers to cruise ships. The Company currently has no pending orders for new service contracts or equipment purchases with this customer.

OPERATING EXPENSES
------------------
Operating expenses decreased from $3,595,839 for the three months ended March 31, 2001 to $1,743,067 for the three months ended March 31, 2002. The primary components of operating expenses were cost of equipment sales, cost of service contracts, selling, general and administrative expenses and non-cash compensation expenses.

Cost of equipment sales increased from $0 for the three months ended March 31, 2001 to $39,401 for the three months ended March 31, 2002 due to the cost of procuring spare parts and equipment which were sold to a customer. Cost of equipment sales was 54% of sales. The Company believes that cost of equipment sales as a percentage of sales will increase in the future as the cost of equipment sales includes a greater mix of lower-margin, full system sales, in contrast to the sale of higher-margin spare parts. Cost of service contracts from hydrojetting decreased from $563,525 for the three months ended March 31, 2001 to $96,977 for the three months ended March 31, 2002 because of a lower volume of service contracts performed. Cost of hydrojetting service contracts decreased by 42%, from 85% of sales in 2001 to 43% of sales in 2002. This decrease was attributable to improved operational planning and execution. The Company is now more efficient in the operation of its automated systems, requiring less expenditure for consumable parts and labor to perform its services. If the Company is able to generate a consistent stream of substantial service contracts, the Company expects this percentage relationship to stay relatively stable in the future as the Company will have greater opportunity to maintain its operational planning and execution improvements.

Selling, general and administrative expenses, excluding non-cash compensation, decreased from $1,171,744 for the three months ended March 31, 2001 to $1,127,981 for the three months ended March 31, 2002. The decrease is a result of the Company's planned reduction in and deferral of some executive salaries, as well as a reduction in discretionary expenses.

Non-cash compensation expense amounted to $478,708 for the period ended March 31, 2002, a decrease of $1,381,862 from the prior comparable period. Non-cash stock compensation expense arises due to variable option accounting charges pursuant to APB 25 in connection with stock options granted to employees and directors with cashless conversion features. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended March 31, 2002 was $1,443,321 as compared to $2,936,039 for the three months ended March 31, 2001, largely as a result of the decreases in operating expenses described above.

INTEREST EXPENSE
----------------
Interest expense increased from $1,996 to $51,507 for the three months ended March 31, 2001 and 2002, respectively. This increase was primarily attributable to interest accretions related to the Company's $1 million note payable with a shareholder/Advisory Board member.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $94,972 for the three months ended March 31, 2002 and $104,250 for the three months ended March 31, 2001. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,585,787 for the three months ended March 31, 2002, compared to $3,042,285 for the three months ended March 31, 2001. Loss per common share was $0.04 for the three months ended March 31, 2002 and $0.07 for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At March 31, 2002, the Company's cash and cash equivalents on hand were $6,966, compared to $543,934 at December 31, 2001. This decrease in cash and cash equivalents was primarily due to the Company's net loss, and increases in deferred revenue and inventories, offset partly by borrowings from related and non-related parties, described below. In light of this decrease, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Net cash used in operating activities was $909,973 for the three months ended March 31, 2002, compared to $1,257,145 for the three months ended March 31, 2001. This decrease resulted from decreases in the Company's net loss, offset by increases in deferred revenue and inventories.

The Company's net cash provided by (used in) investing activities increased from $(371,934) for the three months ended March 31, 2001 to $37,741 for the three months ended March 31, 2002, primarily as a result of a decrease in new machinery and equipment purchases.

The Company's net cash provided by financing activities decreased by approximately $2 million to $335,264 for the three months ended March 31, 2002 from $2,346,132 for the three months ended March 31, 2001. The decrease is primarily attributable to a reduction in $1.9 million proceeds from the issuance of common stock and preferred stock, as well as repayments of long-term debt to related parties of $250,000, offset by an increase in new borrowings from related parties of $387,500 and new borrowings from unrelated parties of $200,000.

The Company lacks assured available financial resources to meet its March 31, 2002 working capital deficit of $3,699,521 and future operating costs.

Due to insufficient cash generated from operations, the Company presently does not have cash or other resources available to pay its already incurred debts, accounts payable and other liabilities. Some of the Company's debts are past due, and the preferred stock is presently redeemable at the option of the shareholders. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses.

Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $4 million, primarily for research and development and operating expenses, within the next twelve months.

PLAN OF OPERATIONS

The Company's plan of operation for the next twelve months continues to be to focus on sales and marketing efforts to place its automated hydrojetting systems into use in the ship maintenance and repair and above ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the marine industry to automated hydrojetting and demonstrating its superiority to existing surface preparation methods and competitive technologies.

The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. The Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an external impetus to shipyards to carefully consider the Company's products. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected from the sale of spare parts and accessories to those customers that have purchased or rented robotic hydrojetting systems. No such spare parts purchase agreement or commitment has been made to date.

In the event that the Company executes future sales orders or rental contracts, the Company has had discussions with lenders willing to provide project finance funds to cover the costs associated with equipment manufacture. The proceeds from orders or contracts, the Company's work-in-process and the manufactured equipment will serve as collateral.

In September 2001, the Company signed an exclusive distributor agreement with Robotic Environmental Services, LLC (RES) of Baton Rouge, Louisiana for the sale of the Company's patented automated hydrojetting systems in Louisiana and Texas and the purchase of one automated hydrojetting system. The distribution agreement is for a term of five years and establishes minimum purchase requirements and other terms necessary to maintain RES' exclusivity in the two states. RES also received an option from the Company to acquire the exclusive distribution rights in Venezuela. To exercise this option RES was required to purchase four additional automated hydrojetting systems by June 30, 2002, which it has failed to do. RES also failed to meet certain contract requirements under this distribution agreement in March 2002. The Company informed RES that it no longer holds exclusive distributor status in Louisiana and Texas. While the foregoing default may materially affect the Company's future sales to RES, it also provided the Company with an opportunity to recover the distribution rights to the exclusive territories and afforded greater flexibility in negotiating with future customers and distributors. The Company has been in discussion with RES to explore ways to facilitate the sale of its automated hydrojetting systems.

Should the number of purchase orders or rental contracts be less than currently forecasted, or should the sales or rental prices be less than currently forecasted, there can be no assurance that the Company will be able to generate sufficient cash flow to sustain operations and meet all payable obligations for the next twelve months.

The Company has continued to reduce costs. In addition to deferring salaries for some members of senior management since February 2002, the Company has also reduced annual salaries for three members of senior management by $300,000, a reduction of 29% in total senior management salaries. The Company will also reduce its advertising, travel and entertainment, consulting and office expenses, among other areas, for further cost reductions.

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

The Company will seek additional equity capital from private offerings. There is no assurance that the Company will be able to raise such additional capital during the next twelve months. If the Company is unable to obtain the necessary additional capital, it may be required to change the proposed business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

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

GOING CONCERN

The Company's independent auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2001 and 2000 were prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $4,901,465 and $12,329,568, respectively, had a working capital deficit of $2,888,483 and $483,670, respectively, and had outstanding redeemable preferred stock that would become eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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



                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

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


ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2002. During the first three months of 2002, three holders of an aggregate of 6 shares of Series A Redeemable Convertible Cumulative Preferred Stock and one holder of an aggregate of 2 shares of Series B Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 144,000 and 1,670, respectively, restricted, unregistered shares of Common Stock.

In addition, during the three months ended March 31, 2002, options to purchase 20,000 shares of the Company's Common Stock were issued to employees, options to purchase 8,001 shares of the Company's Common Stock were issued to service providers, and options to purchase 250,000 shares of the Company's Common Stock were forfeited by a member of the Board of Directors. The new options issuances have exercise prices ranging from $0.07 to $1.76 per share and are exercisable through 2022.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On March 31, 2002, the Company defaulted on a promissory note to an employee/shareholder by missing a required payment of $450,000 for accrued interest and principal to be made on March 31, 2002. As a result of the Company not making the payment due by March 31, 2002, the creditor can demand immediate repayment of the entire debt. Total payments of $450,000 were made through October 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2002.


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

10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 10.1 to
                                                                            the Form 10-SB.
10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 10.2 to
                                                                            the Form 10-SB.
10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 10.3 to
                                                                            the Form 10-SB.
10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 10.4 to
                                                                            the Form 10-SB.
10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 10.5 to
                                                                            the Form 10-SB.
10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 10.6 to
                                                                            the Form 10-SB.
10.7                 Employment Agreement - Robert O. Baratta               Incorporated by reference to Exhibit 10.7 to
                                                                            the Form 10-SB.
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.
10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB.
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.
10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society
10.15                Promissory Note executed by UltraStrip Systems,        Incorporated by reference to Exhibit 10.15 to
                     Inc. in favor of Kevin P. Grady dated March 16, 2001   the Form 10-SB.
10.16                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.14 to
                                                                            the Form 10-QSB for the quarter ended March 31,
                                                                            2001.
10.17                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.15 to
                                                                            the Form 10-QSB for the quarter ended March 31,
                                                                            2001.

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
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB
10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Form 10-QSB/A for the quarter ended March
                     UltraStrip Systems, Inc.                               31, 2001.
10.22                Lease and Option to Purchase Agreement dated August    Incorporated by reference to Exhibit 10.22 to
                     9, 2001 between UltraStrip Systems, Inc. and Tecor     the Form 10-QSB/A for the quarter ended
                     - Tecnologia Anticorrosao S.A.                         September 30, 2001.
10.23                Exclusive Distribution Agreement dated September       Incorporated by reference to Exhibit 10.23 to
                     11, 2001 by and between UltraStrip Systems, Inc.       the Form 10-QSB/A for the quarter ended
                     and Robotic Environmental Services, L.L.C.             September 30, 2001.
10.24                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Michael Cristoforo dated December 27, 2001
10.25                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis McGuire dated March 1, 2002
10.26                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and George Sterner dated March 1, 2002


(B) REPORTS ON FORM 8-K. Two reports were filed on Form 8-K during the three months ended March 31, 2002. On March 5, 2002 and March 14, 2002, the Company filed Forms 8-K disclosing that, on February 15, 2002, the relationship with Barry I. Hechtman, P.A. as principal independent accountants for the Company was terminated and, on March 8, 2002, BDO Seidman, LLP was appointed.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ULTRASTRIP SYSTEMS, INC.

         June 4, 2003                  /s/ Robert O. Baratta
                                       ----------------------------------------
                                       Robert O. Baratta
                                       President, Chief Executive Officer
                                       and Vice Chairman of the Board


         June 4, 2003                  /s/ Scott R. Baratta
                                       ----------------------------------------
                                       Scott R. Baratta
                                       Senior Vice President - Finance
                                       (Chief Financial and Accounting Officer)

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
----------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
----------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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


Date:  June 4, 2003                    /s/ Robert O. Baratta
                                       ----------------------------------------
                                       Robert O. Baratta
                                       President, Chief Executive Officer
                                       and Vice Chairman of the Board

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


Date:  June 4, 2003                    /s/ Scott R. Baratta
                                       ----------------------------------------
                                       Scott R. Baratta
                                       Senior Vice President - Finance
                                       (Chief Financial Officer)