Form 10QSB
period 2002-06-30
ULTRASTRIP SYSTEMS INC
filed 2003-06-04
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



           [x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,402,394 shares of common stock were outstanding as of June 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to June 30, 2002.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS


                                                                                  Page
PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements (unaudited)
                    Condensed Balance Sheet ..................................     1
                    Condensed Statements of Operations .......................     2
                    Condensed Statements of Cash Flows .......................     3
                    Notes to Condensed Financial Statements ..................     4
      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations and Plan of Operation ...................     9

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings .............................................    15
      Item 2.  Changes in Securities .........................................    16
      Item 3.  Defaults Upon Senior Securities ...............................    16
      Item 4.  Submission of Matters to a Vote of Security Holders ...........    16
      Item 5.  Other Information .............................................    17
      Item 6.  Exhibits and Reports on Form 8-K ..............................    17

               Signatures ....................................................    20

               Certifications ................................................    21


                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET

=================================================================================
June 30,                                                                     2002
---------------------------------------------------------------------------------
CURRENT ASSETS
   Cash and cash equivalents                                      $         9,203
   Accounts receivable                                                     93,054
   Inventories                                                            630,209
   Prepaid expenses and other                                              48,183
---------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      780,649

PROPERTY AND EQUIPMENT, NET                                             2,253,741

PATENTS, NET                                                               94,923
---------------------------------------------------------------------------------

                                                                  $     3,129,313
=================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE
PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $     1,659,335
   Accounts payable - related parties                                     970,492
   Customer deposit                                                       500,000
   Notes payable to related parties                                     2,427,354
   Notes payable - current portion                                        207,146
---------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                               5,764,327

NOTES PAYABLE, LESS CURRENT PORTION                                        85,884

---------------------------------------------------------------------------------

TOTAL LIABILITIES                                                       5,850,211

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   28 shares outstanding, $25,000 per share
   redemption amount plus dividends in arrears                          1,151,348

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,054 shares outstanding, $2,500 per share
   redemption amount plus dividends in arrears                          3,114,025

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized;
   42,402,394 shares issued and outstanding                               424,024
ADDITIONAL PAID-IN CAPITAL                                             17,841,051
ADDITIONAL PAID-IN CAPITAL  - UNISSUED SUBSCRIBED SHARES                   75,000
SUBSCRIPTION RECEIVABLE                                                  (105,000)
DEFERRED COMPENSATION                                                     (54,018)
ACCUMULATED DEFICIT                                                   (25,167,328)
---------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                            (6,986,271)
---------------------------------------------------------------------------------

                                                                  $     3,129,313
=================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                              2002           2001              2002          2001
---------------------------------------------------------------------------------------------------------------------
REVENUES:
     Equipment sales                                     $         --    $         --    $     72,585    $         --
     Hydrojetting contracts                                    22,224              --         249,385         659,800
---------------------------------------------------------------------------------------------------------------------
Total revenues                                                 22,224              --         321,970         659,800

OPERATING EXPENSES:
     Cost of equipment sales                                       --              --          39,401              --
     Cost of hydrojetting contracts                           116,618              --         213,595         563,525
     Selling, general and administrative, excluding
          non-cash compensation (benefit) expense           1,150,767       1,886,417       2,278,748       3,058,160
     Non-cash compensation (benefit) expense               (1,745,950)      2,363,800      (1,267,242)      4,224,370
---------------------------------------------------------------------------------------------------------------------

Total operating (income) expenses                            (478,565)      4,250,217       1,264,502       7,846,055
---------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                 500,789      (4,250,217)       (942,532)     (7,186,255)

Other (income) expense:
     Other income                                              (2,007)             --          (6,020)             --
     Interest expense                                          74,769          13,076         126,276          15,072
---------------------------------------------------------------------------------------------------------------------

Net income (loss)                                             428,027      (4,263,293)     (1,062,788)     (7,201,327)

Preferred stock dividends                                     (92,125)        (97,875)       (187,097)       (202,125)
---------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock             $    335,902    $ (4,361,168)   $ (1,249,885)   $ (7,403,452)
=====================================================================================================================
Net income (loss) per common share (basic and diluted)   $       0.01    $      (0.10)   $      (0.03)   $      (0.18)
=====================================================================================================================

Weighted average number of common shares outstanding       42,459,121      41,786,978      42,488,638      41,189,861
=====================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


For the six months ended June 30,                                        2002             2001
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                           $(1,062,788)    $(7,201,327)


   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                      364,886         362,882
       Accretion of discount on notes payable                              92,000              --
       Common stock issued for services                                        --       2,232,000
       Issuance of equity instruments for services                             --         163,770
       Non-cash compensation (benefit) expense                         (1,278,800)      1,828,600
       Deferred compensation expense                                       11,558              --
   Change in operating assets and liabilities:
         Accounts receivable                                              (85,255)         (4,400)
         Inventories                                                     (173,531)             --
         Prepaid expenses and other                                        60,357         (52,015)
         Accounts payable and accrued expenses                           (230,475)      1,001,736
         Accounts payable-related parties                                 239,265              --
         Deferred revenue                                                (125,000)             --
         Customer deposits                                                500,000              --
-------------------------------------------------------------------------------------------------

Net cash used in operating activities                                  (1,687,783)     (1,668,754)
-------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                                         --         (14,224)
   Purchase of property and equipment                                     (31,039)     (1,158,119)
   Repayment of note receivable from officer                               50,000              --
-------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                        18,961      (1,172,343)
-------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and warrants                  200,000          34,913
   Repayment of long-term debt                                             (3,409)         (5,017)
   Proceeds from issuance of long-term debt to related parties            832,500         454,360
   Repayment of long-term debt to related parties                        (440,000)        (83,488)
   Proceeds from issuance of preferred stock                                   --         200,000
   Proceeds from issuance of common stock                                 150,000       2,508,831
   Proceeds from issuance of warrants                                     500,000              --
   (Increase) in subscription receivable                                 (105,000)             --
-------------------------------------------------------------------------------------------------

Net cash provided by financing activities                               1,134,091       3,109,599
-------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                     (534,731)        268,502

Cash and cash equivalents, beginning of year                              543,934         300,304
-------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                              $     9,203     $   568,806
=================================================================================================

                             See Note 10 for supplemental cash flow disclosures.

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


2.      GOING CONCERN             The accompanying condensed financial
                                  statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June
                                  30, 2002, the Company incurred losses of approximately $1.2 million, had a working capital deficiency of $5.0 million, had outstanding redeemable convertible preferred stock that became eligible for redemption at the holder's option for $4.3 million
                                  [including accrued dividends] after June 2002 and had not attained a level of revenues sufficient to support recurring expenses.
                                  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                                  The Company's continued existence is
                                  dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable

                            ULTRASTRIP SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  operations. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

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

3.      NOTE RECEIVABLE FROM      In March 2002, the Company collected a $50,000
        OFFICER                   unsecured demand note from an officer, which
                                  included interest at 6% per annum.

4.      NOTES PAYABLE TO RELATED  Notes payable to related parties consist of
        PARTIES                   the following:

                                  June 30,                                                                   2002
                                  --------------------------------------------------------------------------------

                                  Unsecured notes payable to
                                  employee/shareholder, interest at prime plus 2%
                                  (6.75% at June 30, 2002), originally due as
                                  follows: $450,000 plus accrued interest
                                  repayable on March 31, 2002, balance due March
                                  1, 2003; $234,144 due April 10, 2003; $40,000
                                  due April 25, 2003; and $10,000 due May 30,
                                  2003. As a result of the Company not making a
                                  $450,000 payment due March 31, 2002, the creditor
                                  can now demand immediate repayment. As of
                                  June 30, 2002, $95,000 has been repaid toward this note.            $  639,044

                                  Unsecured note payable to employee/shareholder, interest at
                                  prime plus 2% (6.75% at June 30, 2002), due April 10, 2003             517,893

                                  $1,000,000 note payable to shareholder/Advisory Board
                                  member, balloon payment due on October 19, 2002 in the
                                  amount of $1,000,000 including interest at 16%, secured by
                                  all existing equipment and machinery utilized to manufacture           950,417
                                  the Company's product, net of unamortized discount

                                  Unsecured notes payable to employee/shareholder, interest at prime plus 2% (6.75% at June 30, 2002), $100,000 due
                                  December 27, 2002 and $50,000 due April 19, 2003                       150,000

                                  Unsecured note payable to related party, interest at prime
                                  plus 2% (6.75% at June 30, 2002), $40,000 due May 8, 2003               40,000

                                  Unsecured note payable to officer, interest at prime plus 2%
                                  (6.75% at June 30, 2002), $30,000 due April 15, 2003                    30,000

                                  Unsecured notes payable to Director, interest at prime plus
                                  2% (6.75% at June 30, 2002), due July 31, 2003                         100,000
                                  ----------------------------------------------------------------------------------

                                                                                                      $2,427,354
                                  ==================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

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


6.      COMMON STOCK              Between January and March 2002, 145,670 shares
                                  of Common Stock were issued upon the
                                  conversion of Series A and Series B
                                  Redeemable, Convertible, Cumulative Preferred
                                  Stock.

                                  In May 2002, 400,000 restricted, unregistered shares of Common Stock, which had been issued in May 2000 pursuant to the terms of an agreement with a service provider, were voluntarily surrendered to the Company.

                                  In June 2002, the Company sold 115,385
                                  restricted, unregistered shares of Common
                                  Stock to an accredited investor for $150,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

                                  In June 2002, two holders of warrants to purchase shares of the Company's Common Stock exercised their rights pursuant to a cashless conversion provision in the warrants and were issued 103,000 and 55,462, respectively, restricted, unregistered shares of Common Stock.

                                  Shares reserved for issuance
                                  ----------------------------

                                  At June 30, 2002, 18,015,091 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

7.      REDEEMABLE CONVERTIBLE    Series A
        CUMULATIVE PREFERRED      --------
        STOCK
                                  At June 30, 2002, there are 28 shares of
                                  Series A Redeemable Convertible Cumulative
                                  Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends.

                                  Series B
                                  --------

                                  At June 30, 2002, there are 1,054 shares of
                                  Series B Redeemable Convertible Cumulative
                                  Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends.


8.      LOSS PER SHARE            Basic loss per common share is computed on the
                                  basis of the weighted average number of common shares outstanding during each period presented. Diluted loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted loss per common share are excluded from the calculation.

                                  The statement of operations for the three months ended June 30, 2001 has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as an expense of $2,097,873 and has been adjusted to an expense of $2,363,800. In addition, a reclassification has been made between accumulated deficit and additional paid-in capital at January 1, 2001 of $2.81 million.

                                  The statement of operations for the six months ended June 30, 2001 has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as an expense of $1,631,111 and has been adjusted to an expense of $1,828,600. Likewise, net loss per common share was previously reported as $(0.17) and has been adjusted to $(0.18).

                                  The following reconciles the components of the loss per common share computation:

                                  For the six months ended June 30,                  2002                               2001
                                  -------------------------------------------------------------------------------------------------

                                                              Income      Weighted        Per-      Income      Weighted       Per-
                                                               (Loss) Average Shares     Share       (Loss) Average Shares    Share
                                                          (Numerator) (Denominator)     Amount  (Numerator) (Denominator)    Amount
                                  -------------------------------------------------------------------------------------------------


                                  Loss per common share
                                      Net (loss)
                                      available to
                                      common
                                      shareholders        $(1,249,885)   42,488,638   $  (0.03) $(7,403,452)  41,189,861   $  (0.18)

                                  Effect of Dilutive
                                      Securities:
                                          Stock
                                      options/warrants             --            --         --           --           --         --
                                  -------------------------------------------------------------------------------------------------

                                  Net (loss) available
                                      to common
                                      shareholders
                                      plus assumed
                                      conversions         $(1,249,885)   42,488,638   $  (0.03) $(7,403,452)  41,189,861   $  (0.18)
                                  =================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 14,585,091 and 18,312,760 shares of common stock at June 30, 2002 and 2001, respectively) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


9.      COMMITMENT AND            In December 2001, the Company filed a
        CONTINGENCIES             complaint in the Circuit Court in and for Palm
                                  Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin &
                                  Woolf, P.A. in April 1998 and is void. Mirkin
                                  & Woolf attempted to exercise the warrant in April of 2001. The Company has not issued the underlying shares of common stock. In May
                                  2002, the complaint was amended to remove Mark
                                  H. Mirkin as an individual defendant. The
                                  Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counterclaims with respect to the warrant.

                                  The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $464,000 for the purchase of equipment.


10.     SUPPLEMENTAL CASH FLOW    Supplemental disclosure is as follows:
        INFORMATION


                                  For the six months ended June 30,                     2002              2001
                                  ----------------------------------------------------------------------------------

                                  Cash paid for interest                             $    7,509        $   15,072

                                  Non-cash investing and financing activities:

                                  Conversion of redeemable, cumulative,
                                       convertible preferred stock to common         $  155,000        $  255,000
                                       stock

                                  Accrued preferred stock dividends                  $  187,097        $  202,125

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES
--------

Revenues were $22,224 for the three months ended June 30, 2002, as compared to $0 for the three months ended June 30, 2001. Revenues for the three months ended June 30, 2002 were generated solely by a hydrojetting service contract with Atlantic Dry Dock Corporation of Jacksonville, Florida. The Company currently has no pending orders for new service contracts or equipment purchases with this customer.

OPERATING (INCOME) EXPENSES
---------------------------

Operating expenses decreased from $4,250,217 for the three months ended June 30, 2001 to $(478,565) for the three months ended June 30, 2002 primarily due to decreases in non-cash compensation expenses of $4.1 million and, to a lesser extent, selling, general and administrative expenses, offset by an increase in cost of service contracts. The primary components of operating expenses were cost of service contracts, selling, general and administrative expenses and non-cash compensation expenses.

Cost of service contracts increased from $0 for the three months ended June 30, 2001 to $116,618 for the three months ended June 30, 2002 because of hydrojetting services performed in the current period under the Atlantic Dry Dock contract and none in the prior period. Because of lower than expected revenue from this contract, cost of hydrojetting service contracts was 525% of sales in the current period. If the Company is able to generate a consistent stream of substantial service contracts, the Company believes that this percentage relationship will decrease to the levels achieved in the first three months of 2002 and stay relatively stable as the Company maintains its operational planning and execution improvements.

Selling, general and administrative expenses, excluding non-cash compensation, decreased from $1,886,417 for the three months ended June 30, 2001 to $1,150,767 for the three months ended June 30, 2002. The decrease is a result of the Company's planned reduction in and deferral of some executive salaries and the Company's cost-reduction initiatives for discretionary expenses.

Non-cash compensation (benefit) amounted to $(1,745,950) for the three months ended June 30, 2002, a decrease of $4,109,750 from the prior comparative period. Non-cash stock compensation (benefit) arises due to variable option accounting charges pursuant to APB No. 25 in connection with stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date.

INCOME (LOSS) FROM OPERATIONS
-----------------------------

Income (loss) from operations for the three months ended June 30, 2002 was $500,789 as compared to $(4,250,217) for the three months ended June 30, 2001, largely as a result of the decreases in operating expenses described above.

INTEREST EXPENSE
----------------

Interest expense increased from $13,076 to $74,769 for the three months ended June 30, 2001 and 2002, respectively. This increase was primarily attributable to interest accretions related to the Company's $1 million note payable with a shareholder/Advisory Board member.

PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $92,125 for the three months ended June 30, 2002 and $97,875 for the three months ended June 30, 2001. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK
--------------------------------------------

Net income (loss) applicable to Common Stock was $335,902 for the three months ended June 30, 2002, compared to $(4,361,168) for the three months ended June 30, 2001. Income (loss) per common share was $0.01 for the three months ended June 30, 2002 and $(0.10) for the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES
--------

Revenues were $321,970 for the six months ended June 30, 2002, as compared to $659,800 for the six months ended June 30, 2001. Revenues for 2002 were generated by equipment sales and service contracts. In this connection, the Company had equipment sales of $72,585 and service contract revenue of $249,385 for the six months ended June 30, 2002, while revenues for the six months ended June 30, 2001 were generated solely by hydrojetting service contracts. The Company currently has no pending orders for new service contracts or equipment purchases with these customers.

OPERATING EXPENSES
------------------

Operating expenses decreased from $7,846,055 for the six months ended June 30, 2001 to $1,264,502 for the six months ended June 30, 2002 as a result of decreases in cost of service contracts, selling, general and administrative expenses, and non-cash compensation expenses, offset by an increase in cost of equipment sales. The primary components of operating expenses were cost of equipment sales, cost of service contracts, selling, general and administrative expenses and non-cash compensation expenses.

Cost of equipment sales increased from $0 for the six months ended June 30, 2001 to $39,401 for the six months ended June 30, 2002 due to the cost of procuring spare parts and equipment which were sold to a customer. Cost of equipment sales was 54% of equipment sales. The Company believes that cost of equipment sales as a percentage of sales will remain relatively stable in the future as potential future reductions in cost of equipment sold achieved through volume purchases may be offset by reductions in equipment retail pricing.

Cost of service contracts decreased from $563,525 for the six months ended June 30, 2001 to $213,595 for the six months ended June 30, 2002 as a result of a lower volume of service contracts performed. Cost of hydrojetting service contracts increased by 1%, from 85% of service contract revenue in 2001 to 86% of service contract revenue in 2002. This percentage increase was the result of lower than expected revenue from the Atlantic Dry Dock contract. If the Company is able to generate a consistent stream of substantial service contracts, the Company believes that this percentage relationship will decrease to the levels achieved in the first three months of 2002 and stay relatively stable as the Company maintains its operational planning and execution improvements.

Selling, general and administrative expenses, excluding non-cash compensation, decreased from $3,058,160 for the six months ended June 30, 2001 to $2,278,748 for the six months ended June 30, 2002. The decrease is a result of the Company's planned reduction in some executive salaries and the Company's cost-reduction initiatives for discretionary expenses.

Non-cash compensation expenses (benefit) decreased from $4,224,370 for the six months ended June 30, 2001 to $(1,267,242) for the six months ended June 30, 2002. Non-cash stock compensation (benefit) arises due to variable option accounting charges pursuant to APB No. 25 in connection with stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date.

LOSS FROM OPERATIONS
--------------------

Loss from operations for the six months ended June 30, 2002 was $942,532 as compared to $7,186,255 for the six months ended June 30, 2001, largely as a result of the decreases in expenses described above.

INTEREST EXPENSE
----------------

Interest expense increased from $15,072 to $126,276 for the six months ended June 30, 2001 and 2002, respectively. This increase was primarily attributable to interest accretions related to the Company's $1 million note payable with a shareholder/Advisory Board member.

PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $187,097 for the six months ended June 30, 2002 and $202,125 for the six months ended June 30, 2001. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $1,249,885 for the six months ended June 30, 2002, compared to $7,403,452 for the six months ended June 30, 2001. Loss per common share was $0.03 for the six months ended June 30, 2002 and $0.18 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At June 30, 2002, the Company's cash and cash equivalents on hand were $9,203, compared to $543,934 at December 31, 2001. This decrease in cash and cash equivalents was primarily due to the Company's net loss, decreases in accounts payable and accrued expenses, offset partly by increases in customer deposits and the issuance of long-term debt, warrants, and Common Stock, described below. In light of this decrease, Management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

On June 11, 2002, the Company announced the sale of a high production prototype automated hydrojetting system to Metro Machine Corp. ("Metro") of Norfolk, Virginia for $2,000,000. A deposit of $500,000 was received on May 14, 2002, contributing to the increase in customer deposits referenced above. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. Pursuant to the terms of its agreement with Metro, the Company also granted to Metro the non-exclusive right to market the Company's paint removal system in connection with the marketing of the Metro Ship Coating System. Over the term of the agreement, which is a period of 16 years, the Company believes future systems sales, offered to customers in connection with the Metro system, may be likely.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Net cash used in operating activities was $1,687,783 for the six months ended June 30, 2002, compared to $1,668,754 for the six months ended June 30, 2001. This decrease resulted from decreases in the Company's net loss and increases in customer deposits, offset by decreases in accounts payable and accrued expenses.

The Company's net cash provided by (used in) investing activities increased from $(1,172,343) in the six months ended June 30, 2001 to $18,961 in the six months ended June 30, 2002, primarily as a result of a decrease in new machinery and equipment purchases.

The Company's net cash provided by financing activities decreased by approximately $2.0 million to $1,134,091 for the six months ended June 30, 2002 from $3,109,599 for the six months ended June 30, 2001. The decrease is primarily attributable to a reduction in $2.1 million proceeds from the issuance of common stock, preferred stock, and warrants, as well as repayments of long-term debt to related parties of $440,000, offset by an increase in new borrowings from related parties of $832,500 and other borrowings of $200,000.

The Company lacks assured available financial resources to meet its June 30, 2002 working capital deficit of $4,983,678 and future operating costs.

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

The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. The Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an external impetus to shipyards to carefully consider the Company's products. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected, although not assured, from the sale of spare parts and accessories to those customers that have purchased or rented robotic hydrojetting systems. No such spare parts purchase agreement or commitment has been made to date.

In the event that the Company executes future sales orders or rental contracts, the Company has had discussions with lenders who may provide project finance funds to cover the costs associated with equipment manufacture. The proceeds from orders or contracts, the Company's work-in-process and the manufactured equipment will serve as collateral.

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

In the event that the Company is unable to obtain the requisite funds to continue its operations as planned, it will be necessary for the Company to curtail its expenditures and refocus its business plan with a view toward containing costs. Specific actions to this end might include a reduction in staff, research and development and marketing expenditures. There can be no assurance, however, that such cost reductions will be achieved.

GOING CONCERN

The Company's independent auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2001 and 2000 were prepared assuming that the Company will continue as a going-concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $4,901,465 and $12,329,568, respectively, had a working capital deficit of $2,888,483 and $483,670, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, Management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities and loans to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to achieve these objectives. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern.



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


ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended June 30, 2002. In May 2002, 400,000 restricted, unregistered shares of Common Stock, which had been issued pursuant to the terms of an agreement with a service provider in May 2000, were voluntarily surrendered to the Company. In June 2002, the Company sold 115,385 restricted, unregistered shares of Common Stock to an accredited investor for $150,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933. In June 2002, two holders of warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock exercised their rights pursuant to a cashless conversion provision in the warrants and were issued 103,000 and 55,462, respectively, restricted, unregistered shares of Common Stock.

Also, in June 2002, the Company sold warrants to acquire 1,125,000 shares of the Company's Common Stock for $500,000. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009. In addition, during the three months ended June 30, 2002, options to purchase 250,000 shares of the Company's Common Stock were issued to newly-elected members of the Board of Directors. The new options issuances have exercise prices ranging from $0.10 to $1.30 per share and are exercisable through 2022. On June 30, 2002, options to purchase 2,380,000 shares of the Company's Common Stock which had previously been issued to directors, employees, and service providers expired.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

On March 31, 2002, the Company defaulted on a promissory note to an employee/shareholder by missing a required payment of $450,000 for accrued interest and principal to be made on March 31, 2002. As a result of the Company not making the payment due March 31, 2002, the creditor can demand immediate repayment of the entire debt. As of June 30, 2002, $95,000 had been repaid on this note and the remainder was paid in October 2002.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2002.

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

10.24                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.24 to
                     and Michael Cristoforo dated December 27, 2001         the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.25                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.25 to
                     and Dennis McGuire dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.26                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.26 to
                     and George Sterner dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.27                Development and Supply Agreement dated May 13, 2002    Filed herewith.
                     by and between Metro Machine Corp. and UltraStrip
                     Systems, Inc.
10.28                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis McGuire dated April 11, 2002
10.29                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Kevin Grady dated April 11, 2002
10.30                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Roberto Baratta dated April 15, 2002
10.31                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Michael Cristoforo dated April 19, 2002
10.32                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated April 25, 2002
10.33                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Amclean, Inc. dated May 8, 2002
10.34                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated May 30, 2002
10.35                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Roberto Baratta dated June 7, 2002



(B) REPORTS ON FORM 8-K. One report was filed on Form 8-K during the three months ended June 30, 2002. On June 11, 2002, the Company filed a Form 8-K announcing the sale of a high production prototype automated hydro-blasting system to Metro Machine Corp. of Norfolk, Virginia.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
----------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
----------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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