Form 10QSB
period 2002-09-30
ULTRASTRIP SYSTEMS INC
filed 2003-06-04
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,542,394 shares of common stock were outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No  [x]


Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to September 30, 2002.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)
                   Condensed Balance Sheet.................................. 1
                   Condensed Statements of Operations....................... 2
                   Condensed Statements of Cash Flows......................  3
                   Notes to Condensed Financial Statements.................  4
        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations and Plan of Operation............. 10
        Item 3. Controls and Procedures..................................... 17

PART II. OTHER
INFORMATION

        Item 1. Legal Proceedings........................................... 17
        Item 2. Changes in Securities....................................... 18
        Item 3. Defaults Upon Senior Securities............................. 18
        Item 4. Submission of Matters to a Vote of Security Holders......... 18
        Item 5. Other Information........................................... 18
        Item 6. Exhibits and Reports on Form 8-K............................ 19

                Signatures.................................................. 23

                Certifications.............................................. 24

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                        UNAUDITED CONDENSED BALANCE SHEET


================================================================================
September 30,                                                          2002
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash and cash equivalents                                      $    116,340
   Accounts receivable                                                 196,571
   Prepaid expenses and other                                           29,264
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   342,175

PROPERTY AND EQUIPMENT, NET                                          2,104,419

PATENTS, NET                                                            96,806
--------------------------------------------------------------------------------

                                                                  $  2,543,400
================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK
AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                          $  1,876,511
   Accounts payable - related parties                                  494,522
   Notes payable to related parties                                  2,269,854
   Notes payable - current portion                                     199,509
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            4,840,396

NOTES PAYABLE, LESS CURRENT PORTION                                     82,878
--------------------------------------------------------------------------------


TOTAL LIABILITIES                                                    4,923,274

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   28 shares outstanding, $25,000 per share redemption amount
   plus dividends in arrears                                         1,177,598

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   1,054 shares outstanding, $2,500 per share redemption amount
   plus dividends in arrears                                         3,179,900

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

COMMON STOCK, $0.01 par value; 100,000,000 shares authorized;
  42,542,394 shares issued and outstanding                             425,424
ADDITIONAL PAID-IN CAPITAL                                          18,088,307
DEFERRED COMPENSATION                                                  (48,508)
ACCUMULATED DEFICIT                                                (25,202,595)
--------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                         (6,737,372)
--------------------------------------------------------------------------------

                                                                  $  2,543,400
================================================================================

                           ULTRASTRIP SYSTEMS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                            2002            2001            2002           2001
-------------------------------------------------------------------------------------------------------------------
REVENUES:
     Equipment sales                                   $  2,346,508    $         --    $  2,419,093    $         --
     Hydrojetting contracts                                  94,721          77,724         344,106         737,524
-------------------------------------------------------------------------------------------------------------------

TOTAL REVENUES                                            2,441,229          77,724       2,763,199         737,524

OPERATING EXPENSES:
     Cost of equipment sales                              1,242,825         210,933       1,282,226         210,933
     Cost of hydrojetting contracts                          91,278         131,603         304,873         695,127
     Selling, general and administrative, excluding
         non-cash compensation (benefit) expense            931,651       1,298,724       3,210,399       4,356,885
     Non-cash compensation expense (benefit)                  5,510       4,512,790      (1,261,732)      8,737,160
-------------------------------------------------------------------------------------------------------------------

Total operating expenses                                  2,271,264       6,154,050       3,535,766      14,000,105
-------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                               169,965      (6,076,326)       (772,567)    (13,262,581)

Other (income) expense:
     Other income                                              (473)             --          (6,493)             --
     Interest expense                                       113,580           5,161         239,856          20,233
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            56,858      (6,081,487)     (1,005,930)    (13,282,814)

Preferred stock dividends                                   (92,125)        (97,875)       (279,222)       (300,000)
-------------------------------------------------------------------------------------------------------------------

Net income (loss) applicable to common stock           $    (35,267)   $ (6,179,362)   $ (1,285,152)   $(13,582,814)
===================================================================================================================

Net income (loss) per common share (basic and
   diluted)                                            $      (0.00)   $     (0.15)    $      (0.03)   $      (0.33)
===================================================================================================================

Weighted average number of common shares outstanding     42,415,220      42,154,009      42,443,754      41,438,544
===================================================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

For the nine months ended September 30                         2002           2001
---------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                $ (1,005,930)   $(13,282,814)

   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                            522,514         552,649
       Accretion of discount on notes payable                   171,852              --
       Common stock issued for services                              --       2,320,000
       Issuance of equity instruments for services                   --         173,160
       Non-cash compensation (benefit) expense               (1,278,800)      6,244,000
       Deferred compensation expense                             17,068              --
       Provision for impairment of equipment                         --         210,933
   Change in operating assets and liabilities:
         Accounts receivable                                   (188,772)       (908,624)
         Inventories                                            456,678              --
         Prepaid expenses and other                              79,276         (64,750)
         Accounts payable and accrued expenses                  (13,299)      1,241,093
         Accounts payable - related parties                    (236,705)             --
         Deferred revenue                                      (125,000)         78,365
---------------------------------------------------------------------------------------

Net cash used in operating activities                        (1,601,118)     (3,435,988)
---------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                           (3,324)        (17,601)
   Purchase of property and equipment                           (37,904)     (1,122,361)
   Repayment of note receivable from officer                     50,000              --
---------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities               8,772      (1,139,962)
---------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt and warrants        200,000          34,913
   Repayment of long-term debt                                   (8,748)        (11,544)
   Proceeds from issuance of long-term debt and
     warrants to related parties                              1,547,500         454,360
   Repayment of long-term debt to related parties            (1,355,000)       (102,901)
   Proceeds from issuance of preferred stock                         --         200,000
   Proceeds from issuance of common stock                       281,000       4,007,158
   Proceeds from issuance of warrants                           500,000              --
---------------------------------------------------------------------------------------

Net cash provided by financing activities                     1,164,752       4,581,986
---------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents           (427,594)          6,036

Cash and cash equivalents, beginning of year                    543,934         300,304
---------------------------------------------------------------------------------------

Cash and cash equivalents, end of period                   $    116,340    $    306,340
=======================================================================================

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

2.  GOING CONCERN           The accompanying unaudited condensed financial
                            statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended
                            September 30, 2002, the Company incurred losses of approximately $1.3 million, had a working capital deficiency of $4.5 million, had outstanding redeemable convertible preferred stock that became eligible for redemption at the holder's option for $4.3 million [including accrued dividends] after June 2002 and had not attained a level of revenues sufficient to support recurring expenses. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

                            The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable operations. While pursuing additional

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                            debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

                            The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


3.  NOTE RECEIVABLE         In March 2002, the Company collected a $50,000
    FROM OFFICER            unsecured demand note from an officer, which
                            included interest at 6% per annum.

4.  NOTES PAYABLE TO        Notes payable to related parties consist of the
    RELATED PARTIES         following:

                            September 30,                                   2002
                            ----------------------------------------------------

                            Unsecured notes payable to
                            employee/shareholder, interest at prime
                            plus 2% (6.75% at September 30, 2002).
                            As a result of the Company not making a
                            $450,000 payment due March 31, 2002,
                            the creditor can now demand immediate
                            repayment.                                 $ 454,044

                            Unsecured note payable to
                            employee/shareholder, interest at prime
                            plus 2% (6.75% at September 30, 2002),
                            due April 10, 2003                           517,893

                            $1,000,000 note payable to
                            shareholder/Advisory Board member,
                            balloon payment due on January 17, 2003
                            in the amount of $1,000,000 including
                            interest at 16%, secured by all
                            existing equipment and machinery
                            utilized to manufacture the Company's
                            product, net of unamortized discount (a)     992,917

                            Unsecured notes payable to
                            employee/shareholder, interest at prime
                            plus 2% (6.75% at September 30, 2002),
                            $25,000 due December 27, 2002 and
                            $50,000 due April 19, 2003                    75,000

                            Unsecured note payable to related
                            party, interest at prime plus 2% (6.75%
                            at September 30, 2002), $40,000 due
                            May 8, 2003                                   40,000

                            Unsecured notes payable to officer,
                            interest at prime plus 2% (6.75% at
                            September 30, 2002), $30,000 due April
                            15, 2003; $15,000 due July 11, 2003;
                            $15,000 due September 17, 2003                60,000

                            Unsecured note payable to Director,
                            interest at prime plus 2% (6.75% at
                            September 30, 2002), due March 31, 2003      130,000
                            ----------------------------------------------------

                                                                      $2,269,854
                            ====================================================

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 (a) On October 18, 2002, the due date for this
                                     note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share, that were fully vested at the date of grant and expire in 2022.

                            In July 2002, the Company issued a promissory note and 25,000 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share to a shareholder and member of the Company's Board of Advisors for aggregate proceeds of $200,000. This note was repaid by the Company in September 2002.

5.  NOTES PAYABLE           In connection with a $186,000 note payable, the
                            Company granted warrants to acquire 8,001 shares of common stock and valued such warrants at $14,000 based on the relative fair value of the warrants.
                            The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants, which is included in additional paid-in capital in the accompanying unaudited condensed balance sheet of $14,000. The Company amortizes to interest expense the value ascribed to the warrants over the term of the debt.

                            On September 19, 2002, the creditor extended the maturity date of the note to February 21, 2003. In connection with this extension, the Company granted warrants to acquire 12,309 shares of Common Stock and estimated the fair value at $14,765 using the Black-Scholes options pricing model. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such, the Company recorded $14,765 as debt discount which is included in notes payable in the accompanying unaudited condensed balance sheet. The Company amortizes to interest expense the value of the warrants over the extended term of the debt.


6.  COMMON STOCK            Between January and March 2002, 145,670 shares of
                            Common Stock were issued upon the conversion of Series A and Series B Redeemable, Convertible,
                            Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                            In May 2002, 400,000 restricted, unregistered shares of Common Stock, which had been issued in May 2000 pursuant to the terms of an agreement with a service provider, were voluntarily surrendered to the Company.

                            In June 2002, the Company sold 115,385 restricted, unregistered shares of Common Stock to an accredited investor for $150,000 in a transaction exempt under
                            Section 4(2) of the Securities Act of 1933. In September 2002, the Company also sold 100,000 restricted, unregistered shares of Common Stock to an accredited investor for $131,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

                            In June 2002, two holders of warrants to purchase shares of the Company's Common Stock exercised their rights pursuant to a cashless conversion provision in the warrants and were issued 103,000 and 55,462, respectively, restricted, unregistered shares of Common Stock.

                            In September 2002, the Company issued 40,000 restricted, unregistered shares of Common Stock to an investor pursuant to a pre-existing subscription agreement.

                            Shares reserved for issuance
                            ----------------------------

                            At September 30, 2002, 12,222,400 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.


7.  REDEEMABLE              Series A
    CONVERTIBLE             --------
    CUMULATIVE              At September 30, 2002, there are 28 shares of Series
    PREFERRED STOCK         A Redeemable Convertible Cumulative Preferred Stock
                            outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends.

                            Series B
                            --------
                            At September 30, 2002, there are 1,054 shares of Series B Redeemable Convertible Cumulative Preferred

                            ULTRASTRIP SYSTEMS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

                            The statement of operations for the three months ended September 30, 2001 has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as an expense of $4,090,267 and has been adjusted to an expense of $4,415,400. Likewise, net loss per common share was previously reported as $(0.14) and has been adjusted to $(0.15). In addition, a reclassification has been made between accumulated deficit and additional paid-in capital at January 1, 2001 of $2.81 million.

                            The statement of operations for the nine months ended September 30, 2001 has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as an expense of $5,721,378 and has been adjusted to an expense of $6,244,000. Likewise, net loss per common share was previously reported as $(0.32) and has been adjusted to $(0.33).

                            The following reconciles the components of the loss per common share computation:

                            For the nine months ended September 30,               2002                                      2001
                            ----------------------------------------------------------------------------------------------------

                                                                     Weighted                                 Weighted
                                                       Income         Average     Per-          Income         Average      Per-
                                                       (Loss)          Shares    Share          (Loss)          Shares     Share
                                                  (Numerator)   (Denominator)   Amount     (Numerator)   (Denominator)    Amount
                            ----------------------------------------------------------------------------------------------------
                            Loss per common share
                              Net (loss)
                              available to
                              common
                              shareholders       $(1,285,152)      42,443,754  $(0.03)   $(13,582,814)      41,438,544   $(0.33)

                            Effect of Dilutive
                              Securities:
                                Stock
                                options/warrants           --              --       --              --              --        --
                            ----------------------------------------------------------------------------------------------------
                            Net (loss) available
                              to common
                              shareholders
                              plus assumed
                              conversions        $(1,285,152)      42,443,754  $(0.03)   $(13,582,814)      41,438,544   $(0.33)
                            ====================================================================================================

                            The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 12,222,400 and 18,337,760 shares of common stock at September 30, 2002 and 2001, respectively) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


9.  COMMITMENT AND          In December 2001, the Company filed a complaint in
    CONTINGENCIES           the Circuit Court in and for Palm Beach County,
                            Florida against Mark H. Mirkin and Mirkin & Woolf,
                            P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is void. Mirkin & Woolf attempted to exercise the warrant in April of 2001.
                            The Company has not issued the underlying shares of common stock. In May 2002, the complaint was amended to remove Mark H. Mirkin as an individual defendant.
                            The Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin &
                            Woolf's counterclaims with respect to the warrant.

                            The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $464,000 for the purchase of equipment.


10. SUPPLEMENTAL CASH       Supplemental disclosure is as follows:
    FLOW INFORMATION

                            For the nine months ended September 30,           2002      2001
                            ----------------------------------------------------------------
                            Cash paid for interest                        $ 17,521   $15,072

                            Non-cash investing and financing activities:

                            Conversion of redeemable, convertible,
                              cumulative preferred stock to common stock  $155,000   $255,000

                            Accrued preferred stock dividends             $279,222   $300,000

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES
--------

Revenues were $2,441,229 for the three months ended September 30, 2002, as compared to $77,724 for the three months ended September 30, 2001. Revenues for the three months ended September 30, 2002 were generated largely by the sale of a prototype automated hydrojetting system to Metro Machine Corporation of Norfolk, Virginia. On May 13, 2002, the Company entered into an agreement with Metro Machine Corporation of Norfolk, Virginia for the sale of a prototype automated hydrojetting system for $2,000,000. A deposit of $500,000 was received on May 14, 2002. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. $1.5 million was paid on August 21, 2002, upon delivery and testing of the equipment at the buyer's shipyard. The balance was paid on September 25, 2002. In September 2002, the Company contracted with Metro Machine to provide hydrojetting services, including additional training and maintenance services.

Revenues for 2002 were generated by equipment sales and service contracts. In this connection, the Company had equipment sales of $2,346,508 and service contract revenue of $94,721 for the three months ended September 30, 2002, while revenues for the three months ended September 30, 2001 were generated solely by hydrojetting service contracts. The Company currently has no pending orders for new equipment purchases or service contracts with its customers other than those discussed in this report.

OPERATING EXPENSES
------------------

Operating expenses decreased from $6,154,050 for the three months ended September 30, 2001 to $2,271,264 for the three months ended September 30, 2002 as a result of decreases in cost of service contracts, selling, general and administrative expenses, and non-cash compensation expenses, offset by an increase in cost of equipment sales. The primary components of operating expenses were cost of equipment sales, cost of service contracts, selling, general and administrative expenses and non-cash compensation expenses.

Cost of equipment sales increased from $210,933 for the three months ended September 30, 2001 to $1,242,825 for the three months ended September 30, 2002 because of equipment sold in the current period. Cost of equipment sales was 53% of equipment sales in the current period. The Company believes that this percentage relationship will remain relatively stable in the future, as the Company expects that future reductions in cost of equipment achieved through volume purchases may be offset by reductions in equipment retail pricing.

Cost of service contracts decreased from $131,603 for the three months ended September 30, 2001 to $91,278 for the three months ended September 30, 2002 as a result of the Company's improved efficiency in the operation of its automated systems, requiring less expenditure for consumable parts and labor to perform its services. Cost of hydrojetting service contracts decreased by 73%, from 169% of service contract revenue in 2001 to 96% of service contract revenue in 2002. This percentage decrease was the result of improved operational efficiency and planning. If the Company is able to generate a consistent stream of substantial service contracts, the Company believes that this percentage relationship will decrease to the levels achieved in the first three months of 2002 and remain relatively stable as the Company maintains its operational planning and execution improvements.

Selling, general and administrative expenses, excluding non-cash compensation, decreased from $1,298,724 for the three months ended September 30, 2001 to $931,651 for the three months ended September 30, 2002. The decrease is a result of the Company's planned reduction in some executive salaries and the Company's cost-reduction initiatives for discretionary expenses.

Non-cash compensation expense amounted to $5,510 for the three months ended September 30, 2002, a decrease of $4,507,280 from the prior comparative period. Non-cash compensation expense for the three months ended September 30, 2002 primarily resulted from stock options and warrants granted to service providers. The Company no longer requires variable accounting treatment for stock options to employees and directors with cashless conversion provisions, as these options expired or were exercised in June 2002.

INCOME (LOSS) FROM OPERATIONS
-----------------------------

Income (loss) from operations for the three months ended September 30, 2002 was $169,965 as compared to $(6,076,326) for the three months ended September 30, 2001, largely as a result of the increases in revenues and decreases in expenses described above.

INTEREST EXPENSE
----------------

Interest expense increased from $5,161 to $113,580 for the three months ended September 30, 2001 and 2002, respectively. This increase was primarily attributable to interest accretions related to the Company's $1 million note payable with a shareholder/Advisory Board member.

PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $92,125 for the three months ended September 30, 2002 and $97,875 for the three months ended September 30, 2001. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $35,267 for the three months ended September 30, 2002, compared to $6,179,362 for the three months ended September 30, 2001. Loss per common share was $0.00 for the three months ended September 30, 2002 and $0.15 for the three months ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES
--------

Revenues were $2,763,199 for the nine months ended September 30, 2002, as compared to $737,524 for the nine months ended September 30, 2001. Revenues for the nine months ended September 30, 2002 were generated largely by the sale of a prototype automated hydrojetting system to Metro Machine Corporation of Norfolk, Virginia. On May 13, 2002, the Company entered into an agreement with Metro Machine Corporation of Norfolk, Virginia for the sale of a prototype automated hydrojetting system for $2,000,000. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2.3 million. In August 2002, the Company delivered its automated hydrojetting system. In September 2002, the Company contracted with Metro Machine to provide hydrojetting services, including additional training and maintenance services.

Revenues for 2002 were generated by equipment sales and service contracts. In this connection, the Company had equipment sales of $2,419,093 and service contract revenue of $344,106 for the nine months ended September 30, 2002, while revenues for the nine months ended September 30, 2001 were generated solely by hydrojetting service contracts. The Company currently has no pending orders for new equipment purchases or service contracts with its customers other than those discussed in this report.

OPERATING EXPENSES
------------------

Operating expenses decreased from $14,000,105 for the nine months ended September 30, 2001 to $3,535,766 for the nine months ended September 30, 2002 as a result of decreases in cost of service contracts, selling, general and administrative expenses, and non-cash compensation expenses, offset by an increase in cost of equipment sales. The primary components of operating expenses were cost of equipment sales, cost of service contracts, selling, general and administrative expenses and non-cash compensation expenses.

Cost of equipment sales increased from $210,933 for the nine months ended September 30, 2001 to $1,282,226 for the nine months ended September 30, 2002 because of equipment sold in the current period. Cost of equipment sales was 53% of equipment sales in the current period. The Company believes that this percentage relationship will remain constant in the future, as the Company expects that future reductions in cost of equipment achieved through volume purchases may be offset by reductions in equipment retail pricing.

Cost of service contracts decreased from $695,127 for the nine months ended September 30, 2001 to $304,873 for the nine months ended September 30, 2002 as a result of a lower volume of service contracts performed. Cost of hydrojetting service contracts decreased by 5%, from 94% of service contract revenue in 2001 to 89% of service contract revenue in 2002. This percentage decrease was the result of improved operational efficiency and planning. If the Company is able to generate a consistent stream of substantial service contracts, the Company believes that this percentage relationship will decrease to the levels achieved in the first three months of 2002 and remain relatively stable as the Company maintains its operational planning and execution improvements.

Selling, general and administrative expenses, excluding non-cash compensation, decreased from $4,356,885 for the nine months ended September 30, 2001 to $3,210,399 for the nine months ended September 30, 2002. The decrease is a result of the Company's planned reduction in some executive salaries and the Company's cost-reduction initiatives for discretionary expenses.

Non-cash compensation expenses (benefit) decreased from $8,737,160 for the nine months ended September 30, 2001 to $(1,261,732) for the nine months ended September 30, 2002. Non-cash stock compensation expense (benefit) arises due to variable option accounting charges pursuant to APB No. 25 in connection with stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date. The Company no longer requires variable accounting treatment for stock options to employees and directors with cashless conversion provisions, as these options expired or were exercised in June 2002.

LOSS FROM OPERATIONS
--------------------

Loss from operations for the nine months ended September 30, 2002 was $772,567 as compared to $13,262,581 for the nine months ended September 30, 2001, largely as a result of the increases in revenues and decreases in expenses described above.

PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $279,222 for the nine months ended September 30, 2002 and $300,000 for the nine months ended September 30, 2001. These dividends reflect Company obligations to preferred shareholders but have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $1,285,152 for the nine months ended September 30, 2002, compared to $13,582,814 for the nine months ended September 30, 2001. Loss per common share was $0.03 for the nine months ended September 30, 2002 and $0.33 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At September 30, 2002, the Company's cash and cash equivalents on hand were $116,340, compared to $543,934 at December 31, 2001. This decrease in cash and cash equivalents was primarily due to the Company's net loss, increases in accounts receivable, and decreases in accounts payable-related parties and deferred revenue, offset partly by the issuance of long-term debt, warrants, and Common Stock, described below. In light of this increase, management recognizes that the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. Net cash used in operating activities was $1,601,118 for the nine months ended September 30, 2002, compared to $3,435,988 for the nine months ended September 30, 2001. This decrease resulted from decreases in the Company's net loss and customer deposits, and increases in accounts receivable, offset by decreases in inventories, accounts payable and accrued expenses, accounts payable-related parties, and deferred revenue.

The Company's net cash provided by (used in) investing activities increased from $(1,139,962) for the nine months ended September 30, 2001 to $8,772 for the nine months ended September 30, 2002, primarily as a result of a decrease in new machinery and equipment purchases.

The Company's net cash provided by financing activities decreased to $1,164,752 for the nine months ended September 30, 2002 from $4,581,986 for the nine months ended September 30, 2001. The decrease is primarily attributable to a reduction in $3.4 million proceeds from the issuance of common stock, preferred stock, and warrants, as well as repayments of long-term debt to related parties of $1,355,000, offset by an increase in new borrowings from related parties of $1,547,500 and other borrowings of $200,000.

The Company lacks financial resources to meet its September 30, 2002 working capital deficit of $4,498,221 and future operating costs.

Due to insufficient cash generated from operations, the Company presently does not have cash or other resources available to pay its debts, accounts payable and other liabilities. Some of the Company's debts are past due, and the preferred stock is presently redeemable at the option of the shareholders. Obligations are being paid on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

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

The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering these alternatives, customers can select the relationship that best matches their capital allocation plan. The Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an impetus to shipyards to consider the Company's products. No such agreements or commitments are currently in place. Under the Company's business plan, future revenues are also expected, although not assured, from the sale of spare parts and accessories to those customers that have purchased or rented robotic hydrojetting systems. No such spare parts purchase agreement or commitment has been made to date.

In the event that the Company executes future sales orders or rental contracts, the Company has had discussions with lenders who may provide project finance funds to cover the costs associated with equipment manufacture. The proceeds from orders or contracts, the Company's work-in-process and the manufactured equipment will serve as collateral.

In September 2001, the Company signed an exclusive distributor agreement with Robotic Environmental Services, LLC (RES) of Baton Rouge, Louisiana for the sale of the Company's patented automated hydrojetting systems in Louisiana and Texas and the purchase of one automated hydrojetting system. The distribution agreement is for a term of five years and established minimum purchase requirements and other terms necessary to maintain RES' exclusivity in the two states. RES also received an option from the Company to acquire the exclusive distribution rights in Venezuela. To exercise this option RES was required to purchase four additional automated hydrojetting systems by June 30, 2002, which it has failed to do. RES also failed to meet certain contract requirements under this distribution agreement in March 2002. The Company informed RES that it no longer holds exclusive distributor status in Louisiana and Texas. While the foregoing default may materially affect the Company's future sales to RES, it also provided the Company with an opportunity to recover the distribution rights to the exclusive territories and afforded greater flexibility in negotiating with future customers and distributors. The Company has been in discussion with RES to explore ways to facilitate the sale of its automated hydrojetting systems.

On June 11, 2002, the Company announced the sale of a high production prototype automated hydrojetting system to Metro Machine Corp. of Norfolk, Virginia, the details of which have been previously discussed in this report. Pursuant to the terms of its agreement with Metro, the Company also granted to Metro the non-exclusive right to market the Company's paint removal system in connection with the marketing of the Metro Ship Coating System. Over the term of the agreement, which is a period of 16 years, the Company believes the future systems sales, offered to customers in connection with the Metro system, may be likely.

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

The Company will seek additional equity capital from private offerings. There is no assurance that the Company will be able to raise such additional capital. If the Company is unable to obtain the necessary additional capital, it may be required to change its business plan and decrease the planned operations, which could have a material adverse effect upon the business, financial condition, or results of operations.

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

GOING CONCERN

The Company's independent auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2001 and 2000 were prepared assuming that the Company will continue as a going-concern. For the years ended December 31, 2001 and 2000, the Company incurred net annual losses of $4,901,465 and $12,329,568, respectively, had a working capital deficit of $2,888,483 and $483,670, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raised substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Finance concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation.

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

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the three months ended September 30, 2002. In September 2002, the Company sold 100,000 restricted, unregistered shares of Common Stock to an accredited investor for $131,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933. In September 2002, the Company issued 40,000 restricted, unregistered shares of the Company's Common Stock to a non-accredited investor pursuant to a pre-existing subscription agreement.

During the three months ended September 30, 2002, options to purchase 37,309 shares of the Company's Common Stock were issued in connection with loans to the Company. The options have exercise prices of $0.07 per share and are exercisable through 2022. Also during the three months ended September 30, 2002, options to purchase 2,400,000 shares of the Company's Common Stock which had previously been issued to directors, officers and service providers expired or were forfeited.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

During the three months ended September 30, 2002, the Company remained in default on a promissory note to an employee/shareholder by missing a required payment of $450,000 for accrued interest and principal due March 31, 2002. As a result of this, the creditor can demand immediate repayment of the entire debt. As of September 30, 2002, $435,000 had been repaid on this note. On October 3, 2002, the remaining $15,000 outstanding on this note was converted, with other amounts loaned to the Company by the employee/shareholder, to a new promissory note payable on demand.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2002.

ITEM 5.  OTHER INFORMATION.

On July 30, 2002, Dennis E. McGuire was awarded U.S. Patent #6,425,340 B1 which granted exclusive use of the method and apparatus for removing coatings from the hulls of vessels using a magnetic-attraction vehicle and an ultra-high pressure water jet system. On September 4, 2002, Mr. McGuire assigned this patent to the Company.

On November 27, 2002, the Company announced that it had been awarded a contract with the General Services Administration for water jetting services for the paint preparation of metal surfaces, such as naval shipping, ship decks, storage tanks, and fuel tanks. The GSA contract is a five-year multiple awards schedules contract with three-five year options to extend. Federal government agencies may order equipment and services from the Company on the terms specified in this contract, however, no orders by federal government agencies have been placed at this time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

Exhibit                                                                                     Prior Filing or
Number                                   Description                                      Sequential Page No.
-------                                  -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB").
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.
10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 10.1 to
                                                                            the Form 10-SB.
10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 10.2 to
                                                                            the Form 10-SB.
10.3                 Employment Agreement - John P. Odwazny                 Incorporated by reference to Exhibit 10.3 to
                                                                            the Form 10-SB.
10.4                 Employment Agreement - Michael R. Donn                 Incorporated by reference to Exhibit 10.4 to
                                                                            the Form 10-SB.
10.5                 Employment Agreement - Kevin P. Grady                  Incorporated by reference to Exhibit 10.5 to
                                                                            the Form 10-SB.
10.6                 Employment Agreement - Michael Cristoforo              Incorporated by reference to Exhibit 10.6 to
                                                                            the Form 10-SB.

Exhibit                                                                                     Prior Filing or
Number                                   Description                                      Sequential Page No.
-------                                  -----------                                      -------------------
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
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB
10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Form 10-QSB/A for the quarter ended March
                     UltraStrip Systems, Inc.                               31, 2001.

Exhibit                                                                                     Prior Filing or
Number                                   Description                                      Sequential Page No.
-------                                  -----------                                      -------------------
10.22                Lease and Option to Purchase Agreement dated August    Incorporated by reference to Exhibit 10.22 to
                     9, 2001 between UltraStrip Systems, Inc. and Tecor     the Form 10-QSB/A for the quarter ended
                     - Tecnologia Anticorrosao S.A.                         September 30, 2001.
10.23                Exclusive Distribution Agreement dated September       Incorporated by reference to Exhibit 10.23 to
                     11, 2001 by and between UltraStrip Systems, Inc.       the Form 10-QSB/A for the quarter ended
                     and Robotic Environmental Services, L.L.C.             September 30, 2001.
10.24                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.24 to
                     and Michael Cristoforo dated December 27, 2001         the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.25                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.25 to
                     and Dennis McGuire dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.26                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.26 to
                     and George Sterner dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.27                Development and Supply Agreement dated May 13, 2002    Incorporated by reference to Exhibit 10.27 to
                     by and between Metro Machine Corp. and UltraStrip      the Form 10-QSB for the quarter ended June 30,
                     Systems, Inc.                                          2002.
10.28                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.28 to
                     and Dennis McGuire dated April 11, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.29                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.29 to
                     and Kevin Grady dated April 11, 2002                   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.30                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.30 to
                     and Robert Baratta dated April 15, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 19, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.
10.33                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.33 to
                     and AmClean, Inc. dated May 8, 2002                    the Form 10-QSB for the quarter ended June 30,
                                                                            2002.

Exhibit                                                                                     Prior Filing or
Number                                   Description                                      Sequential Page No.
-------                                  -----------                                      -------------------
10.34                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.34 to
                     and Dennis and Jacqueline McGuire dated May 30, 2002   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.35                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.35 to
                     and Robert Baratta dated June 7, 2002                  the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.36                Assignment of U.S. Patent Serial No. 08/854,384        Filed herewith.
                     from Dennis McGuire to UltraStrip Systems, Inc.
10.37                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Eugene Rainis dated July 3, 2002
10.38                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated July 11, 2002
10.39                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated September 17, 2002

(b) REPORTS ON FORM 8-K. One report was filed on Form 8-K during the three months ended September 30, 2002. On August 16, 2002, the Company filed a Form 8-K announcing its financial results for the year ended December 31, 2001, as well as a restatement of its previously reported financial results for 1999 and 2000 and its previously reported quarterly financial statements for prior periods.

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

                                  CERTIFICATION

In connection with the Quarterly Report of UltraStrip Systems, Inc. (the "Company") on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert O. Baratta
---------------------------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
---------------------------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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

3. Based on my knowledge, the unaudited, condensed financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the small business issuer's financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

         d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         e) Disclosed to the small business issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function);

                  i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the small business issuer's ability to record, process, summarize and report financial information required to be disclosed by the small business issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

                  ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls and procedures for financial reporting; and

         f) Indicated in this report any significant changes in the small business issuer's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the small business issuer's internal controls and procedures for financial reporting.



Date:  June 4, 2003                         /s/ Robert O. Baratta
                                            ----------------------------------
                                            Robert O. Baratta
                                            President, Chief Executive Officer
                                            and Vice Chairman of the Board

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

3. Based on my knowledge, the unaudited, condensed financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the small business issuer and we have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) Designed such internal controls and procedures for financial reporting, or caused such internal controls and procedures for financial reporting to be designed under their supervision, to provide reasonable assurances that the small business issuer's financial statements are fairly presented in conformity with accounting principles generally accepted in the United States of America;

         c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and internal controls and procedures for financial reporting as of the end of the period covered by this report ("Evaluation Date");

         d) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures for financial reporting based on our evaluation as of the Evaluation Date;

         e) Disclosed to the small business issuer's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function);

                  i) All significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the small business issuer's ability to record, process, summarize and report financial information required to be disclosed by the small business issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.), within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms; and

                  ii) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls and procedures for financial reporting; and

         f) Indicated in this report any significant changes in the small business issuer's internal controls and procedures for financial reporting or in other factors that could significantly affect internal controls and procedures for financial reporting made during the period covered by this report, including any actions taken to correct significant deficiencies and material weaknesses in the small business issuer's internal controls and procedures for financial reporting.



Date:  June 4, 2003                           /s/ Scott R. Baratta
                                              -------------------------------
                                              Scott R. Baratta
                                              Senior Vice President - Finance
                                              (Chief Financial Officer)