Form 10KSB
period 2002-12-31
ULTRASTRIP SYSTEMS INC
filed 2003-06-06
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

Issuer's telephone number (772) 287-4846
                          ---------------

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                   Name of each exchange on which registered

--------------------                  -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock $0.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X](1).

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,882,397

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates was $24,824,770(2).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of Common Stock, $0.01 par value, as of March 31, 2003.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Form (check one):

Yes [ ]   No [X]



(1) This report is subject to amendment to include the report of the Company's independent auditors, once the audit is complete and the auditors' opinion has been released (see Item 7 - "Financial Statements"). The quarterly report on Form 10-QSB for the period ended March 31, 2003 is expected to be filed as soon as practicable.

(2) The Company's Common Stock is not listed on any public exchange or established trading market. The aggregate market value was computed by reference to the price at which Common Stock was sold by the Company in September 2002, the most recent Company sale of Common Stock. Accordingly, this may or may not represent the fair market value of the Company's Common Stock as of a more recent date.

                            ULTRASTRIP SYSTEMS, INC.

                                December 31, 2002


                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
                                     Part I

Item 1.       Description of Business.....................................................................     1
Item 2.       Description of Property.....................................................................    16
Item 3.       Legal Proceedings...........................................................................    16
Item 4.       Submission of Matters to a Vote of Security Holders.........................................    17

                                     Part II

Item 5.       Market for Common Equity and Related Stockholder Matters....................................    17
Item 6.       Management's Discussion and Analysis or Plan of Operation...................................    19
Item 7.       Financial Statements........................................................................    31
Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure....................................................................    31

                                    Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...........................................    31
Item 10.      Executive Compensation......................................................................    38
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................................................    45
Item 12.      Certain Relationships and Related Transactions..............................................    46
Item 13.      Exhibits and Reports on Form 8-K............................................................    48
Item 14.      Controls and Procedures.....................................................................    52

              Signatures and Certifications...............................................................    53
              Index to Consolidated Financial Statements (unaudited)......................................   F-1

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

COMPANY OVERVIEW
----------------

UltraStrip Systems, Inc., (the "Company") a Florida corporation with executive and sales offices in Stuart, Florida, was incorporated in April 1998. The Company designs, develops and assembles an innovative automated hydrojetting system that uses ultra-high water pressure to remove coatings from steel surfaces, such as the hulls of large cruise and cargo ships and the exterior surfaces of above-ground storage tanks. The system consists of a robotic vehicle that magnetically attaches to steel surfaces, an ultra-high pressure pump, a vacuum system designed to aid in the capture and containment of waste, and a waste filtration system.

The Company believes that this proprietary system, the subject of three U.S. patents, offers benefits over existing coatings removal methods, including increased efficiency and speed, as well as facilitating environmental compliance by the Company's customers. The Company believes that hydrojetting is a commercially-viable alternative to grit blasting, the current industry standard, and, over time, can become the primary method for coating and rust removal for steel surfaces.

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

Commercialization Steps in 2002. During 2002, the Company recognized revenues significantly higher than those recognized in prior years through equipment sales and service contracts:

         Equipment Sales. In May 2002, the Company entered into an agreement with Metro Machine Corporation of Norfolk, Virginia ("Metro") for the sale of two prototype M3500 automated hydrojetting systems for $2,000,000. Spare parts and accessories were subsequently added to the order, increasing the purchase price to $2,309,500. The equipment was delivered to and tested at the buyer's shipyard in August 2002. Metro operates shipyards in Norfolk, Virginia and Philadelphia, Pennsylvania and performs contract services for customers, including the U.S. Navy. Metro is developing an advanced, state of the art ship enclosure, paint removal, and coating system ("Metro Ship Coating System") and will be evaluating the UltraStrip prototype for use in the Metro Ship Coating System.

         Service Contracts. The Company performed three major service contracts involving ship surface preparation during 2002 including multiple vessels dry-docked at the Lisnave, Portugal shipyard, work on the USS DOYLE, a U.S. Navy guided missile frigate, dry-docked in Jacksonville, Florida, and the NORWEGIAN SKY, a Norwegian Cruise Lines' vessel, dry-docked in Mobile, Alabama.

         During 2002, the Company fulfilled its contract with Tecor - Tecnologia Anti-Corrosao, S.A. of Setubal, Portugal ("Tecor"), the surface preparation contractor for the Lisnave shipyard. Pursuant to the contract with Tecor, in October 2001, the Company began a four-month systems performance demonstration in the Lisnave shipyard in Setubal, Portugal. The Company provided two automated hydrojetting systems and a crew to demonstrate the operation and effectiveness of its new technology. In January 2002, at Tecor's request, the Company extended the term of this agreement for one additional month to March 31, 2002. The Company's automated hydrojetting systems were used for surface preparation work on seven different vessels in the Lisnave shipyard, ranging from crude oil carriers to cruise ships.

         In June 2002, the Company demonstrated its automated hydrojetting system for Atlantic Dry Dock Corporation in Jacksonville, Florida, by removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223. In October 2002, the Company performed subcontractor services for Atlantic Marine, Inc. of Mobile, Alabama, whereby it removed antifouling coatings from the outside hull of the NORWEGIAN SKY, generating $83,744 of revenues.

The Company believes that the equipment purchase by Metro, the successful performance of the Tecor contract and the completion of the USS DOYLE and NORWEGIAN SKY service contracts and demonstrations represent significant steps toward full implementation of the Company's business plan. While the Company currently has no pending orders for new service contracts and does not anticipate any equipment rental contracts, the Company believes future service contracts, rental contracts or equipment purchases may be likely from its customer base. Future service contract work, plus paid demonstrations and trial periods, will increase marketplace visibility.

Risk Factors - "Going Concern". Reference is made to Risk Factors; Cautionary Statement as to Forward-Looking Statements, beginning on page 15, in addition to the information in Note 2 to the Company's unaudited financial statements for the year ended December 31, 2002 regarding the Company's ability to continue as a going concern. As more fully described elsewhere, the Company lacks assured available financial resources to meet its December 31, 2002 working capital deficit of $5,449,648 and future operating costs and currently does not have cash available to pay its accounts payable and other liabilities. The Company is actively seeking additional capital. Through March 2003, the Company has generated approximately $1.0 million in net cash from financing activities, entirely from the issuance of debt. While management believes that resources may be available from private sources in 2003 to carry out its business plan, no assurance can be given that the Company will be able to raise such additional capital. See Item 1 - "Risk Factors"; Item 6 - "Management's Discussion and Analysis or Plan of Operation" and Note 2 to the unaudited financial statements.

INDUSTRY AND MARKET OVERVIEW
----------------------------

The two principal markets for the Company's automated ultra-high pressure hydrojetting system are the ship maintenance and repair market and the above-ground storage tank maintenance market.

Ship Maintenance and Repair. While there are many transportation modes for the worldwide distribution of goods, such as by truck, rail, and air, according to Wired.com, as of October 1999, 95% of the world's cargo volume was transported by ship. The Company believes that the shipping industry is faced with low margins and high capital requirements, requiring most successful market participants to focus on operational efficiency. As a result, shipping companies strive to maximize a ship's time at sea and minimize downtime, from cargo loading and unloading to routine repair and maintenance work.

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

         In addition, as of January 1, 2003, the International Maritime Organization, an agency of the United Nations with responsibility for the safety of shipping and the prevention of marine pollution by ships, now bans the application of antifouling organotin (pesticide) coatings, pursuant to a global antifouling convention adopted in October 2001. The convention also calls for the complete removal of antifouling organotin coatings from the hulls of all ships or the application of additional coatings to prevent leaching of antifouling organotin coatings into the water by 2008.

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

         Stripping rough, fouled and corroded surfaces helps to ensure a smooth hull, allowing for the most efficient operation by reducing the friction created by a ship's movement through the water. Further, the economic cost sustained by a ship owner when a vessel is out of service for maintenance can be high. Minimizing the time that a vessel is in dry dock for maintenance increases a vessel's income producing usage. The Company anticipates the proper utilization of its automated hydrojetting system should decrease dry docking time, thereby increasing fleet and dry dock capacity without need for new capital investment.

Above-Ground Storage Tank Maintenance Market. Above-ground storage tanks ("AST's") are used for storage of liquid materials such as petroleum and refinery by-products, chemicals, pulp and paper, municipal water, vegetable and mineral oils, and other process liquids. The Aboveground Storage Tank Survey, a 1991 technical report by the American Petroleum Institute ("API"), estimated the number of tanks in use across all segments of the petroleum industry alone at approximately 700,000. The Company believes its initial target market segment will be those tanks with shell capacity greater than 1,000 barrels, which represent approximately 76,000 tanks in the petroleum industry according to the API report.

Coatings are applied to the metal surfaces of AST's to inhibit corrosion and subsequent degradation of the metal structure. These coatings degrade naturally over time requiring recoating of the steel surfaces. This process requires the removal of the old coatings before application of the new coatings. As with the marine coatings removal market, the standard procedure for removing coatings from AST's is grit blasting.

Additionally, in the U.S. industrial market, there is concern regarding removal of lead-based paints from AST's. Lead abatement is a very costly procedure requiring:

         o 100% encapsulation of the abrasive grit and lead paint while blasting. This requires scaffolding and tarping the whole tank.
         o Protection and monitoring lead levels in the persons performing the work.
         o Hazardous waste disposal of the grit and lead paint after project completion.

Storage tank owners seek to minimize the idle time their tanks experience while being cleaned and repainted. Typically, an average tank of 20,000 square feet (100' x 32') requires approximately 60 days to repaint, including scaffold installation, tarp placement, blasting and painting, tarp and scaffold removal, and clean up. The Company estimates that its automated hydrojetting system can accomplish this project in 8 to 10 days.

BUSINESS STRATEGY
-----------------

The Company's near term business strategy is to focus on sales and marketing efforts to place its automated hydrojetting systems into use in the ship maintenance and repair and above-ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the ship maintenance and repair and storage tank industries to automated hydrojetting and demonstrating its superiority to existing surface preparation methods and competitive technologies.

The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. In 2002, the Company increased the focus of its marketing efforts on the U.S. market from its prior emphasis on the worldwide market. The Company believes that environmental regulations in the United States are currently a very strong influence on domestic shipyard operations and may provide an external impetus to shipyards to carefully consider the Company's products.

For information about the Company's business and financial plan over the next 12 months, including its current cost reduction measures and capital raising efforts, see "Management's Discussion and Analysis or Plan of Operations."

PRODUCTS AND SERVICES
---------------------

The Company has developed and is offering for sale or rental, or as part of a contract services arrangement, its automated hydrojetting system. The Company's original automated hydrojetting system, marketed in 2001 and 2002, is known as the M2000 and operates at ultra high water pressures of approximately 37,000 pounds per square inch (p.s.i.). The latest model of the Company's automated hydrojetting system, launched to the market in late 2002 and 2003, is known as the M3500 and operates at water pressures of 3500 bar or approximately 50,000 p.s.i.

The Company's M3500 automated hydrojetting system is designed to strip coatings from the hulls of ships in dry dock and from the exterior surfaces of storage tanks. The titanium and aluminum robot attaches to the hull using an air gap, rare earth magnetic array and is controlled and monitored via a remote operator. The paint removal process performed by the automated hydrojetting system is accomplished through an ultra high-pressure pump which provides water to the robot at pressures in excess of 43,000 p.s.i., while a vacuum filtration system captures removed paint chips and water, separates particulates from the waste water and re-circulates clean water back to the high pressure pump in a closed loop system. The relatively minimal waste is then disposed of in sealed drums.

The automated hydrojetting system consists of three major components:

         o The robotic vehicle is controlled by a joystick, enabling remote controlled mobile hydrojetting. The M3500's magnetic array adheres to steel surfaces while its independent suspension permits it to traverse ship hulls at high speeds. The robotic vehicle cuts a 15- inch swath, moves 360 degrees, and is capable of removing coatings at a rate of 500 to 2,000 square feet per hour.

         o The ultra high-pressure pump is powered by a large diesel engine, which propels high volumes of water per minute, at a pressure of 43,000 p.s.i. or higher.

         o The vacuum filtration component is powered by a second, smaller diesel engine. The filtration component captures the contaminated coatings, separates particulate contaminants from wastewater and recycles the water. The filtration component ensures minimal contaminant discharge.

Operational Advantages. The M3500's magnetic attachment and independent suspension enable the robotic vehicle to rapidly traverse an entire vessel, resulting in increased productivity and reduced time spent in dry dock.

         o The Company's automated hydrojetting systems can remove a 15-inch swath during the stripping process at higher speeds than the 6-12-inch swath that the Company estimates can be removed by competing systems.

         o Competing systems are moved around the vessel or storage tank by cables and pulleys or a fixed arm attached to a vehicle in the dry dock, which the Company estimates result in lower overall operational rates.

         o The joystick-controlled M3500 minimizes the use of lifts and scaffolds, which the Company believes reduces the potential for work-related injuries.

         o The Company's products can be tailored to a customer's specialized needs.

         o Shipyards can perform concurrently other repair work on a ship while operating the M3500. No other repair work can occur on a ship undergoing grit blasting. Concurrent operation can reduce the duration of the entire repair and maintenance process and effectively create additional docking capacity for shipyards and additional shipping capacity for ship owners.

Environmental Advantages. Paint stripping and application activities in shipyards represent a source of marine pollution, according to the Environmental Protection Agency's November 1997 report on the ship repair industry. Paint stripping in U.S. shipyards is frequently performed using manual hydrojetting, a procedure whereby high-pressure water is sprayed onto a steel surface from a handheld gun. Wastewater from paint stripping contains high levels of metals and toxins from removed paint. This toxic waste destroys local sea life and contaminates nearby bodies of water, threatening the health of the world's oceans.

The Company believes that the self-contained M3500 system represents an environmentally friendly alternative to other methods of paint stripping, specifically grit blasting or manual hydrojetting. In addition, the remote operation, the closed loop system, and the resulting distance from the stripping process avoids the operator's contact with grit and toxic paints, thereby reducing the potential for lung and skin damage associated with grit blasting.

The Company is also offering to perform hydrojetting services with its deck surface automated hydrojetting system. The deck surface system utilizes ultra-high pressure pumps and vacuum filtration systems similar to those utilized by the M3500 system. However, the robotic vehicle utilized by the deck surface system is designed for performance only on horizontal surfaces and thus does not require magnetic attachment features.

SALES AND MARKETING
-------------------

The Company currently offers its equipment for sale or rental, and its contract services principally through its internal sales management team, supported by its sales and marketing partners, and through a limited number of distributors and marketing representatives.

The primary distribution method for the ship maintenance and repair industry is direct contact by the Company. Ship maintenance and repair customers are offered three primary system arrangements: system sales, long-term system rental agreements and contract services. These customers can also purchase spare parts and accessories directly from the Company. Pursuant to the agreement between the Company and Wallem Shipmanagement Limited ("Wallem"), Wallem has agreed to provide the field resources necessary to operate the M3500 automated hydrojetting system for future short and long-term service contracts. The Company intends to use its own personnel, with additional personnel from Wallem, to provide the optimal operating crews for various projects.

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

         Shipyards. The Company primarily targets shipyards that provide repair services for the largest commercial and military ships. Inclusive of U.S. shipyards, the Company estimates that its initial target market consists of the 150 largest shipyards in the world.

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

         Automobile and Military Rolling Stock Paint Removal Contractors. The Company has identified the automotive and military rolling stock maintenance industries as potential future markets. Through its relationship with the National Robotics Engineering Consortium (the "NREC"), the Company is developing a method to use the same automated hydrojetting system, in a different format, to strip cars and military rolling stock, such as Jeeps, trucks, power units and artillery.

Marketing Activities. The Company reaches its customers primarily through direct contact, product demonstrations, and the efforts of its sales and marketing partners. The Company recognizes that almost all new customers will require a field demonstration before deciding to purchase or lease a system and is taking steps to ensure potential customers will be able to visit shipyards that have already installed the automated hydrojetting system to witness its operation in real-world conditions.

         Public Relations and Advertising. The Company's automated hydrojetting system has been featured in industry and trade publications, including ShipCare (June/July 2001), International ShipRepair News (July/August
         2001), and Shiprepair And Conversion Technology (Third Quarter 2001). The Company also advertises regularly in trade publications such as Seatrade, Maritime Reporter and Engineering News, Marine Engineers Review, and Shipcare. The M2000 system has also been featured on the National Aeronautics and Space Administration ("NASA") and Ocean Futures Society websites. In 2001, the Company received the Innovation of the Year award from International Shiprepair News and was a semi-finalist for the Discover Magazine Awards for Technological Innovation. The Company was also a finalist for the 2002 Seatrade Award for Countering Marine and Atmospheric Pollution.

         Website. The Company also presents critical data on the design and functionality of its M3500 system on its website at www.ultrastrip.com. The website is continuously updated to provide the most current information on the Company's products, services and completed projects.

         Trade Shows. In 2002, the Company did not exhibit at any trade shows. However, in 2003, the Company may return to the Ship Repair & Conversion show in London, England.

Sales and Marketing Partners. To augment the direct sales efforts of Company employees, the Company has entered into various third party arrangements to promote the marketing, sale or use of the Company's automated system, including arrangements with Carnival Cruise Lines, Wallem and Robotic Environmental Services.

         Carnival Cruise Lines. Carnival Cruise Lines ("Carnival") (NYSE: CCL) executed a strategic environmental alliance with the Company in December 2000, pursuant to which Carnival agreed to use the Company's automated hydrojetting technology for coatings removal on the hulls of its vessels where geographically and financially feasible. The Company is in discussions with Carnival concerning dry-dock schedules and coordination of surface preparation activity. In 2002, the Company identified eight Carnival ships scheduled for routine maintenance in the second half of 2002 and in 2003 that may be candidates for coatings removal with the Company's M3500 system. In January and March 2003, the Company performed hydrojetting services on two Carnival vessels - the Paradise and the Elation. No assurance can be given that Carnival will use the Company's automated hydrojetting system on additional vessels.

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

         Wallem currently specifies the Company's automated hydrojetting process as its preferred surface preparation method in its bid requests for dry-dock maintenance of its 130-ship fleet. In addition, Wallem engages in direct marketing of the Company's system to shipyards and ship owners in the Far East and Europe. To date, Wallem's efforts have resulted in the use of the Company's automated hydrojetting systems on several ships during the demonstration contract with Tecor in the Lisnave shipyard in Portugal. In addition, Wallem provided field resources that contributed to the successful performance of the Company's hydrojetting contract with Tecor. No sales, additional service contracts or commitments have resulted from Wallem's efforts or are expected in the foreseeable future. No assurance can be given that additional shipyard maintenance providers to Wallem will use the Company's automated hydrojetting system. In addition, Wallem's field resources have not been used by the Company since the Tecor contract and likely will be used in the future only on contracts in international shipyards.

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

In addition, in October 2000 the Company entered into a consulting agreement with T.A.S.T. Corporation, which is a representative in the U.S. and Canada for many international shipyards for sales and marketing services. Furthermore, in January 2001 the Company entered into a long- term joint venture agreement with Global Technology Holdings, Inc. to form a joint venture in the United Arab Emirates to engage in sales and marketing in the Middle East and Africa on an exclusive basis. This joint venture agreement, which is not terminable without the consent of both parties, provides for the Company's grant to the joint venture entity of an exclusive royalty-free license to the technology encompassing the Company's M2000 automated hydrojetting system for the duration of the venture. To date, no sales or service contracts related to the Company's automated hydrojetting system have been entered into under either of these arrangements.

The Company also has developed a relationship with the Ocean Futures Society ("Ocean Futures"), an international nonprofit organization founded by Jean-Michel Cousteau and wireless communications pioneer, Craig McCaw, dedicated to improving the understanding of the global water ecosystem and preserving marine habitats. In exchange for promoting the benefits of the Company's automated hydrojetting system and to further Ocean Futures' mission, the Company has committed to remit two percent of its annual gross revenues directly to Ocean Futures. These funds will be used to protect the oceans from environmental contaminants and hazardous substances, and, in 2002, this commitment generated $57,496 for Ocean Futures. Mr. Cousteau is a member of the Company's Board of Directors.

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

Existing Industry Practices.

         Grit Blasting. The Company views grit blasting, the current industry standard practice for steel surface preparation, as the main competitor of automated hydrojetting. Historically, bottom paint has been stripped using grit blasting or "sandblasting", a process in which laborers with sandblasting guns are positioned on a lift that is maneuvered around the hull of the ship as workers manually strip paint.

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

         Manual Hydrojetting. Some shipyards have shifted from grit blasting to a process known as manual hydrojetting. In this process, workers spray ultra-high pressure water from handheld guns to remove paint from steel surfaces. Manual hydrojetting offers some advantages over grit blasting in that it creates little or no toxic dust, and it avoids the expense of acquiring, removing, and properly disposing of toxic grit.

         However, manual hydrojetting also has several limitations, including time, worker efficacy, and wastewater collection and removal. A worker with a hydrojetting tool generally takes longer to strip a given amount of surface area than a worker with a sandblasting tool. In addition, efforts to increase production rates by increasing the water flow rate or pressure thrust from a hydrojetting tool make it difficult for the average worker to control the tool. Lastly, with manual hydrojetting, used water falls to the dry dock floor. Historically, collection of the wastewater at the hull of a ship has proven difficult, making it hard to prevent the toxic chemicals present in the removed paint from contaminating surrounding seawater.

Competitive Products. The Company's automated hydrojetting system also faces competition from established companies, which are both larger and financially stronger than the Company. The companies that manufacture and market semi-autonomous technologies include:

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

The following product comparison of the Company's automated hydrojetting system versus other existing products was prepared by the NREC as of July 2001.

   -------------------------------------- ------------------------- ------------------------ ---------------------
                 CRITERIA                   ULTRASTRIP AUTOMATED        VACUUM ADHESION       BOOM TRUCK VEHICLE
                                               HYDROJETTING                 VEHICLES
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Operational applicability              Broad                     Limited                  Limited
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Maneuverability/ Controllability       Good                      Poor                     Poor
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Productivity/hour (SA 2.5)             1,000 - 2,000 ft          50 - 300 ft              500 - 1,000 ft
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Sweeping capability (SA 1)             Yes                       Difficult                Difficult
   -------------------------------------- ------------------------- ------------------------ ---------------------
   High speed spot and sweep              Yes                       No                       No
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Consistent productivity                Yes                       No                       No
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Operational orientation                Horizontal/Vertical       Vertical                 Vertical
   -------------------------------------- ------------------------- ------------------------ ---------------------
   Waste water treatment                  Complete                  Minimal                  Minimal
   -------------------------------------- ------------------------- ------------------------ ---------------------

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

During 2002 and 2001, the Company incurred $96,154 and $629,801, respectively, for research and development activities. In July 2000, the Company entered into a Development Agreement with CMU to develop the robotics for the automobile stripping system, pursuant to which approximately $200,000 has been incurred through December 31, 2002. Through its relationship with the NREC, the Company also intends to pursue a stripping application for coatings removal in cut-in areas, which are areas adjacent to welds or other difficult-to-reach surfaces and confined spaces, such as cargo and ballast tanks in the interiors of ships. Removal of pre-construction primer during the ship building process presents another potential marine industry stripping application. The Company's current business plan anticipates the need for additional funds from debt or equity financing for future research and development in the amount of $1,450,000 in 2003, approximately $50,000 of which has occurred to date. There is no assurance that such funds will be obtained.

Patents. Dennis McGuire, a founder of the Company and the current Chief Technology Officer and Director of Sales, developed the base technology for ultra high-pressure coatings removal between 1990 and 1995. Patent applications for the base technology were filed in 1995, resulting in the issuance of U.S. Patent 5,628,271 in 1997, which expires in 2015, and U.S. Patent 5,849,099 in 1998, which expires in 2015. These patents were acquired by and assigned to the

Company in 1999 and relate to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. Furthermore, the U.S. Patent Office has allowed a pending "Continuation-In-Part" application that would recapture the Company's protection under the aforementioned patents back to 1995. The U.S. Patent Office issued Patent No. 6,287,389 in September 2001 to Dennis McGuire as inventor that was subsequently assigned to the Company. This patent, which expires in 2020, covers a three-dimensional, ultra-high pressure automobile paint stripping system and is solely owned by the Company.

On July 30, 2002, Dennis E. McGuire was awarded U.S. Patent #6,425,340 B1 which granted exclusive use of the method and apparatus for removing coatings from the hulls of vessels using a magnetic-attraction vehicle and an ultra-high pressure water jet system. On September 4, 2002, Mr. McGuire assigned this patent, which expires in 2017, to the Company.

The Company has also applied for international patents for its core technology of coatings removal using a magnetic-attraction vehicle, as well as its automobile paint stripping system, through the European Patent Office and the Patent Cooperation Treaty administered by the World Intellectual Property Organization.

Capital Expenditures. In the years 2001 and 2002, the Company expended approximately $232,000 and $1.4 million, respectively, to NREC for the construction of robots. As of December 31, 2002, the Company is committed to expend an additional $464,000 to the NREC for 2003 capital expenditures.

MANUFACTURING
-------------

The Company currently outsources the manufacturing of all of the M3500 system's components to major industry suppliers. The Company has also identified back-up vendors for all critical components and expects to retain sufficient inventory of all highly specialized components. The Company will perform final product testing and failure analysis on all assembled systems. After assembly, the Company plans to store its automated hydrojetting systems in the Company's on-site warehouse, which it believes should be sufficient to accommodate all near-term operations.

As of December 31, 2002, the Company has two complete automated hydrojetting systems and two of its automated deck hydrojetting systems available for sale, lease or the performance of service contracts. The Company currently estimates that it needs 60 to 90 days to complete the manufacture of an M3500 system.

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

EMPLOYEES
---------

At December 31, 2002, the Company employed 18 full-time employees and one part-time employee.

CENTRAL HEADQUARTERS
--------------------

The Company's headquarters and office facilities are located in an industrial area of Stuart, Florida. The Company currently occupies two buildings at this site - one building contains administrative offices and warehouse storage space, while the second building contains space for the Company's eventual expansion of operations. The Stuart office serves as the Company's central headquarters.

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

                                    * * * * *

RISK FACTORS; CAUTIONARY STATEMENT AS TO FORWARD-LOOKING STATEMENTS.

The Company faces severe risks and uncertainties for the following reasons, among others referred to in this report:

         o The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

         o The Company faces significant competitive challenges in commercializing its automated M3500 systems and has had limited success to date in obtaining contracts from the ship maintenance and repair market or the above-ground storage tank market.

         o The Company has not generated substantial revenue from operations to date and may be unable to generate sufficient cash flow from the sale or lease of its products and services in the future to meet its current and future obligations, make necessary capital expenditures and meet other cash needs.

         o The Company incurred a net loss of $2,317,631 and $4,503,590 in 2002 and 2001, respectively, and continues to incur a net loss in 2003.

         o The Company may be unable to raise additional debt capital or private equity financing to fund its working capital requirements and capital expenditures. The Company lacks assured financial resources to meet its year-end 2002 working capital deficit of $5,449,648 and future operating costs.

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

These factors could materially affect "forward looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that the Company may from time to time make, including forward-looking statements contained in "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation" of this Form 10-KSB.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases and occupies 14,700 square feet of space in Stuart, Florida. The average monthly rent for the space is $8,740. The space is comprised of two buildings, and the leases on these buildings expire on September 30, 2005 and August 31, 2006. One building contains sales and corporate administrative offices, customer support and product engineering, as well as warehouse storage space for automated hydrojetting systems and components and serves as the Company's central headquarters, while the second building contains space for the Company's potential expansion of manufacturing operations.

In September 2002, the Company entered into an agreement to lease 4,800 square feet of space in a third building adjacent to its current facilities. This lease expires on August 31, 2005. The Company intends to use this space for its spare parts inventory warehousing.

The properties are in good condition and used in the operations of the Company.

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

On January 9, 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company is attempting to resolve this dispute promptly through either a revision of the original performance specifications or the return of most of the equipment in question.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2002.


                                     PART II
                                     -------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

GENERAL
-------
There is no established trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors, and will depend, among other factors, upon earnings, financial condition and capital requirements. As of March 31, 2003, the Company had 1,576 record holders of its Common Stock, 19 record holders of Series A Redeemable Preferred Stock and 71 record holders of Series B Redeemable Preferred Stock.

As of March 31, 2003, stock options and warrants to acquire an aggregate of 10,091,927 shares of the Company's Common Stock were outstanding, held by affiliates and non-affiliates. In addition, as of March 31, 2003, 672,000 shares of Common Stock could be converted from the 28 shares of Series A Redeemable Preferred Stock issued and outstanding, and 880,090 shares of Common Stock could be converted from the 1,054 shares of Series B Redeemable Preferred Stock issued and outstanding.

EQUITY SALES IN 2002
--------------------
In January 2002, three holders of an aggregate of 6 shares of Series A Redeemable Convertible Cumulative Preferred Stock and one holder of an aggregate of 2 shares of Series B Redeemable Convertible Cumulative Preferred Stock exercised their conversion rights and were issued 144,000 and 1,670, respectively, restricted, unregistered shares of Common Stock.

On February 21, 2002, the Company signed an agreement to borrow up to $200,000, with interest at 18% per year to be repaid on August 21, 2002. In this connection, the Company granted warrants to acquire 8,001 shares of common stock. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. On August 21, 2002, this note was extended until February 21, 2003 for an additional 12,309 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share.

In June 2002, the Company sold 115,385 shares of common stock to an accredited investor for $150,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933. In September 2002, the Company sold 100,000 shares of Common Stock to an accredited investor for $131,000 in a transaction exempt under Section 4(2) of the Securities Act of 1933.

In June 2002, the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000 to an accredited investor in a transaction exempt under Section 4(2) of the Securities Act of 1933. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.

On October 19, 2001, the Company issued a promissory note and 100,000 warrants to purchase shares of the Company's Common Stock to a member of the Company's Board of Advisors for aggregate proceeds of $1,000,000. The warrants have an exercise price of $0.07 per share, were fully vested at the date of grant and expire in 2021. On October 18, 2002, the due date for this note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock that have an exercise price of $0.07 per share, were fully vested at the date of grant and expire in 2022.

On July 3, 2002, the Company issued a promissory note and 25,000 warrants to purchase the Company's Common Stock to a Director for aggregate proceeds of $200,000. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022.

On December 9, 2002, the Company issued a promissory note and 5,000 warrants to purchase the Company's Common Stock to a Director for aggregate proceeds of $125,000. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022.

On June 28, 2002, two holders of warrants to purchase shares of the Company's Common Stock exercised their rights pursuant to a cashless conversion provision in the warrants and were issued 103,000 and 55,462, respectively, restricted, unregistered shares of Common Stock.

During the year ended December 31, 2002, the Company issued 40,000 restricted, unregistered shares of Common Stock to an investor who subscribed for such shares in August 1999.

During the year ended December 31, 2002, the Company issued 20,000 restricted, unregistered shares of Common Stock to an employee for services rendered in 2001, reducing accrued liabilities by $100,000.

In May 2002, 400,000 restricted, unregistered shares of Common Stock, which had been issued pursuant to the terms of an agreement with a service provider in May 2000, were voluntarily surrendered to the Company. Also during the year ended December 31, 2002, 130,000 shares of restricted, unregistered Common Stock, which had been issued during the year ended December 31, 2001 as part of the new compensation package to key employees, were voluntarily surrendered to the Company upon the first vesting anniversary of the restriction agreements applicable to such shares.

There has been no change in the rights, preferences or privileges of any security of the Company during the year ended December 31, 2002.

EQUITY SALES IN 2001 AND 2000
-----------------------------
Please see our filings on Form 10-SB/A, our Form 10-KSB/A for the year ended December 31, 2000, and our Form 10-KSB for the year ended December 31, 2001 for information about equity sales prior to our fiscal year 2002 that were not registered under the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Certain statements in "Management's Discussion and Analysis or Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The four accounting estimation processes discussed below are revenue recognition; determination of the estimated market value of the Company's common stock; useful lives and impairment of machinery & equipment and patents; and legal contingencies. These estimation processes affect current assets, non-current assets, and capital deficit and are therefore critical in assessing the financial and operating status of the Company. These estimates involve certain assumptions that if incorrect could create an adverse impact on the Company's operations and financial position.

Revenue Recognition
-------------------
Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, collection is probable and any future obligations of the Company are insignificant. Revenue from hydrojetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company uses its judgment in assessing when revenues are realizable and earned, and records revenue transactions based on the specific provisions of its contracts with third parties and its assessment of when collection is probable.

Determination of the Estimated Market Value of the Company's Common Stock
-------------------------------------------------------------------------
The Company's common stock is not listed on any public exchange or established trading market, therefore, there is no quoted market value for the shares. Due to the difficulty in determining the market value of the Company's common stock for use in various non-cash equity transactions, the Company calculates the weighted average price per share using both primary and known secondary sales of common stock during each reporting period. This average is then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options with cashless conversion features. As a result, estimates are made as to the market value of the Company's common stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provides the most objective basis for assessing the market value of its common stock and provides for consistency among reporting periods.

Useful Lives and Impairment of Machinery and Equipment and Patents
------------------------------------------------------------------
The Company capitalizes as machinery and equipment its automated hydrojetting systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of its robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the Company's systems may individually have longer useful lives than the Company's estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic vehicle and the configuration of the entire system would be obsolete after five years.

The Company determines the useful lives of its patents based on the remaining life of the patent issued by the U.S. Patent Office. Management believes the legal life of the patent is a reasonable period of time over which the Company expects to realize the benefits of its intellectual property rights because of the broad nature of the Company's patents and the Company's intent to protect its intellectual property rights over the lives of its patents.

The Company reviews for impairment its machinery and equipment used in its hydrojetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. In 2001, the Company determined that certain machinery and equipment was no longer usable due to engineering and design changes, and accordingly, wrote off approximately $611,000. The Company did not have any write offs in 2002.

Legal Contingencies
-------------------
At any time, the Company may be involved in certain legal proceedings. As discussed in Note 12 of the unaudited financial statements, as of December 31, 2002, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in its assumptions, or the effectiveness of its strategies, related to these proceedings.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

During the year ended December 31, 2002, the Company recognized revenue significantly higher than that recognized in prior years. From its inception in April 1998 through February 25, 2001, the Company operated as a development stage company. Effective, February 26, 2001, upon entering the contract with Corrosion Engineering Services to remove coatings from the flight deck of the USS EISENHOWER, the Company commenced its planned principal operations.

The 2001 statement of operations has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as a benefit of $1.74 million and has been adjusted to a benefit of $2.85 million. Likewise, net loss per common share was previously reported as $(0.14) and has been adjusted to $(0.12). In addition, a reclassification has been made between accumulated deficit and additional paid-in capital at January 1, 2001 of $2.81 million.

Revenues
--------
Revenues were $2,882,397 for the year ended December 31, 2002, as compared to $1,708,077 for the year ended December 31, 2001, an increase of 69%. Revenues for 2002 were generated from equipment sales and service contracts. In this connection, the Company had equipment sales of $2,425,334 and service contract revenue of $457,063 in 2002, as compared with $850,000 and $858,077, respectively, in 2001, both of which are described below.

Equipment Sales
---------------
Revenue from the sale of equipment in 2002 was generated largely by the sale of two prototype automated hydrojetting systems to Metro Machine Corporation of Norfolk, Virginia (Metro). In May 2002, the Company entered into an agreement with Metro for the sale of two prototype M3500 automated hydrojetting systems for $2,000,000. Additional new equipment was subsequently added to the order, bringing the total revenue in 2002 from systems sales to $2,309,500. In August 2002, the Company delivered its automated hydrojetting system, and Metro accepted the equipment. Revenue from equipment sales in 2002 also included the sale of spare and replacement parts, aggregating approximately $115,700, to Metro and to Robotic Environmental Services, LLC (RES), a purchaser of the Company's automated hydrojetting system in 2001. These spare and replacement parts are consumable in nature. Total sales to Metro in 2002 aggregated approximately $2,345,000.

Revenue from the sale of equipment increased significantly over the prior year because of an increased volume of equipment and spare parts sold in the current year than in the prior year at higher selling prices. The selling price of the equipment sold in 2002 was higher due to the inclusion of more features, including the ability to yield water pressure at higher p.s.i. (pounds per square inch). In addition, in the prior year, the Company's selling price was lower in order to induce sales and increase market share as the Company came out of development, as well as applying to less sophisticated, previously operated equipment. The Company expects that future prices realized for its equipment may decrease below levels seen in the current year if the Company is able to achieve reductions in its cost of manufacturing. The Company also expects that its revenue mix between equipment sales and service contracts is likely to remain heavily weighted toward equipment sales, as equipment sales are expected to occur in higher volume and at substantially higher prices than service contracts.

Service Contracts
In 2002 the Company performed three major service contracts including multiple vessels at the Lisnave shipyard, the USS DOYLE, a U.S. Navy guided missile frigate, dry-docked in Jacksonville, Florida, and the NORWEGIAN SKY, a Norwegian Cruise Lines' vessel, dry-docked in Mobile, Alabama. The Company also fulfilled its contract with Tecor - Tecnologia Anti-Corrosao, S.A. of Setubal, Portugal ("Tecor"), the surface preparation contractor for the Lisnave shipyards and earned $225,000 in 2002.

In June 2002, the Company demonstrated its automated hydrojetting system for Atlantic Dry Dock Corporation in Jacksonville, Florida, by removing coatings from the outside hull of the USS DOYLE, a U.S. Navy guided missile frigate. Revenues from this demonstration were $22,223. In October 2002, the Company performed subcontractor services for Atlantic Marine, Inc. of Mobile, Alabama, whereby it removed antifouling coatings from the outside hull of the NORWEGIAN SKY, generating $83,744 of revenues.

Revenue from hydrojetting contracts decreased in the current year from the prior year because the service contracts performed in 2002, on average, covered less square footage at lower prices. The service contract revenue also decreased from 2001 because the prior year included the completion of a service contract to remove coatings from the deck of a U.S. Navy aircraft carrier. The removal of coatings from aircraft carrier decks involves substantially higher pricing rates than the removal of coatings from ship hulls, because the carrier deck coatings generally contain substantially different properties than ship hull coatings. The Company does not expect revenue from hydrojetting contracts to comprise a substantial part of its total revenues in the future.

The Company believes that the equipment purchase by Metro, the successful performance of the contract in Portugal, and the completion of the USS DOYLE and NORWEGIAN SKY service contracts represent significant steps towards implementation of the Company's business plan. The Company currently has no pending orders for new equipment purchases or service contracts. The Company also believes that the most effective method of marketing its technology is to continue to demonstrate the operation of its systems in shipyards throughout the world. Future service contract work, plus paid demonstrations and trial periods, will increase marketplace visibility. However, the Company does believe the 2002 revenue mix from these lines of business is indicative of the likely future revenue mix of the Company.

Cost of Revenues
----------------
Cost of revenues was $1,654,536 for the year ended December 31, 2002, as compared to $3,216,410 for the year ended December 31, 2001, a decrease of 49%. In 2002, the Company had cost of revenues relating to equipment sales of $1,287,220 and service contracts of $367,316, as compared with $1,803,219 and $1,413,191, respectively, in 2001, as described below.

Cost of Equipment Sales
Cost of equipment sales decreased from $1,803,219 for the year ended December 31, 2001 to $1,287,220 for the year ended December 31, 2002, a decrease of 29%. Cost of equipment sales as a percent of equipment sales revenue decreased by 159%, from 212% in 2001 to 53% in 2002. This improvement in cost of equipment sales as a percent of equipment sales was attributable to two factors, the ability to charge higher prices, coupled with being able to purchase lower-cost components in the equipment sold in 2002, whereas in 2001, cost of equipment sales exceeded revenue primarily because of lower selling prices for equipment and higher costs for system components. Hereto, the selling price in 2001 was lower in order to induce sales and increase market share as the Company came out of development. Cost of equipment sales in 2001 also included impairment losses on machinery and equipment held for use in contract services of $611,020, while cost of equipment sales in 2002 included no related impairment losses. The Company believes that the percentage relationship seen in the current period will remain relatively stable in the future, as the Company expects that future reductions in cost of equipment achieved through economies of scale in system component purchasing may be offset by reductions in equipment retail pricing.

Cost of Service Contracts
Cost of service contracts decreased from $1,413,191 for the year ended December 31, 2001 to $367,316 for the year ended December 31, 2002 as a result of a lower volume of service contracts performed. Cost of hydrojetting service contracts decreased by 85%, from 165% of service contract revenue in 2001 to 80% of service contract revenue in 2002. This percentage decrease was the result of improved operational planning and execution in the areas of labor and consumable parts, offset partially by higher shipping costs and lower than expected service contract revenue on certain contracts, whereas in 2001, cost of service contracts included an over-supply of labor and equipment to ensure customer satisfaction. Specifically, the Company's improved operational management reduced the labor component, including subcontractor labor, of cost of service contracts as a percent of service contract revenue from 58% of service contract revenue in 2001 to 41% in 2002 and reduced the consumable parts and rental equipment component of cost of service contracts as a percent of service contract revenue from 86% of service contract revenue in 2001 to 10% in 2002. The Company is now more efficient in the operation of its automated systems, requiring less expenditure for consumable parts and labor to perform its services.

Operating Expenses
------------------
Operating expenses were $3,201,684 for the year ended December 31, 2002, as compared to $2,949,255 for the year ended December 31, 2001. The primary components of operating expenses consist of selling, general, and administrative expenses and non-cash compensation (benefit) expense, both of which are described below.

Selling, General and Administrative Expenses Excluding Non-Cash Compensation (Benefit) Expense
Selling, general and administrative expenses (excluding non-cash compensation) decreased from $5,803,295 for the year ended December 31, 2001 to $4,452,128 for the year ended December 31, 2002, a decrease of $1,351,167 (23%). The decrease is a result of the Company's planned reduction initiatives for discretionary expenses, which are described below:

Salaries and wages, including employee benefits, payroll taxes, and payroll administration expenses, were $1,548,351 for the year ended December 31, 2002 compared to $1,587,709 for the year ended December 31, 2001, a decrease of 3%. This decrease is attributable to reductions in salaries for the Company's President and Chief Executive Officer, Chief Technology Officer, and Senior Vice President of Administration, which amounted to $200,000 in 2002, offset by a full year of salary for six employees hired during 2001 which amounted to $153,000.

Legal fees decreased from $691,292 in 2001 to $302,922 in 2002. The decrease is attributable to less usage of professional services and more efficient use of legal services in the preparation and filing of numerous SEC documents in 2002, and an accrual for legal costs incurred in 2001.

Consulting expenses decreased to $459,540 for the year ended December 31, 2002 from $637,476 for the year ended December 31, 2001, primarily due to decreases in investor relations, information technology, international marketing, quality management and other consulting services.

Research and development decreased from $629,801 in 2001 to $96,154 in 2002. The decrease is attributable to a decrease in the number and scope of research and development projects conducted by the Company and the NREC (see Item 12). The Company currently has two significant research projects planned, but currently on hold. The first significant research project, the Company's latest model robot - M3500, cost approximately $500,000 to develop. While this project has yielded a commercially viable model, the Company is undertaking additional engineering modifications to improve the design which are estimated to be completed in August 2003 and require an additional $100,000 in research expenditures. This project is expected to yield cash inflows from the sale of equipment and future service contracts.

The Company's second significant research project involves designing a commercial application for its patented automotive stripping technology. Approximately $200,000 in research expenditures has been spent on this project to date. This project is not currently active due to the Company's limited financial resources. The Company estimates that this project will require $800,000 to complete.

Non-Cash Compensation (Benefit) Expense
Non-cash compensation (benefit) expenses decreased from $(2,854,040) in 2001 to $(1,250,444) in 2002. The decrease of $1,603,596 is attributable to the following:

         1. The Company's issuance of options to employees and directors in 1998 and 1999 with cashless conversion provisions that required variable accounting treatment. (Benefit) expense arises as the fair value of the Company's Common Stock (decreases) increases from period to period. The non-cash (benefit) expense associated with these options totaled $(1,278,800) and $(5,497,200) for the years ended December 31, 2002 and 2001, respectively. All of the remaining options expired or were exercised in 2002.

         2. The Company issuing Common Stock for services, the value of which decreased from $2,470,000 for the year ended December 31, 2001 to $0 for the year ended December 31, 2002. This decrease is largely attributable to the issuance of 725,000 restricted, unregistered shares of Common Stock in 2001 to attract members of the Company's new senior management team as part of compensation packages, which resulted in a non-cash charge to operations of $2,088,000 in 2001.

         3. Options issued to members of the Company's Board of Advisors and service providers, which decreased to $28,356 for the year ended December 31, 2002 from $173,161 in the year ended December 31, 2001.

Loss from Operations
--------------------
The Company continues to incur losses from its operations. Loss from operations for the year ended December 31, 2002 was $1,973,823 as compared to $4,457,588 for the prior year. This decrease in loss is primarily due to the increase in revenues and decreases in cost of revenues and operating expenses, described above.

Other Income (Expense)
----------------------
Other income (expense) for the year ended December 31, 2002 was $(343,808) as compared to $(46,002) for the prior year. The primary component of other income (expense) is interest expense. Interest expense totaled $353,169 for the year ended December 31, 2002, compared to $61,188 for the year ended December 31, 2001. This increase is due largely to interest expense and accretion of debt discount associated with notes payable and related warrants, respectively.

Provision for Income Taxes
--------------------------
No provision for income taxes was necessary in 2002 and 2001 due to the loss reported for such years (See note 8 to the unaudited financial statements.) Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.

Net Loss
--------
Net loss was $2,317,631 for the year ended December 31, 2002, compared to $4,503,590 for the year ended December 31, 2001.

Preferred Stock Dividends
-------------------------
Preferred stock dividends were $371,347 and $397,875 for the years ended December 31, 2002 and 2001, respectively. These dividends reflect Company obligations to preferred shareholders but have not been paid.

Net Loss Applicable To Common Stock
-----------------------------------
Net loss applicable to common stock was $2,688,978 for the year ended December 31, 2002, compared to $4,901,465 for the year ended December 31, 2001. Loss per common share was $0.06 and $0.12 in 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

Below is a chart setting forth our contractual cash payment obligations as of December 31, 2002 which have been aggregated in order to facilitate a basic understanding of our liquidity (in thousands):

                                                                  Payments due by Period

Contractual obligations                          Total      Less than 1 year  1-3 years    4-5 years  After 5 years
-----------------------------------------------------------------------------------------------------------------
Notes payable                                    $ 3,235       $ 3,156         $ 43         $ 36           $ -
Redeemable Convertible Preferred Stock             4,450         4,450            -            -             -
Operating leases                                     480           152          328            -             -
Employment agreements                              1,216         1,079          137            -             -
Carnegie Mellon University                           464           464            -            -             -
-----------------------------------------------------------------------------------------------------------------
Total contractual cash obligations               $ 9,845       $ 9,301        $ 508         $ 36           $ -
-----------------------------------------------------------------------------------------------------------------

On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the NREC (see Item 12 for a discussion of the relationship with CMU), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. This agreement is integral to the success and development of the automated technologies used by the Company. In this connection, during 2002, the Company incurred costs to the NREC of $231,933. At December 31, 2002, the Company is committed to expend an additional $463,866 to the NREC.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company has generated only minimal revenues from operations to date. The Company's net cash used in operating activities for the year ended December 31, 2002 was $2,344,578, compared to $4,846,895 for the year ended December 31, 2001, a decrease of $2,502,317. This decrease resulted from decreases in the Company's net loss and inventories and an increase in accounts payable and accrued expenses, offset by decreases in accounts payable - related parties and deferred revenue. Inventories decreased with the sale of equipment to Metro in August 2002. The Company does not maintain inventory for equipment sales, since, upon any future sales order, the Company will require customer deposits to cover all or most of the Company's manufacturing costs. The Company will borrow against the sales order to complete the manufacture of required inventory, if the customer deposits prove insufficient. Accordingly, future equipment sales may be dependent upon the Company's ability to obtain working capital to manufacture the equipment. Accounts payable increased as the Company continued to delay payment of many of its previously incurred obligations. At December 31, 2002, over 70% of accounts payable were over 90 days past due. Accrued expenses also increased, largely as a result of salary deferrals by two officers and an employee, which reduced by approximately $368,000 the net cash used in operating activities. Net cash used in operating activities during 2002 does not include non-cash charges of $28,356 for options granted to service providers or $(1,278,800) for non-cash compensation (benefit) from employees and directors.

The Company's net cash provided by (used in) investing activities for the year ended December 31, 2002 was $27,009 compared to $(698,300) for the year ended December 31, 2001, as the Company reduced its new machinery and equipment purchases. The Company believes that it has sufficient machinery and equipment to meet its contract services requirements, and therefore the Company had substantially less machinery and equipment purchases in 2002. Net cash provided by investing activities in 2002 also reflects the repayment of a note receivable from an officer.

The Company's net cash provided by financing activities amounted to $1,828,119 for the year ended December 31, 2002, as compared to $5,788,825 for the prior year, a decrease of $3,960,706. Net cash provided by financing activities in 2002 was generated from proceeds received from the issuance of warrants, Common Stock, and the issuance of notes payable. The decrease is primarily attributable to a reduction of $3.9 million in proceeds from the issuance of Common Stock and Preferred Stock, as well as an increase in repayments of notes payable to shareholders of $1,255,000, offset by an increase in the sale of warrants of $500,000, new borrowings from related parties of $548,000 and other net borrowings of $175,000.

Borrowings from officers, directors and shareholders have been the principal means by which the Company funded its operations in 2002 and through March 31, 2003. At year-end 2001, loans outstanding aggregated $1,949,854. Over the course of 2002, the Company borrowed an aggregate of $2,214,000, received extension of the maturity of certain loans to a director in the amount of $1,000,000, and repaid loans aggregating $1,355,000, such borrowings evidenced by promissory notes. The total debt outstanding at year-end 2002 was $2,927,909, of which $506,500 was payable on demand. The promissory notes are generally unsecured, bear interest at rates ranging from 2% over prime to 18% per annum, and have maturities ranging from April to September 2003, except for loans that are payable on demand. In the case of loans from a director, the Company also issued warrants to purchase up to 192,500 shares of Common Stock.

From January 1, 2003 through March 31, 2003 in transactions with related and unrelated parties, additional amounts totaling $1,235,000 have been borrowed, the maturity of an aggregate $1,325,000 in loans has been extended, and $265,000 has been repaid to officers. Of the new borrowings in 2003, a loan in the principal amount of $750,000, secured by the Company's two automated hydrojetting systems, was entered into with a shareholder. For information concerning loans from executive officers, directors and significant shareholders, see Item 12, Certain Relationships and Related Transactions.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Because the Company has experienced a significant deficit in working capital, the Company has chosen to eliminate most of its inventory as a non-productive use of capital. This has not had a detrimental effect on the Company's sales efforts, as the Company has used its two systems to perform contract services and demonstrate the operation and performance of its product. Although the Company cannot accurately predict the precise timing of its future capital and operating expenditures, the Company estimates that it will need to expend over $5 million within the next twelve months, primarily for operating expenses and research and development, as well as repayment of its existing trade liabilities and debt.

The Company lacks assured available financial resources to meet its December 31, 2002 working capital deficit of $5,449,648 and future operating costs.

The Company's inability to raise needed equity funding has delayed the execution of the Company's business plan and caused the Company's obligations to increase. Due to insufficient cash generated from operations, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

Subsequent to December 31, 2002 Company management has taken the following steps to improve the Company's cash flow:

         o The Company's business plan for the next twelve months continues to focus on sales and marketing efforts to place its automated hydrojetting systems into use in the ship maintenance and repair and above ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the marine industry to automated hydrojetting and demonstrating its superiority to existing surface preparation methods and competitive technologies. The Company offers three primary sales options: outright equipment sales, long-term rental contracts, and contract services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan.

         o In the event that the Company executes future sales orders or rental contracts, the Company has had discussions with lenders willing to provide project finance funds to cover the costs associated with equipment manufacture. The proceeds from orders or contracts, the Company's work-in-process and the manufactured equipment will serve as collateral.

         o The Company continues to focus on reducing costs. In addition to deferring salaries for some members of senior management since February 2002, the Company has also reduced annual salaries for three members of senior management by $300,000 effective May 2002, a reduction of 29% in total senior management salaries. The Company will also reduce its advertising, travel and entertainment, consulting and office expenses, among other areas, for further cost reductions.

         o In January 2003, the Company performed hydrojetting services in the Grand Bahama Shipyard in Freeport, Bahamas for Carnival Cruise Lines, Inc. on its vessel, Paradise. This contract generated $33,000 in revenues. In March 2003, the Company performed hydrojetting services in the San Francisco Dry Dock for Carnival Cruise Lines, Inc. on its vessel, Elation. This contract generated $96,000 in revenues.

         o The Company continues to seek loans and equity through relationships among the Company's shareholders, officers, board members, and third parties. On January 9, 2003, the Company signed a promissory note to borrow $250,000 from a third party. The loan is due on March 10, 2003. In connection with this loan, the Company granted as collateral 325,000 unissued shares of the Company's Common Stock to a shareholder. On March 10, 2003, the lender extended the due date for two additional months, to May 10, 2003. On May 10, 2003, the lender extended the due date again for two additional months to July 10, 2003. On January 23, 2003, the Company signed a promissory note to borrow $100,000 from a shareholder. The note is due on July 30, 2003 and bears interest at 18% per annum, as well as a 3.5% origination fee due at maturity.

         o On January 17, 2003, the due date for the Company's $1 million note payable to a Director was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. On May 16, 2003, the lender extended the due date until September 16, 2003 for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. On February 21, 2003, the due date for the Company's $200,000 note payable to a third party was extended until August 21, 2003 in exchange for the granting of 12,309 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share.

         o Subsequent to December 31, 2002, the Company has executed twelve agreements to borrow an aggregate of $407,500 from various Company officers and Directors. These notes are generally due upon demand, and all have interest calculated at prime rate plus 2% per year. Through May 19, 2003, $15,000 of these notes had been repaid. .

         o On March 11, 2003, the Company signed a revolving line of credit agreement to borrow $750,000 from a shareholder, of which $750,000 has been borrowed and $250,000 of which has been used to repay a portion of the demand notes held by Dennis and Jacqueline McGuire. This line of credit is secured by the Company's two automated hydrojetting systems. There is no stated interest due to the lender; however, the lender is entitled to 10% of the gross revenues should the two hydrojetting systems be sold.

         o The Company will also seek additional equity capital from private offerings. There is no assurance, that the Company will be able to raise such additional capital during the next 12 months.

Should the Company receive the number of sales orders and rental contracts it is projecting over the next twelve months, the Company should be able to generate sufficient cash flow to sustain operations and meet all obligations as they become due. However, should the number of purchase orders or rental contracts be less than currently forecasted, or should the sales or rental prices be less than currently forecasted, there can be no assurance that the Company will be able to generate sufficient cash flow to sustain operations and meet all obligations for the next twelve months.

The Company does not currently anticipate any significant changes in its total number of employees over the next twelve months. However, should the demand for the Company's products or contract services increase significantly, the Company anticipates the need to hire additional employees in the equipment operation area for the performance of contract services, equipment maintenance and field support.

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

GOING CONCERN QUALIFICATION

The unaudited financial statements of the Company for the years ended December 31, 2002 and December 31, 2001 were prepared on the going-concern basis. For the years ended December 31, 2002 and 2001, the Company incurred net annual losses of $2,688,978 and $4,901,465, respectively, had a working capital deficit of $5,449,648 at December 31, 2002, and had outstanding redeemable preferred stock that became eligible for redemption at the holder's option during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In the first three months of 2003, the Company continues to incur net losses, and, at March 31, 2003, its working capital deficit remains in excess of $6.2 million. Management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities and loans to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to raise any additional capital. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern (see Note 2 to the unaudited financial statements).

ITEM 7.  FINANCIAL STATEMENTS.

The Company's unaudited financial statements for the years ended December 31, 2002 and 2001 are contained elsewhere in this Report beginning at page F-1. The accompanying financial statements for the two year period ended December 31, 2002 are unaudited but, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data. Reference is also made to the certifications of the Company's President and Chief Executive Officer and the Company's Senior Vice President of Finance. The financial statements contained in this report do not contain an audit opinion by the Company's independent auditors, as required by Regulation S-B, as the Company currently is unable to pay the balance due to its independent auditors for audit services performed for the year ended December 31, 2002. The Company believes that the audit work has been substantially completed, and, upon final payment of this balance, the opinion of the Company's independent auditors, as well as any necessary updates to the Company's subsequent events disclosure, will be provided by amendment to this report. Accordingly, each page of the accompanying financial statements has been marked "unaudited".

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


                                    PART III
                                    --------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by, and serve at the discretion of, the Board of Directors. The Company's directors and officers are as follows:

Name and Title                     Age  Occupational History
--------------                     ---  --------------------
William A. Owens...........        62   Admiral Owens (USN,  Retired) has served as a Company director since May 1,
     Chairman of the                    2000.  He currently  serves  Teledesic  LLC as  vice-chairman  and co-chief
     Board; Director                    executive  officer.  Admiral  Owens  joined  Teledesic  in August 1998 from
                                        Science Applications International Corp., where he served as vice chairman, president and chief operating officer since 1996. Prior to joining SAIC, he served as Vice Chairman of the Joint Chiefs of Staff, appointed by President
                                        Clinton in March 1994. Admiral Owens received a bachelor's degree in mathematics from the U.S. Naval Academy in 1962, bachelor's and master's degrees in politics, philosophy and economics from Oxford University between
                                        1970 and 1972 and a master's degree in management from George Washington
                                        University in 1974.

Robert O. Baratta..........        62   Dr.  Baratta  has served as the  Company's  President  and Chief  Executive
     President, Chief                   Officer since  November 2001, as President and Co-Chief  Executive  Officer
     Executive Officer,                 from July  through  November  2001,  and as  part-time  Co-Chief  Executive
     and Vice Chairman;                 Officer  from  December  2000 to June  2001.  Dr.  Baratta  has served as a
     Director                           Company  director  since  August 15,  1999.  Dr.  Baratta has served as the chairman of FPIC Insurance Group Inc. (NASDAQ: FPIC), a Florida-based multi-line insurance carrier, since 1999 and as a Director since 1996. From
                                        1972 to 2001, Dr. Baratta practiced ophthalmology in Stuart, Florida and remains the founder and majority shareholder in The Surgery Center of Stuart, a multispecialty ambulatory surgery center. He also founded and chaired Stuart
                                        Hatteras Inc., the largest Hatteras dealer in the world, has developed professional office real estate projects, and owns a property management firm and a yacht charter business. Dr. Baratta received his bachelors degree from
                                        St. Peter's College in 1962 and medical degree from Columbia University in
                                        1966. He completed his residency in ophthalmology at Vanderbilt University
                                        School of Medicine.

John P. Odwazny............        46   Mr.  Odwazny  served the Company as Co-Chief  Executive  Officer from March
     Chief Operating                    2001 until  November  2001. In November  2001,  Mr. Odwazny was named Chief
     Officer and Director               Operating  Officer.  Mr.  Odwazny  has served as a Company  director  since
                                        August 15, 1999. From 1981 to 2001, Mr. Odwazny served as a Senior Sales
                                        Executive at AKZO Nobel/ International Paint, the world's largest chemical and coatings company, where he managed the South Florida and Caribbean region. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an Advisory Board for the National Association of
                                        Corrosion Engineers. Mr. Odwazny received his bachelors degree from Florida
                                        State University in 1978.

John E. Bares, Ph.D........        40   Dr. Bares has served as a Company  director  since  August 15, 1999.  Since
     Director                           1997,  Dr. Bares has been a Senior  Research  Scientist at Carnegie  Mellon
                                        University's Robotics Institute and the Director of its National Robotics
                                        Engineering Consortium. His research focuses on robotic applications for hazardous environments. Dr. Bares received his bachelors degree in 1985, masters degree in 1987 and doctorate in civil engineering in 1991 from
                                        Carnegie Mellon University. Prior to returning to Carnegie Mellon University, he served as a visiting research scientist at Mitsubishi Heavy Industries.

Patrick Bischoff...........        34   On October 16, 2002,  Mr.  Bischoff was elected to the  Company's  Board of
     Director                           Directors.  He had served on the Company's  Board of Advisors  since August
                                        18, 2001. In April 2001, Mr. Bischoff founded Spinnaker Ventures LLC, an investment firm focusing on supporting emerging companies with fund raising, public relations and marketing, operations management, corporate strategy and business development. He is currently a member of the Advisory Boards of World
                                        Energy Solutions, Magnitude, and Datango. Since November 2002, Mr. Bischoff
                                        has been a Senior Partner and led the Consulting practice at the Esotera
                                        Group, a consulting and research firm focusing on the Enterprise Human Capital
                                        Management market. He co-founded Saba Software in April 1997, an enterprise software company and the leader in human capital management applications and remained active with Saba until August 2001. Prior to his experience with
                                        Saba, Mr. Bischoff worked for CompuNet Computer AG, helping build the company into the largest systems integrator in Europe and completing its sale to GE IT
                                        Solutions in 1996.

R. Gerald Buchanan.........        54   Mr.  Buchanan  has served as a Company  director  since  January 31,  2001.
     Director                           Since  1996,  Mr.  Buchanan  has  acted  as  Managing  Director  of  Wallem
                                        Shipmanagement Ltd., (WSM) located in Hong Kong. WSM are one of the largest ship management companies in the world. From 1990 to 1996, he served as
                                        Director of Engineering at Canada Steamship Lines, and prior to that, he worked in various capacities for Denholm Ship Management. Mr. Buchanan is a professional marine engineer who has served the industry for over 30 years.


Jean-Michel Cousteau.......        63   Mr. Cousteau has served as a Company director since August 15, 1999.
Director                                Mr.  Cousteau, the son of the late environmentalist
                                        and ocean pioneer Jacques Cousteau, has spent his life exploring and researching the world's oceans. He was recently honored as the first person to represent the Environment in the Opening Ceremony of the 2002 Winter Olympic
                                        Games in Salt Lake City. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea
                                        Museum in Long Beach, California. He designed and developed the Parc Oceanique
                                        Cousteau in Paris. Currently, Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES TIMES SYNDICATE. Mr. Cousteau graduated from the Paris School of Architecture in 1960 and was awarded an honorary doctorate degree from Pepperdine University.

John M. Gumersell..........        56   Mr.  Gumersell has served as a Company  director since  September 21, 2000.
     Director                           Since 2002, Mr. Gumersell has served as Principal with Haidlan  Associates, a firm engaged in Business Transformation. Prior to joining Haidlan, he was
                                        President of Innovix Advisory Services. From 1998 to 2001, Mr. Gumersell
                                        served as president and chief executive of Lucent Technologies Consumer
                                        Products L.P. Previously, from 1997 to 1998, he served as senior vice president and chief financial officer of Philips Consumer Communications. Mr.
                                        Gumersell received his bachelors degree in accounting and economics from
                                        Rutgers University in 1980 and his masters degree in management from Pace
                                        University in 1982.

Gordon G. Kuljian..........        42   Mr.  Kuljian has served as a Company  director  since June 22, 2000.  Since
     Director                           2000,  Mr.  Kuljian has served as vice  president-operations  for  Chemstar
                                        Urethanes Inc. Previously, from 1994 to 2000, he served as a Senior Engineer and the Operations Manager for Coatings Services at Corrpro Companies Inc.
                                        (NYSE: CO) Mr. Kuljian has over 15 years of experience in the field of corrosion control by protective coatings, surface preparation and coatings formulation and application and has lectured and written several scholarly articles in the field. Mr. Kuljian received his bachelors degree in chemical engineering from Northwestern University in 1982.

T. Joseph Lopez............        62   Admiral Lopez (USN,  Retired) served as a Company  director from August 18,
     Director                           2000 until his resignation from the Board on April 18, 2003.  Admiral Lopez is employed by Halliburton Company as the chief operating officer of the North and South America and U.S. Government Projects Worldwide for its Brown & Root
                                        Services division. Previously he served in the U.S. Navy, including a tour as both Commander in Chief of U.S. Naval Forces (Europe) and Commander in Chief
                                        of Allied Forces (Southern Europe). During his naval career he was awarded two
                                        Defense Distinguished Service Medals, among other accolades. He received a bachelors degree in International Relations from Potomac State College in
                                        1972, and a masters degree in business management from the U.S. Naval
                                        Postgraduate School in 1973.

Eugene C. Rainis...........        62   On July  24,  2002,  Mr.  Rainis  was  elected  to the  Company's  Board of
    Director                            Directors.  He  had  served  on  the  Company's  Board  of  Advisors  since
                                        February 2, 2001. Mr. Rainis is a General Partner of Brown Brothers Harriman &
                                        Co., the private banking, brokerage and financial advisory firm where he has worked since 1965. From 1972 through 1996 his main responsibility was supervising the firm's fixed income business. He was chairman of the board of both the Jefferson Insurance Company and the Monticello Insurance Company. Mr.
                                        Rainis is also chairman of the board of Xavier High School in New York City and serves on the boards of Fordham University, the Gregorian University
                                        Foundation, the Robert Brunner Foundation, and Bio-Brite, Inc. He received his bachelors degree in economics from Fordham University in 1962 and an MBA from
                                        The Wharton School of the University of Pennsylvania in 1964.

George R. Sterner..........        62   On March 1, 2002,  Vice Admiral  Sterner (USN,  Retired) was elected to the
     Director                           Company's  Board of  Directors.  He had  served on the  Company's  Board of
                                        Advisors since February 2, 2001. Since 1999, Admiral Sterner has served as
                                        Vice President - Naval Mission Area Executive for Raytheon. From 1998 to 1999,
                                        he served as Vice President - System Integration for Walt Disney Imagineering
                                        and directed the technical aspects and delivery preparations for the MS Disney
                                        Wonder cruise ship. Admiral Sterner served as Commander Naval Sea Systems
                                        Command for the U.S. Navy from 1994 to 1998. In total, he spent 36 distinguished years with the U.S. Navy, from 1962 until his retirement in
                                        April 1998. Admiral Sterner received a bachelors degree in aerospace engineering from Penn State University in 1962 and a masters degree in operations research from the Naval Postgraduate School in 1968. He also completed the Harvard Graduate School of Business Advanced Management Program
                                        in 1985.

Dennis E. McGuire..........        51   Mr. McGuire served as a Company  director from April 2, 1998 until March 1,
     Chief Technology                   2002.  Mr.  McGuire  continues to serve as the Company's  Chief  Technology
     Officer and Director               Officer and Director of Sales. Mr. McGuire formed Amclean,  Inc. in 1992 as
     of Sales                           the  first  ultrahigh  pressure  hydrojetting   contractor  in  the  marine
                                        industry and assigned his original patented invention to that company, which
                                        Amclean assigned to the Company in December 1999. Mr. McGuire left Amclean in early 1998 to start the Company. Mr. McGuire received his associate of science degree from Miami-Dade Community College in 1974.

Jacqueline K. McGuire......        40   Ms.  McGuire  has served as a Company  officer  since  April 2,  1998.  Ms.
     Senior Vice President              McGuire,  the wife of Dennis  McGuire,  has served as chairman of the board
     of Administration                  of Amclean Inc. since 1992. Ms. McGuire has traveled  extensively to Europe
     and Secretary                      to negotiate with equipment  manufacturers on pricing,  delivery and terms.
                                        Ms. McGuire received her associate's degree in business administration from
                                        Barry College in 1984.

Scott R. Baratta...........        33   Mr.  Baratta has served as a Company  officer since January 1, 2001.  Prior
     Senior Vice President              to joining  the  Company,  from 1999 to 2000,  Mr.  Baratta,  son of Robert
     of Finance                         Baratta,   served  as  a  Senior  Manager  in  the  Strategy   Practice  at
                                        marchFIRST, an Internet consulting firm. From 1996 to 1999, he worked in the
                                        Business and Strategic Planning department of Frito-Lay Company. Mr. Baratta received his bachelors degree from the University of Virginia in 1991 and his masters in business administration from The Wharton School of the University of Pennsylvania in 1996.

Michael R. Donn............        55   Mr. Donn has served as a Company  officer since January 1, 2001.  From 1994
     Senior Vice President              to 2000, Mr. Donn, brother of Jacqueline  McGuire,  served as the President
     of Operations and                  of the Miami-Dade County Fire Fighters Association,  a 1700-member employee
     Treasurer                          association  for which he also served as vice president and treasurer since
                                        1982. From 1978 to 1980, he conducted the day-to-day operations of Dade Oil
                                        Company as General Manager. Mr. Donn received associates degrees in the arts and in the sciences (Fire Administration) from Miami-Dade Community College in
                                        1976 and 1978, respectively.

Stephen R. Johnson.........        56   Mr.  Johnson  joined the  Company as an officer on January 1, 2003.  He had
     Senior Vice President of           served  on  the  Company's  Board  of  Advisors  since  February  2,  2001.
     Marketing                          Previously,  he served as vice-president for the Ocean Development Group, a cruise ship development company. From 1997 to 2002, he served as president of
                                        Marine Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as president and from 1991 to 1994 as vice-president of Atlantic Marine Inc. Over a 20-year career with Bethlehem Steel Corporation, he has held positions that include President of the Ocean Shipping subsidiaries and Senior Manager of the
                                        Sparrows Point Shipyard. Mr. Johnson received his bachelors degree in Marine
                                        Transportation from the State University of New York Maritime College in 1968.
                                        He has attended programs at the SeaTrade Academy, London, AMA, and Harvard
                                        Graduate School of Business.


ADVISORY BOARD. The Company's Board of Directors established an Advisory Board in June 2000. David M. Ransom serves as its chairman. On August 18, 2001, Patrick Bischoff was appointed to the Company's Board of Advisors, and, on October 16, 2002, Mr. Bischoff was elected to the Company's Board of Directors. On November 26, 2002, Mr. Buccellato was appointed to the Company's Board of Advisors.

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

Carl Buccellato                    Mr.  Buccellato  was  appointed  to the Board of Advisors in  November  2002.  Mr.
    Advisor                        Buccellato  is a retired  executive  who  previously  served as Chairman,  CEO and
                                   President  of  Homeowners  Group and  founded and served as CEO and  President  of
                                   Homeowners  Association of America.  Mr. Buccellato is a successful  entrepreneur, who has started  multiple  companies and has sold or taken public three  different companies.  He is also active on the Boards of  Landstar,  Inc.,  PhyloMed,  Inc.,
                                   Elliemae.com,  Inc.,  Netstaff,  Inc.,  ChoiceHire.com,   C.I.S.  UK,  and  Celexx
                                   Corporation.  Mr.  Buccellato  has also been a member of the Board of Trustees for
                                   St. Thomas University since 1994.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table displays information concerning compensation paid or accrued for the fiscal years ended December 31, 2002, 2001 and 2000, for the benefit of our named executive officers.

                                              SUMMARY COMPENSATION TABLE

                                                 Annual Compensation            Long-Term Compensation Awards
                                           -------------------------------------------------------------------------
                                                 Salary          Bonus      Restricted Stock       Securities
                                    Fiscal                                      Award(s)       Underlying Options
Name and Principal Position(s)       Year         ($)             ($)             ($)                 (#s)
--------------------------------------------------------------------------------------------------------------------
Robert O. Baratta                    2002       177,602(1)       13,702            --                  --
President, Chief Executive           2001       242,500            --          288,000(2)         3,050,000(3)
Officer and Vice Chairman            2000          --              --              --                  --

John P. Odwazny                      2002       130,000            --              --                  --
Chief Operating Officer and          2001       108,333            --          288,000(4)           450,000(5)
Director                             2000          --              --              --                  --

Dennis McGuire                       2002       183,331(6)       13,702            --                  --
Chief Technology Officer             2001       275,000            --              --             2,550,000(7)
and Director of Sales                2000       260,000            --              --                  --

Jacqueline K. McGuire                2002       133,333            --              --                  --
Senior Vice President -              2001       150,000            --          432,000(8)           300,000
Administration and Secretary         2000       130,000            --              --                  --

Michael R. Donn                      2002       110,000            --              --                  --
Senior Vice President -              2001       110,000            --          288,000(9)           200,000
Operations and Treasurer             2000        41,400(10)        --              --               200,000(11)

----------
(1) $160,207 of Dr. Baratta's salary for 2002 was voluntarily deferred, and has been credited to accrued wages. These accrued wages, plus $105,000 in wages accrued in 2001, are payable upon demand.
(2) Dr. Baratta received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Dr. Baratta agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.
(3) Option grants to Dr. Baratta in 2001 include 500,000 shares pursuant to his part-time employment agreement; 1,000,000 shares pursuant to his full-time employment agreement; 1,500,000 shares pursuant to his full-time employment agreement and subject to certain Company earnings performance targets, 500,000 shares of which were forfeited in July 2002 when certain Company performance targets were not met; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001.
(4) Mr. Odwazny received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Mr. Odwazny agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.

(5) Option grants to Mr. Odwazny in 2001 include 400,000 shares pursuant to his amended full-time employment agreement; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001.
(6) $146,517 of Mr. McGuire's salary for 2002 was voluntarily deferred, and has been credited to accrued wages. These accrued wages, plus $186,643 in wages accrued in 1999, are payable upon demand.
(7) Option grants to Mr. McGuire in 2001 include 1,000,000 shares pursuant to his full-time employment agreement; 1,500,000 shares pursuant to his full-time employment agreement and subject to certain Company earnings performance targets, 500,000 shares of which were forfeited in July 2002 when certain Company performance targets were not met; and 50,000 shares pursuant to his reelection to serve on the Board of Directors in August 2001. Effective March 1, 2002, Mr. McGuire resigned from the Board of Directors for personal reasons.
(8) Ms. McGuire received a one-time grant of restricted stock under which she was awarded 150,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Ms. McGuire agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.
(9) Mr. Donn received a one-time grant of restricted stock under which he was awarded 100,000 shares of the Company's Common Stock, effective as of January 1, 2001. On March 31, 2002, Mr. Donn agreed to the Company placing restrictions upon the resale of the shares which expire according to the following schedule: 40% of shares on April 15, 2002; 30% of shares on April 15, 2003; and 30% of shares on April 15, 2004.
(10) Mr. Donn received compensation in 2000 under a consulting arrangement with the Company, prior to his joining the Company as a full-time employee on January 1, 2001.
(11) Options grants to Mr. Donn in 2000 totaled 200,000 shares received as a consultant to the Company.

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

The table below sets forth information for each named executive officer with regard to the aggregate stock options held at December 31, 2002. No stock options were exercised by any of the named executive officers during 2002. No stock options were granted during 2002.

                               Shares                  Number of Securities        Value of Unexercised
                              Acquired                Underlying Unexercised      In-the-Money Options at
                                Upon       Value        Options at FY-End               FY-End (1)
                                                   ----------------------------------------------------------
 Name                         Exercise   Realized  Exercisable  Unexercisable   Exercisable   Unexercisable
                                 (#)        ($)        (#)           (#)            ($)            ($)
 ------------------------------------------------------------------------------------------------------------
 Robert O. Baratta               --         --        1,516,500       1,033,500      -              -
 John P. Odwazny                 --         --           83,166         366,834      -              -
 Dennis McGuire                  --         --        1,016,500       1,033,500      -              -
 Jacqueline K. McGuire           --         --           66,666         233,334      -              -
 Michael R. Donn                 --         --          266,666         133,334      -              -

----------
(1) Based on a price per share of $1.30, reflecting sales of Common Stock by the Company in 2002. No sales were made in the fourth quarter. Because the Company's Common Stock is not listed on any public exchange or established trading market, this may or may not be indicative of the fair market value of the Company's Common Stock.

                      EQUITY COMPENSATION PLAN INFORMATION

                                      Number of Securities To      Weighted-Average          Number of
                                      Be Issued Upon Exercise     Exercise Price of          Securities
                                      of Outstanding Options,    Outstanding Options,   Remaining Available
                                        Warrants and Rights      Warrants and Rights    For Future Issuance
Equity Compensation Plans Approved
by Security Holders
------------------------------------- ------------------------- ----------------------- ---------------------
1999 Outside Director Stock Option
      Plan                                             0                       0                       0
 2000 Long-Term Incentive Plan                   569,995                   $3.04                       0
------------------------------------- ------------------------- ----------------------- ---------------------
Total                                            569,995                   $3.04                       0


Equity Compensation Plans Not
Approved by Security Holders                   9,422,810                   $2.65                       0
------------------------------------- ------------------------- ----------------------- ---------------------

Total All Equity Compensation Plans            9,992,805                   $2.67                       0

EMPLOYMENT AGREEMENTS

ROBERT O. BARATTA. In January 2001, the Company entered into a part-time employment agreement with Dr. Baratta effective from January 1, 2001 to June 30, 2001, which provided for a salary of $105,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a non-qualified stock option to acquire 500,000 shares of the Company's common stock at an exercise price of $3.00 per share exercisable through December 31, 2005, and payment of normal business expenses. The Company subsequently entered into a full-time employment agreement with Dr. Baratta effective July 1, 2001 to June 30, 2004, which provided for an annual salary of $275,000, a non-qualified stock option to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2002 through June 30, 2007 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2003 through June 30, 2008 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2004 through June 30, 2009 and subject to certain Company earnings performance targets, and payment of normal business expenses. In January 2002, Dr. Baratta began deferring the majority of his salary and has continued to do so through March 2003. In April 2002, Dr. Baratta agreed to reduce his annual salary from $275,000 to $137,500 for the duration of his full-time employment agreement. In July 2002, Dr. Baratta forfeited his non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007 when certain Company earnings performance targets were not met.

DENNIS E. MCGUIRE. In January 2001, the Company entered into an employment agreement with Mr. McGuire effective July 1, 2001 to June 30, 2004, which provided for an annual salary of $275,000, a non-qualified stock option to acquire 1,000,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2002 through June 30, 2007 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2003 through June 30, 2008 and subject to certain Company earnings performance targets, a non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable beginning July 1, 2004 through June 30, 2009 and subject to certain Company earnings performance targets, and payment of normal business expenses. In February 2002, Mr. McGuire began deferring the majority of his salary and has continued to do so through March 2003. In May 2002, Mr. McGuire agreed to reduce his annual salary from $275,000 to $137,500 for the duration of his full-time employment agreement. In July 2002, Mr. McGuire forfeited his non-qualified stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through June 30, 2007 when certain Company earnings performance targets were not met.

JOHN P. ODWAZNY. In January 2001, the Company entered into an employment agreement with Mr. Odwazny effective March 1, 2001 to December 31, 2003, which agreement was amended on April 15, 2001, and which currently provides for an annual salary of $130,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares vested on 12/31/01 and 12/31/02, and 33,333 shares shall vest on 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 300,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 100,000 shares shall vest on 12/31/04, 12/31/05, and 12/31/06, and payment of normal business expenses.

JACQUELINE K. MCGUIRE. In January 2001, the Company entered into an employment agreement with Ms. McGuire effective January 1, 2001 to December 31, 2003, which currently provides for an annual salary of $150,000, a restricted stock grant of 150,000 shares of the Company's Common Stock as an incentive bonus, and, as amended by her stock option agreement with the Company, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2010 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares vested on 12/31/01 and 12/31/02, and 33,333 shares shall vest on 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 200,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 66,666 shares shall vest on 12/31/04 and 12/31/05, and 66,668 on 12/31/06, and payment of normal business expenses. In May 2002, Ms. McGuire agreed to reduce her annual salary to $125,000 for the duration of her full-time employment agreement.

MICHAEL R. DONN. In January 2001, the Company entered into an employment agreement with Mr. Donn effective January 1, 2001 to December 31, 2003, which currently provides for an annual salary of $110,000, a restricted stock grant of 100,000 shares of the Company's Common Stock as an incentive bonus, a stock option grant to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007 issued as follows: an incentive stock option for 99,999 shares subject to vesting as follows: 33,333 shares vested on 12/31/01 and 12/31/02, and 33,333 shares shall vest on 12/31/03, and a non-qualified stock option for 1 share shall vest on 12/31/03, a non-qualified stock option to acquire 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share exercisable through December 31, 2007, subject to vesting as follows: 33,333 shares shall vest on 12/31/04 and 12/31/05, and 33,334 on 12/31/06, and payment of normal business expenses.

CONSULTING AGREEMENT

GEORGE R. STERNER. In September 2001, the Company entered into a consulting agreement with Admiral Sterner, effective September 1, 2001. In March 2002, Admiral Sterner was elected to the Company's Board of Directors. Pursuant to such agreement, Mr. Sterner receives consulting fees of $10,000 per month and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products and hydrojetting services to the United States Navy and certain large U.S. shipyards and defense contractors. The agreement terminates in December 2003. No consulting fees have been paid to Admiral Sterner to date, and, at December 31, 2002, the Company is indebted to Admiral Sterner in the amount of $160,000 for such unpaid consulting fees.

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

The Company has made the following awards under this plan:

         On August 15, 1999, the Board of Directors awarded options to purchase an aggregate of 1,000,000 shares of Common Stock to 5 newly-elected Directors. The options have an exercise price of $1.875 per share and are exercisable through August 15, 2002. Through December 31, 2002, these options to purchase 1,000,000 shares of Common Stock have either expired or been forfeited. At March 31, 2003, total option grants outstanding under the 1999 Outside Directors Stock Option Plan covered the purchase of no shares of Common Stock.

The following table summarizes the compensation to directors in 2002:

                                         CASH COMPENSATION                 SECURITY GRANTS
                                        ----------------------     --------------------------------
                                                                                          NUMBER OF
                         ANNUAL                      CONSULTING      NUMBER              SECURITIES
                        RETAINER       MEETING       FEE/OTHER         OF                UNDERLYING
     NAME                FEE ($)       FEES ($)        FEES ($)      SHARES (#)         OPTIONS/SARS (#)
     ----                -------       --------        --------      ----------         ----------------
W.A. Owens                   0              0            0                --                --
R.O. Baratta                 0              0            0                --                --
J.E. Bares                   0              0            0                --                --
P. Bischoff                  0              0            0                --                --
R.G. Buchanan                0              0            0                --                --
J.M. Cousteau                0              0            0                --                --
J.M. Gumersell               0              0            0                --                --
G.G. Kuljian                 0              0        3,375(1)             --                --
J. Lewis                     0              0            0                --              50,000(2)
T.J. Lopez                   0              0            0                --                --
J.P. Odwazny                 0              0            0                --                --
E.C. Rainis                  0              0            0                --              87,500(3)
G.R. Sterner                 0              0      120,000(4)             --             200,000(5)

----------
(1) Consulting fees incurred largely as a result of Mr. Kuljian's presentation of a technical paper at the Society of Naval Architects and Marine Engineers (SNAME) Ship Production Symposium in September 2002.
(2)      Options granted to Mr. Lewis upon his election to the Board.
(3) Options granted to Mr. Rainis in connection with an aggregate of $1,325,000 he has lent to the Company since October 2001.
(4) Consulting fees incurred pursuant to the Company's consulting agreement with Mr. Sterner. These fees have not been paid and are reflected in the Company's notes payable to related parties.
(5)      Options granted to Mr. Sterner upon his election to the Board.

Directors Bischoff and Rainis are each entitled to receive stock option grants to purchase 200,000 shares of the Company's Common Stock, upon their election to the Company's Board of Directors. Both have chosen to defer receipt of these grants until such grants can be issued under a new Directors Stock Option Plan to be considered by shareholders at the Company's next annual meeting.

The board of directors had nine meetings during 2002.

STOCK PLAN

The UltraStrip Systems, Inc. 2000 Long Term Incentive Program (the "Plan"), adopted by the Company after approval by the Company's shareholders at the annual meeting of shareholders on August 18, 2000, was designed to encourage selected employees of the Company to acquire a proprietary and vested interest in the growth and performance of the Company to generate an increased incentive to contribute to the Company's future success and prosperity, thus enhancing the value of the Company for the benefit of shareholders, and to enhance the Company's ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, the sustained progress, growth and profitability of the Company depends. The Plan fixed a total of 4,000,000 shares of common stock available for awards during its five-year term. The Plan provides that awards to employees who are, or are likely to be, "covered employees" under the Internal Revenue Code may be made subject to the achievement of certain performance goals in order for the compensation to such employees to qualify as "performance-based compensation" under the Code, and therefore be deductible for federal income tax purposes by the Company.

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

Pursuant to the terms of the Plan, no new awards can be granted under the Plan after September 1, 2002.

The Company has made the following awards under this plan:

         From January 1, 2001 through March 31, 2001, the Board of Directors and the Company awarded options to purchase an aggregate of 524,995 shares of Common Stock to officers and employees. The options have an exercise price of $3.00 per share and expire from March 4, 2005 through December 31, 2010.

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

         In January 2003, unvested options to purchase 12,500 shares of Common Stock were forfeited when an employee resigned from the Company. At March 31, 2003, total option grants outstanding under the 2000 Long-Term Incentive Plan covered the purchase of 557,495 shares of Common Stock.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

No Form 3, 4 or 5 was filed by any director, officer or beneficial owner of more than ten percent of any of the Company's equity securities during fiscal year 2002. Since the Company and these individuals became aware, in May 2001, of the Company's status as a public company and their resulting reporting obligations pursuant to the United States Securities and Exchange Act of 1934, the Company has diligently focused its attention and expended significant resources on preparing and filing its periodic reports required under the United States Securities and Exchange Act of 1934. The Company is close to achieving its goal of filing its required periodic reports and is now able to assist its directors, officers and ten percent shareholders in complying with their Exchange Act reporting obligations by confirming their ownership of the Company's equity securities as of the reporting dates required by Section 16 (a) and by assisting with the completion of the required forms. The Company expects the required forms will be filed as soon as practicable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of March 31, 2003 with respect to the beneficial ownership of shares of Common Stock, including shares as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, by (i) each person owning more than five percent, (ii) each director and named executive officer, and (iii) all named executive officers and directors as a group:

                                                            Common Shares
                                                          Underlying Options,
                                                           Warrants, and
Owner                               Common Shares           Preferred Stock            Total       Percent
-----                               -------------           ---------------            -----       -------
Kevin P. Grady(3)                      7,081,394                  66,666             7,148,060      16.84
Dennis E. McGuire(2)(3)                5,231,966  (4)          1,016,500             6,248,466      14.72
Robert O. Baratta(1)(2)(3)               728,333  (5)          1,779,500  (6)        2,507,833       5.91
Eugene C. Rainis(1)                    1,200,000                 445,900  (7)(8)     1,645,900       3.88
John P. Odwazny(1)(2)                    504,307  (9)             83,166               587,473       1.38
Michael R. Donn(2)                        85,000                 266,666               351,666       0.83
George R. Sterner(1)                           0                 256,600               256,600       0.60
Jean-Michel Cousteau(1)                  200,000                  16,500               216,500       0.51
Jacqueline K. McGuire(2)                  90,000                  66,666               156,666       0.37
John M. Gumersell(1)                      70,000                  16,500                86,500       0.20
Patrick Bischoff(1)                       34,666  (10)            50,000                84,666       0.20
R. Gerald Buchanan(1)                     50,000                  16,500                66,500       0.16
Gordon G. Kuljian(1)                           0                  16,500                16,500       0.04
T. Joseph Lopez(1)                             0                  16,500                16,500       0.04
John E. Bares(1)(11)                           0                       0                     0       0.00
William A. Owens(1)(12)                        0                       0                     0       0.00
Officers and directors as a
group  (15 persons)                    8,194,272               4,047,498            12,241,770      28.85

____________________
(1)      A director
(2)      A named executive officer
(3)      5% shareholder
(4) On March 29, 2002, such shares were placed in the 2002 UltraStrip Stock Trust, with Mr. Steve Bronis, Esq., c/o Zuckerman Spaeder LLP, Miami Center, 301 Biscayne Boulevard, Suite 900, Miami, Florida, 33131-4326, as Trustee. The trustee has the exclusive right to vote the securities owned by the Trust and specifically can do any act or exercise any power with respect to securities under Section 15(b)(5), take any action deemed advisable for the protection, maintenance, and promotion of the assets owned by the trust under Section 15(b)(8) and take all other actions granted under Florida law to a trustee under Section 15(c) [including the power to vote securities under Florida Stat. Sec. 737.402(2)(n)]. The 2002 UltraStrip Stock Trust has a duration of 5 years.
(5) Includes shares for which beneficial ownership is disclaimed: 45,000 owned by wife.
(6) Includes 96,000 and 167,000 shares, respectively, issuable upon conversion of Series A and Series B redeemable convertible cumulative preferred stock.
(7) Includes warrants for which beneficial ownership is disclaimed: 25,000 owned by wife.
(8) Includes 66,800 shares issuable upon conversion of Series B redeemable convertible cumulative preferred stock.
(9) Includes shares for which beneficial ownership is disclaimed: 346,112 common shares owned by wife.

(10) Includes shares for which beneficial ownership is disclaimed: 34,666 common shares held by Spinnaker Ventures, LLC, of which Mr. Bischoff is the managing partner.
(11) On March 18, 2002, Dr. Bares elected to forfeit his previously disclosed 1999 and 2001 option grants.
(12) On December 20, 2002, Admiral Owens elected to forfeit his previously disclosed 2000 and 2001 option grants.

The business address of each of the owners is c/o UltraStrip Systems, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, the Company has engaged in certain transactions with directors, executive officers and significant shareholders, in which the amount involved exceeds $60,000, as follows:

Dr. Bares, a director, serves as the director of the National Robotics Engineering Consortium (NREC) at Carnegie Mellon University. The Company and NREC entered into a development agreement in September 1999 pursuant to which the NREC designs and develops technologies and constructs robots that are derivative of the Company's original robotic stripping concept. The Company expended $1,379,749 and $217,348 to NREC in 2001 and 2002, respectively, pursuant to the development agreement. At December 31, 2002, $217,348 was payable to Carnegie Mellon University for engineering and manufacturing services performed in 2002.

Mr. Buchanan, a director, serves as Managing Director for Wallem Shipmanagement. Wallem provided the staff for the Company's operating crew for the Tecor contract/demonstration in Portugal. The Company reimbursed Wallem $87,721 and $27,482 in 2001 and 2002, respectively, related to the Tecor contract, and an additional $39,265 was payable to Wallem at December 31, 2002.

In 2001 and 2002, Mr. McGuire, an executive officer and director, assigned two patents, No. 6,287,389 and No. 6,425,340 B1, with respect to ultra-high pressure automobile paint stripping and the method and apparatus for ultra-high pressure coatings removal from the hulls of vessels using a robotic vehicle, respectively, to the Company. In 1999, the Company had exercised an option to acquire a patent relating to the apparatus and methodology for coatings removal from the hulls of vessels using ultra-high pressure water, which is the core technology used in the Company's products, from AmClean, Inc, a company controlled by Mr. and Mrs. McGuire and Mr. Grady. Mr. McGuire and Mr. Grady each are an employee and shareholder of the Company, and Mrs. McGuire is an officer and shareholder of the Company.

Over the last two years, the Company has relied on borrowings principally from officers, directors and significant shareholders to fund its operations. The table below sets forth the financing activities with related parties during 2001 and 2002:

                                               Financing Activities

Name                        Amounts                              Extension      Amounts
                        Outstanding     Amounts                    of         Outstanding
                        at 12/31/01     Loaned    Repayments    Maturities    at 12/31/02     Due Dates
                      ---------------------------------------------------------------------------------------------
Eugene                   $  865,417    $ 325,000  $ (200,000)   $1,000,000    $ 1,109,472    $125,000 due 7/7/03;
Rainis(1)(4)(6)                                                                              $1,000,000 due 9/16/03

Dennis and
Jacqueline                  566,544      773,500    (685,000)            -        655,044    $10,000 due 5/30/03;
McGuire(2)(3)                                                                                $645,044 due on demand

Kevin Grady(3)              517,893            -            -            -        517,893    Due on demand

Robert
Baratta(1)(2)(3)                  -      215,500     (45,000)            -        170,500     $15,000 due 7/11/03;
                                                                                              $15,000 due 9/17/03;
                                                                                              $140,500 due on demand

George Sterner(1)                 -      160,000            -            -        160,000     Due 3/31/03

AmClean, Inc.(5)                  -       40,000            -            -         40,000     Due on demand
-----------------------------------------------------------------------------------------
Total Financing         $ 1,949,854   $1,514,000  $ (930,000)   $1,000,000    $ 2,652,909
Activities
-----------------------------------------------------------------------------------------

(1)      Director
(2)      Officer
(3)      5% Shareholder
(4)      Shareholder
(5)      A corporation controlled by Mr. and Mrs. McGuire and Mr. Grady
(6) An aggregate of 192,500 warrants to purchase shares of the Company's Common Stock at an exercise price of $0.07 per share have been issued in connection with loans provided by Mr. Rainis through December 31, 2002.

Through May 19, 2003, the Company has repaid $265,000 in unsecured demand loans owed to Mr. and Mrs. McGuire. In addition, the Company has executed twelve new note agreements to borrow an aggregate of $407,500 on a demand basis from certain officers and Directors of the Company (including Messers. Baratta, Rainis, and McGuire). The Company has also twice extended the maturity date of the $1,000,000 promissory note from Mr. Rainis, first on January 17, 2003, for additional warrants to purchase 130,000 shares of Common Stock at an exercise price of $0.07 per share, and most recently on May 16, 2003 for four additional months until September 16, 2003, for additional warrants to purchase 130,000 shares of Common Stock at an exercise price of $0.07 per share. The Company has also extended the maturity date of the $125,000 promissory note from Mr. Rainis three times, first on February 7, 2003, for additional warrants to purchase 5,000 shares of Common Stock at an exercise price of $0.07 per share, second on March 7, 2003, for additional warrants to purchase 10,000 shares of Common Stock at an exercise price of $0.07 per share, and most recently on May 7, 2003 for two additional months until July 7, 2003, for additional warrants to purchase an aggregate of 10,000 shares of Common Stock at an exercise price of $0.07 per share.

The Company is also indebted to certain officers in respect of accrued wages, as follows: Mr. Dennis McGuire, co-founder and Chief Technology Officer, is owed $333,161 in wages accrued in 1999 and 2002; Dr. Robert Baratta, President and CEO, is owed $265,207 in wages accrued in 2001 and 2002; and Mr. Michael Cristoforo, an employee, is owed $63,265 for wages accrued in 2002.

The Company is indebted to Admiral Sterner, a director, in the amount of $160,000 for unpaid consulting fees incurred pursuant to the Company's Consulting Agreement dated September 1, 2001 with Admiral Sterner. Pursuant to such agreement, Admiral Sterner receives consulting fees of $10,000 per month and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products and hydrojetting services to the United States Navy and certain large U.S. shipyards and defense contractors. The agreement terminates in December 2003.

Mr. Gumersell was a party to an agreement with the Company in 2000, pursuant to which 50,000 shares of Common Stock were issued in 2001 for pre-employment services.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.
10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB.
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.
10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society
10.15                Promissory Note executed by UltraStrip Systems,        Incorporated by reference to Exhibit 10.15 to
                     Inc. in favor of Kevin P. Grady dated March 16, 2001   the Form 10-SB.
10.16                Full-time Employment Agreement - Robert O. Baratta     Incorporated by reference to Exhibit 10.14 to
                                                                            the Form 10Q-SB for the quarter ended March 31,
                                                                            2001.
10.17                Employment Agreement - Dennis McGuire                  Incorporated by reference to Exhibit 10.15 to
                                                                            the Form 10Q-SB for the quarter ended March 31,
                                                                            2001.
10.18                Consulting Agreement with George Sterner               Incorporated by reference to Exhibit 10.18 to
                                                                            the Form 10-KSB for the year ended December 31,
                                                                            2001.
10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB.
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
10.28                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.28 to
                     and Dennis McGuire dated April 11, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.29                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.29 to
                     and Kevin Grady dated April 11, 2002                   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.30                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.30 to
                     and Robert Baratta dated April 15, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 17, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.
10.33                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.33 to
                     and AmClean, Inc. dated May 8, 2002                    the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.34                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.34 to
                     and Dennis and Jacqueline McGuire dated May 30, 2002   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.35                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.35 to
                     and Robert Baratta dated June 7, 2002                  the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.36                Assignment of U.S. Patent Serial No. 08/854,384        Incorporated by reference to Exhibit 10.36 to
                     from Dennis McGuire to UltraStrip Systems, Inc.        the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.37                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.37 to
                     and Eugene Rainis dated July 3, 2002                   the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.38                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.38 to
                     and Robert Baratta dated July 11, 2002                 the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.39                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.40 to
                     and Robert Baratta dated September 17, 2002            the Form 10-QSB for the quarter ended September
                                                                            30, 2002.

10.40                Employment agreement - Stephen R. Johnson              Filed herewith.
10.41                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated October 3, 2002
10.42                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated October 3,
                     2002
10.43                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated October
                     18, 2002 (including original agreement)
10.44                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated October 25,
                     2002
10.45                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated October 31,
                     2002
10.46                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated November 19, 2002
10.47                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated November 26, 2002
10.48                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated November
                     27, 2002
10.49                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated December 4, 2002
10.50                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated December 4,
                     2002
10.51                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Eugene Rainis dated December 9, 2002
10.52                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated December 18, 2002
10.53                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated December
                     19, 2002

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the three months ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES.

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ULTRASTRIP SYSTEMS, INC.

Date:    June 6, 2003                  /s/ Robert O. Baratta
                                       ---------------------------------
                                       President, Chief Executive Officer
                                       and Vice Chairman

                                       /s/ Scott R. Baratta
                                       ---------------------------------
                                       Principal Accounting and Finance Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                 Title                                            Date
---------                                 -----                                            ----

/s/ William A. Owens                     Chairman                                       June 6, 2003
--------------------------
William A. Owens

/s/ Robert O. Baratta                    Vice Chairman, President and Chief             June 6, 2003
--------------------------               Executive Officer
Robert O. Baratta

/s/ John Bares
--------------------------               Director                                       June 6, 2003
John Bares


/s/ Patrick Bischoff                     Director                                       June 6, 2003
--------------------------
Patrick Bischoff

/s/ R. Gerald Buchanan
--------------------------               Director                                       June 6, 2003
R. Gerald Buchanan


--------------------------               Director                                       June 6, 2003
Jean-Michel Cousteau

/s/ John M. Gumersell                    Director                                       June 6, 2003
--------------------------
John M. Gumersell


--------------------------               Director                                       June 6, 2003
Gordon G. Kuljian


/s/ John P. Odwazny                      Director                                       June 6, 2003
--------------------------
John P. Odwazny


/s/ Eugene C. Rainis                    Director                                       June 6, 2003
-------------------------
Eugene C. Rainis


-------------------------                Director                                       June 6, 2003
George R. Sterner

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



/s/ Robert O. Baratta
------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
------------------------------------
Senior Vice President - Finance (Chief Financial Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing of this annual report ("Evaluation Date");

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to made significant deficiencies and material weaknesses.


Date:  June 6, 2003                         /s/ Robert O. Baratta
                                             ---------------------------------
                                            Robert O. Baratta
                                            President, Chief Executive Officer
                                            and Vice Chairman of the Board

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and internal controls and procedures for financial reporting as of a date within 90 days prior to the filing of this annual report ("Evaluation Date");

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures and internal controls. and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal controls and procedures for financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were any significant changes in internal or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to made significant deficiencies and material weaknesses.


Date:  June 6, 2003                            /s/ Scott R. Baratta
                                               -----------------------------
                                               Scott R. Baratta
                                               Senior Vice President - Finance
                                               (Chief Financial Officer)

INDEX TO UNAUDITED FINANCIAL STATEMENTS




                                                                      Page
                                                                      ----

Management's Notice about Financial Statements                         F-2

Balance Sheets (unaudited)                                             F-3

Statements of Operations (unaudited)                                   F-4

Statements of Changes in Capital Deficit (unaudited)                   F-5

Statements of Cash Flows (unaudited)                                   F-6

Notes to Financial Statements  (unaudited)                             F-7

The accompanying financial statements for the two year period ended December 31, 2002 are unaudited but, in the opinion of the Company, reflect all adjustments necessary for a fair presentation of such data. Reference is also made to the certifications of the Company's President and Chief Executive Officer and the Company's Senior Vice President of Finance. The financial statements contained in this report do not contain an audit opinion by the Company's independent auditors, as required by Regulation S-B, as the Company currently is unable to pay the balance due to its independent auditors for audit services performed for the year ended December 31, 2002. The Company believes that the audit work has been substantially completed, and, upon final payment of this balance, the opinion of the Company's independent auditors, as well as any necessary updates to the Company's subsequent events disclosure, will be provided by amendment to this report. Accordingly, each page of the accompanying financial statements has been marked "unaudited".

                                                                                           UltraStrip Systems, Inc.

                                                                                         Balance Sheets (unaudited)
=====================================================================================================================


December 31,                                                                                     2002         2001
---------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                         $         54,484      543,934
   Accounts receivable                                                                         53,659        7,799
   Note receivable from officer (Note 3)                                                            -       50,000
   Inventories                                                                                 17,691      591,055
   Prepaid expenses and other                                                                  24,894      108,540
---------------------------------------------------------------------------------------------------------------------

Total current assets                                                                          150,728    1,301,328

Property and equipment, net (Notes 4 and 5)                                                 1,933,522    2,450,329
Patents, less accumulated amortization of $17,292 and $11,528, respectively                    95,365       97,805
---------------------------------------------------------------------------------------------------------------------

Total                                                                                $      2,179,615    3,849,462
=====================================================================================================================

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit

Current Liabilities
   Accounts payable                                                                  $        928,895    1,186,139
   Accounts payable - related parties (Note 10)                                               434,949      731,227
   Accrued expenses                                                                         1,100,447      703,671
   Deferred revenue                                                                                 -      125,000
   Notes payable to related parties (Note 5(a))                                             2,927,909    1,431,961
   Notes payable - current portion (Note 5(b))                                                208,176       11,813
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   5,600,376    4,189,811

   Notes payable to related parties, less current portion (Note 5(a))                               -      517,893
   Notes payable, less current portion (Note 5(b))                                             78,461       91,626
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           5,678,837    4,799,330

Redeemable convertible cumulative preferred stock series A, 250 shares authorized; 28 and 34 shares, respectively, issued and outstanding, $25,000
   per share redemption amount plus dividends in arrears (Note 7)                           1,203,848    1,246,025

Redeemable convertible cumulative preferred stock series B, 4,000 shares authorized; 1,054 and 1,056 shares, respectively, issued and outstanding,
   $2,500 per share redemption amount plus dividends in arrears (Note 7)                    3,245,775    2,987,251

Commitments and Contingencies (Notes 2, 10 and 12)

Capital Deficit (Notes 6, 7 and 8)

   Common stock, $0.01 par value; 100,000,000 shares authorized; 42,437,394 and
     42,382,679 shares, respectively, issued and outstanding                                  424,374      423,827
   Additional paid-in capital                                                              18,276,200   18,301,048
   Additional paid-in capital - unissued subscribed shares                                          -       75,000
   Deferred compensation                                                                      (42,998)     (65,576)
   Accumulated deficit                                                                    (26,606,421) (23,917,443)
---------------------------------------------------------------------------------------------------------------------

Total capital deficit                                                                      (7,948,845)  (5,183,144)
---------------------------------------------------------------------------------------------------------------------

Total                                                                                $      2,179,615    3,849,462
=====================================================================================================================
                                                           See accompanying notes to unaudited financial statements.


                                                                                           UltraStrip Systems, Inc.

                                                                               Statements of Operations (unaudited)
====================================================================================================================


Year ended December 31,                                                              2002                    2001
--------------------------------------------------------------------------------------------------------------------
Revenues (Note 11):
     Equipment sales                                                     $      2,425,334        $        850,000
     Hydrojetting contracts                                                       457,063                 858,077
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                                  2,882,397               1,708,077
--------------------------------------------------------------------------------------------------------------------

Cost of revenues:
     Cost of equipment sales (Note 4)                                           1,287,220               1,803,219
     Cost of hydrojetting contracts                                               367,316               1,413,191
--------------------------------------------------------------------------------------------------------------------

Total cost of revenues                                                          1,654,536               3,216,410
--------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                             1,227,861              (1,508,333)

Operating expenses:
     Selling, general and administrative, excluding non-cash
     compensation (benefit)                                                     4,452,128               5,803,295
     Non-cash compensation (benefit) (Notes 6 and 8)                           (1,250,444)             (2,854,040)
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        3,201,684               2,949,255
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (1,973,823)             (4,457,588)

Other income (expense):
     Other income                                                                   9,361                  15,186
     Interest expense                                                            (353,169)                (61,188)
--------------------------------------------------------------------------------------------------------------------

Total other (expense)                                                            (343,808)                (46,002)
--------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (2,317,631)             (4,503,590)

Preferred stock dividends (Note 7)                                               (371,347)               (397,875)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                      $     (2,688,978)       $     (4,901,465)
====================================================================================================================

Net loss per common share (basic and diluted)                            $          (0.06)       $          (0.12)
====================================================================================================================

Weighted average number of common shares outstanding                           42,505,682              41,526,184
====================================================================================================================
                                                           See accompanying notes to unaudited financial statements.




                                                                                         UltraStrip Systems, Inc.

                                                             Statements of Changes in Capital Deficit (unaudited)
=================================================================================================================

                                                                                                     Additional
                                                                                                       Paid-In
                                                                                                       Capital
                                                               Common Stock           Additional      Unissued
                                                        -------------------------       Paid-In       Subscribed
                                                             Shares       Amount        Capital        Shares
----------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001 - as reported                 40,284,140  $   402,841  $  13,872,713 $       75,000

Adjustment - see Note 8                                           -            -      2,805,626              -
----------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001 - restated                    40,284,140      402,841     16,678,339         75,000

Conversion of series B preferred to common (Note 7)          85,170          852        254,148              -
Common stock issued for cash (Note 6)                     1,168,369       11,684      3,995,475              -
Common stock issued for services (Note 6)                   845,000        8,450      2,461,550              -
Issuance of equity instruments for services (Note 8)              -            -        173,160              -
Non-cash compensation (benefit) from variable                     -            -     (5,497,200)             -
options (Note 8)
Deferred compensation (Note 8)                                    -            -         65,576              -
Preferred stock dividends (Note 7)                                -            -              -              -
Grant of warrants for financing (Note 5)                          -            -        170,000              -

Net loss                                                          -            -              -              -
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                             42,382,679      423,827     18,301,048         75,000

Conversion of series A redeemable preferred to              144,000        1,440        148,560              -
common (Note 7)
Conversion of series B redeemable preferred to                1,670           17          4,983              -
common (Note 7)
Common stock issued for cash (Note 6)                       215,385        2,154        278,846              -
Common stock issued in settlement of liabilities             20,000          200         99,800              -
(Note 6)
Shareholder surrender of common stock (Note 6)             (530,000)      (5,300)         5,300              -
Common stock issued for previous subscription                40,000          400         74,600        (75,000)
Issuance of equity instruments for cash (Note 8)                  -            -        500,000              -
Issuance of equity instruments for services (Note 8)              -            -          5,778              -
Warrant exercise for common stock (Note 6)                  158,462        1,585         (1,585)             -
Non-cash compensation (benefit) from variable                     -            -     (1,278,800)             -
options (Note 8)
Deferred compensation (Note 8)                                    -            -              -              -
Preferred stock dividends (Note 7)                                -            -              -              -
Grant of warrants for financing (Note 5)                          -                     137,721              -
Other                                                         5,198           51            (51)             -

Net loss                                                          -            -              -              -
----------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                             42,437,394  $   424,374  $  18,276,200 $            -
================================================================================================================

[RESTUBBED]
                                                                                            Total
                                                           Deferred      Accumulated       Capital
                                                          Compensation     Deficit         Deficit
--------------------------------------------------------------------------------------------------------
Balance at January 1, 2001 - as reported                $           -    $ (16,210,352) $ (1,859,798)

Adjustment - see Note 8                                             -       (2,805,626)           -
--------------------------------------------------------------------------------------------------------

Balance at January 1, 2001 - restated                               -      (19,015,978)   (1,859,798)

Conversion of series B preferred to common (Note 7)                 -                -       255,000
Common stock issued for cash (Note 6)                               -                -     4,007,159
Common stock issued for services (Note 6)                           -                -     2,470,000
Issuance of equity instruments for services (Note 8)                -                -       173,160
Non-cash compensation (benefit) from variable                       -                -    (5,497,200)
options (Note 8)
Deferred compensation (Note 8)                                (65,576)               -             -
Preferred stock dividends (Note 7)                                  -         (397,875)     (397,875)
Grant of warrants for financing (Note 5)                            -                -       170,000

Net loss                                                            -       (4,503,590)   (4,503,590)
--------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                                  (65,576)     (23,917,443)   (5,183,144)

Conversion of series A redeemable preferred to                      -                -       150,000
common (Note 7)
Conversion of series B redeemable preferred to                      -                -         5,000
common (Note 7)
Common stock issued for cash (Note 6)                               -                -       281,000
Common stock issued in settlement of liabilities                    -                -       100,000
(Note 6)
Shareholder surrender of common stock (Note 6)                      -                -             -
Common stock issued for previous subscription                       -                -             -
Issuance of equity instruments for cash (Note 8)                    -                -       500,000
Issuance of equity instruments for services (Note 8)                -                -         5,778
Warrant exercise for common stock (Note 6)                          -                -             -
Non-cash compensation (benefit) from variable                       -                -    (1,278,800)
options (Note 8)
Deferred compensation (Note 8)                                 22,578                -        22,578
Preferred stock dividends (Note 7)                                  -         (371,347)     (371,347)
Grant of warrants for financing (Note 5)                            -                -       137,721
Other                                                               -                -             -

Net loss                                                            -       (2,317,631)   (2,317,631)
--------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                            $     (42,998) $   (26,606,421) $ (7,948,845)
========================================================================================================

                                                 See accompanying notes to unaudited financial statements.

                                                                                           UltraStrip Systems, Inc.

                                                                     Statements of Cash Flows (Note 13) (unaudited)

===================================================================================================================


Year ended December 31,                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                     $   (2,317,631)    $  (4,503,590)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   641,233           596,125
       Provision for equipment impairment                                                    -           611,020
       Accretion of discount on notes payable                                          251,855            35,417
       Amortization of deferred compensation                                            22,578                 -
       Common stock issued for services                                                100,000         2,470,000
       Expense of equity instruments issued for services                                 5,778           173,160
       Non-cash compensation (benefit) from variable options                        (1,278,800)       (5,497,200)
   Change in operating assets and liabilities:
         Accounts receivable                                                           (45,860)           (7,799)
         Inventories                                                                   474,369          (591,055)
         Prepaid expenses and other                                                     83,646          (104,474)
         Accounts payable and accrued expenses                                         139,532         1,115,274
         Accounts payable - related parties                                           (296,278)          731,227
         Deferred revenue                                                             (125,000)          125,000
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                               (2,344,578)       (4,846,895)
-------------------------------------------------------------------------------------------------------------------

Investing activities:
   Patent expenditures                                                                  (3,324)          (14,224)
   Purchase of property and equipment                                                  (15,715)         (634,076)
   Collection (issuance) of note receivable from officer                                50,000           (50,000)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                     27,009          (698,300)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from issuance of notes payable and warrants                                200,000            24,913
   Proceeds from issuance of notes payable and warrants to related parties           2,214,000         1,666,544
   Repayments of notes payable                                                         (11,881)           (9,791)
   Repayments of notes payable to related parties                                   (1,355,000)         (100,000)
   Proceeds from issuance of preferred stock                                                 -           200,000
   Proceeds from issuance of common stock                                              281,000         4,007,159
   Proceeds from sale of warrants                                                      500,000                 -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            1,828,119         5,788,825
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (489,450)          243,630

Cash and cash equivalents, beginning of year                                           543,934           300,304
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                          $       54,484    $      543,934
===================================================================================================================
                                                         See accompanying notes to unaudited financial statements.

                                       Notes to Financial Statements (unaudited)
================================================================================

1.       Summary of Significant Accounting Policies

         Basis of Presentation
         UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998 under the laws of the State of Florida. The Company designs, develops and assembles an automated hydrojetting system that uses ultra-high water pressure to remove coatings from steel surfaces such as ship hulls. The Company commenced significant operations in March 2001; prior to that, the Company was a development stage enterprise and devoted substantially all its efforts to the ongoing development of the Company.

         The Company operates solely in one reportable operating segment. Management monitors and reviews the operating results of equipment sales and contract activities and allocates resources solely on an aggregate basis.

         Cash and Cash Equivalents
         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.

         Accounts Receivable
         Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to shipyards and hydrojetting contractors and performs services for shipyards and ship owners. The Company generally requires deposits or letters of credit from customers when purchasing its robotic hydrojetting systems.

         Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the available information, the Company believes that its allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowance.

         Fair Value of Financial Instruments
         The carrying amounts of the Company's financial assets, including cash and cash equivalents, accounts receivable and of certain financial liabilities (accounts payable, accounts payable - related parties and accrued expenses), approximate fair value because of their short maturities.

         Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to related parties and notes payable approximate fair value.

         Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $2,000,000.

                                       Notes to Financial Statements (unaudited)
================================================================================

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

         Inventories
         From time-to-time, the Company maintains inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. At December 31, 2002, inventories consisted of $17,691 of spare parts. At December 31, 2001, inventories consisted of $456,678 of finished goods and $134,377 of work in process.

         Property and Equipment and Depreciation
         Property and equipment consists principally of automated hydrojetting machinery and equipment held for rent or for use in contract performance and is recorded at cost. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

         Impairment of Long-Lived Assets
         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         Patents
         Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2002 and 2001 have either been acquired from a related company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis of the related company or the shareholder. The Company recognized amortization expense of $5,764 for the years ended December 31, 2002 and 2001.

                                       Notes to Financial Statements (unaudited)
================================================================================

         Revenue Recognition
         Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, collection is probable, and any future obligations of the Company are insignificant. Revenue from hydrojetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed.

         The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

         Research and Development
         Expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $96,154 and $629,801 for the years ended December 31, 2002 and 2001, respectively.

         Advertising
         The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations when incurred; such amounts aggregated $53,887 in 2002 and $220,505 in 2001.

         Stock-Based Compensation
         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to the Unaudited Financial Statements.

         The Company accounts for stock options issued using the intrinsic value method. For stock options that are exercisable, at the holder's option, in a cashless manner by surrendering options held on appreciated shares of common stock, the Company records estimates of compensation (benefit) expense based upon the estimated fair value of the stock at each intervening financial statement date. For all other options, no compensation cost has been recognized for stock options granted as such options granted had an exercise price greater than or equal to the market value of the underlying common stock on the date of the grant. If the Company determined compensation cost based on the estimated fair value of the options at the grant date, the Company's net loss applicable to common stock and basic and diluted net loss per common share would have reflected the pro forma amounts below:

                                       Notes to Financial Statements (unaudited)
================================================================================

       Year ended December 31,                                                             2002             2001
       -------------------------------------------------------------------------------------------------------------

       Net loss applicable to common stock, as reported                        $     (2,688,978)  $    (4,901,465)

       Add: Stock-based employee compensation (benefit) included in reported
          net loss, net of related tax effects                                       (1,278,800)       (5,497,200)

       Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                       (84,056)         (166,138)
       -------------------------------------------------------------------------------------------------------------


       Pro forma net loss                                                      $     (4,051,834) $    (10,564,803)

       Basic loss per common share as reported                                 $          (0.06) $          (0.12)
       Basic loss per common share pro forma                                   $          (0.10) $          (0.25)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

        Year ended December 31,                                                            2002             2001
       ---------------------------------------------------------------------------------------------------------------
       Risk free interest rate                                                              4.2%             5.16%
       Expected life                                                                 1-20 years        3-10 years
       Expected volatility                                                                  100%               51%
       Dividend yield                                                                       0.0               0.0

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

         The Company has granted options to acquire shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation (benefit) expense based upon the estimated fair value of the common stock at each intervening financial statement date.

                                       Notes to Financial Statements (unaudited)
================================================================================


         Income Taxes
         The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets which management believes is more likely than not that these will not be realized.

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

         Reclassifications
         Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

         New Accounting Pronouncements
         During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Such standard requires any gain or loss on extinguishments of debt to be presented as a component of continuing operations (unless specific criteria are met) whereas SFAS No. 4 required that such gains and losses be classified as an extraordinary item in determining net income. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued. SFAS No. 146 requires that liabilities for costs associated with an exit activity or disposal of long-lived assets be recognized when the liabilities are incurred and can be measured at fair value. SFAS No. 146 is effective for the Company for any exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's financial position or results of operations.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123" was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee and director compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

                                       Notes to Financial Statements (unaudited)
================================================================================

         In November 2002, FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others" was issued. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. Guarantors will also be required to meet expanded disclosure obligations. The initial recognition and measurement provisions of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for annual and interim financial statements for periods that end after December 15, 2002. As of December 31, 2002, the Company had no material guarantees for disclosure purposes.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE's") created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE's in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position, liquidity, or results of operations.

2.       Going Concern

         The accompanying unaudited financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2002, the Company incurred losses of approximately $2.3 million, had a working capital deficiency of $5.4 million, had outstanding redeemable convertible cumulative preferred stock that became eligible for redemption after June 2002 for $4.4 million and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon achieving sufficient sales levels and its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

         The Company plans to reduce its working capital requirements by generating revenues from the sale of equipment and the performance of service contracts and by deferring or reducing salaries for some members of senior management and by reducing advertising, travel and entertainment, consulting and office expenses in an effort to reduce costs. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders and preferred stockholders will be required, although this is not assured.

                                       Notes to Financial Statements (unaudited)
================================================================================

         The unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

         There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.


3.       Note Receivable From Officer

         Note receivable at December 31, 2001 consisted of an unsecured demand note with an officer bearing interest at 6% per annum, repaid in March 2002.


4.       Property and Equipment

         Property and equipment consists of the following:

                                                               Estimated
       December 31,                                         Useful  Life                   2002             2001
       -------------------------------------------------------------------------------------------------------------

       Machinery and equipment                                   5 years    $         2,500,147        2,400,109
       Furniture and fixtures                                    7 years                277,250          276,644
       Automobile and trucks                                     5 years                209,969          209,970
       Leasehold improvements                                    5 years                214,116          207,161
       Office equipment                                          5 years                147,485          136,421
       -------------------------------------------------------------------------------------------------------------

                                                                                      3,348,967        3,230,305

       -------------------------------------------------------------------------------------------------------------
       Less accumulated depreciation and amortization                                (1,415,445)        (779,976)
       -------------------------------------------------------------------------------------------------------------

                                                                            $         1,933,522        2,450,329
       -------------------------------------------------------------------------------------------------------------

         Substantially all machinery and equipment represents hydrojetting equipment and accessories, used for contract services or planned short-term leasing.

         Depreciation and amortization expense for the years ended December 31, 2002 and 2001 aggregated $635,469 and $590,361, respectively.

                                       Notes to Financial Statements (unaudited)
================================================================================

         During the year ended December 31, 2001, the Company recorded an equipment impairment charge of $611,020, resulting from technological changes in product design.

         At December 31, 2002, machinery and equipment aggregating approximately $1,100,000 are collateral for certain notes payable to related parties and notes payable.


5.       Debt Obligations

         (a.) Related Party Debt
         Notes payable to related parties consist of the following:

       December 31,                                                                          2002           2001
       -------------------------------------------------------------------------------------------------------------
       Unsecured notes payable to an officer/stockholder and an employee/
       stockholder, interest at prime plus 2% (6.25% at December 31, 2002), due as follows: $234,044 due April 10, 2003; $40,000 due April 25, 2003;
       $10,000 due May 30, 2003; and $371,000 due upon demand                    $        655,044        566,544

       Unsecured  note payable to  employee/stockholder,  interest at prime plus
       2% (6.25% at December 31, 2002), due April 10, 2003                                517,893        517,893

       $1,000,000 note payable to Director/stockholder, balloon payment due on
       May 16, 2003 in the amount of $1,000,000 including interest at 16%, secured by all existing machinery and equipment utilized to manufacture the Company's product, net of unamortized discount of $15,528 (i); and
       $125,000 note payable due on May 7, 2003 (ii)                                    1,109,472        865,417

       Unsecured notes payable to employee/stockholder, interest at prime plus
       2% (6.25% at December 31, 2002), $25,000 due December 27, 2002 and
       $50,000 due April 19, 2003. The past due amount of $25,000 is due on
       demand.                                                                             75,000              -

       Unsecured  note  payable  to  related  party,  interest  at prime plus 2%
       (6.25% at December 31, 2002), $40,000 due May 8, 2003                               40,000              -

       $200,000 notes payable to stockholders, interest at 18%, principal balance and 3.5% origination fee due June 30, 2003, secured by certain
       machinery and equipment of the Company                                             200,000              -

       Unsecured notes payable to officer, interest at prime plus 2% (6.25% at
       December 31, 2002), $30,000 due April 15, 2003; $15,000 due July 11,
       2003; $15,000 due September 17, 2003; and $110,500 due upon demand                 170,500              -

       Unsecured note payable to Director, interest at prime plus 2% (6.25% at
       December 31, 2002), due March 31, 2003                                             160,000              -
       -------------------------------------------------------------------------------------------------------------

                                                                                        2,927,909      1,949,854

       Less current portion                                                            (2,927,909)    (1,431,961)
       -------------------------------------------------------------------------------------------------------------

                                                                                 $              -        517,893
       =============================================================================================================

                                       Notes to Financial Statements (unaudited)
================================================================================

         (i) In October 2001, in connection with the $1,000,000 note payable, the Company granted warrants to acquire 100,000 shares of common stock and valued such warrants at $170,000 based on the relative estimated fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2021. As such the Company recorded $830,000 as debt, net of the allocation of the proceeds to the warrants, which is included in paid-in capital in the balance sheet of $170,000. The Company amortized to interest expense the value ascribed to the warrants over the initial term of the debt.

                  On October 18, 2002, the due date for this note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The Company valued such warrants at $75,016 based on the relative estimated fair value of the warrants. As such, the Company recorded $75,106 to paid-in-capital. The Company amortizes to interest expense the value ascribed to the warrants over the extension period.

                  On January 17, 2003, the due date for this note payable was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,617 will be amortized to interest expense in 2003.

         (ii) On December 9, 2002, the Company issued a promissory note and 5,000 warrants to purchase the Company's Common Stock to the same creditor for aggregate proceeds of $125,000. The Company valued such warrants at $6,049 based on the relative estimated fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such the Company recorded $118,951 as debt, net of the allocation of the proceeds to the warrants, which is included in paid-in capital in the balance sheet of $6,049. The Company amortizes to interest expense the value ascribed to the warrants over the initial term of the debt.

                  On February 7, 2003, the due date for this note was extended until March 7, 2003 in exchange for the granting of 5,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $6,367 will be amortized to interest expense in 2003.

                  On March 7, 2003, the due date for this note was extended until May 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $12,723 will be amortized to interest expense in 2003.

                                       Notes to Financial Statements (unaudited)
================================================================================

         In July 2002, the Company issued a promissory note and 25,000 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share to the same creditor as (i) and (ii) above, for aggregate proceeds of $200,000. The estimated fair value of the warrants was determined to be $27,891, and this amount was charged to interest expense. This note was repaid by the Company in September 2002.

         (b.) Other Debt
         Notes payable consist of the following:

       December 31,                                                                          2002           2001
       -------------------------------------------------------------------------------------------------------------
       Installment  notes payable to banks,  payable  $1,336  monthly  including
       interest at 10.99%, through July 2009 collateralized by trucks            $         74,596         81,809

       Installment  note,  payable  $506  monthly  including  interest  at 7.9%,
       through April 2006 collateralized by vehicle                                        16,962         21,630

       $200,000 note payable, balloon payment due on August 21, 2003 in the amount of $200,000 including interest at 16%, guaranteed by the President of the Company and his spouse, net of unamortized discount of
       $4,921 (i)                                                                         195,079              -
       -------------------------------------------------------------------------------------------------------------

                                                                                          286,637        103,439

       Less current portion                                                              (208,176)       (11,813)
       -------------------------------------------------------------------------------------------------------------

                                                                                 $         78,461         91,626
       =============================================================================================================

         (i) On February 21, 2002 the Company borrowed $200,000, with interest at 18% per year, and with a due date of August 21, 2002. The loan is guaranteed by an officer of the Company. In connection with the loan, the Company granted warrants to acquire 8,001 shares of common stock and valued such warrants at $14,000 based on the relative estimated fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such, the Company recorded $186,000 as debt, net of the allocation of the proceeds to the warrants as paid-in capital of $14,000. The Company amortized to interest expense the value ascribed to the warrants over the initial term of the debt.

                  On August 21, 2002, this note was extended until February 21, 2003 for an additional 12,309 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The Company valued such warrants at $14,765 based on the relative estimated fair value of the warrants. As such, the Company recorded $14,765 to paid-in-capital. The Company amortizes to interest expense the value ascribed to the warrants over the term of the debt.

                  On February 21, 2003, this note was extended until August 21, 2003 in exchange for the granting of 12,309 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $21,159 will be amortized to interest expense in 2003.

                                       Notes to Financial Statements (unaudited)
================================================================================


         Future cash payment obligations for debt are as follows:

       Years ending December 31,
       -------------------------------------------------------------------------------------------------------------
       2003                                                                                        $    3,156,533
       2004                                                                                                14,449
       2005                                                                                                15,944
       2006                                                                                                12,435
       2007                                                                                                12,709
       Thereafter                                                                                          22,925
       -------------------------------------------------------------------------------------------------------------

                                                                                                        3,234,995

       Less unamortized discount relating to 2003 obligations                                             (20,449)
       -------------------------------------------------------------------------------------------------------------

                                                                                                   $    3,214,546
       =============================================================================================================

         Total interest expense charged to operations was $353,169 in 2002 and $61,188 in 2001. Of this amount, $295,814 in 2002 and $35,417 in 2001 was for debt obligations to related parties.

6.       Common Stock

         Issuances of the Company's Common Stock during the year ended December 31, 2002 included the following:

         (i) 145,670 restricted, unregistered shares of Common Stock were issued upon the conversion, pursuant to their original terms of issuance, of Series A and Series B Redeemable, Convertible, Cumulative Preferred Stock;

         (ii) 103,000 and 55,462, respectively, restricted, unregistered shares of Common Stock were issued to two holders of warrants to purchase shares of the Company's Common Stock who exercised their rights pursuant to a cashless exercise provision in the warrants. The previous estimates of fair value of the cashless exercise right have been adjusted to the estimated fair value of the Company's stock ($1.30 per share) at the time of issuance;

         (iii) 40,000 restricted, unregistered shares of Common Stock were issued to an investor who subscribed and paid for such shares in August 1999;

         (iv) 20,000 restricted, unregistered shares of Common Stock were issued to an employee in settlement of a $100,000 2001 accrued liability;

                                       Notes to Financial Statements (unaudited)
================================================================================

         (v) 215,385 restricted, unregistered shares of Common Stock were issued to accredited investors for net proceeds of $281,000.

         During the year ended December 31, 2002, 400,000 restricted, unregistered shares of Common Stock, which had been issued pursuant to the terms of an agreement with a service provider in May 2000, were voluntarily surrendered to the Company. In addition, 130,000 shares of restricted, unregistered Common Stock, which had been issued during the year ended December 31, 2001 as part of the new compensation package to key employees, were voluntarily surrendered to the Company. The par value of the 530,000 shares has been charged to additional paid-in capital.

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

         During the year ended December 31, 2001, the Company also issued 725,000 shares of restricted, unregistered common stock as part of the new compensation package for key employees. The original terms did not contain vesting requirements, however, on March 31, 2002 the executives agreed to a vesting schedule. These issuances were valued at estimated fair value of $2.88 per share. Accordingly, the Company recorded a charge to operations in the amount of $2,088,000 during 2001.

         During the year ended December 31, 2001, the Company issued 1,168,369 shares of restricted, unregistered common stock for net proceeds of $4,007,159.

         At December 31, 2002, 11,544,900 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

                                       Notes to Financial Statements (unaudited)
================================================================================

         The following reconciles the components of the loss per share computation:

       For the years ended December 31,                               2002                                   2001
       -------------------------------------------------------------------------------------------------------------

                                           Income         Shares   Per-Share  Income           Shares     Per-Share
                                      (Numerator)   (Denominator)  Amount    (Numerator)   (Denominator)  Amount
       -------------------------------------------------------------------------------------------------------------
            Net (loss)             $   (2,317,631)                         $ (4,503,590)
            Preferred stock
            dividends                    (371,347)                             (397,875)
       -------------------------------------------------------------------------------------------------------------
            Net (loss) applicable
            to common stock            (2,688,978)   42,505,682 $   (0.06)   (4,901,465)    41,526,184   $  (0.12)

            Effect of Dilutive
            Securities:
            Stock options/warrants              -             -         -             -              -          -
       -------------------------------------------------------------------------------------------------------------
            Net (loss) applicable to
            common stock plus
            assumed conversions
                                   $   (2,688,978)   42,505,682 $   (0.06) $ (4,901,465)    41,526,184   $  (0.12)
       -------------------------------------------------------------------------------------------------------------

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 11,544,900 and 16,757,760 shares of common stock at December 31, 2002 and 2001, respectively, exclusive for 2001 of 1,653,800 shares underlying the litigated alleged warrant discussed in Note 11) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

7.       Redeemable Convertible Cumulative Preferred Stock

         Series A
         --------

         During the year ended December 31, 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and, in June 2002, became redeemable at the option of the holder at $25,000 per share plus accrued dividends.

         The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at December 31, 2002 were $503,848.

         Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option, and is non-voting. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the years ended December 31, 2002 and 2001, 6 and 0 shares of Series A preferred stock were converted into 144,000 and 0 shares of common stock, respectively. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

         Series B
         --------

         During the year ended December 31, 2000, the Company issued 1,292 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $3,230,000, of which $200,000 was not received until 2001. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends and, in June 2002, became redeemable at the option of the holder at $2,500 per share plus accrued dividends.

                                       Notes to Financial Statements (unaudited)
================================================================================


         The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at December 31, 2002 were $610,775.

         Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option, and is non-voting. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the years ended December 31, 2002 and 2001, 2 and 102 shares of Series B preferred stock were converted into 1,670 and 85,170 shares of common stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.


8.       Stock Options and Warrants

         At December 31, 2002, the Company has options granted under two fixed stock option plans, and grants of non-plan options, which are described below. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed plan stock options issued to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2002, options to purchase 569,995 shares of common stock at prices ranging from $1.76 to $5.00 per share have been granted pursuant to the plan.

                                       Notes to Financial Statements (unaudited)
================================================================================

         On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2002, options to purchase 1,000,000 shares of common stock at $1.875 per share have been granted pursuant to the plan, all of which expired or were forfeited during 2002.

         During the years ended December 31, 2002 and 2001, the Company granted non-plan options to acquire, respectively, 250,000 and 4,000,000 shares of common stock to employees and members of the Company's Board of Directors. The options are exercisable at $1.30 to $5.00 per share, vesting over periods ranging from immediate to 2006, and expiring from 1 to 10 years from the grant date. During the year ended December 31, 2001, the Company granted non-plan options to acquire 3,000,000 shares of common stock to an officer and an employee. The options are subject to certain Company earnings performance targets and are exercisable at $3.00 per share as follows: 1,000,000 shares beginning July 1, 2002 through June 30, 2007; 1,000,000 shares beginning July 1, 2003 through June 30, 2008; and 1,000,000 shares beginning July 1, 2004 through June 30, 2009. During the years ended December 31, 1999 and 1998, the Company granted options to acquire an aggregate 4,460,000 shares of common stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of common stock. For these options, the number of shares of common stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company recorded estimates of compensation (benefit) expense based upon the estimated fair value of the stock at each intervening financial statement date, $(1,278,800) and $(5,497,200) for 2002 and 2001, respectively. As of December 31, 2002, such options either expired or were exercised.

         The 2001 statement of operations has been restated to correct a mechanical error in the computation of the non-cash compensation amount provided for variable options with cashless features. Such amount was previously reported as a benefit of $1.74 million and has been adjusted to a benefit of $2.85 million. Likewise, net loss per common share was previously reported as $(0.14) and has been adjusted to $(0.12). In addition, a reclassification has been made between accumulated deficit and additional paid-in capital at January 1, 2001 of $2.81 million.

         A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2002 and changes during the year then ended is presented below:

                                       Notes to Financial Statements (unaudited)
================================================================================

                                                Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options   Variable Non-Plan Options
                                         -----------------------  -----------------------  ------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price       Shares       Price      Shares       Price        Shares
       ------------------------------------------------------------------------------------------------------------

       Outstanding at beginning of     $       2.31   1,549,995 $       3.13   4,500,000 $      2.05    6,180,000
       year
       Granted                                 1.76      20,000         1.30     250,000           -            -
       Exercised                                  -           -            -           -        1.04     (800,000)
       Forfeited                               1.88    (200,000)        2.50    (600,000)       3.00   (1,000,000)
       Expired                                 1.88    (800,000)           -           -        1.18   (2,380,000)
       ------------------------------------------------------------------------------------------------------------
       Outstanding at end of year              3.04     569,995         3.11   4,150,000        3.00    2,000,000

       Exercisable at year-end         $       3.03     368,330         2.96   2,965,166           -            -
       ============================================================================================================
       Weighted average fair value of
       options granted during the year $       1.60             $       1.05                       -
       ============================================================================================================


         A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2001 and changes during the year then ended is presented below:

                                                Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options   Variable Non-Plan Options
                                         -----------------------  -----------------------  ------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price      Shares        Price      Shares       Price        Shares
       ------------------------------------------------------------------------------------------------------------
       Outstanding at beginning of     $       1.88   1,000,000 $       2.00     500,000 $      1.00   4,460,000
       year
       Granted                                 3.09     549,995         3.28   4,000,000        3.00   3,000,000
       Exercised                                  -           -            -           -           -           -
       Forfeited                                  -           -            -           -           -           -
       Expired                                    -           -            -           -        0.63  (1,280,000)
       ------------------------------------------------------------------------------------------------------------
       Outstanding at end of year              2.31   1,549,995         3.13   4,500,000        2.05   6,180,000

       Exercisable at year-end         $       2.03   1,166,665         2.84   3,033,333        1.15   3,180,000
       ============================================================================================================
       Weighted average fair value of
       options granted during the year $       1.71             $       1.50                    1.69
       ============================================================================================================

         During the years ended December 31, 2002 and 2001, the Company granted options to acquire 5,000 and 280,000, respectively, shares of common stock to third parties as compensation for services rendered to the Company. The options are exercisable at $1.30 to $5.00 per share, substantially were fully vested at the date of grant and expire through 2012. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $5,778 in 2002 and $173,160 in 2001. Additionally, deferred compensation of $65,576 was recorded in 2001 for those options and warrants with vesting provisions, and this amount is being amortized to expense through 2004.

                                       Notes to Financial Statements (unaudited)
================================================================================

         A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2002 and changes during the year then ended is presented below:

                                                       Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                              Weighted Average                     Weighted Average
                                                Exercise Price         Shares      Exercise Price         Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year         $         2.78        730,000        $       1.67      2,000,000
       Granted                                            1.30          5,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                   -              -
       Expired                                            1.88       (200,000)               0.90       (600,000)
       ----------------------------------------------------------------------------------------------------------

       Outstanding at end of year                         3.10        535,000                2.00      1,400,000

       Exercisable at year-end                  $         2.88        481,400                2.00      1,400,000
       ==========================================================================================================

       Weighted average fair value of
       options granted during the year          $         1.15                       $          -
       ==========================================================================================================

         A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2001 and changes during the year then ended is presented below:

                                                       Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                              Weighted Average                     Weighted Average
                                                Exercise Price         Shares      Exercise Price         Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year         $         2.06        450,000        $       1.07      4,733,800
       Granted                                            3.93        280,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                0.63     (1,653,800)(1)
       Expired                                               -              -                0.63     (1,080,000)
       ----------------------------------------------------------------------------------------------------------
       Outstanding at end of year                         2.78        730,000                1.67      2,000,000

       Exercisable at year-end                  $         2.50        650,000                1.67      2,000,000
       ==========================================================================================================
       Weighted average fair value of
       options granted during the year          $         0.85                       $          -
       ==========================================================================================================

         (1)Includes warrants to purchase 1,653,800 shares of common stock which are the subject of litigation (Note 12)


         In June 2002, the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.

         During the year ended December 31, 2002, the Company granted warrants to acquire 112,810 shares (92,500 to a member of the Company's Board of Directors and 20,310 to a third party) of common stock in connection with notes payable aggregating $525,000. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. See Note 5(a) and (b).

                                       Notes to Financial Statements (unaudited)
================================================================================

         In October 2001, the Company granted warrants to acquire 100,000 shares of common stock in connection with a $1,000,000 note payable to a stockholder. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2021. See Note 5(a).


9.       Income Taxes

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company has federal and Florida net operating losses (NOL) of approximately $17,150,000. The NOL expires during the years 2018 to 2022. In the event that a significant change in ownership of the Company occurs as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred.

         Realization of any portion of the approximate $7,671,000 of net deferred tax assets at December 31, 2002 is not considered more likely than not by management; accordingly, a valuation of allowance has been established for the full amount.

         The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

       Year ended December 31,                                                             2002             2001
       -------------------------------------------------------------------------------------------------------------
       Tax benefit at the United States statutory rate                            $     788,200     $  1,531,200
       State income tax benefit, net                                                     84,100          163,500
       Valuation allowance                                                             (872,300)      (1,694,700)
       -------------------------------------------------------------------------------------------------------------

       Income tax benefit                                                         $           -     $          -
       =============================================================================================================

         Significant components of the Company's deferred tax assets are as follows:

       December 31,                                                                       2002             2001
       ------------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Organizational costs, accrued liabilities, and other                  $     195,900     $     58,700
           Net operating loss carryforwards                                          6,516,900        5,144,600
           Compensation related to equity instruments issued for services              958,200        2,385,700
       ------------------------------------------------------------------------------------------------------------

       Valuation allowance                                                          (7,671,000)      (7,589,000)
       ------------------------------------------------------------------------------------------------------------

       Net deferred tax asset                                                    $           -     $          -
       ------------------------------------------------------------------------------------------------------------

                                       Notes to Financial Statements (unaudited)
================================================================================

         Certain gross deferred tax assets amounting to $790,300, primarily for compensation charges related to stock options which have expired, were eliminated during 2002, along with the related valuation allowance.


10.      Related Party Transactions

         Accounts payable - related parties consist of:

       December 31,                                                                      2002                  2001
       -------------------------------------------------------------------------------------------------------------
       Due to employees and director                                            $      99,786          $     37,037
       Due to Ocean Futures Society                                                    78,550                21,054
       Due to Wallem Shipmanagement Limited                                            39,265                87,721
       Due to Carnegie Mellon University                                              217,348               585,415
       -------------------------------------------------------------------------------------------------------------

                                                                                $     434,949          $    731,227
       =============================================================================================================

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

         New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. For the years ended December 31, 2002 and 2001, the Company incurred costs of $231,933 and $1,379,749, respectively, to NREC, of which $231,933 and $675,944, respectively, is for the construction of robots. At December 31, 2002 and 2001, $217,348 and $585,415, respectively is included in accounts payable - related parties in the accompanying balance sheets. Also at December 31, 2002, the Company is committed to expend an additional approximate $464,000 to NREC for robot construction.

                                       Notes to Financial Statements (unaudited)
================================================================================

         License Agreement
         -----------------

         On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the Company's products and hydrojetting services in the ship cleaning industry. For the years ended December 31, 2002 and 2001, royalty expenses were $57,496 and $34,162, respectively, of which $78,550 and $21,054, respectively, is included in accounts payable - related parties in the accompanying balance sheets.

         Management Agreement
         --------------------

         On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. For the years ended December 31, 2002 and 2001, fees to Wallem were $27,482 and $87,721, respectively, of which $39,265 and $87,721, respectively, is included in accounts payable - related parties in the accompanying balance sheets. The managing director of Wallem is a director of the Company.

11.      Major Customers and Foreign Sales

         During 2002, revenues from one customer accounted for 86% of revenues. During 2001, revenues from two customers accounted for 50% and 38% of revenues, respectively. The 2002 customer operates shipyards in Virginia and Pennsylvania and performs contract services for customers, including the United States Navy.

         Foreign sales for 2002 and 2001 accounted for 8% and 7%, respectively, of total revenues.

12.      Commitments and Contingencies

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

         In December 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent. The Company is seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's common stock for $0.625 per share was improperly obtained by Mirkin & Woolf, P.A. in April 1998 and is therefore void. Mirkin & Woolf, P.A. attempted to exercise the warrant in April of 2001. The Company has not issued the

                                       Notes to Financial Statements (unaudited)
================================================================================

         underlying shares of common stock. In May 2002, the complaint was amended to drop Mark H. Mirkin as an individual defendant. The Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counter claims with respect to the warrant.

         In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company is attempting to resolve this dispute promptly through either a revision of the original performance specifications or the return of most of the equipment in question. The Company and its counsel believe that they will be able to reach a settlement. The unpaid invoices of approximately $111,000 are included in accounts payable in the accompanying balance sheet.

         The Company is subject to pending and threatened legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, in management's opinion, after discussion with counsel, such actions can be successfully defended or resolved without a material adverse effect on the Company's financial position or results of operations.

         The Company has commitments with NREC and Carnegie Mellon University (Note 9), amounting to approximately $464,000 for the purchase of equipment. The Company estimates that additional research and development costs for existing projects approximate $1,450,000.

         The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $1,100,000, expiring through 2004. As of December 31, 2002, accrued expenses include $634,227 of accrued wages.

         In September 2001, the Company entered into a consulting agreement with a related party that provides for consulting fees of $10,000 per month and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products and hydrojetting services to the United States Navy and certain large U.S. shipyards and defense contractors. In this connection, $160,000 is included in notes payable to related parties (Note 5(a)).

         The Company currently maintains office facilities in Stuart, Florida. The Company does not currently own or operate any manufacturing, operating or shipbuilding or repair facilities.

                                       Notes to Financial Statements (unaudited)
================================================================================

         The Company rents office space and warehouse storage space under operating leases expiring at various dates through August 2006. Two of the operating leases have a guaranteed option to renew for an additional five-year term at the Company's option for annual increases of 3.25%. At December 31, 2002, future minimum lease commitments under all non-cancellable operating leases are as follows:

       Years ending December 31,
       --------------------------------------------------------------------------------------

       2003                                                                    $   152,000
       2004                                                                        158,000
       2005                                                                        134,000
       2006                                                                         36,000
       --------------------------------------------------------------------------------------

       Total                                                                   $   480,000
       ======================================================================================

         Rent expense for the years ended December 31, 2002 and 2001 aggregated approximately $133,000 and $85,000, respectively.

13.      Supplemental Cash Flow Information

         Supplemental disclosure is as follows:

       December 31,                                                                        2002             2001
       -------------------------------------------------------------------------------------------------------------
       Cash paid for interest                                                        $   26,989       $   25,771
       Cash paid for taxes                                                                    -                -

       Non-cash investing and financing activities:

       Conversion of preferred stock to common stock                                 $  155,000       $  255,000

       Accrued preferred stock dividends                                             $  371,347       $  397,875

       Warrants issued in connection with financing                                  $  137,721       $  170,000

                                       Notes to Financial Statements (unaudited)
================================================================================


14.      Subsequent Events

         (a) On January 9, 2003, the Company signed a promissory note to borrow $250,000 from an accredited investor. The note is due on March 10, 2003. In connection with this loan, the Company granted as collateral 325,000 unissued shares of the Company's Common Stock to a shareholder. On March 10, 2003, the Company paid $25,000 in interest to the lender. Also on March 10, 2003, the lender extended the due date for two additional months, to May 10, 2003. On May 10, 2003, the lender extended the due date for two additional months, to July 10, 2003. On May 13, 2003, the Company paid $25,000 in interest to the lender.

         (b) On January 23, 2003, the Company signed a promissory note to borrow $100,000 from a related party. The note is due on July 30, 2003 and bears interest at 18% per annum, as well as a 3.5% origination fee due at maturity. The note is secured by certain machinery and equipment of the Company.

         (c) Subsequent to December 31, 2002, the Company has executed twelve agreements to borrow an aggregate of $407,500 from various officers and Directors of the Company. These unsecured notes are due upon demand and bear interest at prime plus 2%. Through May 19, 2003, $15,000 of these notes has been repaid.

         (d) On March 11, 2003, the Company signed a revolving line of credit agreement to borrow $750,000 from a related party. This line of credit is secured by the Company's two automated hydrojetting systems. There is no interest due to the lender; however, the lender is entitled to 10% of the gross revenues should the two hydrojetting systems be sold.

         (e) On March 13, 2003, Dennis and Jacqueline McGuire received repayment of $250,000 towards their unsecured notes payable to the Company that had been due upon demand.

         (f) In April and May 2003, certain terms of various promissory notes with related parties in the aggregate amount of $912,037 were amended upon their respective maturity dates to now be due on demand.

         (g) On May 7, 2003, the due date for the Company's $125,000 note payable to a Director was extended until July 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. On May 16, 2003, the due date for the Company's $1 million note payable to a Director was extended until September 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share.