Form 10KSB/A
period 2002-12-31
ULTRASTRIP SYSTEMS INC
filed 2003-09-12
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB


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


The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates was $24,824,770(1).


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of Common Stock, $0.01 par value, as of March 31, 2003.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Form (check one):

Yes [ ]   No [X]




(1) The Company's Common Stock is not listed on any public exchange or established trading market. The aggregate market value was computed by reference to the price at which Common Stock was sold by the Company in September 2002 the most recent Company sale of Common Stock. Accordingly this may or may not represent the fair market value of the Company's Common Stock as of a more recent date. Reference is made to Note 14(d) to the audited financial statements for a description of the Company's recent offering of warrants to purchase shares of Common Stock.

                            ULTRASTRIP SYSTEMS, INC.

                                December 31, 2002


                                TABLE OF CONTENTS





                                     Part II

Item 7.       Financial Statements.........................................1

              Signatures and Certifications................................2
              Index to Financial Statements................................F-1

NOTE: This Amendment No. 1 amends only Item 7. Financial Statements and the Company's audited financial statements by including the opinion of the Company's independent certified public accountants and by updating Note 14 to the financial statements. With the completion of the audit of the Company's 2002 financial statements, references elsewhere in the Company's previously filed Form 10-KSB to unaudited reports for that period are deemed amended to reflect the completion of the audit and the issuance of the opinion (with a going concern qualification) of the Company's independent certified public accountants included in this amendment.

Conforming changes to individual amounts in the previously filed Form 10-KSB, including Item 6. Management's Discussion and Analysis or Plan of Operation, to reflect corrected financial information in this Amendment No. 1, have not been made, and reference is made to the financial statements included with this Amendment No. 1. Such adjustments are not themselves material in amount.

With respect to Item 6. Management's Discussion and Analysis or Plan of Operation of the previously filed Form 10-KSB, the following sentences in the 4th and 5th paragraphs of the "Liquidity and Capital Resources" section are corrected to read as follows:

The Company's net cash used in operating activities for the year ended December 31, 2002 was $2,379,960, compared to $4,846,895 for the year ended December 31, 2001, a decrease of $2,466,935.

The Company's net cash provided by (used in) investing activities for the year ended December 31, 2002 was $62,391 compared to $(698,300) for the year ended December 31, 2001, as the Company reduced its new machinery and equipment purchases.


                                     PART II
                                     -------

ITEM 7.  FINANCIAL STATEMENTS.


The Company's audited financial statements for the years ended December 31, 2002 and 2001 are contained elsewhere in this Report beginning at page F-1, including the report of the Company's independent certified public accountants.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       ULTRASTRIP SYSTEMS, INC.


Date: September 11, 2003               /s/ Robert O. Baratta
                                       ---------------------------------
                                       President, Chief Executive Officer
                                       and Vice Chairman


                                       /s/ Scott R. Baratta
                                       ---------------------------------
                                       Principal Accounting and Finance Officer

                                  CERTIFICATION


In connection with this Amendment No. 1 to the Annual Report of UltraStrip Systems, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned certify pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, to his knowledge that:


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



/s/ Robert O. Baratta
------------------------------------
President and Chief Executive Officer


/s/ Scott R. Baratta
------------------------------------
Senior Vice President - Finance (Chief Financial Officer)


Date: September 11, 2003

                                 CERTIFICATIONS

I, Robert O. Baratta, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB of UltraStrip Systems, Inc;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control for financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 11, 2003             /s/ Robert O. Baratta
                                          ----------------------------------
                                          Robert O. Baratta
                                          President, Chief Executive Officer
                                          and Vice Chairman of the Board

                                 CERTIFICATIONS

I, Scott R. Baratta, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB of UltraStrip Systems, Inc;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the issuer is made known to us by others within the Company, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies and material weaknesses in the design or operation of internal control for financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  September 11, 2003                      /s/ Scott R. Baratta
                                               -------------------------------
                                               Scott R. Baratta
                                               Senior Vice President - Finance
                                               (Chief Financial Officer)

INDEX TO FINANCIAL STATEMENTS




                                                                      Page
                                                                      ----


Report of Independent Certified Public Accountants                     F-2

Balance Sheets                                                         F-3

Statements of Operations                                               F-4

Statements of Changes in Capital Deficit                               F-5

Statements of Cash Flows                                               F-6

Notes to Financial Statements                                          F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheets of UltraStrip Systems, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in capital deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has operated at a loss since inception, has an excess of current liabilities over current assets, a capital deficit, and has outstanding redeemable convertible cumulative preferred stock eligible for redemption that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Miami, Florida                                             /s/ BDO Seidman, LLP
March 28, 2003, except for Note 14,                            BDO Seidman, LLP
which is as of August 15, 2003.

                                                                                           UltraStrip Systems, Inc.

                                                                                                     Balance Sheets
=====================================================================================================================


December 31,                                                                                     2002         2001
---------------------------------------------------------------------------------------------------------------------
Current Assets
   Cash and cash equivalents                                                         $         54,484      543,934
   Accounts receivable                                                                         53,659        7,799
   Note receivable from officer (Note 3)                                                            -       50,000
   Inventories                                                                                 17,691      591,055
   Prepaid expenses and other                                                                  24,894      108,540
---------------------------------------------------------------------------------------------------------------------

Total current assets                                                                          150,728    1,301,328

Property and equipment, net (Notes 4 and 5)                                                 1,933,522    2,450,329
Patents, less accumulated amortization of $17,292 and $11,528, respectively                    95,365       97,805
---------------------------------------------------------------------------------------------------------------------

Total                                                                                $      2,179,615    3,849,462
=====================================================================================================================

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit

Current Liabilities
   Accounts payable                                                                  $        928,895    1,186,139
   Accounts payable - related parties (Note 10)                                               434,949      731,227
   Accrued expenses                                                                         1,100,447      703,671
   Deferred revenue                                                                                 -      125,000
   Notes payable to related parties (Note 5(a))                                             2,927,909    1,431,961
   Notes payable - current portion (Note 5(b))                                                208,176       11,813
---------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   5,600,376    4,189,811

   Notes payable to related parties, less current portion (Note 5(a))                               -      517,893
   Notes payable, less current portion (Note 5(b))                                             78,461       91,626
---------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                           5,678,837    4,799,330

Redeemable convertible cumulative preferred stock series A, 250 shares authorized; 28 and 34 shares, respectively, issued and outstanding, $25,000
   per share redemption amount plus dividends in arrears (Note 7)                           1,203,848    1,246,025

Redeemable convertible cumulative preferred stock series B, 4,000 shares authorized; 1,054 and 1,056 shares, respectively, issued and outstanding,
   $2,500 per share redemption amount plus dividends in arrears (Note 7)                    3,245,775    2,987,251

Commitments and Contingencies (Notes 2, 10 and 12)

Capital Deficit (Notes 6, 7 and 8)

   Common stock, $0.01 par value; 100,000,000 shares authorized; 42,437,394 and
     42,382,679 shares, respectively, issued and outstanding                                  424,374      423,827
   Additional paid-in capital                                                              18,276,200   18,301,048
   Additional paid-in capital - unissued subscribed shares                                          -       75,000
   Deferred compensation                                                                      (42,998)     (65,576)
   Accumulated deficit                                                                    (26,606,421) (23,917,443)
---------------------------------------------------------------------------------------------------------------------

Total capital deficit                                                                      (7,948,845)  (5,183,144)
---------------------------------------------------------------------------------------------------------------------

Total                                                                                $      2,179,615    3,849,462
=====================================================================================================================
                                                                      See accompanying notes to financial statements.


                                                                                           UltraStrip Systems, Inc.

                                                                                           Statements of Operations
====================================================================================================================


Year ended December 31,                                                              2002                    2001
--------------------------------------------------------------------------------------------------------------------
Revenues (Note 11):
     Equipment sales                                                     $      2,425,334        $        850,000
     Hydrojetting contracts                                                       457,063                 858,077
--------------------------------------------------------------------------------------------------------------------

Total revenues                                                                  2,882,397               1,708,077
--------------------------------------------------------------------------------------------------------------------

Cost of revenues:
     Cost of equipment sales (Note 4)                                           1,287,220               1,803,219
     Cost of hydrojetting contracts                                               367,316               1,413,191
--------------------------------------------------------------------------------------------------------------------

Total cost of revenues                                                          1,654,536               3,216,410
--------------------------------------------------------------------------------------------------------------------

Gross profit (loss)                                                             1,227,861              (1,508,333)

Operating expenses:
     Selling, general and administrative, excluding non-cash
     compensation (benefit)                                                     4,452,128               5,803,295
     Non-cash compensation (benefit) (Notes 6 and 8)                           (1,250,444)             (2,854,040)
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        3,201,684               2,949,255
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (1,973,823)             (4,457,588)

Other income (expense):
     Other income                                                                   9,361                  15,186
     Interest expense (Note 5)                                                  (353,169)                (61,188)
--------------------------------------------------------------------------------------------------------------------

Total other (expense)                                                            (343,808)                (46,002)
--------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (2,317,631)             (4,503,590)

Preferred stock dividends (Note 7)                                               (371,347)               (397,875)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                      $     (2,688,978)       $     (4,901,465)
====================================================================================================================

Net loss per common share (basic and diluted)                            $          (0.06)       $          (0.12)
====================================================================================================================

Weighted average number of common shares outstanding                           42,505,682              41,526,184
====================================================================================================================
                                                                     See accompanying notes to financial statements.




                                                                                         UltraStrip Systems, Inc.

                                                                         Statements of Changes in Capital Deficit
=================================================================================================================

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
========================================================================================================

                                                          See accompanying notes to financial statements.

                                                                                           UltraStrip Systems, Inc.

                                                                                 Statements of Cash Flows (Note 13)

===================================================================================================================


Year ended December 31,                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------------
Operating activities:
   Net loss                                                                     $   (2,317,631)    $  (4,503,590)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   641,233           596,125
       Provision for equipment impairment                                                    -           611,020
       Accretion of discount on notes payable                                          251,855            35,417
       Amortization of deferred compensation                                            22,578                 -
       Common stock issued for services                                                100,000         2,470,000
       Expense of equity instruments issued for services                                 5,778           173,160
       Non-cash compensation (benefit) from variable options                        (1,278,800)       (5,497,200)
   Change in operating assets and liabilities:
         Accounts receivable                                                           (45,860)           (7,799)
         Inventories                                                                   438,987          (591,055)
         Prepaid expenses and other                                                     83,646          (104,474)
         Accounts payable and accrued expenses                                         139,532         1,115,274
         Accounts payable - related parties                                           (296,278)          731,227
         Deferred revenue                                                             (125,000)          125,000
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                               (2,379,960)       (4,846,895)
-------------------------------------------------------------------------------------------------------------------

Investing activities:
   Patent expenditures                                                                  (3,324)          (14,224)
   (Purchase) Sale of property and equipment                                            15,715          (634,076)
   Collection (issuance) of note receivable from officer                                50,000           (50,000)
-------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                     62,391          (698,300)
-------------------------------------------------------------------------------------------------------------------

Financing activities:
   Proceeds from issuance of notes payable and warrants                                200,000            24,913
   Proceeds from issuance of notes payable and warrants to related parties           2,214,000         1,666,544
   Repayments of notes payable                                                         (11,881)           (9,791)
   Repayments of notes payable to related parties                                   (1,355,000)         (100,000)
   Proceeds from issuance of preferred stock                                                 -           200,000
   Proceeds from issuance of common stock                                              281,000         4,007,159
   Proceeds from sale of warrants                                                      500,000                 -
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            1,828,119         5,788,825
-------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents                                  (489,450)          243,630

Cash and cash equivalents, beginning of year                                           543,934           300,304
-------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                          $       54,484    $      543,934
===================================================================================================================
                                                                  See accompanying notes to financial statements.

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

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

         Stock-Based Compensation
         In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123." This Statement amends methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to the Financial Statements.

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

                                                   Notes to Financial Statements
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

                                                   Notes to Financial Statements
================================================================================


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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

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
       =============================================================================================================

                                                   Notes to Financial Statements
================================================================================

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

         (iii) See Note 14 for a discussion of certain notes that were extended.

                                                   Notes to Financial Statements
================================================================================

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

                  On February 21, 2003, this note was extended until August 21, 2003 in exchange for the granting of 16,617 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $21,159 will be amortized to interest expense in 2003.

                                                   Notes to Financial Statements
================================================================================


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
       =============================================================================================================

         Total interest expense charged to operations was $353,169 in 2002 and $61,188 in 2001. Of this amount, $311,900 in 2002 and $35,417 in 2001 was for debt obligations to related parties.

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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
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

                                                   Notes to Financial Statements
================================================================================


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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

                                                Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options   Variable Non-Plan Options
                                         -----------------------  -----------------------  ------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price       Shares       Price      Shares       Price        Shares
       ------------------------------------------------------------------------------------------------------------

       Outstanding at beginning of     $       2.31   1,549,995 $       3.13   4,500,000 $      2.05    6,180,000
       year
       Granted                                 1.76      20,000         1.30     250,000           -            -
       Exercised                                  -           -            -           -        1.04     (800,000)
       Forfeited                               1.88    (200,000)        2.50    (600,000)       3.00   (1,000,000)
       Expired                                 1.88    (800,000)           -           -        1.18   (2,380,000)
       ------------------------------------------------------------------------------------------------------------
       Outstanding at end of year              3.04     569,995         3.11   4,150,000        3.00    2,000,000

       Exercisable at year-end         $       3.03     368,330 $       2.96   2,965,166 $         -            -
       ============================================================================================================
       Weighted average fair value of
       options granted during the year $       1.60             $       1.05             $         -
       ============================================================================================================


         A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2001 and changes during the year then ended is presented below:

                                                Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options   Variable Non-Plan Options
                                         -----------------------  -----------------------  ------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price      Shares        Price      Shares       Price        Shares
       ------------------------------------------------------------------------------------------------------------
       Outstanding at beginning of     $       1.88   1,000,000 $       2.00     500,000 $      1.00   4,460,000
       year
       Granted                                 3.09     549,995         3.28   4,000,000        3.00   3,000,000
       Exercised                                  -           -            -           -           -           -
       Forfeited                                  -           -            -           -           -           -
       Expired                                    -           -            -           -        0.63  (1,280,000)
       ------------------------------------------------------------------------------------------------------------
       Outstanding at end of year              2.31   1,549,995         3.13   4,500,000        2.05   6,180,000

       Exercisable at year-end         $       2.03   1,166,665 $       2.84   3,033,333 $      1.15   3,180,000
       ============================================================================================================
       Weighted average fair value of
       options granted during the year $       1.71             $       1.50             $      1.69
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

                                                   Notes to Financial Statements
================================================================================

         A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2002 and changes during the year then ended is presented below:

                                                       Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                              Weighted Average                     Weighted Average
                                                Exercise Price         Shares      Exercise Price         Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year         $         2.78        730,000        $       1.67      2,000,000
       Granted                                            1.30          5,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                   -              -
       Expired                                            1.88       (200,000)               0.90       (600,000)
       ----------------------------------------------------------------------------------------------------------

       Outstanding at end of year                         3.10        535,000                2.00      1,400,000

       Exercisable at year-end                  $         2.88        481,400        $       2.00      1,400,000
       ==========================================================================================================

       Weighted average fair value of
       options granted during the year          $         1.15                       $          -
       ==========================================================================================================

         A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2001 and changes during the year then ended is presented below:

                                                       Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                              Weighted Average                     Weighted Average
                                                Exercise Price         Shares      Exercise Price         Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year         $         2.06        450,000        $       1.07      4,733,800
       Granted                                            3.93        280,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                0.63     (1,653,800)(1)
       Expired                                               -              -                0.63     (1,080,000)
       ----------------------------------------------------------------------------------------------------------
       Outstanding at end of year                         2.78        730,000                1.67      2,000,000

       Exercisable at year-end                  $         2.50        650,000        $       1.67      2,000,000
       ==========================================================================================================
       Weighted average fair value of
       options granted during the year          $         0.85                       $          -
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

                                                   Notes to Financial Statements
================================================================================

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
       ------------------------------------------------------------------------------------------------------------

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

         underlying shares of common stock. In May 2002, the complaint was amended to drop Mark H. Mirkin as an individual defendant. The Company and its counsel believe that they will prevail in this action and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's counter claims with respect to the warrant.

         In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company is attempting to resolve this dispute promptly through either a revision of the original performance specifications or the return of most of the equipment in question. The Company and its counsel believe that they will be able to reach a settlement. The unpaid invoices of approximately $111,000 are included in accounts payable in the accompanying balance sheet (see
         Note 14).

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

         The Company has employment agreements with certain officers calling for aggregate annual base compensation of approximately $1,100,000, expiring through 2004. As of December 31, 2002, accrued expenses include $667,623 of accrued wages.

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

                                                   Notes to Financial Statements
================================================================================

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

                                                   Notes to Financial Statements
================================================================================

14.     SUBSEQUENT EVENTS
        (a) New Debt
            On January 9, 2003, the Company signed a promissory note to borrow $250,000 from an accredited investor. The note is due on March 10, 2003. In connection with this loan, the Company granted as collateral 325,000 unissued shares of the Company's Common Stock to a shareholder. On March 10, 2003, the Company paid $25,000 in interest to the lender. Also on March 10, 2003, the lender extended the due date for two additional months, to May 10, 2003. On May 13, 2003, the lender extended the due date for two additional months, to July 10, 2003. On May 13, 2003, the Company paid $25,000 in interest to the lender. On July 13, 2003, the lender extended the due date for two additional months, to September 12, 2003. On July 18, 2003, the Company paid $25,000 in interest to the lender.

            On January 23, 2003, the Company signed a promissory note to borrow $100,000 from a related party. The note is due on July 30, 2003 and bears interest at 18% per annum, as well as a 3.5% origination fee due at maturity. The note is secured by certain machinery and equipment of the Company. On July 30, 2003, the due date of this note was extended by the lender until January 31, 2004.

            On March 11, 2003, the Company signed a revolving line of credit agreement to borrow $750,000 from a related party. This line of credit is secured by the Company's two automated hydrojetting systems. There is no interest due to the lender; however, the lender is entitled to 10% of the gross revenues should the two hydrojetting systems be sold.

            Subsequent to December 31, 2002, the Company has executed fourteen agreements to borrow an aggregate of $440,500 from various officers and Directors of the Company. These unsecured notes are due upon demand and bear interest at prime plus 2%. Through August 15, 2003, $20,000 of these notes has been repaid.

        (b) Debt Extensions and Repayments
            In connection with the Company's debt structure, at December 31, 2002, the Company had $2,927,909 of related party debt and $208,176 of other debt due for repayment in 2003. As a result of the Company's efforts to extend these due dates, $1,325,000 of related party debt and $200,000 of other debt has been extended to various dates later in 2003, and $686,937 of related party debt has been converted to due upon demand.

            On March 13, 2003, Dennis and Jacqueline McGuire received repayment of $250,000 towards their unsecured notes payable to the Company that had been due upon demand.

            Between April and July 2003, certain terms of various promissory notes with related parties in the aggregate amount of $686,937 were amended upon their respective maturity dates to now be due on demand.

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

            On June 30, 2003, the due dates of three notes payable to shareholders for an aggregate of $200,000 were extended by the lenders until December 31, 2003.

        (c) Litigation
            On June 20, 2003, the complaint filed against the Company in the United States District Court, Central District of California by Marvin Engineering Co., Inc. and Clean Water Technology, Inc. was dismissed. The parties reached a Settlement Agreement in June 2003 whereby the Company agreed to pay $37,000 in partial payment of the unpaid invoices, and the parties agreed that successful testing of the delivered system under an agreed set of guidelines will be sufficient for the remaining invoices to be paid in full. Within six months of the Settlement Agreement, the Company shall schedule the test at a mutually acceptable time for all parties at a site selected by the Company.

        (d) Warrant Offering
            From June 6 to August 7, 2003, the Company conducted a private placement offering of Warrants to purchase shares of Common Stock to its existing shareholders. 704,580 Warrants were sold for aggregate proceeds of $704,580. Each Warrant entitles the holder to purchase one share of Common Stock at an initial exercise price of $0.60 per share (subject to adjustment) through June 30, 2008.