Form 10QSB
period 2003-03-31
ULTRASTRIP SYSTEMS INC
filed 2004-04-20
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                      QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                 TRANSITION PERIOD FROM TO
                                             -------------    --------------

Commission file number  000-25663
                        ----------

                            ULTRASTRIP SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

                  Florida                                   65-0841549
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (1) .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of common stock were outstanding as of March 31, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to March 31, 2003.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS


                                                                                  Page
                                                                                  ----
PART I.             FINANCIAL INFORMATION
      Item 1.       Financial Statements (unaudited)
                         Balance Sheet..........................................    1
                         Statements of Operations...............................    2
                         Statements of Cash Flows...............................    3
                         Notes to Financial Statements..........................    4
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation...................................................   12
      Item 3.       Controls and Procedures.....................................   17

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................   17
      Item 2.       Changes in Securities.......................................   18
      Item 3.       Defaults Upon Senior Securities.............................   18
      Item 4.       Submission of Matters to a Vote of Security Holders.........   18
      Item 5.       Other Information...........................................   18
      Item 6.       Exhibits and Reports on Form 8-K............................   18

                           PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------
                                                                  March 31, 2003
--------------------------------------------------------------------------------

CURRENT ASSETS
   Cash                                                           $     13,277
   Accounts receivable                                                 148,694
   Prepaid expenses and other                                           19,812
------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   181,783

PROPERTY AND EQUIPMENT, NET                                          1,196,236

PATENTS, NET                                                            93,924
------------------------------------------------------------------------------

TOTAL ASSETS                                                      $  1,471,943
==============================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED
  STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                               $    591,292
   Accounts payable - related parties                                  888,543
   Accrued expenses                                                  1,173,132
   Notes payable to related parties - current portion                3,451,039
   Notes payable - current portion                                     434,118
------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            6,538,124

   Notes payable to related parties, less current portion              190,000
   Notes payable, less current portion                                  68,796
                                                                  ------------

TOTAL LIABILITIES                                                    6,796,920

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
  250 shares authorized, 28 shares issued and outstanding,
   $25,000 per share redemption amount plus dividends in arrears     1,230,098

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054  shares issued and outstanding,
   $2,500 per share redemption amount plus dividends in arrears      3,311,650

COMMITMENTS AND CONTINGENCIES (Note 8)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized;
    42,437,394 shares issued and outstanding                           424,374
   ADDITIONAL PAID-IN CAPITAL                                       18,477,917
   DEFERRED COMPENSATION                                               (37,608)
   ACCUMULATED DEFICIT                                             (28,731,408)
-------------------------------------------------------------------------------

TOTAL CAPITAL DEFICIT                                               (9,866,725)
-------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE
  PREFERRED STOCK AND CAPITAL DEFICIT                             $  1,471,943
==============================================================================
                                  See accompanying note to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED )

For the three months ended March 31,                        2003           2002
-----------------------------------------------------------------------------------
REVENUES                                               $    178,680         299,746

COST OF REVENUES                                            119,567         136,378
-----------------------------------------------------------------------------------

GROSS PROFIT                                                 59,113         163,368

OPERATING EXPENSES:
     Selling, general and administrative                  1,249,779       1,127,981
     Loss on equipment impairment                           627,493              --
     Non-cash compensation expense                            5,390         478,708
-----------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  1,882,662       1,606,689
-----------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                     (1,823,549)     (1,443,321)

OTHER (INCOME) EXPENSE:
     Other income                                               (99)         (4,013)
     Interest expense                                       209,412          51,507
-----------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                         209,313          47,494
-----------------------------------------------------------------------------------

NET LOSS                                                 (2,032,862)     (1,490,815)

PREFERRED STOCK DIVIDENDS                                   (92,125)        (94,972)
-----------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                    $ (2,124,987)     (1,585,787)
===================================================================================

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $      (0.05)          (0.04)
===================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     42,437,394      42,518,482
===================================================================================
                                     See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED )


For the three months ended March 31,                                     2003           2002
-----------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                          $(2,032,862)    (1,490,815)

   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                                     111,234        201,897
       Loss on equipment impairment                                      627,493             --
       Accretion of discount on notes payable                            136,638         44,833
       Non-cash compensation expense (benefit)                                --        472,600
       Amortization of deferred compensation                               5,390          6,108
   Change in operating assets and liabilities:
       Accounts receivable                                               (95,035)       (89,096)
            Inventories                                                   17,691       (271,933)
       Prepaid expenses and other                                          5,082         58,409
       Accounts payable                                                 (337,603)       (85,605)
            Accounts payable - related parties                           453,593        341,328
            Accrued expenses                                              72,685         27,301
       Deferred revenue                                                       --       (125,000)
-----------------------------------------------------------------------------------------------

Net cash used in operating activities                                 (1,035,694)      (909,973)
-----------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                         --        (12,259)
   Repayment of note receivable from officer                                  --         50,000
-----------------------------------------------------------------------------------------------

Net cash provided by investing activities                                     --         37,741
-----------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                  250,000        200,000
   Proceeds from issuance of notes payable and warrants to related     1,015,500        387,500
parties
   Repayments of notes payable                                           (21,013)        (2,236)
   Repayment of notes payable to related parties                        (250,000)      (250,000)
-----------------------------------------------------------------------------------------------

Net cash provided by financing activities                                994,487        335,264
-----------------------------------------------------------------------------------------------

Net decrease in cash                                                     (41,207)      (536,968)

Cash, beginning of year                                                   54,484        543,934
-----------------------------------------------------------------------------------------------

Cash, end of period                                                  $    13,277          6,966
===============================================================================================
                                                 See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

               For the three months ended March 31, 2003 and 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements of UltraStrip Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform with the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

2.      GOING CONCERN

         The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2003, the Company incurred losses of approximately $2.0 million, had a working capital deficiency of $6.4 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for $4.5 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

         March 31, 2003                                                  2003
         -----------------------------------------------------------------------
         Accrued payroll and related benefits                         $  754,601
         Accrued accounting and legal expenses                           285,000
         Other accrued expenses                                          133,531
        ------------------------------------------------------------------------
         Total accrued expenses                                       $1,173,132
         =======================================================================

4.       NOTES PAYABLE

         (A.) RELATED PARTY
         Notes payable to related parties consist of the following:

         MARCH 31, 2003                                                                    2003
         --------------------------------------------------------------------------------------------
         Notes payable to Director/stockholder (i) $1,000,000 note payable, net of unamortized discount of $65,273, due on June 15, 2004,
         collateralized by all existing equipment and machinery utilized to manufacture the Company's product (ii) $125,000 note payable, net of unamortized discount of $2,625, due on June 15, 2004, collateralized by all existing equipment and machinery utilized to manufacture the
         Company's product $20,000 note payable, interest at prime plus 2%
         (6.25% at March 31, 2003), due upon demand                                     $   1,077,102

         Revolving line of credit agreement with a stockholder collateralized by two automated hydro jetting systems due on March 12, 2004. There is no interest due to the lender; however, the lender is entitled to 10% of the gross revenues from the sale of the two hydro jetting systems
         should the two hydro jetting systems be sold (iii)                                   750,000

         Unsecured note payable to stockholder, interest at prime plus
         2% (6.25% at March 31, 2003), due on demand (iv)                                     517,893

         Unsecured notes payable to stockholder, interest at prime plus
         2% (6.25% at March 31, 2003), due on demand                                          455,044

         Notes payable to stockholders, interest at 18%, collateralized by certain machinery and equipment of the Company due as follows: $200,000
         due on June 30, 2004 and $100,000 due on July 30, 2004                               300,000


         Unsecured notes payable to officer/stockholder, interest at prime plus
         2% (6.25% at March 31, 2003), due upon demand                                        236,000

         Unsecured notes payable to Director, interest at prime plus 2% (6.25%
         at March 31, 2003), due March 31, 2005                                               190,000

         Unsecured note payable to employee/stockholder, interest at prime plus
         2% (6.25% at March 31, 2003), due upon demand                                         75,000

         Unsecured note payable to a company owned by shareholders of
         UltraStrip, interest at prime plus 2% (6.25% at March 31, 2003), due
         upon demand                                                                           40,000
         --------------------------------------------------------------------------------------------

                                                                                        $   3,641,039
         Less current portion
                                                                                        $   3,451,039)
         --------------------------------------------------------------------------------------------
                                                                                        $     190,000
         ============================================================================================

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (i) On January 17, 2003, the due date for the $1,000,000 note payable was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,617 is amortized to interest expense over the term of the extension.

                  On May 16, 2003, the due date for this note payable was extended until September 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,227 is amortized to interest expense over the term of the extension.

                  On September 16, 2003, the due date for this note payable was extended until March 15, 2004 in exchange for the granting of 195,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $248,669 is amortized to interest expense over the term of the extension.

                  On March 15, 2004, the due date for this note payable was extended until June 15, 2004 in exchange for the granting of 32,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $41,348 is being amortized to interest expense over the term of the extension.

         (ii) On February 7, 2003, the due date for the $125,000 note payable was extended until March 7, 2003 in exchange for the granting of 5,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $5,013 was amortized to interest expense over the term of the extension.

                  On March 7, 2003, the due date for this note was extended until May 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,929 was amortized to interest expense over the term of the extension.

                  On May 7, 2003, the due date for this note was extended until July 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,929 is amortized to interest expense over the term of the extension.

                  On July 7, 2003, the due date for this note was extended until September 9, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,320 is amortized to interest expense over the term of the extension.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         On September 9, 2003, the due date for this note was extended until March 15, 2004 in exchange for granting of 40,000 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $40,683 is amortized to interest expense over the term of the extension.

         On March 15, 2004, the due date for this mote was extended until June 15, 2004 in exchange for granting of 6,667 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $5,971 is being amortized to interest expenses over the term of the extension.

         (iii) On March 11, 2003, the Company signed a revolving line of credit agreement to borrow $750,000 from a related party. On March 12, 2004, the lender exchanged the debt and accrued interest for shares of the Company's Common Stock.

         (iv) On March 10, 2004, an unsecured note payable to an employee/shareholder in the amount of $517,893 and accrued interest was exchanged for shares of the Company's Common Stock.

         (B.) OTHER
         Notes payable consist of the following:

                                                                                        MARCH 31, 2003
         ----------------------------------------------------------------------------------------------
         Note payable of $250,000 interest at 18%, due on July 10, 2003,
         collateralized by 325,000 shares of the Company's Common Stock (i)             $     232,520

         Notes payable of $200,000, net of unamortized discount of $17,631, due on March 31, 2004, guaranteed by the former CEO of the Company and his
         spouse (ii)                                                                          182,369

         Installment notes payable to bank, $1,336 monthly including interest at
         10.99%, through July 2009 collateralized by trucks (iii)                              72,628

         Installment note, payable $506 monthly including interest at 7.9%,
         through April 2006 collateralized by vehicle                                          15,397
         --------------------------------------------------------------------------------------------

                                                                                              502,914

         Less current portion                                                                (434,118)
         --------------------------------------------------------------------------------------------

                                                                                        $      68,796
         ============================================================================================

         (i) On January 9, 2003, the Company signed a promissory note to borrow $250,000 from an accredited investor. The note was originally due on March 10, 2003 and is collateralized by 325,000 shares of the Company's Common Stock. On March 10, 2003, the lender extended the due date for two additional months, to May 10, 2003.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                  On May 10, 2003, the lender extended the due date for two additional months, to July 10, 2003.

                  On July 10, 2003, the lender extended the due date for two additional months, to September 12, 2003.

                  Subsequent to September 12, 2003, the note was paid in full and the lender executed a release.

         (ii) On February 21, 2003, the due date for this note was extended until August 21, 2003 in exchange for the granting of 12,309 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $21,159 will be amortized to interest expense over the term of the extension.

                  On August 21, 2003, the due date for this note was extended until January 31, 2004. On January 31, 2004, the due date for this note was extended until March 31, 2004.

                  On March 31, 2004, the Company paid $100,000 of principal and the lender extended the due date for this note to April 21, 2004.

         (iii) On December 31, 2003, the installment notes payable were paid in full by the sale of the collateralized trucks to a third party.

5.       COMMON STOCK

         Shares reserved for issuance
         -----------------------------
         As of March 31, 2003, 12,309,288 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

6.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

         Series A
         --------
         As of March 31, 2003, there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $530,098 on March 31, 2003.

         Series B
         --------
         As of March 31, 2003, there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $676,650 on March 31, 2003.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The following reconciles the components of the loss per common share computation:

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 12,309,288 shares of common stock on March 31, 2003) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

8.       STOCK-BASED COMPENSATION - PRO FORMA NET LOSS

         The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

         For the three months ended March 31,                                            2003             2002
         ---------------------------------------------------------------------------------------------------------
         Net loss applicable to common stock, as reported                        $    (2,124,987)   $   (1,585,787)

         Add:  Stock-based employee compensation expense included in reported
         net loss                                                                             --           472,600

         Deduct: Total stock-based employee compensation expense determined
           under fair value based method for all awards                                 (128,076)         (524,388)
         ---------------------------------------------------------------------------------------------------------

         Pro forma net loss                                                      $    (2,253,063)   $   (1,637,575)

         Basic loss per common share as reported                                 $         (0.05)   $        (0.04)
         Basic loss per common share pro forma                                   $         (0.05)   $        (0.04)

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

         For the three months ended March 31,                                           2003             2002
         --------------------------------------------------------------------------------------------------------
         Risk free interest rate                                                             3.92%            4.2%
         Expected life                                                                10-20 YEARS      1-20 years
         Expected volatility                                                                    0%            100%
         Dividend yield                                                                       0.0             0.0

9.       COMMITMENT AND CONTINGENCIES

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

         In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003 and has recorded unpaid invoices of $35,130 in accounts payable in the accompanying balance sheet. The Company is attempting to resolve this dispute promptly through either a revision of the original performance specifications or the return of most of the equipment in question.

         The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $458,028 for research and the purchase of equipment.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:

         For the three months ended March 31,                      2003              2002
         -----------------------------------------------------------------------------------
         Cash paid for interest                                  $ 31,568           $  3,372



         Non-cash investing and financing activities:

         Conversion of preferred stock to common stock           $     --           $155,000

         Accrued preferred stock dividends                       $ 92,125           $ 94,972

         Warrants issued in connection with financing            $201,218           $     --

11.      EQUIPMENT IMPAIRMENT

         The company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three months ended March 31, 2003, the Company recorded an equipment impairment charge of $627,493, resulting from technological changes in product design.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Certain statements in "Management's Discussion and Analysis and Plan of Operations" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES
--------
Revenues were $178,680 for the three months ended March 31, 2003, as compared to $299,746 for the three months ended March 31, 2002. The 40% decrease was caused by a reduction of business volume. Ninety-six percent of the revenue, for the period ended March 31, 2003, was generated from the completion of two hydro jetting service contracts for Carnival Cruise Lines, Inc. on vessels, Paradise and Elation, dry docked in Grand Bahama Shipyard and San Francisco Dry Dock. Carnival Cruise Lines, Inc. executed a strategic environmental alliance with the company in December 2000, pursuant to which Carnival agreed to use the Company's hydro jetting services for coating removal from hulls where geographically and financially feasible.

COST OF REVENUES
----------------
Cost of revenues was $119,567 for the three months ended March 31, 2003, as compared to $136,378 for the three months ended March 31, 2002. Gross profit decreased 64% for the period ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease in gross profit was due to mobilization expenses incurred moving resources to Grand Bahama Shipyard and San Francisco Dry Dock, and increased labor costs, compared to limited mobilization expenses for service contracts completed for three months ended March 31, 2002. The Company is increasingly more efficient in the operation of its automated systems, requiring less expenditure for consumable parts and down time to perform its services. If the Company is able to generate a consistent stream of substantial service contracts, the Company expects gross margin percentages to increase. The Company will then have greater opportunity to maintain its operational planning and labor cost improvements.

OPERATING EXPENSES
------------------
Selling, general and administrative expense was $1,249,779 for the three months ended March 31, 2003, compared to $1,127,981 for the three months ended March 31, 2002.

Loss on equipment impairment was $627,493 for the three months ended March 31, 2003. There was no such charge in the three months period ended March 31, 2002. The impaired equipment included earlier generation robotic equipment no longer used in the field or salable.

Non-cash compensation expense amounted to $5,390 for the period ended March 31, 2003, a decrease of $473,318 from the prior comparable period. In the current period, the Company incurred non-cash stock compensation expense for warrants issued to service providers, while the expense in the prior period includes variable option accounting charges pursuant to APB 25 in connection with stock options granted to employees and directors with cashless conversion features. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date. All of the stock options with cashless conversion features expired or were exercised in 2002.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended March 31, 2003 was $1,823,549 as compared to $1,443,321 for the three months ended March 31, 2002. The 26% increase in loss from operations was mainly attributed to the loss on equipment impairment.

INTEREST EXPENSE
----------------
Interest expense for the three months ended March 31, 2003, was $209,412 compared to $51,507 for the three months ended March 31, 2002. This increase was primarily attributable to new borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable with related and non-related parties.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended March 31, 2003 compared to $94,972 for the three months ended March 31, 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $2,124,987 for the three months ended March 31, 2003, compared to $1,585,787 for the three months ended March 31, 2002. Loss per common share was $0.05 for the three months ended March 31, 2003 and $0.04 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At March 31, 2003, the Company's cash and cash equivalents on hand were $13,277, compared to $54,484 at December 31, 2002. This decrease is chiefly due to the net loss from operations, partially offset by increased borrowing from related parties described below. In light of this decrease, Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Net cash used in operating activities was $1,035,694 for the three months ended March 31, 2003, compared to $909,973 for the three months ended March 31, 2002. This was due to increase in the Company's net loss offset by improvements in inventory, parts sales and decreased accounts payable.

The Company's net cash provided by investing activities was -0- for the three months ended March 31, 2003, compared to $37,741 for the three months ended March 31, 2002.

The Company's net cash provided by financing activities was $994,487 for the three months ended March 31, 2003, compared to $335,264 for the three months ended March 31, 2002. The increase is primarily attributable to an increase in new borrowings from shareholders of $1,015,000 from $387,500 in the prior period and an increase in new borrowings from non-shareholders of $250,000 from $200,000 in the prior period.

The Company lacks assured available financial resources to meet its March 31, 2003 working capital deficit of $6,356,341 and future operating costs.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $3 million, primarily for research and development and operating expenses, within the next twelve months.

PLAN OF OPERATIONS

The Company's plan of operation for the next twelve months continues to be to focus on sales and marketing efforts to place its automated hydro jetting systems into use in the ship maintenance and repair and above ground storage tank maintenance markets. The Company believes the most effective marketing effort for its product will be to conduct live demonstrations at shipyards and storage tank facilities in the United States and in shipyards throughout the world which are leaders in environmental protection, thereby introducing the marine industry to automated hydro jetting and demonstrating its superiority to existing surface preparation methods and competitive technologies.

The Company offers four primary sales options: outright equipment sales, exclusive licensing agreements, contract services, and parts and services. By offering this variety of alternatives, customers can select the relationship that best matches their capital allocation plan. The Company also intends to increase the focus of its marketing efforts on the U.S. market. The Company believes that environmental regulations are currently a very strong influence on shipyard operations in the United States and may provide an impetus to shipyards to consider the Company's products.

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

GOING CONCERN

The Company's independent auditors stated there was uncertainty about the Company's ability to continue as a going concern for the years ended December 31, 2002 and 2001. For the years ended December 31, 2002 and 2001, the Company incurred net annual losses of $2,688,978 and $4,901,465, respectively, had working capital deficits of $5,449,648 and $2,888,483, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

The Company hired an accounting manager (CPA licensed) and is currently establishing written policies to formalize the internal controls already in place.

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

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2003. During the first three months of 2003, no shares of Common Stock were issued.

During the three months ended March 31, 2003, options to purchase 157,309 shares of the Company's Common Stock were issued in connection with lending, and options to purchase 187,500 shares of the Company's Common Stock were forfeited or expired. The new options issuances have exercise prices ranging from $0.07 to $1.30 per share and are exercisable through 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended March 31, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2003.


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


10.18                Consulting Agreement with George Sterner               Incorporated by reference to Exhibit 10.18 to
                                                                            the Form 10-KSB for the year ended December 31,
                                                                            2001.
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB
10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Form 10-QSB/A for the quarter ended March
                     UltraStrip Systems, Inc.                               31, 2001.
10.24                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.24 to
                     and Michael Cristoforo dated December 27, 2001         the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.25                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and Dennis McGuire dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.26                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and George Sterner dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.27                Development and Supply Agreement dated May 13, 2002    Incorporated by reference to Exhibit 10.27 to
                     by and between Metro Machine Corp. and UltraStrip      the Form 10-QSB for the quarter ended June 30,
                     Systems, Inc.                                          2002.
10.28                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.28 to
                     and Dennis McGuire dated April 11, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.29                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.29 to
                     and Kevin Grady dated April 11, 2002                   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.30                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.30 to
                     and Robert Baratta dated April 15, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 17, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.

10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.
10.33                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.33 to
                     and AmClean, Inc. dated May 8, 2002                    the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.34                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.34 to
                     and Dennis and Jacqueline McGuire dated May 30, 2002   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.35                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.35 to
                     and Robert Baratta dated June 7, 2002                  the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.36                Assignment of U.S. Patent Serial No. 08/854,384        Incorporated by reference to Exhibit 10.36 to
                     from Dennis McGuire to UltraStrip Systems, Inc.        the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.37                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.37 to
                     and Eugene Rainis dated July 3, 2002                   the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.38                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.38 to
                     and Robert Baratta dated July 11, 2002                 the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.39                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.40 to
                     and Robert Baratta dated September 17, 2002            the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.41                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.41 to
                     and Robert Baratta dated October 3, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.42                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.42 to
                     and Dennis and Jacqueline McGuire dated October 3,     the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.43                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.43 to
                     Rainis and UltraStrip Systems, Inc. dated October      the Form 10-KSB for the year ended December 31,
                     18, 2002 (including original agreement)                2002.
10.44                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.44 to
                     and Dennis and Jacqueline McGuire dated October 25,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.45                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.45 to
                     and Dennis and Jacqueline McGuire dated October 31,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.46                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.46 to
                     and Robert Baratta dated November 19, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.47                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.47 to
                     and Robert Baratta dated November 26, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.

10.48                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.48 to
                     and Dennis and Jacqueline McGuire dated November       the Form 10-KSB for the year ended December 31,
                     27, 2002                                               2002.
10.49                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.49 to
                     and Robert Baratta dated December 4, 2002              the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.50                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.50 to
                     and Dennis and Jacqueline McGuire dated December 4,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.51                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.51 to
                     and Eugene Rainis dated December 9, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.52                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.52 to
                     and Robert Baratta dated December 18, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.53                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.53 to
                     and Dennis and Jacqueline McGuire dated December       the Form 10-KSB for the year ended December 31,
                     19, 2002                                               2002.
10.54                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated January 9, 2003
10.55                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated January
                     17, 2003
10.56                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated January 22, 2003
10.57                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated February
                     7, 2003
10.58                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated February
                     12, 2003
10.59                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated February 13, 2003
10.60                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Eugene Rainis dated February 27, 2003
10.61                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated February
                     27, 2003
10.62                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated March 6,
                     2003
10.63                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated March 7,
                     2003
10.64                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and George Sterner dated April 1, 2003
10.65                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated April 3,
                     2003

10.66                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated April 9, 2003
10.67                Addendum to Promissory Note dated April 11, 2002       Filed herewith.
                     between UltraStrip Systems, Inc. and Kevin Grady
10.68                Addendum to Promissory Note dated April 15, 2002       Filed herewith.
                     between UltraStrip Systems, Inc. and Robert Baratta
10.69                Addendum to Promissory Note dated April 19, 2002       Filed herewith.
                     between UltraStrip Systems, Inc. and Michael
                     Cristoforo
10.70                Addendum to Promissory Note dated April 25, 2002       Filed herewith.
                     between UltraStrip Systems, Inc. and Dennis and
                     Jacqueline McGuire
10.71                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated May 1, 2003
10.72                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated May 7,
                     2003
10.73                Addendum to Promissory Note dated May 8, 2002          Filed herewith.
                     between UltraStrip Systems, Inc. and Amclean, Inc.
10.74                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Baratta dated May 13, 2003
10.75                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated May 13, 2003
10.76                Extension of Maturity of Note between Eugene C.        Filed herewith.
                     Rainis and UltraStrip Systems, Inc. dated May 16,
                     2003
10.77                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Dennis and Jacqueline McGuire dated May 30, 2003
10.78                Addendum to Promissory Note dated May 30, 2002         Filed herewith.
                     between UltraStrip Systems, Inc. and Dennis and
                     Jacqueline MCGuire
10.79                Extension of Maturity of Note between Eugene Rainis    Filed herewith.
                     and Ultrastrip Systems, Inc. dated February 12,2003.
10.80                Extension of Maturity of Note between Eugene Rainis    Filed herewith.
                     and Ultrastrip Systems, Inc. dated July 7, 2003.
10.81                Extension of Maturity of Note between Plummer          Filed herewith.
                     Brothers and UltraStrip Systems, Inc. dated July
                     10, 2003.
10.82                Release from the Plummer Brothers Promissory Note      Filed herewith.
                     dated November 21, 2003.
10.83                Extension of Maturity of Note between Frank Moya       Filed herewith.
                     and UltraStrip Systems, Inc. dated August 21, 2003.

10.84                Extension of Maturity of Note between Frank Moya       Filed herewith.
                     and UltraStrip Systems, Inc. dated January 31, 2004.
10.85                Exchange Agreement between Kevin Grady and             Filed herewith.
                     UltraStrip Systems, Inc. date March 10, 2004.
10.86                Exchange Agreement between William Hunter and          Filed herewith.
                     UltraStrip Systems, Inc. date March 12, 2004.
10.87                Exclusive Services Contractor Agreement for North      Incorporated by reference to Exhibit 10.85 to
                     America dated November 20, 2003 by and between         the Form 8K for the period November 20, 2003.
                     Shaw-Robotic Environmental Services, LLC and
                     UltraStrip Systems, Inc.
10.92                Extension of Maturity of Note between Eugene Rainis    Filed herewith
                     and Ultrastrip Systems, Inc. dated February 12, 2004.
10.93                Subscription and Purchase Warrant Agreement between    Filed herewith
                     Eugene Rainis and Ultrastrip Systems, Inc. dated
                     February 12, 2004.
10.94                Subscription and Purchase Warrant Agreement between    Filed herewith
                     Eugene Rainis and Ultrastrip Systems, Inc. dated
                     April 15, 2004.
31.1                 1350 Certification of Stephen R. Johnson.              Filed herewith.
31.2                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.
32                   Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.




(b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ULTRASTRIP SYSTEMS, INC.

         April 14, 2004                   /s/ Stephen R. Johnson
                                             --------------------------------
                                          Stephen R. Johnson
                                          President and Chief Executive Officer



         April 14, 2004                   /s/ Michael R. Donn, Sr.
                                             ---------------------------------
                                          Michael R. Donn, Sr.
                                          Senior Vice President - Operations
                                          (Treasurer)