Form 10QSB
period 2003-06-30
ULTRASTRIP SYSTEMS INC
filed 2004-04-20
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No [X](1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of common stock were outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to June 30, 2003.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----
PART I.             FINANCIAL INFORMATION

      Item 1.    Financial Statements (unaudited)
                      Balance Sheet...........................................1
                      Statements of Operations................................2
                      Statements of Cash Flows................................3
                      Notes to Financial Statements...........................4
      Item 2.    Management's Discussion and Analysis or Plan of Operation...12
      Item 3.    Controls and Procedures.....................................17

PART II.         OTHER INFORMATION

      Item 1.    Legal Proceedings...........................................17
      Item 2.    Changes in Securities.......................................18
      Item 3.    Defaults Upon Senior Securities.............................18
      Item 4.    Submission of Matters to a Vote of Security Holders.........18
      Item 5.    Other Information...........................................18
      Item 6.    Exhibits and Reports on Form 8-K............................18

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------
                                                                                     June 30, 2003
--------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                              $      9,364
   Prepaid expenses and other                                                               9,671
--------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                       19,035

PROPERTY AND EQUIPMENT, NET                                                             1,086,442

PATENTS, NET                                                                               92,483
--------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $  1,197,960
==================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $    548,472
   Accounts payable - related parties                                                     921,307
   Accrued expenses                                                                     1,286,426
   Notes payable to related parties - current portion                                   3,714,677
   Notes payable - current portion                                                        425,458
--------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               6,896,340

   Notes payable to related parties, less current portion                                 220,000
   Notes payable, less current portion                                                     68,796
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                       7,185,136

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                          1,256,348

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding,, $2,500 per share
   redemption amount plus dividends in arrears                                          3,377,525

COMMITMENTS AND CONTINGENCIES (Note 8)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 42,437,394 shares
   issued and outstanding                                                                 424,374
   ADDITIONAL PAID-IN CAPITAL                                                          18,750,573
   DEFERRED COMPENSATION                                                                  (32,158)
   ACCUMULATED DEFICIT                                                                (29,763,838)
--------------------------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                                                 (10,621,049)
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK,
  AND CAPITAL DEFICIT                                                                $  1,197,960
==================================================================================================

See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              For three months ended       For six months ended
                                                                    June 30,                    June 30,
                                                              2003           2002          2003           2002
------------------------------------------------------------------------------------------------------------------
REVENUES                                                 $     43,939         22,224        222,619        321,970

COST OF REVENUES                                               60,399        116,618        179,967        252,996
------------------------------------------------------------------------------------------------------------------

GROSS (LOSS) PROFIT                                           (16,460)       (94,394)        42,652         68,974

OPERATING EXPENSES:
     Selling, general and administrative                      716,457      1,150,767      1,966,236      2,278,748
     Loss on equipment impairment                                  --             --        627,493             --
     Non-cash compensation expense (benefit)                    5,450     (1,745,950)        10,840     (1,267,242)
------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES (BENEFIT)                            721,907       (595,183)     2,604,569      1,011,506
------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS                                (738,367)       500,789     (2,561,917)      (942,532)

OTHER (INCOME) EXPENSE:
     Other income                                                (105)         (2007)          (205)        (6,020)
     Interest expense                                         202,042         74,769        411,455        126,276
------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                           201,937         72,762        411,250        120,256
------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME                                            (940,304)       428,027     (2,973,167)    (1,062,788)

PREFERRED STOCK DIVIDENDS                                     (92,125)       (92,125)      (184,250)      (187,097)
------------------------------------------------------------------------------------------------------------------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK             $ (1,032,429)       335,902     (3,157,417)    (1,249,885)
==================================================================================================================
NET (LOSS) INCOME PER COMMON SHARE (BASIC AND DILUTED)   $      (0.02)          0.01          (0.07)         (0.03)
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       42,437,394     42,459,121     42,437,394     42,488,638
==================================================================================================================

See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six months ended June 30,                             2003           2002
------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                               $(2,973,167)    (1,062,788)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                          222,469        364,886
       Loss on equipment impairment                           627,493             --
       Accretion of discount on notes payable                 286,012         92,000
       Non-cash compensation (benefit)                             --     (1,278,800)
       Amortization of deferred compensation                   10,840         11,558
   Change in operating assets and liabilities:
         Accounts receivable                                   53,659        (85,255)
         Inventories                                           17,691       (173,531)
         Prepaid expenses and other                            15,223         60,357
         Accounts payable                                    (380,423)      (230,475)
         Accounts payable - related parties                   486,358        239,265
         Accrued expenses                                     185,979             --
         Deferred revenue                                          --        375,000
------------------------------------------------------------------------------------

Net cash used in operating activities                      (1,447,866)    (1,687,783)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                              --        (31,039)
   Repayment of note receivable from officer                       --         50,000
------------------------------------------------------------------------------------

Net cash provided by investing activities                          --         18,961
------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants       250,000        200,000
   Proceeds from issuance of notes payable
     and warrants to related parties                        1,345,500        832,500
   Repayments of notes payable                                (40,254)        (3,409)
   Repayment of notes payable to related parties             (250,000)      (440,000)
   Proceeds from sale of warrants                              97,500        500,000
   Proceeds from issuance of common stock                          --        150,000
   (Increase) in subscription receivable                           --       (105,000)
------------------------------------------------------------------------------------
Net cash provided by financing activities                   1,402,746      1,134,091
------------------------------------------------------------------------------------

Net decrease in cash                                          (45,120)      (534,731)
------------------------------------------------------------------------------------

Cash, beginning of year                                        54,484        543,934
------------------------------------------------------------------------------------

Cash, end of period                                       $     9,364          9,203
====================================================================================

See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                For The Six Months Ended June 30, 2003 and 2002

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


2.       GOING CONCERN

         The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2003, the Company incurred losses of approximately $2.7 million, had a working capital deficiency of $6.9 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for $4.6 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

         June 30, 2003                               2003
         --------------------------------------------------
         Accrued payroll and related benefits    $  841,057
         Accrued accounting and legal expenses      280,000
         Other accrued expenses                     165,369
         --------------------------------------------------
         Total accrued expenses                  $1,286,426
         ==================================================

4.       NOTES PAYABLE

   (a.)  RELATED PARTY
         Notes payable to related parties consist of the following:

                                                                                  JUNE 30, 2003
         --------------------------------------------------------------------------------------
         Notes payable to Director/stockholder (i) $1,000,000 note payable, net of unamortized discount of $99,481, due on June 15, 2004
         collateralized by all existing equipment and machinery utilized to manufacture the Company's product (ii) $125,000 note payable, net of unamortized discount of $4,799, due on June 15, 2004, collateralized by all existing equipment and machinery utilized to manufacture the
         Company's product (iii) $20,000 note payable, interest at prime plus 2%
         (6.00% at June 30, 2003), due upon demand                                  $ 1,040,740

         Revolving line of credit agreement with a stockholder collateralized by two automated hydro jetting systems due on March 12, 2004. There is no interest due to the lender; however, the lender is entitled to 10% of the gross revenues from the sale of the two hydro jetting systems
         should the two hydro jetting systems be sold (iii)                             750,000

         Unsecured note payable to stockholder, interest at prime plus 2% (6.00%
         at June 30, 2003), due on demand (iv)                                          517,893

         Unsecured notes payable to employee/stockholder, interest at prime plus
         2% (6.00% at June 30, 2003), due on demand                                     593,044

         Notes payable to stockholders, interest at 18%, collateralized by certain machinery and equipment of the Company due as follows: $200,000
         due on June 30, 2004 and $100,000 due on July 30, 2004                         300,000


         Unsecured notes payable to officer/stockholder, interest at prime plus
         2% (6.00% at June 30, 2003), due upon demand                                   398,000

         Unsecured notes payable to Director, interest at prime plus 2% (6.00%
         at June 30, 2003), due March 31, 2005                                          220,000

         Unsecured note payable to employee/stockholder, interest at prime plus
         2% (6.00% at June 30, 2003), due upon demand                                    75,000

         Unsecured note payable to officer/shareholder, interest at prime plus
         2% (6.00% at June 30, 2003), due upon demand                                    40,000
         --------------------------------------------------------------------------------------
                                                                                      3,934,677

         Less current portion                                                        (3,714,677)
                                                                                    $   220,000
         ======================================================================================

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

               On March 15, 2004, the due date for this note was extended until June 15, 2004 in exchange for granting of 6,667 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $5,971 is being amortized to interest expenses over the term of the extension.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


   (b.)  OTHER
         Notes payable consist of the following:

                                                                                  JUNE 30, 2003
         --------------------------------------------------------------------------------------
         Note payable of $250,000 interest at 18%, due on July 10, 2003,
         collateralized by 325,000 shares of the Company's Common Stock (i)           $ 214,745

         Notes payable of $200,000, net of unamortized discount of $7,050, due on March 31, 2004, guaranteed by the former CEO of the Company and his
         spouse (ii)                                                                    192,950

         Installment notes payable to bank, $1,336 monthly including interest at
         10.99%, through July 2009 collateralized by trucks (iii)                        71,959

         Installment note, payable $506 monthly including interest at 7.9%,
         through April 2006 collateralized by vehicle                                    14,600
         --------------------------------------------------------------------------------------
                                                                                        494,254

         Less current portion                                                          (425,458)
         --------------------------------------------------------------------------------------
                                                                                      $  68,796
         ======================================================================================

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (iii) On December 31, 2003, the installment notes payable were paid in full by the sale of the collateralized trucks to a third party.


5.       COMMON STOCK

         Shares reserved for issuance
         ----------------------------
         As of June 30, 2003, 12,199,288 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

6.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

         Series A
         --------
         As of June 30, 2003 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $556,348 on June 30, 2003.

         Series B
         --------
         As of June 30, 2003 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $742,525 on June 30, 2003.


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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 12,199,288 shares of common stock at June 30, 2003) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

8.       STOCK-BASED COMPENSATION - PRO FORMA NET (LOSS)

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

         For the three months ended June 30,                                             2003           2002
         -------------------------------------------------------------------------------------------------------

         Net (loss) income applicable to common stock, as reported                   $(1,032,427)   $   335,902

         Add:  Stock-based employee compensation (benefit) included in
            reported net (loss) income                                                        --     (1,751,140)

         Deduct: Total stock-based employee compensation expense determined
            under fair value based method for all awards                                (119,923)      (457,835)
         -------------------------------------------------------------------------------------------------------

         Pro forma net loss                                                          $(1,152,350)   $(1,873,073)

         Basic loss per common share as reported                                     $     (0.02)   $     (0.01)

         Basic loss per common share pro forma                                       $     (0.03)   $     (0.04)



         For the six months ended June 30,                                             2003              2002
         -------------------------------------------------------------------------------------------------------
         Net loss applicable to common stock, as reported
                                                                                    $(3,157,417)     $(1,249,885)

         Add:  Stock-based employee compensation (benefit) included in reported
           net loss                                                                                   (1,278,800)

         Deduct: Total stock-based employee compensation expense determined
           under fair value based method for all awards                                (247,999)        (457,835)
         -------------------------------------------------------------------------------------------------------
         Pro forma net loss                                                         $(3,405,416)     $(2,986,520)

         Basic loss per common share as reported                                    $     (0.07)     $     (0.03)
         Basic loss per common share pro forma                                      $     (0.08)     $     (0.07)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

         For the six months ended June 30,                                             2003              2002
         -------------------------------------------------------------------------------------------------------
         Risk free interest rate                                                           3.92%             4.2%
         Expected life                                                              10-20 YEARS       1-20 years
         Expected volatility                                                                  0%             100%
         Dividend yield                                                                     0.0              0.0

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $458,028 for research and the purchase of equipment.


10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:

         For the six months ended June 30,                                                 2003             2002
         -------------------------------------------------------------------------------------------------------
         Cash paid for interest                                                        $ 20,377         $  7,509

         Non-cash investing and financing activities:

         Conversion of preferred stock to common stock                                 $     --         $155,000

         Accrued preferred stock dividends                                             $184,250         $187,097

         Warrants issued in connection with financing                                  $376,873         $     --

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.      EQUIPMENT IMPAIRMENT

         The company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the six months ended June 30, 2003 the Company recorded an equipment impairment charge of $627,493 resulting from technological changes in product design.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES
--------
Revenues were $43,939 for the three months ended June 30, 2003, as compared to $22,224 for the three months ended June 30, 2002. The Company had equipment sales of $43,939 for the three months ended June 30, 2003, as compared with service contract revenue of $22,224 for the three months ended June 30, 2002.

COST OF REVENUES
----------------
Cost of revenues was $60,399 for the three months ended June 30, 2003, as compared to $116,618 for the three months ended June 30, 2002.

OPERATING EXPENSES (BENEFIT)
----------------------------
Operating expenses (benefit) for the three months ended June 30,2003 were $721,907 compared to $(595,183) for the three months ended June 30, 2002. This increase is explained below.

Selling, general and administrative expense excluding non-cash compensation, was $716,457 for the three months ended June 30, 2003, as compared to $1,150,767 for the three months ended June 30, 2002. The decrease is a result of the Company's reduction in executive salaries, as well as a reduction in discretionary expenses.

Non-cash compensation expense (benefit) amounted to $5,450 for the three month period ended June 30, 2003, compared to ($1,745,950) from the prior period. In the current period, the Company incurred non-cash stock compensation expense for warrants issued to service providers, while the prior period includes a benefit from variable option accounting pursuant to APB No.25 in connection to stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date. All of the stock options with cashless conversion features expired or were exercised in 2002.

(LOSS) INCOME FROM OPERATIONS
-----------------------------
(Loss) income from operations for the three months ended June 30, 2003 was $(738,367) compared to income of $500,789 for the three months ended June 30, 2002. Income reported in 2002 resulted from the non-cash compensation (benefit) described above.

INTEREST EXPENSE
----------------
Interest expense was $202,042 and $74,769 for the three months ended June 30, 2003 and 2002, respectively. This increase was primarily attributable to new borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable with related and non-related parties.


PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended June 30, 2003 and $92,125 for the three months ended June 30, 2002. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK
--------------------------------------------
Net (loss) income applicable to Common Stock was $(1,032,429) for the three months ended June 30, 2003, compared to $335,902 for the three months ended June 30, 2002. Net (loss) income per common share was $(0.02) for the three months ended June 30, 2003 and $0.01 for the three months ended June 30, 2002.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES
--------
Revenues were $222,619 for the six months ended June 30, 2003, as compared to $321,970 for the six months ended June 30, 2002. The 31% decrease was caused by a reduction of both contract services and equipment sales volume.

COST OF REVENUES
----------------
Cost of revenues was $179,967 for the six months ended June 30, 2003, as compared to $252,996 for the six months ended June 30, 2002. Gross margins were reduced slightly due to less contract services in the revenue mix in 2003.

OPERATING EXPENSES
------------------
Operating expenses for the six months ended June 30, 2003 were $2,604,569 as compared to 1,011,506 for the six months ended June 30, 2002.

Selling, general and administrative expense excluding non-cash compensation, was $1,966,236 for the six months ended June 30, 2003, as compared to $2,278,748 for the six months ended June 30, 2002. The decrease is a result of the Company's reduction in executive salaries, as well as a reduction in discretionary expenses.

Non-cash compensation expense (benefit) amounted to $10,840 for the six month period ended June 30, 2003, compared to a $(1,267,242) (benefit) from the prior period. In the current period, the Company incurred non-cash stock compensation expense for warrants issued to service providers, while the prior period includes variable option accounting (benefit) pursuant to APB No.25 in connection to stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date. All of the stock options with cashless conversion features expired or were exercised in 2002.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the six months ended June 30, 2003 was $2,561,917 compared to $942,532 for the six months ended June 30, 2002, largely as a result of the increase in operating expense described above.

INTEREST EXPENSE
----------------
Interest expense was $411,455 and $126,276 for the six months ended June 30, 2003 and 2002, respectively. This increase was primarily attributable to new borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable with related and non-related parties.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $184,250 for the six months ended June 30, 2003 and $187,097 for the six months ended June 30, 2002. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $3,157,417 for the six months ended June 30, 2003, compared to $1,249,885 for the six months ended June 30, 2002. Loss per common share was $0.07 for the six months ended June 30, 2003 and $0.03 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At June 30, 2003, the Company's cash and cash equivalents on hand were $9,364, compared to $54,484 at December 31, 2002. In light of this decrease, Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Net cash used in operating activities was $1,447,866 for the six months ended June 30, 2003, compared to $1,687,783 for the six months ended June 30, 2002. This reduction is primarily due to Company's increased net loss, offset by reduction in deferred revenue, and increases in accounts payable - related parties and accrued expenses.

The Company's net cash provided by investing activities was -0- for the six months ended June 30, 2003 compared to $18,961 for the six months ended June 30, 2002.

The Company's net cash provided by financing activities was $1,402,746 for the six months ended June 30, 2003 compared to $1,134,091 for the six months ended June 30, 2002. The increase is primarily attributable to an increase in new borrowings from shareholders of $1,345,500 from $832,500 in the prior period.

The Company lacks assured available financial resources to meet its June 30, 2003 working capital deficit of $6,877,305 and future operating costs.

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

GOING CONCERN

The Company's independent auditor's reports for the years ended December 31, 2002 and 2001 stated in there was uncertainty about the Company's ability to continue as a going concern. For the years ended December 31, 2002 and 2001, the Company incurred net annual losses of $2,688,978 and $4,901,465, respectively, had working capital deficits of $5,449,648 and $2,888,483, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

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

ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the second quarter of 2003. During the first six months of 2003, no shares of Common Stock were issued.

During the three months ended June 30, 2003, options to purchase 140,000 shares of the Company's Common Stock were issued in connection with lending, and options to purchase 270,000 shares of the Company's Common Stock were forfeited or expired. The new options issuances have exercise prices ranging from $0.07 to $1.30 per share and are exercisable through 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended June 30, 2003.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2003.

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
                     Society

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
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

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 17, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.

10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.

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

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
10.47                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.47 to
                     and Robert Baratta dated November 26, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.

10.48                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.48 to
                     and Dennis and Jacqueline McGuire dated November       the Form 10-KSB for the year ended December 31,
                     27, 2002                                               2002.

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

10.54                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.54 to
                     and Robert Baratta dated January 9, 2003               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.55                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.55 to
                     Rainis and UltraStrip Systems, Inc. dated January      the Form 10-QSB for the quarter ended March 31,
                     17, 2003                                               2003.

10.56                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.56 to
                     and Robert Baratta dated January 22, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.57                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.57 to
                     Rainis and UltraStrip Systems, Inc. dated February     the Form 10-QSB for the quarter ended March 31,
                     7, 2003                                                2003.

10.58                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.58 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     12, 2003                                               2003.

10.59                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.59 to
                     and Robert Baratta dated February 13, 2003             the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.60                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.60 to
                     and Eugene Rainis dated February 27, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.61                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.61 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     27, 2003                                               2003.

10.62                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.62 to
                     and Dennis and Jacqueline McGuire dated March 6,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
10.63                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.63 to
                     Rainis and UltraStrip Systems, Inc. dated March 7,     the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

10.64                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.64 to
                     and George Sterner dated April 1, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.65                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.65 to
                     and Dennis and Jacqueline McGuire dated April 3,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

10.66                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.66 to
                     and Robert Baratta dated April 9, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.67                Addendum to Promissory Note dated April 11, 2002       Incorporated by reference to Exhibit 10.67 to
                     between UltraStrip Systems, Inc. and Kevin Grady       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.68                Addendum to Promissory Note dated April 15, 2002       Incorporated by reference to Exhibit 10.68 to
                     between UltraStrip Systems, Inc. and Robert Baratta    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.69                Addendum to Promissory Note dated April 19, 2002       Incorporated by reference to Exhibit 10.69 to
                     between UltraStrip Systems, Inc. and Michael           the Form 10-QSB for the quarter ended March 31,
                     Cristoforo                                             2003.

10.70                Addendum to Promissory Note dated April 25, 2002       Incorporated by reference to Exhibit 10.70 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline McGuire                                     2003.

10.71                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.71 to
                     and Robert Baratta dated May 1, 2003                   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.72                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.72 to
                     Rainis and UltraStrip Systems, Inc. dated May 7,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

10.73                Addendum to Promissory Note dated May 8, 2002          Incorporated by reference to Exhibit 10.73 to
                     between UltraStrip Systems, Inc. and Amclean, Inc.     the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.74                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.74 to
                     and Robert Baratta dated May 13, 2003                  the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.75                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.75 to
                     and Dennis and Jacqueline McGuire dated May 13, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.76                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.76 to
                     Rainis and UltraStrip Systems, Inc. dated May 16,      the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

10.77                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.77 to
                     and Dennis and Jacqueline McGuire dated May 30, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.78                Addendum to Promissory Note dated May 30, 2002         Incorporated by reference to Exhibit 10.78 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline MCGuire                                     2003.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
10.79                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.79 to
                     and Ultrastrip Systems, Inc. dated February 12,2004.   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.80                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.80 to
                     and Ultrastrip Systems, Inc. dated July 7, 2003.       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.81                Extension of Maturity of Note between Plummer          Incorporated by reference to Exhibit 10.81 to
                     Brothers and UltraStrip Systems, Inc. dated July       the Form 10-QSB for the quarter ended March 31,
                     10, 2003.                                              2003.

10.82                Release from the Plummer Brothers Promissory Note      Incorporated by reference to Exhibit 10.82 to
                     dated November 21, 2003.                               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.83                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.82 to
                     and UltraStrip Systems, Inc. dated August 21, 2003     the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.84                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.84 to
                     and UltraStrip Systems, Inc. dated January 31, 2004    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.85                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.85 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.86                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.86 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

10.87                Exclusive Services Contractor Agreement for North      Incorporated by reference to Exhibit 10.85 to
                     America dated November 20, 2003 by and between         the Form 8K for the period November 20, 2003.
                     Shaw-Robotic Environmental Services, LLC and
                     UltraStrip Systems, Inc.

10.92                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.92 to
                     and UltraStrip Systems, Inc. dated February 12,        the Form 10-QSB for the quarter ended March 31,
                     2004.                                                  2003.

10.93                Subscriptions and Purchase Warrant Agreement           Incorporated by reference to Exhibit 10.93 to
                     between Eugene Rainis and Ultrastrip Systems, Inc.     the Form 10-QSB for the quarter ended March 31,
                     dated February 12, 2004.                               2003.

10.94                Subscription and Purchase Warrant Agreement            Incorporated by reference to Exhibit 10.94 to
                     between Eugene Rainis and Ultrastrip Systems, Inc.     the Form 10-QSB for the quarter ended March 31,
                     dated April 15, 2004.                                  2003.

31.1                 1350 Certification of Stephen R. Johnson.              Filed herewith.

31.2                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.

32                   Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.


(b) REPORTS ON FORM 8-K. Two reports were filed on Form 8-K during the three months ended June 30, 2003. On June 11, 2003, the Company filed a Form 8-K announcing its unaudited financial results for the year ended December 31, 2002 and preliminary results for the three months ended March 31, 2003. On June 27, 2003, the Company filed a Form 8-K announcing the sale of two robotic systems to Jackwell Engineering Ltd of Singapore under the terms of a five-year exclusive licensing agreement.

                                   SIGNATURES

         In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ULTRASTRIP SYSTEMS, INC.

         April 14, 2004              /s/ Stephen R. Johnson
                                     -------------------------------------
                                     Stephen R. Johnson
                                     President and Chief Executive Officer



         April 14, 2004              /s/ Michael R. Donn, Sr.
                                     -------------------------------------
                                     Michael R. Donn, Sr.
                                     Senior Vice President - Operations
                                     (Treasurer)