Form 10QSB
period 2003-09-30
ULTRASTRIP SYSTEMS INC
filed 2004-04-20
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that; the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of common stock were outstanding as of September 30, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to September 30, 2003.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                                 Page
                                                                                 ----
PART I.             FINANCIAL INFORMATION
      Item 1.       Financial Statements (unaudited)
                         Balance Sheet..........................................   1
                         Statements of Operations...............................   2
                         Statements of Cash Flows...............................   3
                         Notes to Financial Statements.................            4
      Item 2.       Management's Discussion and Analysis and Plan of
                    Operation...................................................  12
      Item 3.       Controls and Procedures.....................................  17

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...........................................  17
      Item 2.       Changes in Securities.......................................  18
      Item 3.       Defaults Upon Senior Securities.............................  18
      Item 4.       Submission of Matters to a Vote of Security Holders.........  18
      Item 5.       Other Information...........................................  18
      Item 6.       Exhibits and Reports on Form 8-K............................  18

                         PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

-------------------------------------------------------------------------------
                                                                   September 30,
                                                                       2003
-------------------------------------------------------------------------------

CURRENT ASSETS
   Cash                                                            $      2,149
   Accounts receivable                                                    1,740
   Prepaid expenses and other                                             4,250
-------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      8,139

PROPERTY AND EQUIPMENT, NET                                             976,866

PATENTS, NET                                                             91,042
-------------------------------------------------------------------------------

TOTAL ASSETS                                                       $  1,076,047
===============================================================================


LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED
  STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                $    494,607
   Accounts payable - related parties                                   947,144
   Accrued expenses                                                   1,425,189
   Notes payable to related parties - current portion                 3,555,053
   Notes payable - current portion                                      410,139
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                             6,832,132

   Notes payable to related parties, less current portion               240,000
   Notes payable, less current portion                                   68,796
-------------------------------------------------------------------------------

TOTAL LIABILITIES                                                     7,140,928

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   250 shares authorized; 28 shares issued and outstanding,
  $25,000 per share redemption amount plus dividends in arrears       1,282,598

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding,
   $2,500 per share redemption amount plus dividends in arrears       3,443,400

COMMITMENTS AND CONTINGENCIES (Note 8)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized;
     42,437,394 shares issued and outstanding                           424,374
   ADDITIONAL PAID-IN CAPITAL                                        19,642,017
   DEFERRED COMPENSATION                                                (26,648)
   ACCUMULATED DEFICIT                                              (30,830,622)
-------------------------------------------------------------------------------

TOTAL CAPITAL DEFICIT                                               (10,790,879)
-------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE
  PREFERRED STOCK, AND CAPITAL DEFICIT                             $  1,076,047
===============================================================================

See accompanying notes to Financial Statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For three months ended          For nine months ended
                                                                September 30,                   September 30,
-------------------------------------------------------------------------------------------------------------------
                                                            2003           2002              2003          2002
-------------------------------------------------------------------------------------------------------------------
REVENUES                                               $    237,856       2,441,229         460,475       2,763,199

COST OF REVENUES                                            132,981       1,334,103         312,948       1,587,099
-------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                104,875       1,107,126         147,527       1,176,100

OPERATING EXPENSES:
     Selling, general and administrative                    875,691         931,651       2,841,927       3,210,399

     Loss on equipment impairment                                --              --         627,493              --
     Non-cash compensation Expense (benefit)                  5,510           5,510          16,350      (1,261,732)
-------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                    881,201         937,161       3,485,770       1,948,667
-------------------------------------------------------------------------------------------------------------------

(LOSS) INCOME FROM OPERATIONS                              (776,326)        169,965      (3,338,243)       (772,567)

OTHER (INCOME) EXPENSE:
     Other income                                               (83)           (473)           (285)         (6,493)
     Interest expense                                       198,414         113,580         609,868         239,856
-------------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                         198,331         113,107         609,583         233,363
-------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                          (974,657)         56,858      (3,947,826)     (1,005,930)

PREFERRED STOCK DIVIDENDS                                   (92,125)        (92,125)       (276,375)       (279,222)
-------------------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                    $ (1,066,782)        (35,267)     (4,224,201)     (1,285,152)
===================================================================================================================

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $      (0.03)          (0.00)          (0.10)          (0.03)
===================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     42,437,394      42,415,220      42,437,394      42,443,754
===================================================================================================================

See accompanying notes to Financial Statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


For the nine months ended September  30,                     2003          2002
------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                               $(3,947,826)    (1,005,930)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                          333,486        522,514
       Loss on equipment impairment                           627,493             --
       Accretion of discount on notes payable                 427,803        171,852
       Non-cash compensation benefit                               --     (1,278,800)
       Amortization of deferred compensation                   16,350         17,068
   Change in operating assets and liabilities:
       Accounts receivable                                     51,919       (188,772)
            Inventories                                        17,691        456,678
       Prepaid expenses and other                              20,644         79,276
       Accounts payable                                      (434,288)       (13,299)
            Accounts payable - related parties                512,195       (236,705)
            Accrued expenses                                  324,742             --
       Deferred revenue                                            --       (125,000)
------------------------------------------------------------------------------------

Net cash used in operating activities                      (2,049,791)    (1,601,118)
------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                             --         (3,324)
   Purchase of property and equipment                              --        (37,904)
   Repayment of note receivable from officer                       --         50,000
------------------------------------------------------------------------------------

Net cash provided by investing activities                          --          8,772
                                                          -----------    -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants       250,000        200,000
   Proceeds from issuance of notes payable and warrants
     to related parties                                     1,365,500      1,547,500
   Repayments of notes payable                                (62,624)        (8,748)
   Repayment of notes payable to related parties             (250,000)    (1,355,000)
    Proceeds from issuance of common stock                         --        281,000
   Proceeds from sale of warrants                             694,580        500,000
------------------------------------------------------------------------------------

Net cash provided by financing activities                   1,997,456      1,164,752
------------------------------------------------------------------------------------

Net decrease in cash                                          (52,335)      (427,594)

Cash, beginning of year                                        54,484        543,934
------------------------------------------------------------------------------------

Cash, end of period                                       $     2,149        116,340
====================================================================================

See accompanying notes to Financial Statements.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

For the nine months ended September 30, 2003 and 2002

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


2.       GOING CONCERN

         The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2003, the Company incurred losses of approximately $3.9 million, had a working capital deficiency of $6.8 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for $4.7 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         consummated, will enable the Company to obtain profitable operations or continue as a going concern.


3.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

         September 30, 2003                                               2003
         -----------------------------------------------------------------------
         Accrued payroll and related benefits                         $  991,923
         Accrued accounting and legal expenses                           250,000
         Other accrued expenses                                          183,266
         -----------------------------------------------------------------------
         Total accrued expenses                                       $1,425,189
         =======================================================================

4.       NOTES PAYABLE

   (a.)  RELATED PARTY
         Notes payable to related parties consist of the following:

                                                                                 SEPTEMBER 30,
                                                                                      2003
         ------------------------------------------------------------------------------------------------------------
         Notes payable to Director/stockholder (i) $1,000,000 note payable, net of unamortized discount of $231,114, due on June 15, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company's product (ii) $125,000 note payable, net of unamortized discount of $32,770, due on June 15, 2004, collateralized by all existing equipment and machinery utilized to manufacture the
         Company's product $20,000 note payable, interest at prime plus 2%
         (6.00% at September 30, 2003), due upon demand                            $   881,116

         Revolving line of credit agreement with a stockholder collateralized by two automated hydro jetting systems due on March 12, 2004. There is no interest due to the lender; however, the lender is entitled to 10% of the gross revenues from the sale of the two hydro jetting systems
         should the two hydro jetting systems be sold (iii)                            750,000

         Unsecured note payable to employee/stockholder, interest at prime plus
         2% (6.00% at September 30, 2003), due on demand (iv)                          517,893

         Unsecured notes payable to employee/stockholder, interest at prime plus
         2% (6.00% at September 30, 2003), due on demand                               593,044

         Notes payable to stockholders, interest at 18%, collateralized by certain machinery and equipment of the Company due as follows: $200,000
         due on June 30, 2004 and July 31, 2004                                        300,000

         Unsecured notes payable to officer/stockholder, interest at prime plus
         2% (6.00% at September 30, 2003), due on demand                               398,000

         Unsecured notes payable to Director, interest at prime plus 2% (6.00%
         at September 30, 2003), due March 31, 2005                                    240,000

         Unsecured note payable to employee/stockholder, interest at prime plus
         2% (6.00% at September 30, 2003), due upon demand                              75,000

         Unsecured note payable to officer/shareholder, interest at prime plus
         2% (6.00% at September 30, 2003), due upon demand                              40,000
         -------------------------------------------------------------------------------------
                                                                                     3,795,053
         LESS CURRENT PORTION                                                       (3,555,053)
                                                                                   -----------
                                                                                   $   240,000
         =====================================================================================

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



   (b.)  OTHER
         Notes payable consist of the following:

                                                                                 SEPTEMBER 30,
                                                                                       2003
         -------------------------------------------------------------------------------------
         Note payable of $250,000 interest at 18%, due on September 12, 2003,
         collateralized by 325,000 shares of the Company's Common Stock (i)        $   196,734

         Notes payable of $200,000 interest at 18%, due on March 31, 2004,
         guaranteed by the former CEO of the Company and his spouse (ii)               200,000

         Installment notes payable to bank, $1,336 monthly including interest at
         10.99%, through July 2009 collateralized by trucks (iii)                       69,225

         Installment note, payable $506 monthly including interest at 7.9%,
         through April 2006 collateralized by vehicle                                   12,976
         -------------------------------------------------------------------------------------
                                                                                       478,935

         Less current portion                                                         (410,138)
         -------------------------------------------------------------------------------------
                                                                                   $    68,797
         -------------------------------------------------------------------------------------

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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


5.       COMMON STOCK

         Shares reserved for issuance
         ----------------------------
         As of September 30, 2003, 12,274,289 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

6.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

         Series A
         --------
         As of September 30, 2003, there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $582,598 on September 30, 2003 .

         Series B
         --------
         As of September 30, 2003 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $808,400 on September 30, 2003.

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

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 12,274,289 shares of common stock at September 30, 2003) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

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

       For the three months ended September 30,                                       2003             2002
         ----------------------------------------------------------------------------------------------------

Net loss applicable to common stock, as reported                                  $(1,066,782)   $   (35,627)

Add:  Stock-based employee compensation (benefit) included in
   reported net loss                                                                       --             --

Deduct: Total stock-based employee compensation expense determined
   under fair value based method for all awards                                      (106,198)       (17,068)
         ----------------------------------------------------------------------------------------------------


Pro forma net loss                                                                $(1,172,980)   $   (52,695)

Basic loss per common share as reported                                           $     (0.03)   $     (0.00)

Basic loss per common share pro forma                                             $     (0.03)   $     (0.00)



         For the nine months ended September 30,                                       2003           2002
         ----------------------------------------------------------------------------------------------------
         Net loss applicable to common stock, as reported                          $(4,224,201)   $(1,285,152)

         Add: Stock-based employee compensation benefits included in reported
            net loss                                                                        --     (1,278,800)

         Deduct: Total stock-based employee compensation expense determined
            under fair value based method for all awards,                             (354,197)      (474,903)
         ----------------------------------------------------------------------------------------------------

         Pro forma net loss                                                        $(4,578,398)   $(3,038,855)

         Basic loss per common share as reported                                   $     (0.10)   $     (0.03)
         Basic loss per common share pro forma                                     $     (0.11)   $     (0.07)

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

          For the nine months ended September 30,          2003           2002
         -----------------------------------------------------------------------

         Risk free interest rate                            3.92%           4.2%
         Expected life                               10-20 YEARS     1-20 years
         Expected volatility                                   0%           100%
         Dividend yield                                      0.0            0.0

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

         The Company has commitments with NREC and Carnegie Mellon University, amounting to approximately $458,028 for research and the purchase of equipment.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:


         For the nine  months ended September 30,           2003          2002
         -----------------------------------------------------------------------

         Cash paid for interest                           $ 38,726      $ 17,521



         Non-cash investing and financing activities:

         Conversion of preferred stock to common stock    $     --      $155,000

         Accrued preferred stock dividends                $276,375      $279,222

         Warrants issued in connection with financing     $671,237      $     --

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.      EQUIPMENT IMPAIRMENT

         The company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the nine months ended September 30, 2003 the Company recorded an equipment impairment charge of $627,493 resulting from technological changes in product design.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES
--------
Revenues were $237,856 for the three months ended September 30, 2003, as compared to $2,441,229 for the three months ended September 30, 2002. The major difference is the sale of equipment in 2002 to Metro Machine Corporation for $2,346,508 for a prototype automated hydro jetting system.

COST OF REVENUES
----------------
Cost of revenues was $132,981 for the three months ended September 30, 2003, as compared to $1,334,103 for the three months ended September 30, 2002. The variance between quarters is primarily the cost of equipment sold to Metro Machine Company in 2002.

OPERATING EXPENSES
------------------
Selling, general and administrative expense was $875,691 for the three months ended September 30, 2003, compared to $931,651 for the three months ended September 30, 2002. The 6% decrease resulted from the Company's reduction in executive salaries, as well as a reduction in discretionary expenses.

Non-cash compensation expense amounted to $5,510 for both three month periods ended September 30, 2003 and 2002. In the both periods, the Company incurred non-cash stock compensation expense for warrants issued to service providers.

(LOSS) INCOME FROM OPERATIONS
-----------------------------
(Loss)Income from operations for the three months ended September 30, 2003 was $(776,326) as compared to $169,965 for the three months ended September 30, 2002, largely as a result of the decrease in revenue described above.

INTEREST EXPENSE
----------------
Interest expense for the three months ended September 30, 2003 was $198,414 compared to $113,580 for the three months ended September 30, 2002. This increase was primarily attributable to new borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable with related and non-related parties.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for both three months period ended September 30, 2003 and 2002. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,066,782 for the three months ended September 30, 2003, compared to $35,267 for the three months ended September 30, 2002. Loss per common share was $0.03 for the three months ended September 30, 2003 and $0.00 for the three months ended September 30, 2002.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES
--------
Revenues were $460,475 for the nine months ended September 30, 2003, as compared to $2,763,199 for the nine months ended September 30, 2002. Sale of equipment in 2002 to Metro Machine Corporation in the amount of $2,419,093 is responsible for most of the difference.

COST OF REVENUES
----------------
Cost of revenues was $312,948 for the nine months ended September 30, 2003, as compared to $1,587,099 for the nine months ended September 30, 2002. The cost of the equipment of $1,282,226 sold to Metro Machine Corporation in 2002 is the major variance to 2003.

OPERATING EXPENSES
------------------
Operating expenses for the nine months ended September 30, 2003 were $3,485,770 as compared to 1,948,667 for the nine months ended September 30, 2002.

Selling, general and administrative expense excluding non-cash compensation, decreased from $3,210,399 for the nine months ended September 30, 2002 to $2,841,927 for the nine months ended September 30, 2003, a decrease of 11%. The decrease is a result of the Company's reduction in executive salaries, as well as a reduction in discretionary expenses.

Non-cash compensation expense (benefit) amounted to $16,350 for the nine month period ended September 30, 2003, compared to $(1,261,732) from the prior period. In the current period, the Company incurred non-cash stock compensation expense for warrants issued to service providers, while the prior period includes a benefit from variable option accounting pursuant to APB No. 25 in connection with stock options granted to employees and directors with cashless conversion provisions. The number of shares of common stock that may be acquired by the option holder cannot be determined prior to the exercise of the option, therefore estimates of compensation expense for these options are recorded based upon the estimated fair value of the stock at each intervening financial statement date. All of the stock options with cashless conversion features expired or were exercised in 2002.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the nine months ended September 30, 2003 was $3,338,243 compared to $772,567 for the nine months ended September 30, 2002. This increased loss was primarily due to a major equipment sale to Metro Machine Corporation and an increase in operating expenses described above.

INTEREST EXPENSE
----------------
Interest expense was $609,868 and $239,856 for the nine months ended September 30, 2003 and 2002, respectively. This increase was primarily attributable to new borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable with related and non-related parties.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $276,375 for the nine months ended September 30, 2003 and $279,222 for the nine months ended September 30, 2002. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $4,224,201 for the nine months ended September 30, 2003, compared to $1,285,152 for the nine months ended September 30, 2002. Loss per common share was $0.10 for the nine months ended September 30, 2003 and $0.03 for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At September 30, 2003, the Company's cash and cash equivalents on hand were $2,149, compared to $54,484 at December 31, 2002. This decrease is due to the large increases in net loss in receivables, offset by the issuance of notes payable and warrants to related parties. In light of this decrease, Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Net cash used in operating activities was $2,049,791 for the nine months ended September 30, 2003, compared to $1,601,118 for the nine months ended September 30, 2002.

The Company's net cash provided by investing activities was -0- for the nine months ended September 30, 2003 compared to $8,772 for the nine months ended September 30, 2002.

The Company's net cash provided by financing activities was $1,997,456 for the nine months ended September 30, 2003 from $1,164,752 for the nine months ended September 30, 2002. The increase is primarily attributable to an increase in new borrowings from shareholders of $1,365,500 from $1,547,500 in the prior period and an increase in new borrowings from non-shareholders of $250,000 from $200,000 in the prior period. Proceeds from sale of warrants increased cash provided by financing activities $694,580 and $500,000 for the nine months ended September 30, 2003 and 2002 respectively.

The Company lacks assured available financial resources to meet its September 30, 2003 working capital deficit of $6,823,993 and future operating costs.

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

GOING CONCERN

The Company's independent auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2002 and 2001 were prepared assuming that the Company will continue as a going concern. For the years ended December 31, 2002 and 2001, the Company incurred net annual losses of $2,688,978 and $4,901,465, respectively, had working capital deficits of $5,449,648 and $2,888,483, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available from private sources in 2003 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

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

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the third quarter of 2003. During the third quarter of 2003, no shares of Common stock were issued.

During the three months ended September 30, 2003, options to purchase 245,000 shares of the Company's Common Stock were issued in connection with lending, and options to purchase 50,000 shares of the Company's Common Stock were forfeited or expired. The new options issuances have exercise prices ranging from $0.07 to $1.30 per share and are exercisable through 2023.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended September 30, 2003.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2003.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB").
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.
10.1                 Employment Agreement - Scott Baratta                   Incorporated by reference to Exhibit 10.1 to
                                                                            the Form 10-SB.
10.2                 Employment Agreement - Jacqueline K. McGuire           Incorporated by reference to Exhibit 10.2 to
                                                                            the Form 10-SB.
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.
10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB.
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.
10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
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
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB
10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Form 10-QSB/A for the quarter ended March
                     UltraStrip Systems, Inc.                               31, 2001.
10.24                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.24 to
                     and Michael Cristoforo dated December 27, 2001         the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.25                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and Dennis McGuire dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.26                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and George Sterner dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.27                Development and Supply Agreement dated May 13, 2002    Incorporated by reference to Exhibit 10.27 to
                     by and between Metro Machine Corp. and UltraStrip      the Form 10-QSB for the quarter ended June 30,
                     Systems, Inc.                                          2002.
10.28                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.28 to
                     and Dennis McGuire dated April 11, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.29                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.29 to
                     and Kevin Grady dated April 11, 2002                   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.30                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.30 to
                     and Robert Baratta dated April 15, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 17, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.
10.33                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.33 to
                     and AmClean, Inc. dated May 8, 2002                    the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.34                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.34 to
                     and Dennis and Jacqueline McGuire dated May 30, 2002   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.35                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.35 to
                     and Robert Baratta dated June 7, 2002                  the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.36                Assignment of U.S. Patent Serial No. 08/854,384        Incorporated by reference to Exhibit 10.36 to
                     from Dennis McGuire to UltraStrip Systems, Inc.        the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.37                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.37 to
                     and Eugene Rainis dated July 3, 2002                   the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.38                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.38 to
                     and Robert Baratta dated July 11, 2002                 the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.39                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.40 to
                     and Robert Baratta dated September 17, 2002            the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.41                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.41 to
                     and Robert Baratta dated October 3, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.42                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.42 to
                     and Dennis and Jacqueline McGuire dated October 3,     the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.43                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.43 to
                     Rainis and UltraStrip Systems, Inc. dated October      the Form 10-KSB for the year ended December 31,
                     18, 2002 (including original agreement)                2002.
10.44                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.44 to
                     and Dennis and Jacqueline McGuire dated October 25,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.45                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.45 to
                     and Dennis and Jacqueline McGuire dated October 31,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.46                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.46 to
                     and Robert Baratta dated November 19, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
10.47                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.47 to
                     and Robert Baratta dated November 26, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.48                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.48 to
                     and Dennis and Jacqueline McGuire dated November       the Form 10-KSB for the year ended December 31,
                     27, 2002                                               2002.
10.49                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.49 to
                     and Robert Baratta dated December 4, 2002              the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.50                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.50 to
                     and Dennis and Jacqueline McGuire dated December 4,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.51                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.51 to
                     and Eugene Rainis dated December 9, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.52                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.52 to
                     and Robert Baratta dated December 18, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.53                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.53 to
                     and Dennis and Jacqueline McGuire dated December       the Form 10-KSB for the year ended December 31,
                     19, 2002                                               2002.
10.54                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.54 to
                     and Robert Baratta dated January 9, 2003               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.55                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.55 to
                     Rainis and UltraStrip Systems, Inc. dated January      the Form 10-QSB for the quarter ended March 31,
                     17, 2003                                               2003.
10.56                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.56 to
                     and Robert Baratta dated January 22, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.57                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.57 to
                     Rainis and UltraStrip Systems, Inc. dated February     the Form 10-QSB for the quarter ended March 31,
                     7, 2003                                                2003.
10.58                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.58 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     12, 2003                                               2003.
10.59                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.59 to
                     and Robert Baratta dated February 13, 2003             the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.60                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.60 to
                     and Eugene Rainis dated February 27, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.61                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.61 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     27, 2003                                               2003.
10.62                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.62 to
                     and Dennis and Jacqueline McGuire dated March 6,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
10.63                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.63 to
                     Rainis and UltraStrip Systems, Inc. dated March 7,     the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.64                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.64 to
                     and George Sterner dated April 1, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.65                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.65 to
                     and Dennis and Jacqueline McGuire dated April 3,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.66                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.66 to
                     and Robert Baratta dated April 9, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.67                Addendum to Promissory Note dated April 11, 2002       Incorporated by reference to Exhibit 10.67 to
                     between UltraStrip Systems, Inc. and Kevin Grady       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.68                Addendum to Promissory Note dated April 15, 2002       Incorporated by reference to Exhibit 10.68 to
                     between UltraStrip Systems, Inc. and Robert Baratta    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.69                Addendum to Promissory Note dated April 19, 2002       Incorporated by reference to Exhibit 10.69 to
                     between UltraStrip Systems, Inc. and Michael           the Form 10-QSB for the quarter ended March 31,
                     Cristoforo                                             2003.
10.70                Addendum to Promissory Note dated April 25, 2002       Incorporated by reference to Exhibit 10.70 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline McGuire                                     2003.
10.71                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.71 to
                     and Robert Baratta dated May 1, 2003                   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.72                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.72 to
                     Rainis and UltraStrip Systems, Inc. dated May 7,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.73                Addendum to Promissory Note dated May 8, 2002          Incorporated by reference to Exhibit 10.73 to
                     between UltraStrip Systems, Inc. and Amclean, Inc.     the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.74                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.74 to
                     and Robert Baratta dated May 13, 2003                  the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.75                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.75 to
                     and Dennis and Jacqueline McGuire dated May 13, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.76                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.76 to
                     Rainis and UltraStrip Systems, Inc. dated May 16,      the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.77                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.77 to
                     and Dennis and Jacqueline McGuire dated May 30, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.78                Addendum to Promissory Note dated May 30, 2002         Incorporated by reference to Exhibit 10.78 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline MCGuire                                     2003.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
-------                                  -----------                                      -------------------
10.79                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.79 to
                     and Ultrastrip Systems, Inc. dated February 12,2003.   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.80                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.80 to
                     and Ultrastrip Systems, Inc. dated July 7, 2003.       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.81                Extension of Maturity of Note between Plummer          Incorporated by reference to Exhibit 10.81 to
                     Brothers and UltraStrip Systems, Inc. dated July       the Form 10-QSB for the quarter ended March 31,
                     10, 2003.                                              2003.
10.82                Release from the Plummer Brothers Promissory Note      Incorporated by reference to Exhibit 10.82 to
                     dated November 21, 2003.                               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.83                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.82 to
                     and UltraStrip Systems, Inc. dated August 21, 2003     the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.84                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.84 to
                     and UltraStrip Systems, Inc. dated January 31, 2004    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.85                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.85 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.86                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.86 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.87                Exclusive Services Contractor Agreement for North      Incorporated by reference to Exhibit 10.85 to
                     America dated November 20, 2003 by and between         the Form 8K for the period November 20, 2003.
                     Shaw-Robotic Environmental Services, LLC and
                     UltraStrip Systems, Inc.
10.90                Employment Agreement - Stephen R. Johnson -            Filed herewith.
                     October 3, 2003.
10.91                Consulting Agreement - Dennis McGuire -                Filed herewith
                     October 3, 2003.
10.92                Extension of Maturity of Note between Eugene           Incorporated by reference to Exhibit 10.92 to
                     Rainis and Ultrastrip Systems, Inc. dated              the Form 10-QSB for the quarter ended March 31,
                     February 12, 2004.                                     2003.
10.93                Subscription and Purchase Warrant Agreement            Incorporated by reference to Exhibit 10.93 to
                     between Eugene Rainis and Ultrastrip Systems,          the Form 10-QSB for the quarter ended March 31,
                     Inc. dated February 12, 2004.                          2003.
10.94                Subscription and Purchase Warrant Agreement            Incorporated by reference to Exhibit 10.94 to
                     between Eugene Rainis and Ultrastrip Systems,          the Form 10-QSB for the quarter ended March 31,
                     Inc. dated April 15, 2004.                             2003.

31.1                 1350 Certification of Stephen R. Johnson.              Filed herewith.

31.2                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.

32                   Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.

 (B) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended September 30, 2003.

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


                                        ULTRASTRIP SYSTEMS, INC.

         April 14, 2004                 /s/ Stephen R. Johnson
                                        -------------------------------------
                                        Stephen R. Johnson
                                        President and Chief Executive Officer



         April 14, 2004                 /s/ Michael R. Donn, Sr.
                                        --------------------------------------
                                        Michael R. Donn, Sr.
                                        Senior Vice President - Operations
                                        (Treasurer)