Form 10KSB
period 2003-12-31
ULTRASTRIP SYSTEMS INC
filed 2004-04-29
CIK 1071760

UNITED STATES
                                  -------------
                       SECURITIES AND EXCHANGE COMMISSION
                       ----------------------------------
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663


                            UltraStrip Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


                     Florida                                     65-0841549
--------------------------------------------------------------------------------
        (State or other jurisdiction of                       (I.R.S. Employer
        incorporation or organization)                       Identification No.)

    3515 S.E. Lionel Terrace, Stuart, Florida                        34997
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number    (772) 287-4846
                             ---------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X(1).

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year   $2,292,255

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates was $25,535,212(1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,437,394 shares of Common Stock, $0.01 par value, as of March 31, 2004.

Transitional Small Business Disclosure Form (check one):

Yes ___   No    __X__







(1) The Company's Common Stock is not listed on any public exchange or established trading market. The aggregate market value was computed for this purpose based on a price of $1.30 per share, the Company's best estimate of the value of the Company's Common Stock at this time. This may or may not represent the fair market value of the Company's Common Stock.

                            ULTRASTRIP SYSTEMS, INC.

                                DECEMBER 31, 2003



                                TABLE OF CONTENTS
                                                                            PAGE

                                     Part I

Item 1.       Description of Business........................................ 2
Item 2.       Description of Property........................................ 9
Item 3.       Legal Proceedings.............................................. 9
Item 4.       Submission of Matters to a Vote of Security Holders............ 9

                                     Part II

Item 5.       Market for Common Equity and Related Stockholder Matters.......10
Item 6.       Management's Discussion and Analysis or Plan of Operations.....14
Item 7.       Financial Statements...........................................22
Item 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................23
Item 8a.      Controls and Procedures........................................24

                                    Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act..............24
Item 10.      Executive Compensation.........................................28
Item 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters.....................29
Item 12.      Certain Relationships and Related Transactions.................30
Item 13.      Exhibits and Reports on Form 8-K...............................31
Item 14.      Principal Accounting Fees and Services.........................37

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

UltraStrip Systems, Inc. ("UltraStrip" or the "Company"), a Florida corporation with executive, sales, and assembly facilities in Stuart, Florida, was incorporated in April 1998. UltraStrip is a water engineering and industrial automation company specializing in industrial coating removal and water filtration. The Company's business model is based on developing patented technologies, taking those technologies to the marketplace and securing market share through strategic partnerships.

The Company's initial product, the M3500 Robotic System, is an innovative automated hydrojetting system that uses ultra-high water pressure to remove coatings from steel surfaces, such as the hulls of large cruise and cargo ships and the exterior surfaces of aboveground storage tanks. The system consists of a robotic vehicle that magnetically attaches to steel surfaces, an ultra-high pressure pump, a vacuum system designed to aid in the capture and containment of waste, and a waste filtration system.

The Company believes that this patented, proprietary system offers benefits over existing coatings removal methods, including increased efficiency and speed, as well as facilitating environmental compliance by the Company's customers. In the Company's opinion, the International Maritime Organization's passage of the ban on the application of antifouling coatings, effective January 1, 2003, over time should lead to increased sales and usage of the Company's M3500 System. The Company believes that its current automated technology also may have potential applications for use in other markets, including automotive coatings removal.

The Company's Mobile Emergency Filtration System (MEFS) is currently capable of treating 50,000 gallons of water per day and is targeted for numerous applications, including as a comprehensive mobile emergency response system for water decontamination in the Homeland Security market.

In October 2001, the Company received its ISO 9001:2000 certification for its quality management system. The Company is committed to consistently providing quality services that meet or exceed customer expectations, as well as continually reassessing its internal processes and procedures in order to maintain its status as an ISO 9001-certified Company.

BUSINESS STRATEGY

The Company's technologies are owned and patented by the Company and have a wide variety of applications. The Company's strategy is to internally develop and patent innovative and transformational products using high pressure water technology, test these products in the marketplace, outsource the manufacturing of the products by employing highly respected industrial equipment manufacturers and market and distribute their products through exclusive licensing agreements with larger scale, well financed industrial services companies.

The Company has proven its ability to achieve this vision with its automated Ultra High Pressure (UHP) coating removal system, the M3500. UltraStrip successfully brought this product through all stages of commercial development including:

     o Developing the equipment using state-of-the-art computer modeling tools;
     o Applying for and receiving broad patent protection nearly eliminating U.S. competition for similar automated systems;
     o Building the equipment via a virtual manufacturing model to minimize infrastructure costs;
     o Establishing strategic relationships with NASA, Wallem Shipmanagement and Ocean Futures;
     o    Proving the technology in the marketplace; and
     o Signing a multi-year, multi-million dollar exclusive licensing agreement with a leading industrial services company, The Shaw Group, Inc. (NYSE:SGR) ("Shaw Group") intended to revolutionize the coating removal practices of the billion-dollar marine and above ground storage tank coating removal industries.

The Company believes that its success with its M3500 validates its business strategy and will over time provide ongoing revenue streams from equipment sales, replacement parts and royalties. The Company's efforts regarding the M3500 are now focused on global distribution.

Building off this platform, the Company is pursuing the development of UltraStrip's other patented and disruptive technologies in its proprietary technology portfolio including:

     o    A revolutionary manual ultra-high-pressure water jetting carrier head;
     o A semi-automated aircraft carrier deck cleaning, rejuvenating and non-skid stripping machine;
     o An automated three-dimensional automotive stripping booth and scanning system;
     o Other automated three-dimensional stripping and scanning opportunities; and
     o    A Mobile Emergency Filtration System (MEFS).

These products, once developed and commercialized, represent substantial potential revenue, and UltraStrip's research and development team is continually working to develop future products.

RECENT DEVELOPMETS

In October 2003, the Board of Directors, appointed a new President and CEO, Stephen R. Johnson, and charged him to accelerate the Company's revenue growth, to rapidly move the Company to sustained profitability and to strengthen the Company's balance sheet. The Company to date had created what it believes to be a highly regarded product but had sold few units, and the former management had not been able to develop solid long term financing for the Company. Johnson has over 30 years of line and management experience in the maritime industry including Presidency of Bethlehem Steel's Ocean Shipping subsidiary and as manager of a major shipyard. In the past several months, the Company has:

     o Signed a $30 million contract with Shaw Group which places the marketing and distribution skills of this leading industrial services company behind the M3500 in the domestic market;
     o Began dialogue in Singapore, Japan and Europe regarding distribution partners for the M3500 in these global markets;
     o    Reduced ongoing operating expenses at UltraStrip by 20%;
     o    Reduced debt levels by 34%; and
     o Opened new business opportunities in the water filtration market with the Company's cutting edge, high volume, mobile water purification system, an outgrowth of the filtration equipment developed for the M3500.

PRINCIPAL PRODUCTS AND MARKETS

The M3500 Robotic Vehicle is designed to strip coatings from the hulls of ships in dry dock and from the exterior surfaces of aboveground storage tanks. The titanium and aluminum robot attaches to the surface using a patented air gap magnetic array and is controlled and monitored via a remote operator. The paint removal process, performed by the automated water-jetting system, is accomplished through an ultra-high pressure pump, which provides water to the robot at working pressures up to 50,000 pounds per square inch. Simultaneously, a vacuum filtration system captures the removed paint chips and water, separates the particles from the wastewater, and then captures the waste component, while the used water can be released to standard water treatment facilities in a "zero discharge" system. The minimal waste that remains is then deposited into sealed drums for environmentally safe disposal.

The automated water-jetting system consists of three major components:

     o A joystick, enabling remote control mobile water jetting, controls the robotic vehicle. The M3500's patented magnetic air gap robot adheres to steel surfaces, while its independent suspension permits it to traverse ship hulls and storage tanks at high speeds. The M3500 cuts a 15 inch swath, moves 360 degrees, and is capable of removing coatings at a rate of 500 to 3,000 square feet per hour;
     o The ultrahigh pressure pump is powered by a diesel or electric engine, which produces water at working pressures up to 50,000 pounds per square inch; and
     o The vacuum/filtration system captures the contaminated coatings, separates the particle contaminates from the wastewater and recycles the clean water.

The M3500 is the fastest UHP coating removal system available in the world addressing the multi-billion dollar coating removal on the worldwide fleet of 90,000 ships.1 It is capable of stripping coatings at 500 to 3,000 square feet per hour, while selectively removing only the top layer or every layer of paint. This technology also allows the shipyard to perform multiple tasks simultaneously getting the ship back out to sea and generating money for the ship owner much quicker than with conventional stripping methods, such as grit blasting. In addition, the UHP coating removal provides a superior painting surface increasing adhesion, minimizing corrosion and reducing hull drag. Because of these factors, Carnival Corporation (NYSE:CCL) has specified that all coating removal on its fleet be performed using UltraStrip's equipment.

There are currently 5 UltraStrip robotic systems that have been sold and are in use by our customers. Two more systems are being delivered to Shaw during the 1st quarter of 2004.

The Dolphin UHP Deck Machine uses the same filtration and water-jetting technology as the ship and storage tank machine, but it is designed to remove coatings from horizontal surfaces. The major differences are that the deck machine does not need the air gap magnetic array to attach it to the surface (gravity takes its place) and it is superior at removing coatings in a straight line. The system has recently been adapted to provide cleaning and rejuvenating capabilities to non-skid decks in addition to its original non-skid coating removal operations. The rejuvenating process will remove all contaminants and return the coating as much as possible to its original performance when first applied.

-----------------
(1)Lloyd's Register of Shipping

ULTRASTRIP'S NEW (PATENTED) HANDGUN CARRIER HEAD AND ULTRA-HIGH- PRESSURE (UHP) NOZZLE combined with a new UHP (50,000 psi) pump brings manual UHP water-jetting to a new level. This manual UHP system now achieves higher production rates then manual grit blasting nozzles. Recent production tests have demonstrated production rates of 300 square feet per hour to "sweep" top coatings and 100 square feet per hour to "strip" coatings. These results are slightly greater than grit blasting production rates and three times greater than competing manual water-jetting production rates.

ULTRASTRIP'S SELF CONTAINED MOBILE EMERGENCY FILTRATION SYSTEM (MEFS) is housed in a 40 foot Lloyd's of London certified container and uses the following six stage filtering process to produce 50,000 gallons of high quality water per day:

     o    Chlorine Removal System-removes high levels of chlorine;
     o    Centrifugal Separation-separates fragments and particles;
     o    Media Filtration-removes particle to 5 microns;
     o    Activated Carbon Filtration-removes Tributyltin & organic pesticides;
     o Ultra Filtration-removes particles that range in size from 0.003 to .02 microns;
     o    Reverse Osmosis Filtration-removes molecules, which range in size from
          0.01 to .002 microns.

The Company believes that MEFS is positioned to become an integral part of comprehensive mobile emergency response plans for water decontamination. Pending its verification by NSF International (the Company that manages the Water Quality Protection Center under the U.S. Environmental Protection Agency's Environmental Technology Verification program), UltraStrip plans to establish a nationwide program for water decontamination including equipment and training for decontamination incidents and terrorism threats through Homeland Security. UltraStrip's filtration equipment is currently capable of treating 50,000 gallons of water per day and is ideally suited for numerous applications including:

     o Temporary emergency water for hospitals, jails, prisons and other facilities difficult to evacuate;
     o Site cleanup and water supply decontaminations due to incidence or attack; and
     o    Backup water supplies for hospitals and health care facilities.

3-D AUTOMATED AUTO COATING REMOVAL. Through its work with the National Robotics Engineering Consortium (NREC), the Company has developed a method to strip automobiles, aerospace components and military rolling stock, such as Jeeps, trucks, power units, and artillery using ultra-high-pressure water blasting and robotic automation. This patented technology includes a 3-D imaging scanner capable of mapping the various contours of the object to be stripped. Once the 3-D object has been scanned by the patented imaging system, an automated robotic arm water-jets coatings from designated areas to be stripped. The robotic arm can strip selected areas of an object without affecting adjacent coats. Pressures can be adjusted to strip the entire coating down to the steel surface, or just a single coating, without removing subsequent base coatings.

In 2003, UltraStrip was awarded additional patent coverage on its automated three-dimensional stripping and scanning technology. The Company owns the exclusive rights to the automated stripping and scanning of any three-dimensional object using ultra-high-pressure water. UltraStrip is in the late stages of developing an automated three-dimensional auto scanning and stripping booth. The Company believes this technology will revolutionize the paint and body repair industry by providing an efficient and environmentally friendly method for removing paint from automobiles. In addition to the benefits for the automotive industry, this technology also provides significant opportunities to the insurance industry. As part of the automated stripping process, the booth generates a three-dimensional digital scan of the vehicle. These scans cover 360 degrees of the automobile and can protect the insurance Company against fraudulent claims. The market for UltraStrip's automated three dimensional stripping and scanning technology can be applied to numerous industries including:

     o Automobile paint and body repair; o Military vehicle preparation and painting;
     o    Machined parts de-burring, cleaning and painting;
     o    Small aircraft; and
     o    Recreational boats.

REPLACEMENT PARTS. UltraStrip's ultra-high pressure water equipment contains numerous consumable "wear" items whose required replacement is expected to provide recurring revenue streams to the Company. The highest volume replacement parts include the Company's proprietary "UltraJet" water jet nozzles. These nozzles have demonstrated production rates 100% higher than competing nozzles and can be sold to coating removal companies using competing equipment. The Company has filed for patent protection for its new "UltraJet" nozzle and is under patent pending status.

SALES AND MARKETING

In the North American market, the Company offers its initial product, the M3500, for contract services or lease through its exclusive agreement with Shaw-Robotic. The Company is seeking to duplicate similar exclusive agreements in the international market, specifically in Japan, Singapore, and Europe, through its internal sales and management team. However, the Company will currently sell its products directly to individuals, contractors, shipyards, or other industrial customers through the Company's internal sales team in the international market.

COMPETITION

Coatings removal within the ship maintenance and repair market and the aboveground storage tank maintenance market is highly competitive. Significant competitive factors include the price of coatings removal equipment compared to contract services or other service arrangements, the cost-effectiveness of existing coatings removal methods, equipment performance, customer support, financial viability of the vendor and environmental/regulatory compliance.

The Company's automated hydrojetting system also faces competition from established companies, which are both larger and financially stronger than the Company. The companies that manufacture and market semi-automated technologies include:

     o    Flow International Corporation; (NASDAQ: FLOW)
     o    Hammelmann of Oelde, Germany
     o Jet Edge, a division of TC/America Monorail, Inc., of Minneapolis, Minnesota

RESEARCH AND DEVELOPMENT AND PATENTS

The Company is currently testing existing products for improvements and new products for future markets at its facility in Stuart, Florida. During 2003 and 2002, the Company incurred costs of $755,748 and $96,154, respectively, for research and development activities.

The Company currently has seven patents. Dennis McGuire, a founder of the Company and currently a consultant and significant shareholder, developed the base technology for ultra high-pressure coatings removal between 1990 and 1995. Patent applications for the base technology were filed in 1995, resulting in the issuance of U.S. Patent No. 5,628,271 in 1997, which expires in 2015, and U.S. Patent No. 5,849,099 in 1998, which expires in 2015. These patents were assigned to the Company in 1999 and relate to the apparatus and methodology for removing coatings from the hulls of vessels using ultra-high pressure water. Furthermore, the U.S. Patent Office has allowed a "Continuation-In-Part" patent that recaptures the Company's protection under the aforementioned patents back to 1995 (U.S. Patent 6,595,152 dated July 22, 2003). The U.S. Patent Office issued Patent No. 6,287,389 in September 2001 to Dennis McGuire, as inventor, that was subsequently assigned to the Company. This patent, which expires in 2020, covers a three-dimensional, ultra-high pressure automobile paint stripping system and is solely owned by the Company. The Company also received U.S. Patent 6,564,815, dated May 20, 2003 and U.S. Patent 6,604,696 dated August 12, 2003.

MANUFACTURING

The Company currently outsources the manufacturing of all of the M3500 system's components to major industry suppliers. The Company has also identified back-up vendors for all critical components and expects to retain sufficient inventory of all highly specialized components. The Company assembles and performs final product testing and failure analysis on all assembled systems at its Stuart, FL facility. After assembly, the systems are shipped to its customer.

The Company currently estimates that it needs 60 to 90 days to complete the manufacture, assembly, and testing of an M3500 system.

ENVIRONMENTAL REGULATION

The Company does not currently own or operate any manufacturing, operating, or shipbuilding or repair facilities. The Company is not licensed to store or transport any hazardous waste. When performing contract services for a customer, the Company ensures that the burden of disposal of all hazardous paint residues remains the responsibility of the customer. When selling or renting its equipment to a customer, the Company assumes no liability for compliance with applicable environmental regulations. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

EMPLOYEES

At December 31, 2003, the Company employed 12 full-time employees and one part-time employee.

CENTRAL HEADQUARTERS

The Company's headquarters and office facilities are located in an industrial area of Stuart, Florida. The Company currently occupies three buildings at this site - one building contains administrative offices and warehouse storage space, while the second building contains space for the assembly of systems and additional warehouse space. The Stuart office serves as the Company's central headquarters.

RISK FACTORS

The Company faces severe risks and uncertainties for the following reasons, among others referred to in this report:

     o The Company faces intense competition from well-established companies globally, with many competitors having substantially greater financial resources and marketplace presence than the Company.

     o The Company's business is affected by general economic conditions affecting the maritime industry worldwide.

     o Acceptance of the Company's technology is dependent, in part, upon global environmental regulation.

     o The Company's ability to successfully implement its business strategies depends in substantial part on its ability to enforce its intellectual property rights.

     o The Company has experienced losses from operations and remains dependent on outside sources of funding to continue its operations.

     o The Company has not consistently generated substantial revenue from operations, and any delay in generating revenue could cause the Company's quarterly and annual results to be below levels needed to fund its operations as planned.

     o The Company incurred a net loss of $5,321,688 and $2,317,631 in 2003 and 2002, respectively and may continue to incurr losses in the future.

     o The Company may be unable to raise additional debt capital or private equity financing to fund its working capital requirements and capital expenditures as planned.

     o If the Company is unable to obtain the necessary additional capital, it may be required to change its proposed business plan and decrease the planned operations which could have a material adverse effect upon its business, financial condition or results of operations.

     o If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain statements that are forward-looking and are not based on historical facts. When used in this Annual Report, the words "may," "will," "could," "anticipate," "plan," "continue," "project," "intend," "estimate," "believe," "expect" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such words. These statements relate to the Company's future plans, objectives, expectations and intentions and are not historical facts and, accordingly, involve known and unknown risks and uncertainties and other factors that may cause the actual results or the performance by the Company to be materially different from future results or performance expressed or implied by such forward-looking statements. The factors described above, among others, could cause actual results to differ materially from those contained in forward-looking statements in this Annual Report, including forward-looking statements contained in "Item 1. Description of Business" and "Item 6. Management's Discussion and Analysis or Plan of Operation," in press releases and in oral statements made by our authorized officers. The forward-looking statements in this Annual Report speak only as of the date of this Annual Report and undue reliance should not be placed on those statements.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 19,500 square feet of space in Stuart, Florida. The monthly rent for the space is $14,200. The space is comprised of three buildings, and the leases on these buildings expire on August 31, 2005, September 30, 2005 and August 31, 2006. One building contains sales and corporate administrative offices, customer support and product engineering, as well as warehouse storage space for automated hydrojetting systems and components and serves as the Company's central headquarters. The second building contains space for the Company's assembly operations and testing facility. The third building is intended to be used for spare parts inventory and expansion. The properties are in good condition.

ITEM 3.  LEGAL PROCEEDINGS

On December 21, 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a warrant to purchase 1,653,800 shares of the Company's Common Stock for $0.625 per share obtained by Mirkin & Woolf, P.A. in April 1998 is void. In May 2002, the Company amended the complaint to remove Mr. Mirkin as an individual defendant in the complaint. Mirkin & Woolf attempted to exercise the warrant in April 2001, but shares have not been issued as the exercise is subject to the resolution of the aforementioned action. The Company is also seeking the return of all corporate books, files and stock records, including original stock transfer records, which the defendants continue to hold in their possession. The Company believes, after consultation with its counsel, that its claim is meritorious and that it will suffer no materially adverse impact as a result of Mirkin & Woolf's claims with respect to the warrant.

In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The Company's position is that the equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003 and has recorded unpaid invoices of $35,130 in accounts payable. The Company is attempting to resolve this dispute promptly through either a revision of the original performance specifications or the return of most of the equipment in question. The Company and its counsel believe that they will be able to reach a settlement in this matter, but no assurances can be given that a settlement will be reached.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2003.

PROPOSAL ONE: BOARD OF DIRECTORS AND ELECTION OF DIRECTORS. The Board nominated for election as directors William A. Owens, John E. Bares, R. Gerald Buchanan, Jean-Michel Cousteau, John M.

Gumersell, Stephen R. Johnson, Gordon G. Kuljian, John P. Odwazny, Eugene C. Rainis, James C. Rushing III, and George R. Sterner. All nominated for election were voted on and approved at the Annual Meeting of Shareholders on November 17, 2003. Voting results are as follows:

                              Shares
                              ------
Voting for                  25,682,313
Withhold authority           1,138,084
                            ----------
Totals                      26,820,397
                            ==========

PROPOSAL TWO: APPROVAL OF 2003 STOCK OPTION PLAN FOR OUTSIDE DIRECTORS AND ADVISORY BOARD MEMBERS. The Board of Directors adopted a resolution approving and recommending to UltraStrip's shareholders for their approval a new director stock option plan, the 2003 Stock Option Plan for Outside Directors and Advisory Board Members. The Plan was voted on and approved at the Annual Meeting of Shareholders on November 17, 2003.

                              Shares
                              ------
Voting for                  25,216,240
Voting against                 925,717
Abstain from voting            678,440
                            ----------
Totals                      26,820,397
                            ==========

Proposal Three: Approval of 2003 Equity Incentive Plan. The Board of Directors adopted a resolution approving and recommending to UltraStrip's shareholders for their approval a new employee stock option plan, the 2003 Equity Incentive Plan. The Plan was voted on and approved at the Annual Meeting of Shareholders on November 17, 2003.

                              Shares
Voting for                  25,174,548
Voting against                 952,917
Abstain from voting            692,932
                            ----------
Totals                      26,820,397
                            ==========


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

General. There is no established public trading market for the Company's Common Stock. The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. As of December 31, 2003, the Company had 1,692 record holders of its Common Stock.

As of December 31, 2003, stock options and warrants to acquire an aggregate of 10,502,199 shares of the Company's Common Stock were outstanding, held by affiliates and non-affiliates.

The following table sets forth certain information with respect to securities authorized for issuance under equity compensation plans as of December 31, 2003.

EQUITY COMPENSATION PLAN INFORMATION

======================================================================================================================
Plan Category                         Number of Shares to be         Weighted Average          Number of securities
                                      Issued upon exercise of        Exercise Price of               remaining
                                            Outstanding                Outstanding             Available for future
                                          options/warrant             options/warrant                issuance
                                                                                                   Under equity
                                                                                                compensation plans
----------------------------------------------------------------------------------------------------------------------
Plan approved by shareholders                       1,294,996                    $ 1.76                     5,130,000

Plans not approved by shareholders                  6,695,004                    $ 2.01                            --
----------------------------------------------------------------------------------------------------------------------

Total                                               7,990,000                                               5,130,000
======================================================================================================================

Described below are the securities sold by the Company during the past three years without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"). Unless stated otherwise below, the Company believes that the sales of such securities under such circumstances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof, as the Company believes that there was no public offering of such securities.

2001
----

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

During the period of September 1, 2001 to October 31, 2001, the Company issued 70,000 shares of restricted Common Stock to a third party in exchange for the provision of consulting services. The issuances were valued at approximately $238,000 ($3.00 - $4.40 per share), which equaled management's estimate of the fair market value of the services.

On October 19, 2001, the Company issued a promissory note and 100,000 warrants to purchase shares of the Company's Common Stock to a member of the Company's Board of Advisors for aggregate proceeds of $1,000,000. The warrants have an exercise price of $0.07 per share and are exercisable within twenty years from the issue date.

2002
----

On February 21, 2002, the Company signed an agreement to borrow up to $200,000, with interest at 18% per year to be repaid on August 21, 2002. In this connection, the Company granted to third parties warrants to acquire 8,001 shares of common stock. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. On August 21, 2002, this note was extended until February 21, 2003 for an additional 12,309 warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share.

In June 2002, the Company sold 115,385 shares of common stock to an accredited investor for $150,000. In September 2002, the Company sold 100,000 shares of Common Stock to an accredited investor for $131,000.

In June 2002, the Company sold warrants to acquire 1,125,000 shares of the Company's common stock for $500,000 to an accredited investor. The warrants are exercisable at $0.10 per share, were fully vested on the date of grant and expire in June 2009.

On October 18, 2002 the due date for the $1,000,000 Note, originally issued October 19, 2001 extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock that have an exercise price of $0.07 per share, were fully vested at the date of grant and expire in 2022.

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

During the year ended December 31, 2002, the Company issued 40,000 restricted, unregistered shares of Common Stock to an investor who subscribed for such shares in August 1999 for $75,000.

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

2003
----

On January 17, 2003, the due date for the $1,000,000 Note was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,617 was amortized to interest expense over the term of the extension.

On February 7, 2003, the due date for the $125,000 Note payable was extended until March 7, 2003 in exchange for the granting of 5,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $5,013 was amortized to interest expense over the term of the extension.

On March 7, 2003, the due date for the $125,000 Note was extended until May 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,929 was amortized to interest expense over the term of the extension.

On March 15, 2004, the due date for the $125,000 Note was extended until May 15, 2004 in exchange for granting of 6,667 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $5,971 is being amortized to interest expense over the term of the extension.

On March 15, 2004, the due date for the $1,000,000 Note was extended until May 15, 2004 in exchange for the granting of 32,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $41,348 is being amortized to interest expense over the term of the extension.

On May 7, 2003, the due date for the $125,000 Note was extended until July 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,329 was amortized to interest expense over the term of the extension.

On May 16, 2003, the due date for the $1,000,000 Note was extended until September 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,227 was amortized to interest expense over the term of the extension.

In June 2003, the Company sold warrants to third parties to acquire 694,580 shares of the Company's Common Stock for $694,580. The warrants are exercisable between $0.00 and $0.60 per share, were fully vested on the date of grant and have a five-year term.

On July 7, 2003, the due date for the $125,000 Note was extended until September 9, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,320 was amortized to interest expense over the term of the extension.

On September 9, 2003, the due date for the $125,000 Note was extended until March 15, 2004 in exchange for granting of 40,000 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $40,683 was amortized to interest expense over the term of the extension.

On September 16, 2003, the due date for the $1,000,000 Note was extended until March 15, 2004 in exchange for the granting of 195,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $248,669 was amortized to interest expense over the term of the extension.

On October 3, 2003, the Company granted options to acquire 3,000,000 shares of Common Stock to third parties as compensation for services rendered to the Company. The options are exercisable at $1.30 per share, fully vested at the date of grant and expire through 2023.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

UltraStrip is a water engineering and industrial automation Company specializing in industrial coating removal and water filtration. These technologies are owned and patented by the Company and have a wide variety of applications. The Company's strategy is to internally develop and patent innovative and transformational products using high pressure water technology, test these products in the marketplace, outsource the manufacturing of the products by employing highly respected industrial equipment manufacturers and market and distribute their products through exclusive licensing agreements with larger scale, well financed industrial services companies.

UltraStrip completed its commercialization strategy in the North American market for its M3500 Robotic Systems with its agreement with Shaw-Robotic. The Company is engaged in negotiations to achieve similar agreements in Europe, Japan, and Singapore. A joint venture agreement in Japan is expected to be signed in April 2004. The impact of these developments will be seen in future revenue and cost of goods sold detail. Royalty payments, parts and services will replace the current year contract services activities. Of course, equipment sales will continue. This new business model will carry into the other product lines as they become commercialized. The Company satisfactorily completed an intensive testing regimen through the United States Environmental Protection Agency's verification program to determine if the Mobile Emergency Filtration System
(MEFS) designed and manufactured by UltraStrip with a patent pending, could filter water contaminated through a terrorist attack. Preliminary results of the test were positive and a final report will be issued by the USEPA in April. The Company began the process of meeting with potential strategic partners to determine the best method of marketing the MEFS. The

Company expects to build a prototype of its patented auto stripping technology in 2004 for testing and formulating a marketing strategy.

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

REVENUES
--------
Revenues were $2,292,255 for the year ended December 31, 2003, as compared to $2,882,397 for the year ended December 31, 2002. Equipment sales of $1,625,017 in 2003 versus $2,425,334 in 2002 accounted for the majority of the difference. Although two robotic systems were sold in each year, the units sold in 2003 were used and generated lower selling value. However, hydrojetting contract services sales improved to $653,368 in 2003 from $457,063 in 2002, which partially offset the equipment sales value reduction in 2003. Higher volume was responsible for the increase, as eight contracts were performed in 2003 verses five contracts in the prior year. Future robotic system sales will be completely new units as the companies' used inventory is depleted. In addition, no further contract services work is anticipated in the United States as a function of our contract with Shaw-Robotics.

COST OF REVENUES
----------------
Cost of revenues was $910,040 for the year ended December 31, 2003, as compared to $1,654,536 for the year ended December 31, 2002, a decrease of 45.0%. This was largely due to 2003 sales that were for existing depreciated equipment, which improved margins on equipment sales from 47% in 2002, to 74% in 2003. In 2003, hydrojetting contract services expense was $487,389 against revenue of $635,368, a marked improvement from the prior year. In 2002, hydrojetting contract services expense was $527,099 against revenue of $457,063. Future robotic system cost of sales will be from completely new units as the companies' used inventory is depleted. In addition, no further cost associated with contract services work is anticipated in the United States as a function of our contract with Shaw-Robotics.

OPERATING EXPENSES
------------------
Operating expenses were $5,876,381 for the year ended December 31, 2003, as compared to $3,201,684 for the year ended December 31, 2002. The primary components of operating expenses consist of selling, general, and administrative expenses and non-cash compensation (benefit) expense, both of which are described below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses (excluding non-cash compensation) decreased to $4,001,778 for the year ended December 31, 2003 from $4,452,128 for the year ended December 31, 2002, a decrease of 10.1%. The decrease is a result of the Company's planned reduction initiatives for discretionary expenses, which are described below.

Salaries and wages, including employee benefits, payroll taxes, and payroll administration expenses, were $1,104,373 for the year ended December 31, 2003 compared to $1,548,351 for the year ended December 31, 2002, a decrease of 28.7%. This decrease is attributable to reductions in executive salaries.

Professional fees decreased to $340,916 in 2003 from $596,282 in 2002. The decrease is attributable to less usage of professional services and more efficient use of legal services in the preparation and filing of numerous SEC documents in 2003.

Consulting expenses decreased to $305,873 for the year ended December 31, 2003 from $459,540 for the year ended December 31, 2002, primarily due to decreases in investor relations, information technology, international marketing, quality management and other consulting services.

Research and development increased to $755,748 in 2003 from $96,154 in 2002. The increase is attributable to an increase in the number and scope of research and development projects conducted by the Company. These include the development and testing of the companies' Mobile Emergency Filtration System (MEFS), the manual UHP carrier head and proprietary jeweled nozzle, and the new deck cleaning system. Projections for research and development expenditures for next year are similar to 2003 levels. The primary project scheduled is development of the auto stripping booth which is patented.

NON-CASH COMPENSATION (BENEFIT) EXPENSE
---------------------------------------
Non-cash compensation (benefit) expense was $1,310,104 for the year ended December 31, 2003, compared to $(1,250,444) for the year ended December 31, 2002. The change from a benefit to an expense is primarily attributable to the following:

     1. The 2003 non-cash compensation expense is primarily attributed to the 3,000,000 stock options granted to a consultant. The options are fully vested as of the grant date and survive the termination of the Consultant Agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued. The non-cash compensation expenses associated with these options totaled $1,288,244.

     2. The 2002 non-cash compensation (benefit) was due to the Company's issuance of options to employees and directors in 1998 and 1999 with cashless conversion provisions that required variable accounting treatment. (Benefit) expense rises as the fair value of the Company's Common Stock (decreases) increases from period to period. The non-cash compensation (benefit) expense associated with these options totaled $(1,278,800) for the year ended December 31, 2002. No such benefit was recorded for 2003.

LOSS FROM OPERATIONS
--------------------
The Company continues to incur losses from its operations. Loss from operations for the year ended December 31, 2003 was $4,494,166 as compared to $1,973,823 for the prior year. This increase in loss is primarily due to the decrease in revenues and cost of revenue and the increase in non-cash compensation expense, described above.

OTHER EXPENSE
-------------
Other expense for the year ended December 31, 2003 was $827,522 as compared to $343,808 for the prior year. The primary component of other expense is interest expense. Interest expense totaled $828,072 for the year ended December 31, 2003, compared to $353,169 for the year ended December 31, 2002. This increase is due largely to new borrowings from shareholders and accretion of debt discounts associated with notes payable and related warrants.

PROVISION FOR INCOME TAXES
--------------------------
No provision for income taxes was necessary in 2003 and 2002 due to the loss reported for such years. Further, given the uncertainties as to realization, the deferred tax assets have been fully reserved.

NET LOSS
--------
Net loss was $5,321,688 for the year ended December 31, 2003, compared to $2,317,631 for the year ended December 31, 2002.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred stock dividends were $368,500 and $371,347 for the years ended December 31, 2003 and 2002, respectively. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $5,690,188 for the year ended December 31, 2003, compared to $2,688,978 for the year ended December 31, 2002. Basic and diluted loss per common share was $0.13 and $0.06 in 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

Below is a chart setting forth our contractual cash payment obligations as of December 31, 2003 which have been aggregated in order to facilitate a basic understanding of our liquidity:

CONTRACTUAL OBLIGATIONS

=====================================================================================================================
                                                     TOTAL        Less than 1 year          1-3 years       4-5 years
---------------------------------------------------------------------------------------------------------------------
Notes Payable                                     $4,151,040       $2,637,046              $1,513,994        $   --
Redeemable Convertible Preferred Stock             4,818,123        4,818,123                      --            --
Operating Leases                                     390,920          170,426                 208,584        11,910
Employment Agreement                                 625,000          206,250                 418,750            --
Consulting Agreement                                 875,000          206,250                 668,750            --
---------------------------------------------------------------------------------------------------------------------

Total contractual cash obligations                  $10,860,083          $8,038,095        $2,810,078        $11,910
=====================================================================================================================

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash used in operating activities for the year ended December 31, 2003 was $1,666,674, compared to $2,379,960 for the year ended December 31, 2002, a decrease of 30.0%. This was primarily due to the sale of used equipment in 2003 compared to the sale of new equipment in 2002 and the improved margins on hydrojetting contract services work in 2003.

There was no net cash provided by investing activities for the year ended December 31, 2003 compared to $62,391 for the year ended December 31, 2002. Net cash provided by investing activities in 2002 was due to the repayment of a note receivable from an officer and proceeds from sale of equipment.

The Company's net cash provided by financing activities amounted to $1,795,607 for the year ended December 31, 2003, as compared to $1,828,119 for the prior year. Net cash provided by financing activities in 2003 was generated from proceeds received from the issuance of warrants and the issuance of notes payable.

The Company lacks assured available financial resources to meet its December 31, 2003 working capital deficit of $5,181,092 and future operating costs.

On November 12, 2003 the Company entered into an Exclusive Service Contracting Agreement with Shaw-Robotic. This contract contains minimum purchases of the Company's equipment of four systems, an obligation to pay UltraStrip a 5% royalty on gross sales and exclusive purchase of spare parts and services. This is a one-year agreement with six one-year options by Shaw-Robotic. This agreement covers the use of the Company's M3500 equipment in North America and the Bahamas. The Company's plan of operation for the next twelve months continues to focus on sales and marketing efforts. The recent agreement with Shaw-Robotic has created customer acceptance and a template to expand product sales. The Company expects to develop market opportunities in Europe and Asia using similar tactics as in North America.

Due to insufficient cash generated from operations to date, the Company presently does not have cash available to pay its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

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

Subsequent to December 31, 2003 Company management has taken the following steps to improve the Company's cash flow:

     o It has engaged in a debt to equity conversion program for existing debt holders. Through March 31, 2004, $1,267,893 in debt has been exchanged for equity, and the debt has been extinguished.

     o The Company has engaged the firm of Hoeffer and Arnett to raise up to $15 million from the sale of common and preferred stocks.

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

REVENUE RECOGNITION
Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, collection is probable and any future obligations of the Company are insignificant. Revenue from hydro jetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company uses its judgment in assessing when revenues are realizable and earned, and records revenue transactions based on the specific provisions of its contracts with third parties and its assessment of when collection is probable.

DETERMINATION OF THE ESTIMATED MARKET VALUE OF THE COMPANY'S COMMON STOCK
The Company's Common Stock is not listed on any public exchange or established trading market, therefore, there is no quoted market value for the shares. Due to the difficulty in determining the market value of the Company's Common Stock for use in various non-cash equity transactions, the Company calculates the weighted average price per share using both primary and known secondary sales of Common Stock during each reporting period. This average is then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options with cashless conversion features. As a result, estimates are made as to the market value of the Company's Common Stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provides the most objective basis for assessing the market value of its Common Stock and provides for consistency among reporting periods.

USEFUL LIVES AND IMPAIRMENT OF MACHINERY AND EQUIPMENT AND PATENTS
The Company capitalizes as machinery and equipment its automated hydro jetting systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of its robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the Company's systems may individually have longer useful lives than the Company's estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic vehicle and the configuration of the entire system would be obsolete after five years.

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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the twelve months ended December 31, 2003, the Company recorded an equipment impairment charge of $627,493, resulting from technological changes in product design. The Company did not have any write offs in 2002.

LEGAL CONTINGENCIES
At any time, the Company may be involved in certain legal proceedings. As discussed in Note 11 of the financial statements, as of December 31, 2003, the Company has accrued its estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside legal counsel and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. The Company does not believe these proceedings will have a material adverse effect on its financial position. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in its assumptions, or the effectiveness of its strategies, related to these proceedings.

NEW ACCOUNTING PRONOUCEMENTS

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt-an amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 were effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Prior guidance required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. This Statement also establishes that fair value is the objective for initial measurement of the liability. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on the Company's financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement amends Statement 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, in connection with other Board projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative. The adoption of this Statement did not have an impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company's financial position or results of operation.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

(i)A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

(ii)However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

(iii)A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard a material impact on the Company's financial position or results of operations.

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

GOING CONCERN QUALIFICATION

The Company's auditors stated in their reports that the financial statements of the Company for the years ended December 31, 2003 and 2002 were prepared on the going-concern basis. The financial statements of the Company for the years ended December 31, 2003 and December 31, 2002 were prepared on the going-concern basis. For the years ended December 31, 2003 and 2002, the Company incurred net annual losses of $5,690,188 and $2,688,978, respectively, had a working capital deficit of $5,181,092 at December 31, 2003, and had outstanding redeemable preferred stock that became eligible for redemption at the holder's option during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources will be available from private sources in 2004 to carry out its business plan described above. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 7. FINANCIAL STATEMENTS

Index to the Financial Statements                                 Page

Report of Independent Certified Public Accountants ............   F-1
Balance Sheets ................................................   F-2
Statements of Operations ......................................   F-3
Statements of Changes in Capital Deficit ......................   F-4
Statements of Cash Flows ......................................   F-5
Notes to Financial Statements .................................   F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To the Board of Directors and Shareholders of UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of UltraStrip Systems, Inc. (the "Company") as of December 31, 2003, and the related statements of operations, changes in capital deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has redeemable convertible cumulative preferred stock eligible for redemption. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                    /s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
March 5, 2004, except for Note 6,
as to which date is March 31, 2004


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
UltraStrip Systems, Inc.
Stuart, Florida

We have audited the accompanying balance sheet of UltraStrip Systems, Inc. as of December 31, 2002, and the related statements of operations, changes in capital deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UltraStrip Systems, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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



Miami, Florida
March 28, 2003, except for Note 14,                    BDO Seidman, LLP
which is as of August 15, 2003.

ULTRASTRIP SYSTEMS, INC.
BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------
December 31,                                                                               2003             2002
---------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                              $        183,417   $   54,484
   Accounts receivable                                                                        292,006       53,659
   Inventories                                                                                     --       17,691
   Prepaid expenses and other                                                                 248,724       24,894
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                          724,147      150,728

Property and equipment, net                                                                   460,496    1,933,522
Patents, less accumulated amortization of $23,056 and $17,292, respectively                    89,601       95,365
---------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $      1,274,244   $2,179,615
=====================================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $        809,236   $  928,895
   Accounts payable - related parties                                                         848,178      434,949
   Accrued expenses                                                                         1,610,779    1,100,447
   Notes payable to related parties - current portion                                       2,431,837    2,927,909
   Notes payable - current portion                                                            205,209      208,176
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   5,905,239    5,600,376

   Notes payable to related parties - less current portion                                  1,507,893           --
   Notes payable - less current portion                                                         6,101       78,461
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                                           7,419,233    5,678,837

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A, 250 shares authorized; 28 shares issued and outstanding, $25,000 per share redemption amount plus
   dividends in arrears                                                                     1,308,848    1,203,848

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B, 4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share redemption
   amount plus dividends in arrears                                                         3,509,275    3,245,775

COMMITMENTS AND CONTINGENCIES (Note 13)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 42,437,394  shares
     issued and outstanding                                                                   424,374      424,374
   Additional paid-in capital                                                              20,930,261   18,276,200
   Deferred compensation                                                                      (21,138)     (42,998)
   Accumulated deficit                                                                    (32,296,609) (26,606,421)
---------------------------------------------------------------------------------------------------------------------

Total capital deficit                                                                     (10,963,112)  (7,948,845)
---------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CAPITAL DEFICIT        $      1,274,244   $2,179,615
=====================================================================================================================

See accompanying notes to financial statements.

ULTRASTRIP SYSTEMS, INC.
STATEMENTS OF OPERATIONS

Year ended December 31,                                                         2003                    2002
--------------------------------------------------------------------------------------------------------------------
REVENUES                                                                    $   2,292,255            $  2,882,397

COST OF REVENUES                                                                  910,040               1,654,536
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                    1,382,215               1,227,861

OPERATING EXPENSES:
        Selling, general and administrative                                     4,001,778               4,452,128
        Non-cash compensation expense  (benefit)                                1,310,104              (1,250,444)
        Loss on equipment impairment                                              627,493                      --
        Gain on sale of assets                                                    (62,994)                     --
--------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                        5,876,381               3,201,684
--------------------------------------------------------------------------------------------------------------------

Loss from operations                                                           (4,494,166)             (1,973,823)

OTHER (INCOME) EXPENSE:
     Other income                                                                    (550)                 (9,361)
     Interest expense                                                             828,072                 353,169
--------------------------------------------------------------------------------------------------------------------

Total other expense                                                               827,522                 343,808
--------------------------------------------------------------------------------------------------------------------

Net loss                                                                       (5,321,688)              (2,317,631)

Preferred stock dividends                                                        (368,500)                (371,347)
--------------------------------------------------------------------------------------------------------------------

Net loss applicable to Common Stock                                          $ (5,690,188)            $ (2,688,978)
====================================================================================================================

Net loss per common share (basic and diluted)                                $      (0.13)            $      (0.06)
====================================================================================================================

Weighted average number of common shares outstanding                           42,437,394               42,505,682
====================================================================================================================

See accompanying notes to financial statements.

ULTRASTRIP SYSTEMS, INC.
STATEMENT OF CHANGES IN CAPITAL DEFICIT

                                             Common Stock     Additional  Additional    Deferred   Accumulated   Total
                                                                Paid-In     Paid-In   Compensation  Deficit     Capital
                                                                Capital     Capital                             Deficit
                                                                          Unsubscribed
                                         ---------------------
                                          Shares     Amount                 Shares
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001             42,382,679  $423,827 $18,301,048    75,000    $(65,576) $(23,917,443) $(5,183,144)

Conversion of series A redeemable
preferred to Common Stock                  144,000      1,440     148,560         -            -                   150,000
Conversion of series B redeemable
preferred to Common Stock                    1,670         17       4,983         -            -                     5,000
Common Stock issued for cash               215,385      2,154     278,846         -            -                   281,000
Common Stock issued in settlement of        20,000        200      99,800         -            -                   100,000
liabilities
Shareholder surrender of Common Stock    (530,000)    (5,300)       5,300         -            -                         -
Common Stock issued for previous            40,000        400      74,600   (75,000)           -                         -
subscription
Issuance of warrants for cash                    -          -     500,000         -            -                   500,000
Issuance of stock options for services           -          -       5,778         -            -                     5,778
Warrants exercised for Common Stock        158,462      1,585     (1,585)         -            -                         -
Non-cash compensation (benefit) from             -          - (1,278,800)         -            -               (1,278,800)
variable options
Deferred compensation                            -          -           -         -       22,578                    22,578
Preferred stock dividends                        -          -           -         -            -   (371,347)     (371,347)
Warrants issued for financing                    -          -     137,721         -            -           -       137,721
Other                                        5,198         51        (51)         -            -           -             -

Net loss                                         -          -           -         -            - (2,317,631)    (2,317,631)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002             42,437,394  $424,374 $18,276,200         -    $(42,998) $(26,606,421) $(7,948,845)

Issuance of warrants for cash                    -          -     694,580         -            -           -       694,580
Issuance of stock options for services           -          -   1,288,244         -            -           -     1,288,244
Deferred compensation                            -          -           -         -       21,860           -        21,860
Preferred stock dividends                        -          -           -         -            -   (368,500)      (368,500)
Warrants issued for financing                    -                671,237         -            -           -       671,237

Net loss                                         -          -           -         -            - (5,321,688)    (5,321,688)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2003             42,437,394  $424,374 $20,930,261         -    $(21,138) $(32,296,609)$(10,963,112)
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

ULTRASTRIP SYSTEMS, INC.
STATEMENTS OF CASH FLOWS

Year ended December 31,                                                               2003              2002
-------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                      $  (5,321,688)     $ (2,317,631)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                                   405,877           641,233
       Gain on sale of property and equipment                                          (62,994)
       Provision for equipment impairment                                              627,493                 -
       Accretion of discount on notes payable                                          572,480           251,855
       Non-cash benefit variable options                                                     -       (1,278,800)
       Amortization of deferred compensation                                            21,860            22,578
       Warrants and stock options issued for services                                1,288,244           105,778
   Change in operating assets and liabilities:
       Accounts receivable                                                            (238,347)          (45,860)
       Inventories                                                                     460,329           438,987
       Prepaid expenses and other                                                     (223,830)           83,646
       Accounts payable                                                               (119,659)         (257,244)
       Accounts payable - related parties                                              413,229          (296,278)
       Accrued expenses                                                                510,332           396,776
       Deferred revenue                                                                      -          (125,000)
-------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                               (1,666,674)       (2,379,960)
-------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Patent expenditures                                                                       -            (3,324)
   Purchase of property and equipment                                                        -            15,715
   Collection of note receivable from officer                                                -            50,000
-------------------------------------------------------------------------------------------------------------------

Net cash provided by investing activities                                                    -            62,391
-------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                                250,000           200,000
   Proceeds from issuance of notes payable and warrants to related parties           1,387,000         2,214,000
   Repayments of notes payable                                                        (264,473)          (11,881)
   Repayments of notes payable to related parties                                     (271,500)       (1,355,000)
   Proceeds from issuance of Common Stock                                                    -           281,000
   Proceeds from sale of warrants                                                      694,580           500,000
-------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            1,795,607         1,828,119
-------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                        128,933          (489,450)

Cash, beginning of year                                                                 54,484           543,934
-------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                               $      183,417    $       54,484
===================================================================================================================

See accompanying notes to financial statements.

         NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

         BASIS OF PRESENTATION
         UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998 under the laws of the State of Florida. The Company designs, develops and assembles an automated hydro jetting system that uses ultra-high water pressure to remove coatings from steel surfaces such as ship hulls. The Company commenced significant operations in March 2001; prior to that, the Company was a development stage enterprise and devoted substantially all its efforts to the ongoing development of the Company.

         The Company operates solely in one reportable operating segment. Management monitors and reviews the operating results of equipment sales and contract activities and allocates resources solely on an aggregate basis.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2003 and 2002. The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.

         ACCOUNTS RECEIVABLE
         Accounts receivable are customer obligations due under normal trade terms. The Company sells its products to shipyards and hydro jetting contractors and performs services for shipyards and ship owners. The Company generally requires deposits or letters of credit from customers when purchasing its robotic hydojetting systems.

         Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No provision for uncollectible accounts at December 31, 2003 was considered necessary based upon management's estimate of future uncollectible accounts.

         INVENTORIES
         From time-to-time, the Company maintains inventories. Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. At December 31, 2003, there was no inventory. At December 31, 2002, inventory consisted of $17,691 of spare parts.

         PROPERTY AND EQUIPMENT AND DEPRECIATION
         Property and equipment consists principally of automated hydro jetting machinery and equipment held for rent or for use in contract performance and is recorded at cost. Depreciation and amortization is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the property.

         PATENTS
         Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31,

         2003 and 2002 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis of the related Company or the shareholder. The Company recognized amortization expense of $5,764 for the years ended December 31, 2003 and 2002.

         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         REVENUE RECOGNITION
         Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, collection is probable, and any future obligations of the Company are insignificant. Revenue from hydro jetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

         RESEARCH AND DEVELOPMENT
         Expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $755,748 and $96,154 for the years ended December 31, 2003 and 2002, respectively.

         ADVERTISING
         The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations when incurred; such amounts aggregated $15,001 in 2003 and $53,887 in 2002.

         STOCK-BASED COMPENSATION
         The Company accounts for its stock option plans using the intrinsic value based method of accounting, under which no compensation expense has been recognized for stock option awards granted at fair market value. For purposes of pro forma disclosures under FAS 123, Accounting for Stock-Based Compensation, as amended by FAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure, the estimated fair value of the stock options is amortized to compensation expense over the options' vesting period. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:


       Year ended December 31,                                                      2003               2002
       -------------------------------------------------------------------------------------------------------------
       Net loss applicable to Common Stock, as reported                       $     (5,690,188)   $   (2,688,978)


       Add: Stock-based employee compensation (benefit) included in reported
       net loss, net of related tax effects                                                   -       (1,278,800)

       Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
       effects                                                                        (663,110)          (84,056)
       -------------------------------------------------------------------------------------------------------------


       Pro forma net loss                                                     $     (6,353,298)   $   (4,051,834)

       Basic loss per common share as reported                                $          (0.13)   $        (0.06)
       Basic loss per common share pro forma                                  $          (0.15)   $        (0.10)
       =============================================================================================================

        The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

       Year ended December 31,                                                       2003             2002
       ---------------------------------------------------------------------------------------------------------------
       Risk free interest rate                                                     3.92% - 4.25%             4.2%
       Expected life                                                                10-20 years       1-20 years
       Expected volatility                                                                    0%             100%
       Dividend yield                                                                       0.0              0.0
       ---------------------------------------------------------------------------------------------------------------

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

         During the year ended December 31, 1999 and 1998 the Company granted options to acquire shares of Common Stock which were exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of Common Stock. For these options, the number of shares of Common Stock that may be acquired by the option holder could not be determined prior to exercise of the option. Accordingly, the Company records estimates of compensation (benefit) expense based upon the estimated fair value of the Common Stock at each intervening financial statement date. A compensation benefit of $1,278,800 was recorded for the year ended December 31, 2002. As of December 31, 2002, such options either expired or were exercised; therefore no compensation expense was recorded for the year ended December 31, 2003.

         INCOME TAXES
         The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets which management believes is more likely than not that these will not be realized.

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

         RECLASSIFICATIONS
         Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of the Company's financial assets, including cash, accounts receivable and of certain financial liabilities (accounts payable, accounts payable - related parties and accrued expenses), approximate fair value because of their short maturities.

         Based on the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to related parties and notes payable approximate fair value.

         Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $2,018,000 as of December 31, 2003.

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

         NEW ACCOUNTING PRONOUNCEMENTS
         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This standard rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt - An amendment of APB Opinion No. 30, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. For the provisions related to the rescission of SFAS 4, SFAS 145 is effective for the Company beginning in fiscal year 2004. The remaining provisions of SFAS 145 were effective for the Company in fiscal year 2003. The Company does not expect the adoption of SFAS 145 to have a material impact on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with

         Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Management believes that the adoption of this statement will have no effect on the Company's financial position or results of operation.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities (VIEs) created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company has not identified any VIEs for which it is the primary beneficiary or has significant involvement.

         In December 2003, the FASB issued FIN No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN No. 46-R) to address certain FIN 46 implementation issues. The effective dates and impact of FIN No. 46 and FIN No. 46-R are as follows:

         (i)A public entity (enterprise) that is a small business issuer shall apply this Interpretation to all entities subject to this Interpretation no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar-year enterprise). This effective date includes those entities to which Interpretation 46 had previously been applied.

         (ii)However, prior to the required application of this Interpretation, a public entity (enterprise) that is a small business issuer shall apply Interpretation 46 or this Interpretation to those entities that are considered to be special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003, for a calendar-year enterprise).

         (iii)A public entity (enterprise) that is a small business issuer that has applied Interpretation 46 to an entity prior to the effective date of this Interpretation shall either continue to apply Interpretation 46 until the effective date of this Interpretation or apply this Interpretation at an earlier date.

         The adoption of the provisions applicable to SPEs and all other variable interests obtained after January 31, 2003 did not have a material impact on the Company's financial statements. The Company is currently evaluating the impact of adopting FIN No. 46-R applicable to non-SPEs created prior to February 1, 2003, but does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

2.      GOING CONCERN

        The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2003, the Company incurred losses of approximately $5.3 million, had a working capital deficiency of $5.2 million, had outstanding redeemable convertible cumulative preferred stock that became eligible for redemption after June 2002 for $4.4 million and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's continued existence is dependent upon achieving sufficient sales levels and its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

        The Company plans to reduce its working capital requirements by generating revenues from the sale and lease of equipment and by deferring or reducing salaries for some members of senior management and by reducing advertising, travel and entertainment, consulting and office expenses in an effort to reduce costs. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders and preferred stockholders will be required, although this is not assured.

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


3.      PREPAID EXPENSES AND OTHER

        The major components of prepaid expenses and other are as follows:

        December 31                                                                           2003              2002
        ---------------------------------------------------------------------------------------------------------------
        Vendor deposits                                                                     $203,178                --
        Other                                                                                 45,546            24,894
        ---------------------------------------------------------------------------------------------------------------
        Total other assets                                                                  $248,724            24,894
        ===============================================================================================================

4.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

        December 31,                                          Est Useful Life        2003                  2002
        -------------------------------------------------------------------------------------------------------------
        Machinery and equipment                                    5 years         $     688,554        2,500,147
        Furniture and fixtures                                     7 years               277,250          277,250
        Automobile and trucks                                      5 years                41,239          209,969
        Leasehold improvements                                     5 years               214,116          214,116
        Office equipment                                           5 years               147,485          147,485
        -------------------------------------------------------------------------------------------------------------
                                                                                       1,368,644        3,348,967
        Less accumulated depreciation                                                   (908,148)      (1,415,445)
        -------------------------------------------------------------------------------------------------------------
                                                                                   $     460,496        1,933,522
        ===============================================================================================================

        Substantially all machinery and equipment represents hydro jetting equipment and accessories, used for contract services or planned short-term leasing.

        Depreciation and amortization expense for the years ended December 31, 2003 and 2002 aggregated $400,113 and $635,469, respectively.

        During the year ended December 31, 2003, the Company recorded an equipment impairment charge of $627,493, resulting from technological changes in product design. The equipment was written down to its estimated liquidation value.

        At December 31, 2003, machinery and equipment aggregating $223,218 collateral for certain notes payable to related parties and notes payable.


5.      ACCRUED EXPENSES

        The major components of accrued expenses are summarized as follows:

        December 31                                                                          2003              2002
        ---------------------------------------------------------------------------------------------------------------
        Customer deposits                                                              $     612,500                 -
        Accrued payroll and related benefits                                                 524,744           667,623
        Other accrued expenses                                                               473,535           432,824
        ---------------------------------------------------------------------------------------------------------------
        Total accrued expenses                                                         $   1,610,779         1,100,447
        ===============================================================================================================

6.      NOTES PAYABLE

        (a.) RELATED PARTY

        Notes payable to related parties consist of the following:

                                                                                         December       December
                                                                                         31, 2003       31, 2002
       -------------------------------------------------------------------------------------------------------------
        Notes payable to Director/stockholder (i) $1,000,000 note payable, net of unamortized discount of $106,779, due on June 15, 2004, collateralized by all existing equipment and machinery utilized to manufacture the
        Company's product (ii) $125,000 note payable, net of unamortized discount of $12,428, due on June 15, 2004, secured by all existing equipment and machinery utilized to manufacture the Company's product; $20,000 note payable, interest at prime plus 2% (6% at December 31, 2003), due upon
        demand                                                                       $   1,025,793      1,109,472

        Revolving line of credit agreement with a stockholder collateralized by two automated hydro jetting systems due on March 12, 2004. There is no interest due to the lender; however, the lender received $170,000 of the
        gross revenues on two hydro jetting systems sold in 2003 (iii)                     750,000              -

        Unsecured note payable to a  stockholder,  interest at prime plus 2% (6% at
        December 31, 2003), due on demand (iv)                                             517,893        517,893

        Unsecured notes payable to employee/stockholder,  interest at prime plus 2%
        (6% at December 31, 2003), due on demand                                           593,044        655,044

        Notes payable to stockholders,  interest at 18%,  collateralized by certain machinery  and  equipment  of the Company due as follows:  $200,000  due on
        June 30, 2004 and $100,000 due on July 31, 2004                                    300,000        200,000

        Unsecured notes payable to stockholder, interest at prime plus 2% (6% at
        December 31, 2003, due on demand                                                   398,000        170,500

        Unsecured  notes  payable  to  Director,  interest  at prime plus 2% (6% at
        December 31, 2003), due March 31, 2005                                             240,000        160,000

        Unsecured note payable to employee/stockholder, interest at prime plus 2%
        (6% at December 31, 2003), due upon demand                                          75,000         75,000

        Unsecured note payable to a company owned by UltraStrip shareholders,
        interest at prime plus 2% (6% at December 31, 2003), due upon demand                40,000         40,000
        ----------------------------------------------------------------------------------------------------------
        Total related party debt                                                         3,939,730      2,927,909

        Less current portion                                                           (2,431,837)    (2,927,909)

        Long-term related party debt                                                 $   1,507,893              -
        ===============================================================================================================

(i) In October 2001, in connection with the $1,000,000 note payable, the Company granted warrants to acquire 100,000 shares of common stock and valued such warrants at $170,000 based on the relative estimated fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2021. As such the Company recorded $830,000 as debt, net of the allocation of the proceeds to the warrants, which is included in paid-in capital in the balance sheet of $170,000. The Company amortized to interest expense the value ascribed to the warrants over the initial term of the debt. .

        On October 18, 2002, the due date for the $1,000,000 note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The Company valued such warrants at $75,016 based on the relative estimated fair value of the warrants. As such, the Company recorded $75,106 to paid-in-capital. The Company amortizes to interest expense the value ascribed to the warrants over the extension period.

        On January 17, 2003, the due date for the $1,000,000 note payable was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,617 was amortized to interest expense over the term of the extension.

        On May 16, 2003, the due date for the $1,000,000 note payable was extended until September 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,227 was amortized to interest expense over the term of the extension.

        On September 16, 2003, the due date for the $1,000,000 note payable was extended until March 15, 2004 in exchange for the granting of 195,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $248,669 was amortized to interest expense over the term of the extension.

        On March 15, 2004, the due date for the $1,000,000 note payable was extended until June 15, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $117,683 is being amortized to interest expense over the term of the extension.

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

        On March 7, 2003, the due date for the $125,000 note was extended until May 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,929 was amortized to interest expense over the term of the extension.

        On May 7, 2003, the due date for the $125,000 note was extended until July 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,329 was amortized to interest expense over the term of the extension.

        On July 7, 2003, the due date for the $125,000 note was extended until September 9, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,320 was amortized to interest expense over the term of the extension.

        On September 9, 2003, the due date for the $125,000 note was extended until March 15, 2004 in exchange for granting of 40,000 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $40,683 was amortized to interest expense over the term of the extension.

        On March 15, 2004, the due date for the $125,000 note was extended until June 15, 2004 in exchange for granting of 20,001 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $17,913 is being amortized to interest expense over the term of the extension.

(iii) On March 11, 2003, the Company signed a revolving line of credit agreement to borrow $750,000 from a related party. On March 12, 2004, the lender exchanged the debt and accrued interest for 925,000 shares of the Company's Common Stock.

(iv) On March 10, 2004, an unsecured note payable to an employee/shareholder in the amount of $517,893 and accrued interest was exchanged for 448,774 shares of the Company's Common Stock.

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

       (b) OTHER

                                                                                      December 31       December 31,
                                                                                          2003              2002
       ---------------------------------------------------------------------------------------------------------------
       Notes  payable  of  $200,000,  interest  at  18%,  due on  March  31,  2004,      $200,000         $195,079
       guaranteed by the former CEO of the Company and his spouse (i)

       Installment note,  payable $506 monthly including  interest at 7.9%, through        11,310
       April 2006 collateralized by vehicle                                                                 16,962

       Installment notes payable to banks, payable $1,336 monthly including interest at 10.99%, through July 2009 collateralized by trucks, fully
       repaid in 2003                                                                           -           74,596
       ---------------------------------------------------------------------------------------------------------------
       Total debt                                                                         211,310          286,637

       Less current portion                                                             (205,209)        (208,176)
       ---------------------------------------------------------------------------------------------------------------

       Long-term debt                                                                     $ 6,101         $ 78,461
       ===============================================================================================================

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

        On February 21, 2003, the due date for this note was extended until August 21, 2003 in exchange for the granting of 12,309 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $21,159 was amortized to interest expense over the term of the extension.

        On August 21, 2003, the due date for this note was extended until January 31, 2004.

        On January 31, 2004, the due date for this note was extended until March 31, 2004.

        On March 31, 2004, the Company paid $100,000 of principal and the lender extended the due date for this note to April 21, 2004.

        Future cash payment obligations for debt, excluding amounts converted to equity as described above, are as follows:

       Years ending December 31,
       -------------------------------------------------------------------------------------------------------------
       2004                                                                                        $    2,637,046
       2005                                                                                               245,635
       2006                                                                                                   466
       -------------------------------------------------------------------------------------------------------------
                                                                                                   $    2,883,147
       ===============================================================================================================

7.      COMMON STOCK

        There were no issuances of the Company's Common Stock during the year ended December 31, 2003.

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

        At December 31, 2003, 17,184,289 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

        The Company's outstanding options and warrants to acquire Common Stock and shares of Common Stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 12,054,289 and 11,544,900 shares of Common Stock at December 31, 2003 and 2002, respectively, exclusive for 2001 of 1,653,800 shares underlying the warrants under litigation with Mirkin & Woolf, P.A. discussed in Note 13) are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

8.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

        SERIES A
        During the year ended December 31, 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends and, in June 2002, became redeemable at the option of the holder at $25,000 per share plus accrued dividends.

        The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and Common Stock. Dividends in arrears at December 31, 2003 were $608,848.

        Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of Common Stock at the holder's option, and is non-voting. The Series A preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2003 and 2002, 0 and 6 shares of Series A preferred stock were converted into 0 and 144,000 shares of Common Stock, respectively. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of Common Stock.

        At December 31, 2003, 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock were outstanding.

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

        The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the Common Stock. Dividends in arrears at December 31, 2003 were $874,275.

        Each share of Series B preferred is convertible into 835 shares of Common Stock at the holder's option, and is non-voting. The Series B preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2003 and 2002, 0 and 2 shares of Series B preferred stock were converted into 0 and 1,670 of Common Stock, respectively. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of Common Stock.

        At December 31, 2003, 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock were outstanding.

9.      STOCK OPTIONS AND WARRANTS

        At December 31, 2003, the Company has options granted under three fixed stock option plans, and grants of non-plan options, which are described below. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed plan stock options issued to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB
        Statement No. 123," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

        EMPLOYEE FIXED STOCK OPTION PLANS:

        On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2002, options to purchase 1,000,000 shares of Common Stock at $1.875 per share expired or were forfeited during 2002.

        On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2003, options to purchase 424,996 shares of Common Stock at $3.00 per share have been granted pursuant to the plan.

        On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of Common Stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2003, no options had been granted under this Plan.

        On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provides for the granting of 2,000,000 stock options to members of these Boards who are not full or part time employees of the Company. Under the Plan, each eligible Outside Director will be granted an option to purchase up to 100,000 shares on the date the person is elected to the Board and will be granted an option to purchase 25,000 (50,000 if Chairman) shares upon reelection to the Board at each annual shareholders meeting, provided the Director has served for the previous twelve months. Each Outside Director who is appointed to the Company's Audit Committee, Compensation Committee, Finance Committee or an other "Qualifying" Committee shall be granted an option to purchase 5,000 shares for each Qualifying Committee upon which he serves upon the date which person is first appointed to serve and will be granted an option to purchase 5,000 shares on the day after the annual shareholders meeting for each committee he serves on, provided the Director has served the previous twelve month. Each eligible Director Advisor will be granted an option to purchase up to

        25,000 shares on the date the person is first appointed as an Advisory Board member and will be granted an option to purchase 10,000 shares upon reappointment to the Advisory Board at each annual shareholders meeting, provided the Director Advisor has served for the previous twelve months. Option grants under this Plan may also be granted as compensation for services provided by Directors and Director Advisors in calendar year 2002. Exercise price of stock options shall be 110% of the fair market value per share on the grant date. The options granted become exercisable for (a) 1/3 of option shares upon grant (b) 1/3 of option shares on first year's anniversary date and (c) 1/3 of options shares on third anniversary date. The Plan may be amended or terminated by the shareholders of the Company or by the Administrator provided the Administrator consults with the Board and/or legal counsel. As of December 31, 2003, options to purchase 870,000 shares of Common Stock at $1.43 per share have been granted pursuant to this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

        EMPLOYEE FIXED NON-PLAN OPTIONS

        During the year ended December 31, 2003 the Company granted non-plan options to acquire, 510,000 shares of Common Stock, to employees and members of the Company's Board of Directors. The options are exercisable at $1.30 per share, vesting over periods ranging from immediate to 2006, and expiring from 1 to 10 years from the grant date.

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

        EMPLOYEE VARIABLE NON-PLAN OPTIONS

        During the year ended December 31, 2001, the Company granted non-plan options to acquire 3,000,000 shares of Common Stock to a former officer and former employee. The options were subject to certain Company earnings performance targets. As of December 31, 2003 all options expired.

        During the years ended December 31, 1999 and 1998, the Company granted options to acquire an aggregate 4,460,000 shares of Common Stock which are exercisable, at the holders' option, in a cashless manner by surrendering options held on appreciated shares of Common Stock. For these options, the number of shares of Common Stock that may be acquired by the option holder cannot be determined prior to exercise of the option. Accordingly, the Company recorded estimates of compensation (benefit) expense based upon the estimated fair value of the stock at each intervening financial statement date, $(1,278,800) for 2002. As of December 31, 2002, such options either expired or were exercised.

        A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2003 and changes during the year then ended is presented below:

       ------------------------------------------------------------------------------------------------------------
       2003                                     Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options      Variable Non-Plan
                                                                                                   Options
                                         -----------------------  -----------------------  ------------------------
                                         Weighted      Shares     Weighted                 Weighted     Shares
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price                    Price       Shares       Price
       ------------------------------------------------------------------------------------------------------------
       Outstanding at beginning of           $ 3.04     569,995       $ 3.11   4,150,005      $ 3.00   2,000,000
       year
       Granted                                 1.43     870,000         1.30     510,000        -           -
       Exercised                                  -           -            -           -           -           -
       Forfeited                                  -           -            -           -           -           -
       Expired                                 2.82     144,999         3.11   2,850,001        3.00   2,000,000
       ------------------------------------------------------------------------------------------------------------

       ------------------------------------------------------------------------------------------------------------
       Outstanding at end of year            $ 1.76   1,294,996       $ 3.07   1,810,004        $  -           -

       Exercisable at year-end               $ 1.94     858,729       $ 3.54     974,999           -           -
       ------------------------------------------------------------------------------------------------------------

       Weighted average fair value of
       options granted during the year      $ .0346                   $.0356                    $  -
       ------------------------------------------------------------------------------------------------------------

        A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2002 and changes during the year then ended is presented below:

       ------------------------------------------------------------------------------------------------------------
       2002                                     Employee                 Employee                 Employee
                                           Fixed Plan Options     Fixed Non-Plan Options      Variable Non-Plan
                                         -----------------------  -----------------------  ------------------------
                                         Weighted                 Weighted                 Weighted
                                         Average                  Average                  Average
                                         Exercise                 Exercise                 Exercise
                                           Price       Shares       Price       Shares       Price      Shares
       ------------------------------------------------------------------------------------------------------------
       Outstanding at beginning of           $ 2.31   1,549,995       $ 3.13   4,500,000      $ 2.05   6,180,000
       year
       Granted                                 1.76      20,000         1.30     250,000           -           -
       Exercised                                  -           -            -           -        1.04    (800,000)
       Forfeited                               1.88    (200,000)         2.50   (600,000)       3.00  (1,000,000)
       Expired                                 1.88    (800,000)            -          -        1.18  (2,380,000)
       ------------------------------------------------------------------------------------------------------------

       Outstanding at end of year            $ 3.04     569,995       $ 3.11   4,150,000      $ 3.00   2,000,000

       Exercisable at year-end               $ 3.03     368,330       $ 2.96   2,965,166           -           -
       ------------------------------------------------------------------------------------------------------------

       Weighted average fair value of
       options granted during the year       $ 1.60                   $ 1.05                  $    -
       ------------------------------------------------------------------------------------------------------------

        NON-EMPLOYEE FIXED NON-PLAN OPTIONS

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued.

        During the years ended December 31, 2003 and 2002, the Company granted options to acquire 3,000,000 and 5,000 respectively, shares of Common Stock to third parties as compensation for services rendered to the Company. The options are exercisable at $1.30 per share, fully vested at the date of grant and expire through 2023. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $1,288,244 in 2003 and $5,778 in 2002. Additionally, deferred compensation of $65,576 was recorded in 2001 for those options and warrants with vesting provisions, and this amount is being amortized to expense through 2004.

        NON-EMPLOYEE VARIABLE NON-PLAN OPTIONS

        During the year ended December 31, 2000, the Company granted options to acquire 4,738,800 shares of Common Stock to third parties for services rendered by third parties. The options are exercisable at the holder's option, in a cashless manner by surrendering options held on appreciated shares of Common Stock.

        A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2003 and changes during the year then ended is presented below:

       ----------------------------------------------------------------------------------------------------------
       2003                                            Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                             Weighted Average                   Weighted Average
                                              Exercise Price       Shares        Exercise Price       Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year                 $ 3.10        535,000              $ 2.00      1,400,000
       Granted                                            1.30      3,000,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                   -              -
       Expired                                            3.00        (50,000)                  -              -
       ----------------------------------------------------------------------------------------------------------

       Outstanding at end of year                       $ 1.50      3,485,000              $ 2.00      1,400,000

       Exercisable at year-end                          $ 1.40      3,457,800              $ 2.00      1,400,000
       ----------------------------------------------------------------------------------------------------------

       Weighted average fair value of
           options granted during the year              $ 0.43                             $  -
       ---------------------------------------------------------------------------------------------------------------

        A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2002 and changes during the year then ended is presented below:

       ----------------------------------------------------------------------------------------------------------
       2002                                            Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                             ---------------------------------   --------------------------------
                                             Weighted Average                   Weighted Average
                                              Exercise Price       Shares        Exercise Price       Shares
       ----------------------------------------------------------------------------------------------------------
       Outstanding at beginning of year                 $ 2.78        730,000              $ 1.67      2,000,000
       Granted                                            1.30          5,000                   -              -
       Exercised                                             -              -                   -              -
       Forfeited                                             -              -                   -              -
       Expired                                            1.88      (200,000)                0.90       (600,000 )
       ----------------------------------------------------------------------------------------------------------

       Outstanding at end of year                       $ 3.10        535,000              $ 2.00      1,400,000

       Exercisable at year-end                          $ 2.88        481,400              $ 2.00      1,400,000
       ----------------------------------------------------------------------------------------------------------

       Weighted average fair value of options
           granted during the year                      $ 1.15                             $    -
       ----------------------------------------------------------------------------------------------------------

        In June 2003, the Company sold warrants to acquire 694,580 shares of the Company's Common Stock for $694,580. The warrants are exercisable between $0.00 and $0.60 per share, were fully vested on the date of grant and have a five-year term.

        During the year ended December 31, 2003, the Company granted warrants to acquire 542,309 shares (530,000 to a member of the Company's Board of Directors and 12,309 to a third party) of Common Stock in connection with notes payable aggregating $1,325,000. The warrants are exercisable between $0.07 and $1.02 per share, were fully vested at the date of grant and have a 20-year term.

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


       A summary of the outstanding warrants issued for cash and financing as of December 31, 2003 is presented below:

       -------------------------------------------------------------------------------------------------------------
       Description                                                                                        Shares
       =============================================================================================================
       Warrants issued for cash                                                                           1,819,579
       Warrants issued for financing                                                                        655,119
       =============================================================================================================
       Total shares                                                                                       2,474,698
       =============================================================================================================

10.     INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2003, the Company has Federal and Florida net operating losses (NOL) of $22,452,917. The NOL expires during the years 2018 to 2023. In the event that a significant change in ownership of the Company occurs as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $9,628,479 of net deferred tax assets at December 31, 2003 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

        The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

       Year ended December 31,                                                        2003             2002
       ----------------------------------------------------------------------------------------------------------
       Tax benefit at the United States statutory rate                         $      1,809,373   $      788,200
       State income tax benefit, net                                                    193,177           84,100
       Other                                                                           (45,071)
       Valuation allowance                                                          (1,957,479)         (872,300)
       -------------------------------------------------------------------------------------------------------------
       Income tax benefit                                                      $              -   $            -
       -------------------------------------------------------------------------------------------------------------

       Significant components of the Company's deferred tax assets are as follows:

       December 31,                                                                       2003             2002
       ---------------------------------------------------------------------------------------------------------
       Deferred tax assets:
           Organizational costs, accrued liabilities, and other              $         221,246  $       195,900
           Net operating loss carryforwards                                          8,449,033        6,516,900
           Compensation related to equity instruments issued for services              958,200          958,200

       Valuation allowance                                                         (9,628,479)       (7,671,000)
       ------------------------------------------------------------------------------------------------------------
       Net deferred tax asset                                                $               -  $             -
       ------------------------------------------------------------------------------------------------------------

11.    RELATED PARTY TRANSACTIONS

       Accounts payable - related parties consist of:

       December 31,                                                                      2003                  2002
       -------------------------------------------------------------------------------------------------------------
       Due to employees and director                                       $          188,235    $           99,786
       Due to Ocean Futures Society                                                   128,730                78,550
       Due to Wallem Shipmanagement Limited                                                 -                39,265
       Due to Carnegie Mellon University                                              531,213               217,348
       -------------------------------------------------------------------------------------------------------------
                                                                           $          848,178    $          434,949
       -------------------------------------------------------------------------------------------------------------

        LICENSE AGREEMENT
        On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the Company's products and hydrojetting services in the ship cleaning industry. For the years ended December 31, 2003 and 2002, royalty expenses were $50,180 and $57,496, respectively, as of December 31, 2003 and 2002, $128,730 and $78,550, respectively, is included in accounts payable - related parties in the accompanying balance sheets.

        DEVELOPMENT AGREEMENT
        On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company.

        New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. For the years ended December 31, 2003 and 2002, the Company incurred costs of $463,865 and $231,933, to NREC. At December 31, 2003 and 2002, $531,213 and $217,348, respectively is included in accounts payable - related parties in the accompanying balance sheets.

        MANAGEMENT AGREEMENT
        On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. For the years ended December 31, 2003 and 2002, fees to Wallem were $59,962 and $27,482, respectively, of which $0 and $39,265, respectively, is included in accounts payable - related parties in the accompanying balance sheets. The managing director of Wallem is a director of the Company.

12.     MAJOR CUSTOMERS AND FOREIGN SALES

        During 2003, revenues from two customers, Shaw-Robotics Environmental Service LLC ("ShawRobotic") and Grand Bahama Shipyard, accounted for 71% and 25% of revenues, respectively. At December 31, 2003, accounts receivable includes $27,275 and $236,567 from these major customers, respectively. During 2002, revenues from one customer, Metro Marine Corporation, accounted for 86% of revenues.

        Foreign sales for 2003 and 2002 accounted for 0% and 8% respectively, of total revenues.

13.     COMMITMENTS AND CONTINGENCIES

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

        On November 12, 2003 the Company entered into an Exclusive Service Contracting Agreement with Shaw-Robotic. This contract contains minimum purchases of the Company's equipment of four systems, a 5% royalty on revenues from services utilizing the equipment and lease of the equipment, and exclusive purchase of spare parts and services. This is a one-year agreement with six one-year options by Shaw-RES. This agreement covers the use of the Company's M3500 equipment in North America and the Bahamas.

        The Company has one employment agreement, entered into October 3, 2003 with the Chief Executive Officer calling for annual base compensation of $200,000 in Year 1; $225,000 in Year 2; and $250,000 in Year 3. The
        employment agreement includes incentive stock options and cash bonuses if certain performance goals are met over the next three years. As of December 31, 2003, accrued expenses included $37,996 of accrued officer's salary. There are no other employment contracts.

        In September 2001, the Company entered into a Consulting Agreement with a director that provides for consulting fees of $10,000 per month, through September 2003, and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products and hydro jetting services to the United States Navy and certain large U.S. shipyards and defense contractors. In this connection, $240,000 in consulting fees is included in notes payable to related parties and $11,000 in commissions is included in accounts payable to related parties.

        In October 2003, the Company entered into a Consulting Agreement with a Shareholder that provides for base consulting fees of $200,000 in Year 1; $225,000 in Year 2; $250,000 in Year 3; and $250,000 in Year 4. Upon
        execution of the Contract, 3,000,000 stock options were granted at an exercise price of $1.30 per share with a 10-year term. The options were fully vested as of the effective date of Contract, have a 10-year term and survive termination of the Contract for any reason. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $1,288,244.

        The Company currently maintains office facilities in Stuart, Florida. The Company does not currently own or operate any manufacturing, operating or shipbuilding or repair facilities. The Company rents equipment, office space and warehouse storage space under operating leases expiring at various dates through June 2008. Two of the operating leases for office and warehouse space have options to renew for additional five-year terms with annual rent increases of 3.25%. At December 31, 2003, future minimum lease commitments under all non-cancelable operating leases are as follows:

        Years ending December 31,
        =============================================================================================================
        2004                                                                                    $       170,426
        2005                                                                                            147,266
        2006                                                                                             48,388
        2007                                                                                             12,930
        2008                                                                                             11,910
        ----------------------------------------------------------------------------------------------------------
        Total                                                                                   $       390,920
        =============================================================================================================

        Rent expense for the years ended December 31, 2003 and 2002 aggregated approximately $187,000 and $133,000, respectively.

14.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure is as follows:

        December 31,                                                                     2003             2002
        ----------------------------------------------------------------------------------------------------------
        Cash paid for interest                                                      $    106,380  $        26,989

        Non-cash investing and financing activities:
        Settlement of note payable by purchaser in connection with equipment sale   $     65,776  $             -
        Conversion of preferred stock to Common Stock                               $          -  $       155,000
        Accrued preferred stock dividends                                           $    368,500  $       371,347
        Warrants issued in connection with financing                                $    671,237  $       137,721
       =============================================================================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously disclosed in the Company's reports filed on Form 8-K, December 1, 2003 and March 2, 2004, BDO Seidman, LLP resigned as the Company's independent accountants on November 14, 2003 and Tedder, James, Worden & Associates, P.A. was appointed on March 1, 2004.

On November 14, 2003, the Registrant was advised by its certifying accountant for the fiscal years ended December 31, 2002 and December 31, 2001, BDO Seidman, LLP ("BDO), that they were resigning as the certifying accountant.

BDO's accountants' reports on the financial statements of the Registrant for the fiscal years ended December 31, 2002 and 2001 contained within the Registrant's Form 10-KSB, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles for either of the past two years, except that for both of the last two fiscal years, the reports of BDO did contain an explanatory paragraph in which BDO expressed substantial doubt as to the Registrant's ability to continue as a going concern.

BDO made the decision to resign and the Registrant's audit committee and Board of Directors did not participate in their decision.

During the period of BDO's engagement, and during the subsequent interim period, there were no disagreements between the Registrant and BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused BDO to make reference thereto in connection with their report to the subject matter of the disagreements.

During the period of BDO's engagement and through November 14, 2003, BDO issued two management letters to the Registrant advising the Registrant that it noted several matters involving internal control that it considered to be material weaknesses, including the lack of a member in the Registrant's accounting department with professional certification in accounting experience and background, the need for a staff person who is capable of maintaining internal accounting controls and preparing the Registrant's financial statements, and the lack of written policies to set forth accounting policies, internal controls and safeguarding of corporate assets. In connection with the issuance of the management letter BDO reviewed the findings with both the audit committee of the Board of Directors and with the CEO. The company will authorize BDO to review the findings with the new certifying accountant if so requested by that new accountant.

BDO provided a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements about the firm.

On February 17, 2004, our Audit Committee approved the appointment of Tedder, James, Worden & Associates, P.A. ("TJW") as our new independent accountant and auditor subject to final approval by the Board of Directors. On March 1, 2004, the formal resolution by the Board of Directors was made to appoint TJW as our independent accountant and auditor. In addition to audit services, the Audit Committee and Board of Directors approved TJW to prepare the firm's federal and state tax returns. We did not consult with TJW on any matters related to accounting principles or practice, financial statement disclosures or audit procedures prior to selecting and appointing TJW as our auditor.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

BDO's 2002 Management Letter reported two material weaknesses. The Company hired an accounting manager (CPA licensed) to address the first material weakness reported in BDO's 2002 management letter. The Company is establishing written policies, to formalize the internal controls already in place, to address the second material weakness reported in BDO's 2002 management letter.


                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by and serve at the discretion of the Board of Directors. The Company's directors and officers as of March 31, 2004, including Messrs. Owens and Rainis, who resigned in 2004, are as follows:

NAME AND TITLE                AGE    OCCUPATIONAL HISTORY

JAMES C. RUSHING, III         60     Mr.  Rushing was elected to the  Company's  Board of Directors on September  22,
Chairman of the Board,               2003.  Mr.  Rushing  is  President  and Chief  Executive  Officer  of  Corporate
Director                             Resources Consulting Group, Inc., a consultancy  providing experienced financial and operational management leadership services. From 1998 to 2001, Mr. Rushing served as Executive Vice President and Chief Financial Officer of Isolyser
                                     Company, Inc. (Nasdaq: OREX), a materials technology Company with emphasis in the medical, nuclear, and automotive industries, where he co-led a major financial turnaround. From 1997 to 1998, Mr. Rushing served as Chief Financial
                                     Officer and Director of New Life Corporation of America, a national non-profit public charity. From 1995 to 1997, Mr. Rushing was Vice President -
                                     Finance, BBA Nonwovens based in Nashville, Tennessee. As a $500 million division of a
                                     British based Company, this operation included 1,600 employees in seven operations in Europe, the United Kingdom and the United States. The financial integration of a major acquisition, doubling the size of global operations, was
                                     Mr. Rushing's major focus in 1996. The operations were managed from an initial losing profile to a profitable double-digit return on sales by the second year of operations. Mr. Rushing received a bachelor's degree in accounting and management from University of Southern Mississippi in 1965. Mr. Rushing was
                                     elected as Chairman of the Board on January 20, 2004.

NAME AND TITLE                AGE    OCCUPATIONAL HISTORY

WILLIAM A. OWENS              63     Retired four star Admiral Owens, former Vice Chairman of the Joint Chiefs of
Former Chairman of the               Staff, formally served as Vice Chairman of Teledesic, working closely with
Board, Director                      co-founder Bill Gates and Chairman Craig McCaw, a pioneer and leader in the wireless communications industry. Previously, Admiral Owens was President,
                                     Chief Operating Officer and Vice Chairman of Science Applications International
                                     Corporation (SAIC), the nation's largest employee-owned high-technology Company. He also served as the Deputy Chief of Naval Operations for Resources, Warfare
                                     Requirements and Assessments, Commander of the U.S. Sixth Fleet, Senior Military
                                     Assistant to Secretaries of Defense Frank Carlucci and Dick Cheney, and Director of
                                     the Office of Program Appraisal for the Secretary of the Navy. In 1997, Admiral
                                     Owens was awarded the Sarnoff Award from the Armed Forces Communications and
                                     Electronics Association for making lasting and significant contributions to world peace and security. Admiral Owens currently serves on the board of Daimler Chrysler. He is a graduate of the U.S. Naval Academy with a Bachelor's Degree in mathematics. He earned a Bachelor's and Master's Degrees in politics, philosophy and economics from
                                     Oxford University and a Master's Degree in management from George Washington
                                     University. Admiral Owens resigned as Chairman of the Board on January 20, 2004.
                                     He currently sits on the Company's Advisory Board.

STEPHEN R. JOHNSON            57     Mr.  Johnson was elected as Chief  Executive  Officer and Director on October 3,
President, Chief Executive           2003.  Mr.  Johnson  joined the Company as Senior Vice President of Marketing on
Officer, Director                    January 1, 2003 and, on September  15, 2003 he became  Interim  Chief  Executive
                                     Officer. He had also served on the Company's Board of Advisors since February
                                     2, 2001. Previously, he served as vice-president for the Ocean Development
                                     Group, a cruise ship development Company. From 1997 to 2002, he served as president of Marine Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as president and from 1991 to 1994 as vice-president of Atlantic Marine Inc. Over a 20-year career with Bethlehem Steel Corporation, he has held positions that include President of the Ocean Shipping subsidiaries and Senior Manager of the
                                     Sparrows Point Shipyard. Mr. Johnson received his bachelor's degree in Marine
                                     Transportation from the State University of New York Maritime College in 1968. He has
                                     attended programs at the SeaTrade Academy, London, AMA, and Harvard Graduate School of
                                     Business.

JOHN P. ODWAZNY               47     Mr.  Odwazny  served the Company as Co-Chief  Executive  Officer from March 2001
Chief Operating Officer,             until November  2001. In November  2001,  Mr. Odwazny was named Chief  Operating
Director                             Officer.  Mr.  Odwazny has served as a Company  director  since August 15, 1999.
                                     From 1981 to 2001, Mr. Odwazny served as a Senior Sales Executive at AKZO Nobel/
                                     International Paint, the world's largest chemical and coatings Company, where he managed the South Florida and Caribbean region. His responsibilities included designing technical specifications of surface preparation and coating applications for large marine and industrial companies. He also serves on an
                                     Advisory Board for the National Association of Corrosion Engineers. Mr. Odwazny
                                     received his bachelor's degree from Florida State University in 1978.

R. GERALD BUCHANAN             55    Mr. Buchanan has served as a Company director since January 31, 2001. Since
Director                             1996, Mr. Buchanan has acted as Managing Director of Wallem Shipmanagement
                                     Ltd., (WSM) located in Hong Kong. WSM is one of the largest ship management companies in the world. From 1990 to 1996, he served as Director of Engineering at
                                     Canada Steamship Lines, and prior to that, he worked in various capacities for Denholm
                                     Ship Management. Mr. Buchanan is a professional marine engineer who has served the industry for over 30 years.

JEAN-MICHEL COUSTEAU          64     Mr.  Cousteau  has  served as a Company  director  since  August 15,  1999.  Mr.
Director                             Cousteau,  the  son of the  late  environmentalist  and  ocean  pioneer  Jacques
                                     Cousteau, has spent his life exploring and researching the world's oceans. He was recently honored as the first person to represent the Environment in the Opening
                                     Ceremony of the 2002 Winter Olympic Games in Salt Lake City. He has collaborated in the development of artificial floating islands, schools, a residential and research complex in Madagascar and an advanced marine studies center in
                                     Marseille. He supervised the transformation of part of the ocean liner QUEEN MARY into the Living Sea Museum in Long Beach, California. He designed and developed the
                                     Parc Oceanique Cousteau in Paris. Currently, Mr. Cousteau lectures extensively around the world and writes a column for THE LOS ANGELES TIMES SYNDICATE.
                                     Mr. Cousteau graduated from the Paris School of Architecture in 1960 and was awarded an honorary doctorate degree from Pepperdine University.

NAME AND TITLE                AGE    OCCUPATIONAL HISTORY

JOHN M. GUMERSELL             57     Mr.  Gumersell has served as a Company  director since September 21, 2000. Since
Director                             2002,  Mr.  Gumersell has served as Principal  with Haidlan  Associates,  a firm engaged in Business Transformation. Prior to joining Haidlan, he was President of
                                     Innovix Advisory Services. From 1998 to 2001, Mr. Gumersell served as president and chief executive of Lucent Technologies Consumer Products L.P. Previously, from
                                     1997 to 1998, he served as senior vice president and chief financial officer of
                                     Philips Consumer Communications. Mr. Gumersell received his bachelor's degree in accounting and economics from Rutgers University in 1980 and his master's degree in management from Pace University in 1982.

GORDON G. KULJIAN             43     Mr. Kuljian has served as a Company  director  since June 22, 2000.  Since 2000,
Director                             Mr. Kuljian has served as vice  president-operations for Chemstar Urethanes Inc.
                                     Previously, from 1994 to 2000, he served as a Senior Engineer and the Operations
                                     Manager for Coatings Services at Corrpro Companies Inc. (NYSE: CO), Mr. Kuljian has
                                     over 15 years of experience in the field of corrosion control by protective coatings, surface preparation and coatings formulation and application and has lectured and written several scholarly articles in the field. Mr. Kuljian received his bachelor's degree in chemical engineering from Northwestern University in
                                     1982.

GEORGE R. STERNER             63     On March 1,  2002,  Vice  Admiral  Sterner  (USN,  Retired)  was  elected to the
Director                             Company's  Board of Directors.  He had served on the Company's Board of Advisors since February 2, 2001. Since 1999, Admiral Sterner has served as Vice President -
                                     Naval Mission Area Executive for Raytheon. From 1998 to 1999, he served as Vice
                                     President - System Integration for Walt Disney Imagineering and directed the technical aspects and delivery preparations for the MS Disney Wonder cruise ship.
                                     Admiral Sterner served as Commander Naval Sea Systems Command for the U.S. Navy from
                                     1994 to 1998. In total, he spent 36 distinguished years with the U.S. Navy, from 1962 until his retirement in April 1998. Admiral Sterner received a bachelor's degree in aerospace engineering from Penn State University in 1962 and a master's degree in operations research from the Naval Postgraduate School in 1968. He also completed the Harvard Graduate School of Business Advanced Management Program in
                                     1985.

EUGENE C. RAINIS              63     On July 24, 2002,  Mr. Rainis was elected to the  Company's  Board of Directors.
Former Director                      He had served on the Company's  Board of Advisors  since  February 2, 2001.  Mr.
                                     Rainis is a General Partner of Brown Brothers Harriman & Co., the private banking, brokerage and financial advisory firm where he has worked since 1965. From
                                     1972 through 1996 his main responsibility was supervising the firm's fixed income business. He was chairman of the board of both the Jefferson Insurance Company and the Monticello Insurance Company. Mr. Rainis is also chairman of the board of
                                     Xavier High School in New York City and serves on the boards of Fordham University, the Gregorian University Foundation, the Robert Brunner Foundation, and Bio-Brite,
                                     Inc. He received his bachelor's degree in economics from Fordham University in 1962 and an MBA from The Wharton School of the University of Pennsylvania in 1964. Mr.
                                     Rainis resigned from the Board of Directors on March 26, 2004.

NAME AND TITLE                AGE    OCCUPATIONAL HISTORY

JACQUELINE K. MCGUIRE         40     Ms.  McGuire has served as a Company  officer since April 2, 1998.  Ms.  McGuire
Senior Vice President of             formerly   served   as   chairman   of   the   board   of   Amclean   Inc.,   an
Administration and                   ultra-high-pressure  coatings  removal  contractor,  from 1992 until 1997, whose
Corporate Secretary                  duties  included   extensive  travel  to  Europe  to  negotiate  with  equipment
                                     manufacturers  on  pricing,   delivery  and  terms.  Ms.  McGuire  received  her
                                     associate's degree from Barry College in 1984.

MICHAEL R. DONN, SR.          55     Mr. Donn has served as a Company  officer  since  January 1, 2001.  From 1994 to
Senior Vice President of             2000,  Mr. Donn served as the President of the  Miami-Dade  County Fire Fighters
Operations and Treasurer             Association,  a  1700-member  employee  association  for which he also served as vice president and treasurer since 1982. His responsibilities included lead negotiator, lobbying at the local, state, and national levels, Chairman of the
                                     Insurance Trust, and responsible for business operations of the Association.
                                     From 1978 to 1980, he conducted the day-to-day operations of Dade Oil Company as General Manager. Mr. Donn received associates degrees in the arts and in the sciences (Fire Administration) from Miami-Dade Community College in 1976 and
                                     1978, respectively. Mr. Donn also completed numerous advanced training programs at the
                                     George Meany Center for Labor Studies, the National Labor College in Washington D.C.

ADVISORY  BOARD.  The Company's  Board of Directors  established  an Advisory  Board in June 2000.  David M. Ransom
served as its chairman until his death in December  2003.  Admiral Owens was elected to serve on the Advisory Board following his resignation as a Director on January 20, 2004

Name and Title                     Occupational History

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

The Company has not adopted yet the code of ethics for its Chief Executive Officer and Vice President of Operations - Treasurer, but intends to adopt the code of ethics at its meeting of the Board of Directors in the near future.

ITEM 10. EXECUTIVE COMPENSATION

The following table displays information concerning compensation paid or accrued for the fiscal years ended December 31,2003, 2002 and 2001 for the benefit of our named Executive Officers:

====================================================================================================================
                                                     Annual Compensation        Long-Term Compensation Awards
                                                     ---------------------------------------------------------------
Name and Principal Position(s)               Fiscal     Salary        Bonus      Restricted         Securities
                                              Year        $             $       Stock Award $  Underlying Options #
--------------------------------------------------------------------------------------------------------------------
STEPHEN R. JOHNSON (1)                       2003      130,000       25,000           -              500,000
President, Chief Executive                   2002         -             -             -                 -
Officer, Director                            2001         -             -             -                 -
--------------------------------------------------------------------------------------------------------------------

ROBERT O. BARATTA (2)                        2003      137,500       29,109           -                 -
Former President, CEO and                    2002      177,602       13,702           -                 -
Vice Chairman                                2001      242,500          -          288,000          3,050,000
--------------------------------------------------------------------------------------------------------------------

JOHN P. ODWAZNY (4)                          2003      130,000          -             -                 -
Chief Operating Officer and                  2002      130,000          -             -                 -
Director                                     2001      108,333          -          288,000           450,000
--------------------------------------------------------------------------------------------------------------------

DENNIS MCGUIRE (3)                           2003         -             -             -                 -
Former Chief Technology                      2002       36,816       13,702           -                 -
Officer, Director of Sales                   2001      275,000          -             -             2,550,000
--------------------------------------------------------------------------------------------------------------------

JACQUELINE K. MCGUIRE (4)                    2003      125,000          -             -                 -
Senior Vice President of                     2002      133,333          -             -                 -
Administration and Secretary                 2001      150,000          -          432,000           300,000
--------------------------------------------------------------------------------------------------------------------

MICHAEL R. DONN, SR. (4)                     2003      110,000          -             -                 -
Senior Vice President of                     2002      110,000          -             -                 -
Operations and Treasurer                     2001      110,000          -          288,000           200,000
====================================================================================================================

(1) Mr. Johnson, was Sr. VP of Marketing until October 3, 2003 when he entered into an Employment Agreement as Chief Executive Officer. The three-year Agreement provides for an annual salary of $200,000 for year one, $225,000 for year two, and $250,000 for year three. In addition, he was granted a non-statutory stock option to acquire 500,000 shares of the Company's Common Stock at an exercise price of $1.30 per share, and an additional 500,000 options after one year at fair market value. Additional incentive stock options and cash bonuses are predicated on prescribed performance goals of the Company over the three-year period. At December 31, 2003, he had accrued wages payable of $37,996.
(2) Dr. Baratta, resigned as director, President and Chief Operating Officer on September 15, 2003. At December 31, 2003, he had accrued wages payable of $374,152.
(3) Mr. McGuire's resigned as an executive officer on October 3, 2003 and entered into a Consulting Agreement with the Company. As terms of his agreement he voluntarily waived rights to deferred compensation in the amount of $408,161. The four year Consulting Agreement provided for compensation of $200,000 in year one, $225,000 in year two, and $250,000 in years three and four. Mr. McGuire also received options to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $1.30 per share. At December 31, 2003, the Company accrued fees payable of $46,154.
(4) Mr. Odwanzy, Mrs. McGuire, and Mr. Donn's Employment Contracts expired on 12/31/2003. No new agreements were entered in to.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2003 with respect to the beneficial ownership of shares of Common Stock, including shares as to which a right to acquire ownership exists within the meaning of Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, by (i) each person owning more than five percent, (ii) each director and named executive officer, and (iii) all named executive officers and directors as a group:

====================================================================================================================
                                                                     Common Shares
                                                                       Underlying                       Percentage
                                                                    Preferred Shares                     of Total
                                                   Common                 and                             Shares
Beneficial Owner                                   Shares           Options/Warrants       Total       Outstanding
--------------------------------------------------------------------------------------------------------------------
McGuire, Dennis                          (4)      4,789,966(8)        3,000,000         7,789,966        18.36%
Grady, Kevin                             (4)      7,067,394             150,000         7,217,394        17.01%
--------------------------------------------------------------------------------------------------------------------

Bares, John E.                           (1)              -              50,000            50,000         0.12%
Buccellato, Carl                         (3)         30,000              35,000            65,000         0.15%
Buchanan, Gerald                         (1)         50,000             100,000           150,000         0.35%
Cousteau, Jean-Michel                    (1)        200,000             100,000           300,000         0.71%
Donn, Michael R.                         (2)         85,000             400,000           485,000         1.14%
Gumersell, John M.                       (1)         70,000             125,000           195,000         0.46%
Johnson, Stephen                         (1)(2)       1,000             585,000           586,000         1.38%
Kuljian, Gordon G.                       (1)              -             100,000           100,000         0.24%
McGuire, Jacqueline K.                   (2)         90,000(9)          300,000           390,000         0.92%
Odwazny, John P.                         (1)(2)     504,307(6)          450,000           954,307         2.25%
Owens, William A.                        (1)              -             125,000           125,000         0.29%
Rainis, Eugene C.                        (1)      1,200,000           1,089,300(5)(7)   2,289,300         5.39%
Rushing III, James C.                    (1)              -             115,000           115,000         0.27%
Sterner, George R.                       (1)              -             320,000           320,000         0.75%

Officers & Directors as a group (15)              2,230,307           3,894,300         6,124,607        14.43%
====================================================================================================================

The business addresses of each 5% owner are:  Dennis McGuire, PO Box 2173, Stuart, FL 34995
                                              Kevin Grady, 14640 Marvin Lane, Ft. Lauderdale, FL 33330
The business address of each Officer & Director is c/o UltraStrip Systems, Inc., 3515 S.E. Lionel Terrace,
                                                   Stuart, Florida 34997.

     (1)  A director
     (2)  An executive officer
     (3)  A director advisor (advisory board member)
     (4)  A 5% shareholder
     (5) Includes warrants for which beneficial ownership is disclaimed: 25,000 owned by wife.
     (6) Includes shares for which beneficial ownership is disclaimed: 346,112 common shares owned by wife.
     (7) Includes 66,800 shares issuable upon conversion of Series B redeemable convertible cumulative preferred stock.
     (8) Does not include shares owned by wife for which beneficial ownership is disclaimed.
     (9) Does not include shares owned by husband for which beneficial ownership is disclaimed.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, the Company has engaged in certain transactions with directors, executive officers and significant shareholders, in which the amount involved exceeds $60,000, as follows:

Dr. Bares, a director, serves as the director of the National Robotics Engineering Consortium (NREC) at Carnegie Mellon University. The Company and NREC entered into a development agreement in September 1999 pursuant to which the NREC designs and develops technologies and constructs robots that are derivative of the Company's original robotic stripping concept. The Company expended $463,865 and $231,933 to NREC in 2003 and 2002, respectively, pursuant to the development agreement. At December 31, 2003, $531,213 was payable to Carnegie Mellon University for research, engineering and manufacturing services performed in 2003 and 2002.

Mr. Buchanan, a director, serves as Managing Director for Wallem Shipmanagement. Wallem provided the staff for the Company's operating crew for the Shaw & Tecor contracts. The Company reimbursed Wallem $59,962 and $27,148 in 2003 and 2002, respectively, related to the Shaw and Tecor contracts.

Admiral Sterner, a director, entered into a consulting agreement with the Company in September 2001 prior to his election to the Board of Directors in March 2002. Pursuant to this agreement, which expired August 2003, Admiral Sterner received consulting fees of $10,000 per month and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products to the United States Navy and certain large U.S. shipyards and defense contractors. At December 31, 2003, $240,000 was payable to Admiral Sterner in consulting fees and approximately $11,000 in commissions.

Mr. McGuire, a former director and officer, currently a consultant and shareholder of the Company, entered into a Consultant Agreement October 3, 2003 in which he assigned all current patents, patents pending and future patents to be developed under his agreement to the Company. The four year contract provides for compensation of $200,000 in year one, $225,000 in year two, and $250,000 in year three and four, with the Board's option to terminate after one year with 30 days notice. Mr. McGuire also received options to purchase 3,000,000 shares of the Company's Common Stock at an exercise price of $1.30 per share.

Over the last two years, the Company has relied on borrowing principally from officers, directors and significant shareholders to fund its operations. The table below sets forth the financing activities with related parties during 2002 and 2003:

====================================================================================================================
                             Amounts                                         Amounts
                           Outstanding                                     Outstanding
Description                at 12/31/02     Additions        Payments       at 12/31/03    Due date
====================================================================================================================
Amclean (4)                      40,000              -                 -          40,000  Due on demand
Baratta, R. (5)                 170,500        227,500                 -         398,000  Due on demand
Cristoforo, M. (4)               75,000              -                 -          75,000  Due on demand
Eng, L. (4)                      50,000              -                 -          50,000  Due on demand
Grady, K.  (3)                  517,893              -                 -         517,893  Restructured to equity `04
Hunter, W. (4)                        -        750,000                 -         750,000  Restructured to equity `04
Johnson, R. (4)                 100,000              -                 -         100,000  June 30, 2004
Kelly, R. (4)                         -        100,000                 -         100,000  July  31, 2004
McGuire  (3,2)                  655,044        209,500           271,500         593,044  Due on demand
Poindexter, J. (4)               50,000              -                 -          50,000  Due on demand
Rainis, E. (1)                1,125,000         20,000                 -       1,145,000  Due March 15, 2004
Sterner, G. (1)                 160,000         80,000                 -         240,000  Due March 31, 2005
--------------------------------------------------------------------------------------------------------------------
Total                         2,943,437      1,387,000           271,500       4,058,937
====================================================================================================================

(1) A director
(2) An executive officer
(3) A 5% shareholder
(4) A shareholder
(5) A former director

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
10.79                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.79 to
                     and Ultrastrip Systems, Inc. dated February 12, 2003.  the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.80                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.80 to
                     and Ultrastrip Systems, Inc. dated July 7, 2003.       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.81                Extension of Maturity of Note between Plummer          Incorporated by reference to Exhibit 10.81 to
                     Brothers and UltraStrip Systems, Inc. dated July       the Form 10-QSB for the quarter ended March 31,
                     10, 2003.                                              2003.
10.82                Release from the Plummer Brothers Promissory Note      Incorporated by reference to Exhibit 10.82 to
                     dated November 21, 2003.                               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.83                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.82 to
                     and UltraStrip Systems, Inc. dated August 21, 2003.    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.84                Extension of Maturity of Note between Frank Moya       Incorporated by reference to Exhibit 10.84 to
                     and UltraStrip Systems, Inc. dated January 31, 2004.   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.85                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.85 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.86                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.86 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.87                Exclusive Services Contractor Agreement for North      Incorporated by reference to Exhibit 10.87 to
                     America dated November 20, 2003 by and between         the Form 8K for the period November 20, 2003.
                     Shaw-Robotic Environmental Services, LLC and
                     UltraStrip Systems, Inc.
10.88                UltraStrip Systems, Inc. 2003 Stock Option Plan for    Filed herewith.
                     Outside Directors and Advisory Board Members.
10.89                UltraStrip Systems, Inc. 2003 Equity Incentive Plan.   Filed herewith.
10.90                Employment Agreement - Stephen R. Johnson -            Incorporated by reference to Exhibit 10.86 to
                     October 3, 2003.                                       the Form 10-QSB for the quarter ended
                                                                            September 30, 2003.
10.91                Consulting Agreement - Dennis McGuire -                Incorporated by reference to Exhibit 10.86 to
                     October 3, 2003.                                       the Form 10-QSB for the quarter ended
                                                                            September 30, 2003.
10.92                Extension of Maturity of Note between Eugene           Incorporated by reference to Exhibit 10.92 to
                     Rainis and UltraStrip Systems, Inc. dated              the Form 10-QSB for the quarter ended
                     February 12, 2004.                                     March 31, 2003.
10.93                Subscription and Purchase Warrant Agreement            Incorporated by reference to Exhibit 10.93 to
                     between Eugene Rainis and UltraStrip Systems,          the Form 10-QSB for the quarter ended
                     Inc. dated February 12, 2004.                          March 31, 2003.
10.94                Subscription and Purchase Warrant Agreement            Incorporated by reference to Exhibit 10.94 to
                     between Eugene Rainis and UltraStrip Systems,          the Form 10-QSB for the quarter ended
                     Inc. dated April 15, 2004.                             March 31, 2003.
31.1                 1350 Certification of Stephen R. Johnson.              Filed herewith.
31.2                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.
32                   Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.

(B) REPORTS ON FORM 8-K. Four reports were filed on Form 8-K during the three months ended December 31, 2003.

October 15, 2003, the Company announced that its Board of Directors selected Stephen R. Johnson as its new Chief Executive Officer and a Company director. The Company also announced the resignation of Robert O. Baratta as President, Chief Executive Officer, and Company director, the resignation of Patrick Bischoff as a Company director, the election of J.C. "Jim" Rushing III as a Company director, and the resignation of Scott R. Baratta as Senior Vice President of Finance.

November 17, 2003 the Company announced the annual shareholder's meeting.

November 17, 2003, UltraStrip Systems, Inc. announced that it has awarded Shaw-Robotic Environmental Services, L.L.C. ("Shaw-Robotic"), an affiliate of The Shaw Group Inc. (NYSE) of Baton Rouge, Louisiana, an Exclusive Services Contractor Agreement for North America pursuant to which Shaw-Robotic will be the exclusive contractor for UltraStrip's patented, robotic M3500 water jetting system used for the surface preparation of metal surfaces, such as naval ship repair, storage tanks, and fuel tanks.

December 1, 2003 the Company announced the resignation of BDO Seidman, LLP as its certifying accountant.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We were billed $93,101 for the fiscal year ended December 31, 2002, and $82,989 for the fiscal year ended December 31, 2003, for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were no audit related fees for the fiscal years ended December 31, 2003 and 2002. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended December 31, 2003 and 2002. Tax fess include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James, Worden & Associates, P.A. as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James, Worden & Associates, P.A. in 2003 were approved by the Board of Directors. 37

SIGNATURES
----------

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ULTRASTRIP SYSTEMS, INC.

Date:  April 13, 2004                   /s/ Stephen R. Johnson
                                        ----------------------------------
                                        President, Chief Executive Officer


                                        /s/ Michael R. Donn, Sr.
                                        ----------------------------------
                                        Senior VP Operations - Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                          Date
---------                         -----                          ----

/s/ Stephen R. Johnson         President,                      April 13, 2004
-------------------------      Chief Executive Officer
Stephen R. Johnson

/s/ James C. Rushing, III      Director                        April 13, 2004
-------------------------
James C. Rushing, III

/s/ John Bares                 Director                        April 13, 2004
-------------------------
John Bares


/s/ Gerald Buchanan            Director                        April 13, 2004
-------------------------
R. Gerald Buchanan

/s/ Jean-Michel Cousteau       Director                        April 13, 2004
-------------------------
Jean-Michel Cousteau

/s/ John M. Gumersell          Director                        April 13, 2004
-------------------------
John M. Gumersell

/s/ Gordon G. Kuljian          Director                        April 13, 2004
-------------------------
Gordon G. Kuljian

/s/ John P. Odwazny            Director                        April 13, 2004
-------------------------
John P. Odwazny

/s/ George R. Sterner          Director                        April 13, 2004
-------------------------
George R. Sterner