Form 10QSB
period 2004-03-31
ULTRASTRIP SYSTEMS INC
filed 2004-05-24
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,968,168 shares of common stock were outstanding as of March 31, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to March 31, 2004.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Balance Sheet....................................... 1
                         Statements of Operations............................ 2
                         Statements of Cash Flows............................ 3
                         Notes to Financial Statements....................... 4
      Item 2.       Management's Discussion and Analysis or
                      Plan of Operation......................................10
      Item 3.       Controls and Procedures................................. 13

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings....................................... 14
      Item 2.       Changes in Securities................................... 14
      Item 3.       Defaults Upon Senior Securities......................... 15
      Item 4.       Submission of Matters to a Vote of Security Holders..... 15
      Item 5.       Other Information....................................... 15
      Item 6.       Exhibits and Reports on Form 8-K........................ 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                             March 31,
                                                                                               2004
                                                                                           ------------
CURRENT ASSETS
   Cash                                                                                    $     83,999
   Accounts receivable                                                                          730,025
   Inventories                                                                                   20,170
   Prepaid expenses and other                                                                    37,954
                                                                                           ------------

TOTAL CURRENT ASSETS                                                                            872,148

PROPERTY AND EQUIPMENT, NET                                                                     430,990

PATENTS, NET                                                                                     88,160
                                                                                           ------------

TOTAL ASSETS                                                                               $  1,391,298
                                                                                           ============

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL  DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                        $  1,063,512
   Accounts payable - related parties                                                           876,341
   Accrued expenses                                                                             944,714
   Notes payable to related parties - current portion                                         2,548,204
   Notes payable - current portion                                                              124,771
                                                                                           ------------

TOTAL CURRENT LIABILITIES                                                                     5,557,542

   Notes payable to related parties, less current portion                                       240,000
   Notes payable, less current portion                                                            4,390
                                                                                           ------------

TOTAL LIABILITIES                                                                             5,801,932

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A 250 shares authorized, 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                                1,335,098

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054  shares issued and
     outstanding, $2,500 per share redemption amount
     plus dividends in arrears                                                                3,575,150

COMMITMENTS AND CONTINGENCIES (Note 9)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value;
     100,000,000 shares authorized;
     43,968,168 shares issued
     and outstanding                                                                            439,682
   ADDITIONAL PAID-IN CAPITAL                                                                22,895,955
   DEFERRED COMPENSATION                                                                        (15,853)
   ACCUMULATED DEFICIT                                                                      (32,640,666)
                                                                                           ------------

TOTAL CAPITAL DEFICIT                                                                        (9,320,882)
                                                                                           ------------

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT   $  1,391,298
                                                                                           ============

                 See accompanying note to financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED )

                                                              For the three months
                                                                 ended March 31,
                                                         ------------------------------
                                                            2004                2003
                                                         ------------      ------------
REVENUES                                                 $  1,763,443      $    178,680
                                                         ============      ============

COST OF REVENUES                                              948,750           119,567

GROSS PROFIT
                                                              814,693            59,113

OPERATING EXPENSES:
     Selling, general and administrative                      865,312         1,249,779
     Loss on equipment impairment                                  --           627,493
     Non-cash compensation expense                              5,284             5,390
                                                         ------------      ------------
TOTAL OPERATING EXPENSES                                      870,596         1,882,662
                                                         ------------      ------------

LOSS FROM OPERATIONS                                          (55,903)       (1,823,549)

OTHER (INCOME) EXPENSE:
     Other income                                                (389)              (99)
     Interest expense                                         196,418           209,412
                                                         ------------      ------------
TOTAL OTHER EXPENSE                                           196,029           209,313
                                                         ------------      ------------

NET LOSS                                                     (251,932)       (2,032,862)

PREFERRED STOCK DIVIDENDS                                     (92,125)          (92,125)
NET LOSS APPLICABLE TO COMMON STOCK                      $   (344,057)       (2,124,987)
                                                         ============      ============
NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $      (0.01)            (0.05)
                                                         ============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       42,692,518        42,437,394
                                                         ============      ============

                 See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the three months
                                                                              ended March 31,
                                                                        --------------------------
                                                                          2004             2003
                                                                        ---------       ----------
OPERATING ACTIVITIES:
   Net loss                                                             $(251,932)      (2,032,862)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       65,111          111,234
       Loss on equipment impairment                                            --          627,493
       Accretion of discount on notes payable                             151,963          136,638
       Amortization of deferred compensation                                5,284            5,390
            Common stock issued in settlement of
              accrued interest & commission                               247,513               --
   Change in operating assets and liabilities:
       Accounts receivable                                               (438,019)         (95,035)
            Inventories                                                   (20,170)          17,691
       Prepaid expenses and other                                         210,770            5,082
       Accounts payable                                                   254,276         (337,603)
            Accounts payable - related parties                             28,163          453,593
            Accrued expenses                                             (666,065)          72,685
                                                                        ---------       ----------

Net cash used in operating activities                                    (413,106)      (1,035,694)
                                                                        ---------       ----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (34,164)              --
                                                                        ---------       ----------
                                                                          (34,164)              --
                                                                        ---------       ----------
Net cash used in investing activities

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                        --          250,000
   Proceeds from issuance of notes payable
     and warrants to related parties                                      250,000        1,015,500
   Repayments of notes payable                                            (82,149)         (21,013)
    Repayment of notes payable to related parties                              --         (250,000)
   Proceeds from sale of warrants                                         180,000               --
                                                                        ---------       ----------

Net cash provided by financing activities                                 347,851          994,487
                                                                        ---------       ----------

Net decrease in cash                                                      (99,419)         (41,207)
                                                                        ---------       ----------

Cash, beginning of year                                                   183,417           54,484
                                                                        =========       ==========

                 See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

               For the three months ended March 31, 2004 and 2003

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying unaudited financial statements of UltraStrip Systems, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operations contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

2.      GOING CONCERN

        The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2004, the Company incurred losses of approximately $252 thousand, had a working capital deficiency of $4.7 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for $4.9 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.     ACCRUED EXPENSES

       The major components of accrued expenses are summarized as follows:

                                                  MARCH 31,
                                                    2004
                                                  --------
         Accrued payroll and related benefits     $535,510
         Accrued legal expenses                    245,500
         Accrued interest                          163,704
                                                  --------
         Total accrued expenses                   $944,714
                                                  ========

4.       NOTES PAYABLE

   (A.)  RELATED PARTY
         Notes payable to related parties consist of the following:

                                                                       MARCH 31,
                                                                         2004
                                                                       ---------
         Notes payable to Director/stockholder (i) $1,000,000
         note payable, net of unamortized discount of $90,078,
         due on June 15, 2004, collateralized by all existing
         equipment and machinery utilized to manufacture the
         Company's product (ii) $125,000 note payable, net of
         unamortized discount of $12,762, due on June 15, 2004,
         collateralized by all existing equipment and machinery
         utilized to manufacture the Company's product; $20,000
         note payable, interest at prime plus 2% (6% at March 31,
         2004), due upon demand                                       $1,042,160

         Unsecured notes payable to employee/stockholder,
         interest at prime plus 2% (6% at March 31, 2004), due on
         demand                                                          593,044

         Unsecured notes payable to stockholder, interest at
         prime plus 2% (6% at March 31, 2004), due upon demand           398,000

         Unsecured notes payable to stockholder, interest at 4%,
         due and fully repaid on April 14th, 2004                        250,000

         Unsecured notes payable to a Director, interest at prime
         plus 2% (6% at March 31, 2004), due March 31, 2005              240,000

         Notes payable to stockholders, interest at 18%,
         collateralized by certain machinery and equipment of the
         Company due as follows: $50,000 due on June 30, 2004 and
         $100,000 due on July 30, 2004                                   150,000

         Unsecured note payable to employee/stockholder, interest
         at prime plus 2% (6% at March 31, 2004), due upon demand         75,000

         Unsecured note payable to a company owned by
         shareholders of UltraStrip, interest at prime plus 2%
         (6% at March 31, 200), due upon demand                           40,000

         Total                                                         2,788,204

         Less current portion                                          2,548,204
                                                                      ----------
         Total related party long-term debt                           $  240,000
                                                                      ==========

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (i) On March 15, 2004, the due date for the $1,000,000 note was extended until June 15, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $117,683 is being amortized to interest expense over the term of the extension.


         (ii) On March 15, 2004, the due date for the $125,000 note was extended until June 15, 2004 in exchange for granting of 20,001 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $17,913 is being amortized to interest expense over the term of the extension.

   (B.)  OTHER
         Notes payable consist of the following:

                                                                       MARCH 31,
                                                                          2004
                                                                       ---------

         Notes payable, interest at 18%, due on April 21, 2004,
         guaranteed by the former CEO of the Company and his
         spouse (i)                                                   $ 118,704

         Installment note, payable $506 monthly including
         interest at 7.9%, through April 2006 collateralized by
         vehicle                                                         10,457
                                                                       --------

         Total                                                          129,161

         Less current portion                                          (124,771)
                                                                       --------
         Total other long-term debt                                    $  4,390
                                                                       ========

         (i) On March 31, 2004, the Company paid $81,296 towards principal on the original $200,000 note and the lender extended the due date to April 21, 2004. The note payable was fully repaid on April 21, 2004.

5.       COMMON STOCK

         Shares issued
         -------------
         During the three month period ended March 31, 2004, the Company issued 1,530,774 shares of common stock in connection with the conversion of $1,417,893 of related party debt (and accrued interest) to equity.

         Shares reserved for issuance
         ----------------------------
         As of March 31, 2004, 18,756,788 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)



6.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

         Series A
         --------

         As of March 31, 2004, there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $635,098 on March 31, 2004.

         Series B
         --------
         As of March 31, 2004, there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $940,150 on March 31, 2004.


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

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 13,804,121 shares of common stock on March 31, 2004) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                                     For the three months
                                                       ended March 31,
                                                   ------------------------
                                                      2004          2003
                                                   ---------    -----------

         Net loss applicable to common stock,
           as reported                             $(344,057)   $(2,124,987)

         Add: Stock-based employee compensation
           expense included in reported net
           income, net of related tax effects             --             --

         Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method
           for all awards, net of related
           tax effects                               (64,493)      (128,076)
         ------------------------------------------------------------------

         Pro forma net loss                        $(408,550)   $(2,253,063)

         Basic loss per common share as reported   $   (0.01)   $     (0.05)
         Basic loss per common share pro forma     $   (0.01)   $     (0.05)

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                     For the three months
                                                       ended March 31,
                                                   ---------------------------
                                                       2004            2003
                                                   -------------   -----------
         Risk free interest rate                   3.92% - 4.25%       3.92%
         Expected life                              10-20 years    10-20 years
         Expected volatility                             0%             0%
         Dividend yield                                 0.0            0.0

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:

                                                           For the three months
                                                             ended March 31,
                                                          ---------------------
                                                              2004        2003
                                                          ----------   --------
         Cash paid for interest                           $   30,304   $ 31,568

         Non-cash investing and financing activities:

         Accrued preferred stock dividends                $   92,125   $ 92,125

         Warrants issued in connection with financing     $  135,596   $201,218

         Common stock issued to settle debt obligations   $1,417,893   $     --

11.      SUBSEQUENT EVENT

         On April 13, 2004, UltraStrip Japan, Ltd was formed under Japanese law as a joint venture between the Company (49% ownership) and four Japanese companies (51% ownership): Kyokuto Boeki Kaisha Ltd, Ihara Co. Ltd., Chiba Marine Yokohamma Compnay. Ltd., and Kamimura International Associates LLC. The Company's initial contribution is $47,000. The joint venture will introduce the M3500 Robotic System into the Japanese and Asian market. On May 15, 2004, the joint venture signed a five-year, $1,500,000 lease agreement with the Company for a M3500 Robotic System to be delivered to Japan later this year.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES
--------
Revenues were $1,763,443 for the three months ended March 31, 2004, as compared to $178,680 for the three months ended March 31, 2003. Equipment sales of the M3500 Robotic System to Shaw-Robotics totaling $1,750,000 in the first quarter of 2004, compared to no equipment sales in the first quarter of 2003, accounted for the majority of the difference. First quarter 2003 revenue was generated from the completion of two hydro jetting service contracts. As a function of the Company's exclusive licensing agreement with Shaw-Robotics, no further contract services are anticipated in the United States. Future revenues will be generated by the sale of equipment and parts to Shaw-Robotic, service and royalties. This new business model will carry into other geographic regions and product lines as they become commercialized

COST OF REVENUES
----------------
Cost of revenues was $948,750 for the three months ended March 31, 2004, as compared to $119,567 for the three months ended March 31, 2003. Gross profit increased to 46% for the period ended March 31, 2004 compared to 33% the three months ended March 31, 2003. The improved margins on equipment sales compared to margins on contract services accounted for the 13% increase in gross profit.

OPERATING EXPENSES
------------------
Selling, general and administrative expense was $870,596 for the three months ended March 31, 2004, compared to $1,882,662 for the three months ended March 31, 2003. Three expense components accounted for the majority of the difference; salaries, testing and developing products and equipment impairment. Salaries decrease by approximately $187,000 in 2004 compared to 2003. In 2004, the number of manufacturing employees decreased by two, an executive salary was converted to a consulting expense and one management salary decreased by 40%. Testing products decreased by approximately $485,000 in 2004 compared to 2003. In the first quarter of 2004, there was no major testing underway at Carnegie Mellon for the M3500 Robotic System which accounted for the majority of the expense in the first quarter of 2003. The development and testing of the Company's Mobile Emergency Filtration System (MEFS), the manual deck machine and the auto stripping booth are anticipated to keep the level of testing and development expense in the remaining 2004 year similar to 2003. Loss on equipment impairment decreased by approximately $627,000 in 2004 compared to 2003. In 2004, there was no charge for technologically obsolete earlier generation robotic equipment. In 2003, impaired equipment included earlier generation robotic equipment no longer used in the field or salable.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended March 31, 2004 was $55,903 as compared to a loss of $1,823,549 for the three months ended March 31, 2003. The reduction in loss from operations in 2004 compared to the loss in 2003 is largely attributable to revenue from equipment sales compared to contract services revenue and reduction in expenses as described above.

INTEREST EXPENSE
----------------
Interest expense for the three months ended March 31, 2004, was $196,418 compared to $209,412 for the three months ended March 31, 2003. Borrowings from shareholders and interest accretions related to warrants issued in connection with the Company's notes payable remained stable through February 2004. In March 2004, $1,417,893 of related party debt was converted to equity. The debt to equity conversion is expected to result in future reductions in interest expense.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended March 31, 2004 and 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $344,057 for the three months ended March 31, 2004, compared to $2,124,987 for the three months ended March 31, 2003. Loss per common share was $0.01 and $0.05 for the three months ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience net losses and is primarily dependent on outside sources of funding to continue its operations.

At March 31, 2004, the Company's cash and cash equivalents on hand were $83,999, compared to $183,417 at December 31, 2003. This decrease is primarily due to cash used to fund operations offset by new borrowings and sale of warrants.

Net cash used in operating activities was $660,619 for the three months ended March 31, 2004, compared to $1,035,694 for the three months ended March 31, 2003. This decrease in cash used in operating activities was primarily due to the sale of $1,750,000 in equipment in the first quarter of 2004.

The Company's net cash used by investing activities was $34,164 for the three months ended March 31, 2004, compared to -0- for the three months ended March

31, 2003. During the first quarter of 2004, a test wall, that simulates a ship's hull, was built to test the M3500 Robotic System. In addition, the Mobile Emergency Filtration System (MEFS) was upgraded.

The Company's net cash provided by financing activities was $595,364 for the three months ended March 31, 2004, compared to $994,487 for the three months ended March 31, 2003. The decrease is primarily attributable to a decrease in new borrowings as a result of the sale of equipment in the first quarter of 2004.

The Company lacks assured available financial resources to meet its March 31, 2004 working capital deficit of $4,689,784 and future operating costs.

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

PLAN OF OPERATIONS

UltraStrip is a water engineering and industrial automation Company specializing in industrial coating removal and water filtration. These technologies are owned and patented by the Company and have a wide variety of applications. The Company's strategy is to internally develop and patent innovative and transformation products using high pressure water technology, test these products in the marketplace, outsource the manufacturing of these products and market and distribute these products through exclusive licensing agreements with larger scale, well financed industrial services companies.

UltraStrip completed it commercialization strategy in the North American market for its M3500 Robotic System with its agreement with Shaw-Robotic, on November 12, 2003. Shaw-Robotic has bought four systems to date and the Company anticipates the delivery of a fifth system in fall of 2004. In addition to the outright equipment sales, the Company receives a 5% royalty on gross sales and exclusive sale of spare parts and service. This agreement covers the use of the M3500 Robotic System in North America and the Bahamas. This recent agreement with Shaw-Robotic has created customer acceptance and a template for future product sales. The Company expects to develop market opportunities in Europe and Asia using similar tactics as in North America with the M3500 Robotic System and other product lines.

The Company has taken the following steps to address its liquidity issues:

         o It has engaged in a debt to equity conversion program for existing debt holders. Through March 31, 2004, $1,417,893 in debt has been exchanged for equity.
         o The Company engaged the investment banking firm of Hoefer and Arnett to raise up to $15 million from the sale of preferred stock.

GOING CONCERN

The Company's independent auditors stated there was uncertainty about the Company's ability to continue as a going concern for the years ended December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, the Company incurred net annual losses of $5,690,188 and $2,688,978, respectively, had working capital deficits of $5,181,092 and $5,449,648, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available from the investment banking capital raise in 2004 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Management has established plans intended to increase the sales of the Company's products. Management intends to seek new capital from new equity securities to provide funds needed to increase liquidity, fund growth and implement its business plan; however, no assurance can be given that the Company will be able to achieve these objectives. If the Company is unable to obtain needed sources of funds or effect sufficient cost reductions, the Company's liquidity would be materially adversely affected and it is unlikely that the Company would continue as a going concern.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

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

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the first quarter of 2004. During the first three months of 2004, 1,530,774 shares of Common Stock were issued to related parties in exchange for converting their debt obligations and accrued interest to equity.

During the three months ended March 31, 2004, options to purchase 117,501 shares of the Company's Common Stock were issued in connection with borrowings, and options to purchase 544,667 shares of the Company's Common Stock were forfeited or expired. The new options issuances have exercise prices ranging from $0.07 to $1.30 per share and are exercisable through 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended March 31, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a)  EXHIBITS.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB").
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.
10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society
10.15                Promissory Note executed by UltraStrip Systems,        Incorporated by reference to Exhibit 10.15 to
                     Inc. in favor of Kevin P. Grady dated March 16, 2001   the Form 10-SB.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
10.18                Consulting Agreement with George Sterner               Incorporated by reference to Exhibit 10.18 to
                                                                            the Form 10-KSB for the year ended December 31,
                                                                            2001.
10.20                Option to Purchase Assets and License Agreement        Incorporated by reference to Exhibit 2.6 to the
                                                                            Form 10-SB
10.21                Subcontract Agreement dated February 9, 2001 by and    Incorporated by reference to Exhibit 10.21 to
                     between Corrosion Engineering Services, Inc. and       the Form 10-QSB/A for the quarter ended March
                     UltraStrip Systems, Inc.                               31, 2001.
10.24                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.24 to
                     and Michael Cristoforo dated December 27, 2001         the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.25                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and Dennis McGuire dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.26                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.23 to
                     and George Sterner dated March 1, 2002                 the Form 10-QSB for the quarter ended March 31,
                                                                            2002.
10.27                Development and Supply Agreement dated May 13, 2002    Incorporated by reference to Exhibit 10.27 to
                     by and between Metro Machine Corp. and UltraStrip      the Form 10-QSB for the quarter ended June 30,
                     Systems, Inc.                                          2002.
10.28                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.28 to
                     and Dennis McGuire dated April 11, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.29                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.29 to
                     and Kevin Grady dated April 11, 2002                   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.30                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.30 to
                     and Robert Baratta dated April 15, 2002                the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.31                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.31 to
                     and Michael Cristoforo dated April 17, 2002            the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.32                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.32 to
                     and Dennis and Jacqueline McGuire dated April 25,      the Form 10-QSB for the quarter ended June 30,
                     2002                                                   2002.
10.33                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.33 to
                     and AmClean, Inc. dated May 8, 2002                    the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.34                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.34 to
                     and Dennis and Jacqueline McGuire dated May 30, 2002   the Form 10-QSB for the quarter ended June 30,
                                                                            2002.
10.35                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.35 to
                     and Robert Baratta dated June 7, 2002                  the Form 10-QSB for the quarter ended June 30,
                                                                            2002.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
10.36                Assignment of U.S. Patent Serial No. 08/854,384        Incorporated by reference to Exhibit 10.36 to
                     from Dennis McGuire to UltraStrip Systems, Inc.        the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.37                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.37 to
                     and Eugene Rainis dated July 3, 2002                   the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.38                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.38 to
                     and Robert Baratta dated July 11, 2002                 the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.39                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.40 to
                     and Robert Baratta dated September 17, 2002            the Form 10-QSB for the quarter ended September
                                                                            30, 2002.
10.41                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.41 to
                     and Robert Baratta dated October 3, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.42                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.42 to
                     and Dennis and Jacqueline McGuire dated October 3,     the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.43                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.43 to
                     Rainis and UltraStrip Systems, Inc. dated October      the Form 10-KSB for the year ended December 31,
                     18, 2002 (including original agreement)                2002.
10.44                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.44 to
                     and Dennis and Jacqueline McGuire dated October 25,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.45                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.45 to
                     and Dennis and Jacqueline McGuire dated October 31,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.46                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.46 to
                     and Robert Baratta dated November 19, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.47                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.47 to
                     and Robert Baratta dated November 26, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.48                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.48 to
                     and Dennis and Jacqueline McGuire dated November       the Form 10-KSB for the year ended December 31,
                     27, 2002                                               2002.
10.49                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.49 to
                     and Robert Baratta dated December 4, 2002              the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.50                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.50 to
                     and Dennis and Jacqueline McGuire dated December 4,    the Form 10-KSB for the year ended December 31,
                     2002                                                   2002.
10.51                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.51 to
                     and Eugene Rainis dated December 9, 2002               the Form 10-KSB for the year ended December 31,
                                                                            2002.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
10.52                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.52 to
                     and Robert Baratta dated December 18, 2002             the Form 10-KSB for the year ended December 31,
                                                                            2002.
10.53                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.53 to
                     and Dennis and Jacqueline McGuire dated December       the Form 10-KSB for the year ended December 31,
                     19, 2002                                               2002.
10.54                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.54 to
                     and Robert Baratta dated January 9, 2003               the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.55                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.55 to
                     Rainis and UltraStrip Systems, Inc. dated January      the Form 10-QSB for the quarter ended March 31,
                     17, 2003                                               2003.
10.56                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.56 to
                     and Robert Baratta dated January 22, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.57                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.57 to
                     Rainis and UltraStrip Systems, Inc. dated February     the Form 10-QSB for the quarter ended March 31,
                     7, 2003                                                2003.
10.58                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.58 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     12, 2003                                               2003.
10.59                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.59 to
                     and Robert Baratta dated February 13, 2003             the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.60                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.60 to
                     and Eugene Rainis dated February 27, 2003              the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.61                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.61 to
                     and Dennis and Jacqueline McGuire dated February       the Form 10-QSB for the quarter ended March 31,
                     27, 2003                                               2003.
10.62                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.62 to
                     and Dennis and Jacqueline McGuire dated March 6,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.63                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.63 to
                     Rainis and UltraStrip Systems, Inc. dated March 7,     the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.64                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.64 to
                     and George Sterner dated April 1, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.65                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.65 to
                     and Dennis and Jacqueline McGuire dated April 3,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.66                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.66 to
                     and Robert Baratta dated April 9, 2003                 the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.67                Addendum to Promissory Note dated April 11, 2002       Incorporated by reference to Exhibit 10.67 to
                     between UltraStrip Systems, Inc. and Kevin Grady       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
10.68                Addendum to Promissory Note dated April 15, 2002       Incorporated by reference to Exhibit 10.68 to
                     between UltraStrip Systems, Inc. and Robert Baratta    the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.69                Addendum to Promissory Note dated April 19, 2002       Incorporated by reference to Exhibit 10.69 to
                     between UltraStrip Systems, Inc. and Michael           the Form 10-QSB for the quarter ended March 31,
                     Cristoforo                                             2003.
10.70                Addendum to Promissory Note dated April 25, 2002       Incorporated by reference to Exhibit 10.70 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline McGuire                                     2003.
10.71                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.71 to
                     and Robert Baratta dated May 1, 2003                   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.72                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.72 to
                     Rainis and UltraStrip Systems, Inc. dated May 7,       the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.73                Addendum to Promissory Note dated May 8, 2002          Incorporated by reference to Exhibit 10.73 to
                     between UltraStrip Systems, Inc. and Amclean, Inc.     the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.74                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.74 to
                     and Robert Baratta dated May 13, 2003                  the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.75                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.75 to
                     and Dennis and Jacqueline McGuire dated May 13, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.76                Extension of Maturity of Note between Eugene C.        Incorporated by reference to Exhibit 10.76 to
                     Rainis and UltraStrip Systems, Inc. dated May 16,      the Form 10-QSB for the quarter ended March 31,
                     2003                                                   2003.
10.77                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.77 to
                     and Dennis and Jacqueline McGuire dated May 30, 2003   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.v
10.78                Addendum to Promissory Note dated May 30, 2002         Incorporated by reference to Exhibit 10.78 to
                     between UltraStrip Systems, Inc. and Dennis and        the Form 10-QSB for the quarter ended March 31,
                     Jacqueline MCGuire                                     2003.
10.79                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.79 to
                     and Ultrastrip Systems, Inc. dated February 12,2004.   the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.80                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.80 to
                     and Ultrastrip Systems, Inc. dated July 7, 2003.       the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.85                Exchange Agreement between Kevin Grady and             Incorporated by reference to Exhibit 10.85 to
                     UltraStrip Systems, Inc. date March 10, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.86                Exchange Agreement between William Hunter and          Incorporated by reference to Exhibit 10.86 to
                     UltraStrip Systems, Inc. date March 12, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2003.
10.87                Exclusive Services Contractor Agreement for North      Incorporated by reference to Exhibit 10.85 to
                     America dated November 20, 2003 by and between         the Form 8K for the period November 20, 2003.
                     Shaw-Robotic Environmental Services, LLC and
                     UltraStrip Systems, Inc.
10.88                UltraStrip Systems, Inc.'s 2003 Stock Option Plan      Incorporated by reference to Exhibit 10.88 to
                     for Outside Directors and Advisory Board Members.      the Form 10-KSB for the year ended December 31,
                                                                            2003.

EXHIBIT                                                                                   PRIOR FILING OR
NUMBER                           DESCRIPTION                                            SEQUENTIAL PAGE NO.
-------                          -----------                                            -------------------
10.89                UltraStrip Systems, Inc.'s 2003 Equity Incentive       Incorporated by reference to Exhibit 10.89 to
                     Plan.                                                  the Form 10-KSB for the year ended December 31,
                                                                            2003.
10.90                Employment Agreement - Stephen R. Johnson - October    Incorporated by reference to Exhibit 10.90 to
                     3, 2003                                                the Form 10-QSB for the quarter ended September
                                                                            30, 2003.
10.91                Consulting Agreement - Dennis McGuire - October 3,     Incorporated by reference to Exhibit 10.91 to
                     2003                                                   the Form 10-QSB for the quarter ended September
                                                                            30, 2003.
10.92                Extension of Maturity of Note between Eugene Rainis    Incorporated by reference to Exhibit 10.92 to
                     and UltraStrip Systems, Inc. dated February 12,        the Form 10-QSB for the quarter ended March 31,
                     2004.                                                  2003.
10.93                Subscription and Purchase Warrant Agreement between    Incorporated by reference to Exhibit 10.93 to
                     Eugene Rainis and UltraStrip Systems, Inc. dated       the Form 10-QSB for the quarter ended March 31,
                     February 12, 2004.                                     2003.
10.94                Subscription and Purchase Warrant Agreement between    Incorporated by reference to Exhibit 10.94 to
                     Eugene Rainis and UltraStrip Systems, Inc. dated       the Form 10-QSB for the quarter ended March 31,
                     April 15, 2004.                                        2003.
10.95                Exchange Agreement between Ransom Kelley and           Filed herewith.
                     UltraStrip Systems, Inc. date March 15, 2004.
10.96                Exchange Agreement between Lawrence Eng and            Filed herewith.
                     UltraStrip Systems, Inc. date March 15, 2004.
10.97                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Robert Ippolito dated March 5, 2004.
10.98                Joint Venture Agreement between UltraStrip Systems,    Filed herewith.
                     Inc. and four Japanese firms dated April 13, 2004.
31.1                 Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.
31.2                 1350 Certification of Stephen R. Johnson.              Filed herewith.
31.3                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.

    (b) REPORTS ON FORM 8-K. No reports were filed on Form 8-K during the three months ended March 31, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UltraStrip Systems, Inc.

May 24, 2004                          /s/ Stephen R. Johnson
                                      -------------------------------------
                                      Stephen R. Johnson
                                      President and Chief Executive Officer



May 24, 2004                          /s/  Michael R. Donn, Sr.
                                      -----------------------------------
                                      Michael R. Donn, Sr.
                                      Senior Vice President of Operations
                                      Corporate Treasurer