Form 10QSB/A
period 2004-03-31
ULTRASTRIP SYSTEMS INC
filed 2004-06-17
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A



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

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the three months
                                                                              ended March 31,
                                                                        --------------------------
                                                                          2004             2003
                                                                        ---------       ----------
OPERATING ACTIVITIES:
   Net loss                                                             $(251,932)      (2,032,862)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                       65,111          111,234
       Loss on equipment impairment                                            --          627,493
       Accretion of discount on notes payable                             151,963          136,638
       Amortization of deferred compensation                                5,284            5,390
            Common stock issued in settlement of
              accrued interest & commission                               247,513               --
   Change in operating assets and liabilities:
       Accounts receivable                                               (438,019)         (95,035)
            Inventories                                                   (20,170)          17,691
       Prepaid expenses and other                                         210,770            5,082
       Accounts payable                                                   254,276         (337,603)
            Accounts payable - related parties                             28,163          453,593
            Accrued expenses                                             (666,065)          72,685
                                                                        ---------       ----------

Net cash used in operating activities                                    (413,106)      (1,035,694)
                                                                        ---------       ----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                     (34,163)              --
                                                                        ---------       ----------
                                                                          (34,163)              --
                                                                        ---------       ----------
Net cash used in investing activities

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants                        --          250,000
   Proceeds from issuance of notes payable
     and warrants to related parties                                      250,000        1,015,500
   Repayments of notes payable                                            (82,149)         (21,013)
    Repayment of notes payable to related parties                              --         (250,000)
   Proceeds from sale of warrants                                         180,000               --
                                                                        ---------       ----------

Net cash provided by financing activities                                 347,851          994,487
                                                                        ---------       ----------

Net decrease in cash                                                      (99,418)         (41,207)
                                                                        ---------       ----------


Cash, beginning of year                                                   183,417           54,484
                                                                        ---------       ----------
Cash, end of period                                                     $  83,999       $   13,277
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

10.95                Exchange Agreement between Ransom Kelley and           Previously filed.
                     UltraStrip Systems, Inc. date March 15, 2004.
10.96                Exchange Agreement between Lawrence Eng and            Previously filed.
                     UltraStrip Systems, Inc. date March 15, 2004.
10.97                Promissory Note between UltraStrip Systems, Inc.       Previously filed.
                     and Robert Ippolito dated March 5, 2004.
10.98                Joint Venture Agreement between UltraStrip Systems,    Previously filed.
                     Inc. and four Japanese firms dated April 13, 2004.

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