Form 10QSB
period 2004-06-30
ULTRASTRIP SYSTEMS INC
filed 2004-08-23
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

         TRANSITION PERIOD FROM               TO
                               -------------    --------------

                        Commission file number 000-25663
                        --------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] (1).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,097,668 shares of common stock were outstanding as of June 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to June 30, 2004.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------


                                                                                      Page
PART I.             FINANCIAL INFORMATION

      Item 1.       Financial Statements (unaudited)
                         Balance Sheet..............................................   1
                         Statements of Operations...................................   2
                         Statements of Cash Flows...................................   3
                         Notes to Financial Statements..............................   4
      Item 2.       Management's Discussion and Analysis or Plan of Operation.......   11
      Item 3.       Controls and Procedures.........................................   15

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...............................................   15
      Item 2.       Changes in Securities...........................................   16
      Item 3.       Defaults Upon Senior Securities.................................   16
      Item 4.       Submission of Matters to a Vote of Security Holders.............   16
      Item 5.       Other Information...............................................   16
      Item 6.       Exhibits and Reports on Form 8-K................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    June 30, 2004
                                                                                    -------------
CURRENT ASSETS
   Cash                                                                              $     46,334
   Accounts receivable                                                                     81,929
   Inventories                                                                             73,296
   Prepaid expenses and other                                                              39,921
                                                                                     ------------

TOTAL CURRENT ASSETS                                                                      241,480

PROPERTY AND EQUIPMENT, NET                                                               374,574

PATENTS, NET                                                                               86,719

INVESTMENT IN AFFILIATE                                                                    50,000
                                                                                     ------------

TOTAL ASSETS                                                                         $    752,773
                                                                                     ============


LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $    688,223
   Accounts payable - related parties                                                     596,114
   Accrued expenses                                                                       960,366
   Notes payable to related parties - current portion                                   2,643,659
   Notes payable - current portion                                                        406,072
                                                                                     ------------
TOTAL CURRENT LIABILITIES                                                               5,294,434

   Notes payable, less current portion                                                      3,086
                                                                                     ------------
TOTAL LIABILITIES                                                                       5,297,520

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A 250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                          1,361,348

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share
   redemption amount plus dividends in arrears                                          3,641,025

COMMITMENTS AND CONTINGENCIES (Note 10)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 44,097,668 shares
   issued and outstanding                                                                 440,977
   ADDITIONAL PAID-IN CAPITAL                                                          23,459,050
   DEFERRED COMPENSATION                                                                  (10,569)
   ACCUMULATED DEFICIT                                                                (33,436,578)
                                                                                     ------------
TOTAL CAPITAL DEFICIT                                                                  (9,547,120)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK,
AND CAPITAL DEFICIT                                                                  $    752,773
                                                                                     ============

See accompanying notes to the financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For three months ended                For six months ended
                                                                    June 30,                            June 30,
                                                         ------------------------------      ------------------------------
                                                             2004             2003               2004              2003
                                                         ------------      ------------      ------------      ------------
REVENUES                                                 $     93,144      $     43,939      $  1,856,588      $    222,619

COST OF REVENUES                                               44,382            60,399           993,132           179,967
                                                         ------------      ------------      ------------      ------------

GROSS PROFIT (LOSS)                                            48,762           (16,460)          863,456            42,652

OPERATING EXPENSES:
     Selling, general and administrative                      555,905           716,457         1,421,217         1,966,236
     Loss on equipment impairment                                  --                --                --           627,493
     Non-cash compensation expense                              5,284             5,450            10,569            10,840
                                                         ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                                      561,189           721,907         1,431,786         2,604,569
                                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                                         (512,427)         (738,367)         (568,330)       (2,561,917)

OTHER (INCOME) EXPENSE:
     Other income                                                (171)             (105)             (560)             (205)
     Interest expense                                         191,531           202,042           387,949           411,455
                                                         ------------      ------------      ------------      ------------
TOTAL OTHER EXPENSE                                           191,360           201,937           387,389           411,250
                                                         ------------      ------------      ------------      ------------

NET LOSS                                                     (703,787)         (940,304)         (955,719)       (2,973,167)

PREFERRED STOCK DIVIDENDS                                     (92,125)          (92,125)         (184,250)         (184,250)
                                                         ============      ============      ============      ============

NET LOSS APPLICABLE TO COMMON STOCK                      $   (795,912)     $ (1,032,429)     $ (1,139,969)     $ (3,157,417)
                                                         ============      ============      ============      ============

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)            $      (0.02)     $      (0.02)     $      (0.03)     $      (0.07)
                                                         ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       44,007,041        42,437,394        43,349,504        42,437,394
                                                         ============      ============      ============      ============

See accompanying notes to the financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six months ended June 30,                                   2004            2003
                                                                -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                     $  (955,719)     $(2,973,167)

   Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                130,604          222,469
       Loss on equipment impairment                                      --          627,493
       Accretion of discount on notes payable                       300,808          286,012
       Amortization of deferred compensation                         10,569           10,840
       Common stock issued in settlement of accrued
         interest and commission                                    252,013               --

   Change in operating assets and liabilities:
         Accounts receivable                                        210,077           53,659
         Inventories                                                (73,296)          17,691
         Prepaid expenses and other                                 208,803           15,223
         Accounts payable                                          (121,013)        (380,423)
         Accounts payable - related parties                        (252,064)         486,358
         Accrued expenses                                          (650,413)         185,979
                                                                -----------      -----------

Net cash used in operating activities                              (939,631)      (1,447,866)
                                                                -----------      -----------
INVESTING ACTIVITIES:
    Purchase of equipment                                           (41,800)              --
    Investment in affiliate                                         (50,000)              --
                                                                -----------      -----------
Net cash used in investing activities                               (91,800)              --
                                                                -----------      -----------
FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable and warrants            400,000          250,000
    Proceeds from issuance of notes payable and warrants to
      related parties                                               200,000        1,345,500

    Repayments of notes payable                                    (202,152)         (40,254)
    Repayment of notes payable to related parties                        --         (250,000)
    Proceeds from issuance of common stock                           25,000               --
    Proceeds from sale of warrants                                  471,500           97,500
                                                                -----------      -----------
Net cash provided by financing activities                           894,348        1,402,746
                                                                -----------      -----------
Net decrease in cash                                               (137,083)         (45,120)

Cash , beginning of period                                          183,417           54,484
                                                                -----------      -----------
Cash , end of period                                            $    46,334      $     9,364
                                                                ===========      ===========

               See accompanying notes to the financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

2.      GOING CONCERN

         The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2004, the Company incurred losses of approximately $1.1 million, had a working capital deficiency of $5.1 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for approximately $5.0 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

3.       INVESTMENT IN AFFILIATE

         On April 13, UltraStrip Japan, Ltd was formed under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 of capital to the joint venture. The joint venture will introduce the M3500 Robotic System into the Japanese and Asian market.

4.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

         June 30, 2004                                           2004
                                                               --------
         Accrued payroll and related benefits                  $531,269
         Accrued legal expenses                                 245,500
         Other accrued expenses                                 183,597
                                                               --------
          Total accrued expenses                               $960,366
                                                               ========

5.       NOTES PAYABLE

         (A.) RELATED PARTY

         Notes payable to related parties consist of the following:

         JUNE 30,                                                                                           2004
                                                                                                        -----------
         Notes payable to  Director/stockholder  (i) $1,000,000  note payable,  net of unamortized discount of $85,311,  due on September 14, 2004  collateralized by all existing equipment and machinery  utilized to manufacture the Company's  product (ii) $125,000 note payable, net of unamortized discount of $12,074, due on September 14, 2004,  collateralized by all existing  equipment and machinery  utilized to  manufacture  the Company's  product (iii)
         $20,000  note  payable,  interest  at prime  plus 2% (6.00% at June 30,  2004),  due upon
         demand.                                                                                        $  1,047,615

         Unsecured notes payable to employee/stockholder.  $593,044 note payable,  interest at 6%, due on August 18, 2004. $50,000 note payable, interest at 6.00%, due on November 5,
         2004.                                                                                               643,044

         Unsecured notes payable to stockholder, interest at prime plus 2% (6.00% at June 30,
         2004), due on demand.                                                                               398,000

         Unsecured notes payable to Director,  interest at prime plus 2% (6.00% at June 30, 2004),
         due March 31, 2005.                                                                                 240,000

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         Unsecured notes payable to stockholder. $75,000 note payable, interest at prime plus 2%
         (6.00% at June 30, 2004), due upon demand. $50,000 note payable, interest at 6.00%, due
         on November 5, 2004.                                                                                125,000

         Unsecured note payable to shareholder, interest at 18%, due on August 28, 2004.                     100,000

         Note payable to shareholder, collaterized by certain machinery and equipment of the
         Company, interest at 18%, due on December 31, 2004.                                                  50,000

         Unsecured note payable to a company owners by shareholders of UltraStrip, interest at
         prime plus 2% (6.00% at June 30, 2004), due on demand.                                               40,000
                                                                                                        ------------
         Total                                                                                          $  2,643,659
                                                                                                        ============

         (i) On March 15, 2004, the due date for the $1,000,000 note payable was extended until June 15, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $117,683 is amortized to interest expense over the term of the extension.

                  On June 15, 2004, the due date for the $1,000,000 note payable was extended until September 14, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $124,403 is amortized to interest expense over the term of the extension.

         (ii) On March 15, 2004 the due date for the $125,000 note payable was extended until June 15, 2004 in exchange for the granting of 20,001 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $17,913 is being amortized to interest expense over the term of the extension.

                  On June 15, 2004 the due date for the $125,000 note payable was extended until September 14, 2004 in exchange for the granting of 20,001 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $18,987 is being amortized to interest expense over the term of the extension.

         (B.) OTHER

         Notes payable consist of the following:

                                                                                                       JUNE 30, 2004
                                                                                                       -------------
         Unsecured note payable of $400,000, interest at 18%, due on July 21, 2004 (i).                  $   400,000

         Installment note, payable $506 monthly including interest at 7.9%, through April 2006
         collateralized by vehicle                                                                             9,158
                                                                                                         -----------
         Total                                                                                               409,158

         Less current portion                                                                                406,072
                                                                                                         -----------
         Total long-term debt                                                                            $     3,086
                                                                                                         ===========

         (i) On July 21, 2004, the due date for the $400,000 note payable was extended until October 21, 2004.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.       COMMON STOCK

         Shares issued
         -------------
         During the six month period ended June 30, 2004, the Company issued 1,635,274 shares of common stock in connection with the conversion of $1,517,893 of related party debt (and accrued interest/commission) to equity. In addition, 25,000 shares of common stock were issued for cash.

         Shares reserved for issuance
         ----------------------------
         As of June 30, 2004, 19,165,789 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.


7.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

         Series A
         --------
         As of June 30, 2004 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $661,348 on June 30, 2004.

         Series B
         --------
         As of June 30, 2004 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,006,025 on June 30, 2004.

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

         The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 14,057,789 shares of common stock at June 30, 2004) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.       STOCK-BASED COMPENSATION - PRO FORMA NET LOSS

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

         For the three months ended June 30,                                         2004            2003
         ----------------------------------                                      -----------      -----------
         Net loss applicable to common stock, as reported                        $  (795,912)     $(1,032,427)

         Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
            effects                                                                  (58,943)        (119,923)
                                                                                 -----------      -----------

         Pro forma net loss                                                      $  (854,855)     $(1,152,350)


         Basic loss per common share as reported                                 $     (0.02)     $     (0.02)

         Basic loss per common share pro forma                                   $     (0.02)     $     (0.03)



         For the six months ended June 30,                                           2004            2003
         ---------------------------------                                       -----------      -----------

         Net loss applicable to common stock, as reported                        $(1,139,969)     $(3,157,417)

         Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
            effects                                                                 (123,436)        (247,999)
                                                                                 -----------      -----------

         Pro forma net loss                                                      $(1,263,405)     $(3,405,416)

         Basic loss per common share as reported                                 $     (0.03)     $     (0.07)

         Basic loss per common share pro forma                                   $     (0.03)     $     (0.08)


         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

         For the six months ended June 30,                                                2004             2003
         ----------------------------------                                          ------------      -----------
         Risk free interest rate                                                      3.92 - 4.25%           3.92%
         Expected life                                                                10-20 YEARS      10-20 years
         Expected volatility                                                                    0%              0%
         Dividend yield                                                                       0.0              0.0

                            ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      COMMITMENT AND CONTINGENCIES

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

         In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. ("MEC/CWT") filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a "Compromise and Settlement Agreement and Full Release". The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company's place of business. The Company has recorded a liability for the settlement amount in the accompanying balance sheet.

         In September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coating removal. At the year ended December 31, 2003, $531,213 was included in accounts payable related to the Development Agreement. On June 11, 2004 an amendment to the Development Agreement was executed reducing the amount due to Carnegie Mellon from $531,213 to $305,091. The Company paid $50,000 on June 15, 2004 and has a liability of $255,091 reflected in the accompanying balance sheet.

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

 ULTRASTRIP SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:

         For the six months ended June 30,                     2004           2003
         ---------------------------------                  ----------     ----------

         Cash paid for interest                             $   21,299     $   20,377

         Non-cash investing and financing activities:

         Accrued preferred stock dividends                  $  184,250     $  184,250

         Warrants issued in connection with financing       $  278,986     $  376,873

         Common stock issued to settle debt obligations     $1,517,893     $       --

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES
--------
Revenues were $93,144 for the three months ended June 30, 2004, as compared to $43,939 for the three months ended June 30, 2003. The Company had spare part sales of $86,407, royalties of $4,605 and rental revenue of $2,133 for the three months ended June 30, 2004, as compared with spare part sales of $13,674 and service contract revenue of $30,265 for the three months ended June 30, 2003.

COST OF REVENUES
----------------
Cost of revenues was $44,382 for the three months ended June 30, 2004, as compared to $60,399 for the three months ended June 30, 2003. Gross profits improved due to improved margins on spare parts sales and no costs associated with royalty or rental revenue.

OPERATING EXPENSES
------------------
Operating expenses for the three months ended June 30, 2004 were $561,189 compared to $721,907 for the three months ended June 30, 2003. This decrease was due to the 2004 reduction in depreciation expense, the 2004 reduction in salary expense and the 2004 $226,122 reduction in research and development expense due to the renegotiation of a contract with Carnegie Mellon University.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended June 30, 2004 was $512,427 compared to $738,367 for the three months ended June 30, 2003. The reduction in loss from operations in 2004 was due to improved gross margins, a reduction in operating expenses and a renegotiation of the contract with Carnegie Mellon University.

INTEREST EXPENSE
----------------
Interest expense was $191,531 and $202,042 for the three months ended June 30, 2004 and 2003, respectively. This decrease was primarily attributable to related party debt of $1,517,893 being converted to equity.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended June 30, 2004 and June 30, 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $795,912 for the three months ended June 30, 2004, compared to $1,032,427 for the three months ended June 30, 2003. Net loss per common share was $0.02 for the three months ended June 30, 2004 and $0.02 for the three months ended June 30, 2003.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES
--------
Revenues were $1,856,588 for the six months ended June 30, 2004, as compared to $222,619 for the six months ended June 30, 2003. Equipment sales of the M3500 Robotic System to Shaw-Robotics totaling $1,750,000 in the first quarter 2004, compared to no equipment sales in the first two quarters of 2003 accounted for the majority of the difference. The majority of the revenue in 2003 was generated from the completion of hydro jetting service contracts. As a function of the Company's exclusive licensing agreement with Shaw-Robotics, no further contract services are anticipated in the United States. Future revenues will be generated by the sale of equipment and parts to Shaw-Robotics, royalties and service.

COST OF REVENUES
----------------
Cost of revenues was $993,132 for the six months ended June 30, 2004, as compared to $179,967 for the six months ended June 30, 2003. The improved gross margins on equipment sales compared to margins on contract services accounted for the increase in gross profit.

OPERATING EXPENSES
------------------
Operating expenses for the six months ended June 30, 2004 were $1,431,786 as compared to $2,604,569 for the six months ended June 30, 2003. This decrease was due to the 2004 reduction in depreciation expense, the 2004 reduction in salary expense and the 2004 reduction in research and development expense due to the renegotiation of a contract with Carnegie Mellon University.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the six months ended June 30, 2004 was $568,330 compared to $2,561,917 for the six months ended June 30, 2003. The reduction in loss from operations in 2004 was due to improved gross margins and a reduction in operating expenses.

INTEREST EXPENSE
----------------
Interest expense was $387,949 and $411,455 for the six months ended June 30, 2004 and 2003, respectively. This decrease was primarily attributable to related party debt of $1,517,893 being converted to equity.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $184,250 for the six months ended June 30, 2004 and $184,250 for the six months ended June 30, 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,139,969 for the six months ended June 30, 2004, compared to $3,157,417 for the six months ended June 30, 2003. Loss per common share was $0.03 for the six months ended June 30, 2004 and $0.07 for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At June 30, 2004, the Company's cash and cash equivalents on hand were $46,334, compared to $183,417 at December 31, 2003. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Net cash used in operating activities was $939,631 for the six months ended June 30, 2004, compared to $1,447,866 for the six months ended June 30, 2003. This reduction is primarily due to Company's increased gross margins resulting from equipment sales.

The Company's net cash used by investing activities was $91,800 for the six months ended June 30, 2004 compared to -0- for the six months ended June 30, 2003. The increase in cash used is due to equipment purchases of $41,800 and a $50,000 investment in Ultrastrip Japan, Ltd., a Japanese joint venture.

The Company's net cash provided by financing activities was $894,348 for the six months ended June 30, 2004 compared to $1,402,746 for the six months ended June 30, 2003. The decrease is primarily attributable to a decrease in new borrowings as a result of the sale of equipment in the first quarter 2004, requiring less borrowings.

The Company lacks assured available financial resources to meet its June 30, 2004 working capital deficit of $5,052,954 and future operating costs.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt. The Company is currently expanding sales efforts into the Asian and European markets. The Company has also engaged an investment banking firm to raise additional equity.

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

The Company has taken the following steps to address its liquidity issues:

         o The Company implemented a debt to equity conversion program for existing debt holders. Through June 30, 2004, $1,517,893 in debt has been exchanged for equity.
         o The Company engaged the investment banking firm of Hoefer and Arnett to raise up to $15 million from the sale of preferred stock.
         o The Company raised $471,500 in a Private Placement Memorandum Offering through June 30,2004.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

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

In January 2004, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a "Compromise and Settlement Agreement and Full Release". The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company's place of business. The Company has recorded a liability for the settlement amount in the accompanying balance sheet.

ITEM 2.  CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the second quarter of 2004. During the three month period ended June 30, 2004, the Company issued 104,400 shares of common stock in connection with the conversion of $100,000 of related party debt (and accrued interest) to equity. In addition, 25,000 shares of common stock were issued for cash.

During the three months ended June 30, 2004, options to purchase 117,501 shares of the Company's Common Stock were issued in connection with lending, and options to purchase 219,066 shares of the Company's Common Stock were forfeited or expired. The new options issuances have exercise prices ranging from $0.07 to $1.02 per share and are exercisable through 2023.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended June 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2004.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
3.1                  Articles of Incorporation, as amended                  Incorporated by reference to Exhibit 2.1 to the
                                                                            Company's Registration Statement on Form 10-SB
                                                                            (the "Form 10-SB").
3.2                  Bylaws                                                 Incorporated by reference to Exhibit 2.2 to the
                                                                            Form 10-SB.
4.1                  Certificate of Designation for the Series A            Incorporated by reference to Exhibit 3.1 to the
                     Preferred Stock                                        Form 10-SB.
4.2                  Certificate of Designation for the Series B            Incorporated by reference to Exhibit 3.2 to the
                     Preferred Stock                                        Form 10-SB.
10.8                 Development Agreement with Carnegie Mellon             Incorporated by reference to Exhibit 10.8 to
                     University Robotics Institute                          the Form 10-SB.
10.9                 Agreement for Robotic Coatings Removal with Wallem     Incorporated by reference to Exhibit 10.9 to
                     Shipmanagement Ltd.                                    the Form 10-SB.
10.10                Consulting Agreement with T.A.S.T. Corporation         Incorporated by reference to Exhibit 10.10 to
                                                                            the Form 10-SB.
10.11                Consulting Agreement with D.M. Ransom Associates,      Incorporated by reference to Exhibit 10.11 to
                     Inc.                                                   the Form 10-SB.
10.12                1999 Outside Directors Stock Option Plan               Incorporated by reference to Exhibit 10.12 to
                                                                            the Form 10-SB.
10.13                2000 Long Term Incentive Program                       Incorporated by reference to Exhibit 10.13 to
                                                                            the Form 10-SB.
10.14                License Agreement dated July 17, 2000 by and           Incorporated by reference to Exhibit 10.14 to
                     between UltraStrip Systems, Inc. and Ocean Futures     the Form 10-SB.
                     Society
                                                                            Incorporated by reference to Exhibit 10.14 to
10.16                Full-time Employment Agreement - Robert O. Baratta     the Form 10-QSB for the quarter ended March 31,
                                                                            2001.
10.18                Consulting Agreement with George Sterner               Incorporated by reference to Exhibit 10.18 to
                                                                            the Form 10-KSB for the year ended December 31,
                                                                            2001.
10.19                Consulting Agreements (4)                              Incorporated by reference to Exhibit 2.3 to the
                                                                            Form 10-SB.
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
10.95                Exchange Agreement between Ransom Kelley and           Incorporated by reference to Exhibit 10.95 to
                     UltraStrip Systems, Inc. date March 15, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2004.
10.96                Exchange Agreement between Lawrence Eng and            Incorporated by reference to Exhibit 10.96 to
                     UltraStrip Systems, Inc. date March 15, 2004.          the Form 10-QSB for the quarter ended March 31,
                                                                            2004.
10.97                Promissory Note between UltraStrip Systems, Inc.       Incorporated by reference to Exhibit 10.97 to
                     and Robert Ippolito dated March 5, 2004.               the Form 10-QSB for the quarter ended March 31,
                                                                            2004.
10.98                Joint Venture Agreement between UltraStrip Systems,    Incorporated by reference to Exhibit 10.98 to
                     Inc. and four Japanese firms dated April 13, 2004.     the Form 10-QSB for the quarter ended March 31,
                                                                            2004.
10.99                Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Michael J. Cristoforo dated May 5, 2004.
10.100               Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and Plummer Brothers dated May 21, 2004.
10.101               Exchange Agreement between Ronald A. Johnson and       Filed herewith.
                     UltraStrip Systems, Inc. date May 27, 2004.
10.102               Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and  Dennis and Jacqueline McGuire dated May 5,
                     2004.
10.103               Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and  Vincent Zanfini dated May 28, 2004.
10.104               Subscription and Purchase Warrant Agreement between    Filed herewith.
                     Eugene Rainis and UltraStrip Systems, Inc. dated
                     June 15, 2004.
10.105               Promissory Note between UltraStrip Systems, Inc.       Filed herewith.
                     and  john S. Poindexter dated July 1, 2004.
10.106               Compromise and Settlement Agreement between            Filed herewith.
                     UltraStrip Systems, Inc. and Marvin
                     Engineering/Clean Water Technology dated June 29,
                     2004.
10.107               Development Agreement, Modification No. 7 betweem      Filed herewith.
                     UltraStrip Systems, Inc. and Carnegie Mellon dated
                     June 11, 2004.

31.1                 1350 Certification of Stephen R. Johnson.              Filed herewith.
31.2                 1350 Certification of Michael R. Donn, Sr.             Filed herewith.
32                   Rule 13a-14(a)  / 15d-14(a) Certifications.            Filed herewith.

(B) REPORTS ON FORM 8-K.

         No reports were filed on Form 8-K during the three months ended June 30, 2004.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      UltraStrip Systems, Inc.

August 13, 2004                       /s/ Stephen R. Johnson
                                      ---------------------------------------
                                      Stephen R. Johnson
                                      President and Chief Executive Officer



August 13, 2004                       /s/  Michael R. Donn, Sr.
                                      ---------------------------------------
                                      Michael R. Donn, Sr.
                                      Senior Vice President of Operations
                                      Corporate Treasurer