Form 10QSB
period 2004-09-30
ULTRASTRIP SYSTEMS INC
filed 2004-11-17
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[x] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[x] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________

                        Commission file number 000-25663
                                               ---------

                            ULTRASTRIP SYSTEMS, INC.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                               65-0841549
           -------                                               ----------
State or other jurisdiction of                                (I.R.S. employer
ncorporation or organization)                                identification no.)

                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34997
                              ---------------------
                    (Address of principal executive offices)

                                 (772) 287-4846
                                 --------------
                (Issuer's telephone number, including area code)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 44,097,668 shares of common stock were outstanding as of September 30, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]     No [x]

Note: The information contained in this Form 10-QSB relates only to the covered period. The Company has not provided supplemental or revised information after the period covered by this report, but instead has disclosed such information in its quarterly reports on Form 10-QSB and annual reports on Form 10-KSB, as appropriate for periods subsequent to September 30, 2004.

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
 PART I.             FINANCIAL INFORMATION

       Item 1.       Financial Statements (unaudited)
                          Balance Sheet...............................................    1
                          Statements of Operations....................................    2
                          Statements of Cash Flows....................................    3
                          Notes to Financial Statements...............................    4
       Item 2.       Management's Discussion and Analysis or Plan of Operation........    11
       Item 3.       Controls and Procedures..........................................    15

 PART II.            OTHER INFORMATION

       Item 1.       Legal Proceedings................................................    16
       Item 2.       Changes in Securities............................................    16
       Item 3.       Defaults Upon Senior Securities..................................    16
       Item 4.       Submission of Matters to a Vote of Security Holders..............    16
       Item 5.       Other Information................................................    16
       Item 6.       Exhibits and Reports on Form 8-K.................................    17

                         PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                                    Sept 30, 2004
                                                                                     ------------
CURRENT ASSETS
   Cash                                                                              $      2,459
   Accounts receivable                                                                     42,805
   Inventories                                                                             69,794
   Prepaid expenses and other                                                             110,933
                                                                                     ------------

TOTAL CURRENT ASSETS                                                                      225,991

PROPERTY AND EQUIPMENT, NET                                                               306,438

PATENTS, NET                                                                               85,278

INVESTMENT IN AFFILIATE                                                                    50,000
                                                                                     ------------

TOTAL ASSETS
                                                                                     $    667,707
                                                                                     ============

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES

   Accounts payable                                                                  $    786,727
   Accounts payable - related parties                                                     602,117
   Accrued expenses                                                                     1,063,515
   Notes payable to related parties - current portion                                   3,076,044
   Notes payable - current portion                                                        404,749
                                                                                     ------------
TOTAL CURRENT LIABILITIES                                                               5,933,152

   Notes payable, less current portion                                                      3,086
                                                                                     ------------
TOTAL LIABILITIES                                                                       5,936,238

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                          1,387,598

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share
   redemption amount plus dividends in arrears                                          3,706,900

COMMITMENTS AND CONTINGENCIES (Note 10)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 44,097,668 shares
   issued and outstanding                                                                 440,977
   ADDITIONAL PAID-IN CAPITAL                                                          23,494,050
   DEFERRED COMPENSATION                                                                   (5,285)
   ACCUMULATED DEFICIT                                                                (34,292,771)
                                                                                     ------------
TOTAL CAPITAL DEFICIT                                                                 (10,363,029)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK,
  AND CAPITAL DEFICIT                                                                $    667,707
                                                                                     ============

See accompanying notes to the financial statements.

                            ULTRASTRIP SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           For three months ended        For nine months ended
                                                               September 30,                  September 30,
                                                           2004            2003            2004           2003
                                                       ------------    ------------    ------------    ------------
REVENUES                                               $    143,490    $    237,856    $  1,999,559    $    460,475

COST OF REVENUES                                             77,334         132,981       1,069,948         312,948
                                                       ------------    ------------    ------------    ------------

GROSS PROFIT                                                 66,156         104,875         929,611         147,527

OPERATING EXPENSES:
     Selling, general and administrative                    665,107         875,691       2,086,324       2,841,927
     Loss on equipment impairment                                --              --              --         627,493
     Non-cash compensation expense                            5,285           5,510          15,853          16,350
                                                       ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                    670,392         881,201       2,102,177       3,485,770
                                                       ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                                       (604,236)       (776,326)     (1,172,566)     (3,338,243)

OTHER (INCOME) EXPENSE:
     Other income                                               (88)            (83)           (648)           (285)
     Interest expense                                       159,920         198,414         547,869         609,868
                                                       ------------    ------------    ------------    ------------
TOTAL OTHER EXPENSE                                         159,832         198,331         547,221         609,583
                                                       ------------    ------------    ------------    ------------

NET LOSS                                                   (764,068)       (974,657)     (1,719,787)     (3,947,826)

PREFERRED STOCK DIVIDENDS                                   (92,125)        (92,125)       (276,375)       (276,375)
                                                       ------------    ------------    ------------    ------------


NET LOSS APPLICABLE TO COMMON STOCK                    $   (856,193)   $ (1,066,782)   $ (1,996,162)   $ (4,224,201)
                                                       ============    ============    ============    ============


NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $      (0.02)   $      (0.03)   $      (0.05)   $      (0.10)
                                                       ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     44,097,668      42,437,394      43,597,709      42,437,394
                                                       ============    ============    ============    ============

See accompanying notes to the financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine months ended September 30,                                     2004          2003
                                                                        -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                             $(1,719,787)   $(3,947,826)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                        191,105        333,486
       Loss on equipment impairment                                              --        627,493
       Accretion of discount on notes payable                               398,193        427,803
       Amortization of deferred compensation                                 15,853         16,350
       Common stock issued in settlement of accrued interest and
         commission                                                         252,013             --
   Change in operating assets and liabilities:
         Accounts receivable                                                249,201         51,919
         Inventories                                                        (69,794)        17,691
         Prepaid expenses and other                                         137,791         20,644
         Accounts payable                                                   (22,509)      (434,288)
         Accounts payable - related parties                                (246,061)       512,195
         Accrued expenses                                                  (547,264)       324,742
                                                                        -----------    -----------

Net cash used in operating activities                                    (1,361,259)    (2,049,791)
                                                                        -----------    -----------

INVESTING ACTIVITIES:
   Purchase of equipment                                                    (32,724)            --
   Investment in affiliate                                                  (50,000)            --
                                                                        -----------    -----------

Net cash used in investing activities                                       (82,724)            --
                                                                        -----------    -----------
FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                  400,000        250,000
   Proceeds from issuance of notes payable to related parties               535,000      1,365,500
   Repayments of notes payable                                             (203,475)       (62,624)
   Repayment of notes payable to related parties                                 --       (250,000)
   Proceeds from issuance of common stock                                    25,000             --
   Proceeds from sale of warrants                                           506,500        694,580
                                                                        -----------    -----------

Net cash provided by financing activities                                 1,263,025      1,997,456
                                                                        -----------    -----------

Net decrease in cash                                                       (180,958)       (52,335)

Cash, beginning of period                                                   183,417         54,484
                                                                        -----------    -----------
Cash, end of period                                                     $     2,459    $     2,149
                                                                        ===========    ===========


See accompanying notes to the financial statements.

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

2.      GOING CONCERN

        The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2004, the Company incurred losses of approximately $2.0 million, had a working capital deficiency of $5.7 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for approximately $5.1 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

4.      ACCRUED EXPENSES

        The major components of accrued expenses are summarized as follows:

        September 30, 2004                                           2004
        ------------------                                           ----

        Accrued payroll and related benefits                     $  600,546
        Accrued legal expenses                                      245,500
        Other accrued expenses                                      217,469
                                                                 ----------

        Total accrued expenses                                   $1,063,515
                                                                 ==========

5.      NOTES PAYABLE

        (A.) RELATED PARTY
        Notes payable to related parties consist of the following:

                                                                                                       SEPT 30, 2004
                                                                                                       -------------
        Notes payable to  Director/stockholder  (i) $1,000,000 note payable, net of discount, due on September 14, 2004  collateralized by all existing equipment and machinery utilized to manufacture  the Company's  product (ii) $125,000 note payable,  net of discount,  due on
        September 14, 2004,  collateralized by all existing  equipment and machinery  utilized to manufacture  the  Company's  product;  $20,000  note  payable,  interest at prime plus 2%
        (6.75% at September 30, 2004), due upon demand.                                            $      1,145,000

        Unsecured notes payable to employee/stockholder.  (iii) $5,000 note payable,  interest at
        6.00%,  due on  October 5, 2004.  (iv)  $593,044  note  payable,  interest  at 6%, due on
        October 13, 2004. (v) $50,000 note payable,  interest at 6.00%,  due on November 5, 2004;
        $5,000 note payable, interest at 6.00%, due on December 1, 2004.                                    653,044

        Unsecured  notes  payable to  stockholder,  interest at prime plus 2% (6.75% at September
        30, 2004), due on demand.                                                                           398,000

        Unsecured note payable to stockholder, interest at 15%, due December 3, 2004.                       300,000

        Unsecured  notes  payable to Director,  interest at prime plus 2% (6.75% at September 30,
        2004), due March 31, 2005.                                                                          240,000

        Unsecured notes payable to stockholder. $75,000 note payable, interest at prime plus 2%
        (6.75% at September 30, 2004), due upon demand. (vi) $50,000 note payable, interest at
        6.00%, due on November 5, 2004.                                                                     125,000

        Unsecured note payable to shareholder, interest at 18%, due on November 28, 2004.                   100,000

        Note payable to shareholder, collaterized by certain machinery and equipment of the
        Company, interest at 18%, due on December 31, 2004.                                                  50,000

        Unsecured note payable to a company owned by shareholders of UltraStrip, interest at
        prime plus 2% (6.75% at September 30, 2004), due on demand.                                          40,000

        Unsecured note payable to employee, interest at 6%, due on December 16, 2004.                        20,000

        Unsecured note payable to employee, interest at 6%, due on October 7, 2004 (vii).                     5,000
                                                                                                  -----------------
       Total                                                                                      $       3,076,044
                                                                                                  =================



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

                On September 14, 2004, due date for the $1,000,000 note payable, the Company and lender entered into negotiations as to the terms of renewal. At present, renewal terms have not been finalized.

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

                On September 14, 2004, due date for the $125,000 note payable, the Company and lender entered into negotiation as to the terms of renewal. At present, renewal terms have not been finalized.

        (iii)   On October 5, 2004, the $5,000 note payable was paid in full.

        (iv) On October 13, 2004, due date for the $593,044 note payable, the Company and the lender entered into negotiations as to the terms of renewal. At present, renewal terms have not been finalized.

        (v) On November 5, 2004, due date for the $50,000 note payable, the Company and the lender entered into negotiations as to the terms of renewal. At present, renewal terms have not been finalized.

        (vi) On November 5, 2004, due date for the $50,000 note payable, the Company and the lender entered into negotiations as to the terms of renewal. At present, renewal terms have not been finalized.

        (vii)   On October 7, the $5,000 note payable was paid in full.

        (B.) OTHER
        Notes payable consist of the following:

                                                                                                       SEPT 30, 2004
                                                                                                       -------------

        Unsecured note payable of $400,000, interest at 18%, due on October 21, 2004 (i).             $      400,000

        Installment  note,  payable  $506 monthly  including  interest at 7.9%,  through  April 2006
        collateralized by vehicle                                                                              7,835
                                                                                                     ---------------
        Total                                                                                                407,835

        Less current portion                                                                                 404,749
                                                                                                     ---------------


        Total long-term debt                                                                         $         3,086
                                                                                                     ===============


        (i) (i) On October 21, 2004, the due date for the $400,000 note payable was extended until January 21, 2005.

6.      COMMON STOCK
        Shares issued
        -------------
        During the nine month period ended September 30, 2004, the Company issued 1,635,274 shares of common stock in connection with the conversion of $1,517,893 of related party debt (and accrued interest/commission) to equity. In addition, 25,000 shares of common stock were issued for cash.

        Shares reserved for issuance
        ----------------------------
        As of September 30, 2004, 19,165,789 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

7.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK
        Series A
        --------
        As of September 30, 2004 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $687,598 on September 30, 2004.

        Series B
        --------
        As of September 30, 2004 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,071,900 on September 30, 2004.

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

        The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 13,932,789 shares of common stock at September 30, 2004) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

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

        For the three months ended September 30,                                      2004             2003
       ------------------------------------------------------------------------------------------------------------
        Net loss applicable to common stock, as reported                        $      (856,193)  $   (1,066,782)

        Add:  Stock-based employee compensation included in reported net loss                  -                -

        Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                       (48,914)        (106,198)
        ------------------------------------------------------------------------------------------------------------
        Pro forma net loss applicable to common stock                           $      (905,107)  $   (1,172,980)

        Basic loss per common share as reported                                 $         (0.02)  $        (0.03)
        Basic loss per common share pro forma                                   $         (0.02)  $        (0.03)


        For the nine months ended September 30,                                       2004             2003
        ------------------------------------------------------------------------------------------------------------

        Net loss applicable to common stock, as reported                        $    (1,996,162)  $   (4,224,201)

        Add:  Stock-based employee compensation included in reported net loss                  -                -

        Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                      (172,350)        (354,197)
        ------------------------------------------------------------------------------------------------------------

        Pro forma net loss applicable to common stock                           $    (2,168,512)  $   (4,578,398)

        Basic loss per common share as reported                                 $         (0.05)  $        (0.10)

        Basic loss per common share pro forma                                   $         (0.05)  $        (0.11)

        The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

        For the six months ended June 30,                                             2004               2003
       ---------------------------------------------------------------------------------------------------------------

        Risk free interest rate                                                     3.92 - 4.25%            3.92%
        Expected life                                                               10-20 YEARS      10-20 years
        Expected volatility                                                                   0%               0%
        Dividend yield                                                                      0.0              0.0

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

        In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. ("MEC/CWT") filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a "Compromise and Settlement Agreement and Full Release". The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company's place of business. The Company paid MEC/CWT $20,000 on July 16, 2004 and intends to pay the remaining balance as funds become available. MEC/CWT picked up the disputed equipment. The Company has recorded a liability for the settlement amount less the July payment in the accompanying balance sheet.

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

11.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure is as follows:

        For the nine months ended September 30,                     2004             2003
        ---------------------------------------------------------------------------------------
        Cash paid for interest                                  $     4,068      $    38,726

        Non-cash investing and financing activities:

        Accrued preferred stock dividends                       $   276,375      $   276,375

        Warrants issued in connection with financing            $   278,986      $   671,237

        Common stock issued to settle debt obligations          $ 1,517,893      $         -

12.     SUBSEQUENT EVENTS

        On October 6, 2004, the Company acknowledged notification from Shaw Robotic Environmental Services, LLC of their intent to not renew the Exclusive Services Contractor Agreement. As a result, the contract's initial one-year term expired on November 12, 2004.

        On October 28, the Company announced it is seeking bridge financing up to $5,000,000 through a limited private placement to fund its operations and working capital needs. As of November 5, 2005, the Company has raised $1,360,000 in bridge financing, primarily from related parties, including $1,200,000 which was immediately converted to equity.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES
--------
Revenues were $143,490 for the three months ended September 30, 2004, as compared to $237,856 for the three months ended September 30, 2003. The Company had spare part sales of $128,850, royalties of $8,066 and rental revenue of $6,574 for the three months ended September 30, 2004, as compared with spare part sales of $101,156, royalties of $3,093 and service contract revenue of $133,607 for the three months ended September 30, 2003.

COST OF REVENUES
----------------
Cost of revenues was $77,334 for the three months ended September 30, 2004, as compared to $132,981 for the three months ended September 30, 2003. Gross profits improved due to improved margins on spare parts sales compared to the margins on service contract revenue.

OPERATING EXPENSES
------------------
Operating expenses for the three months ended September 30, 2004 were $670,392 compared to $881,201 for the three months ended September 30, 2003. This decrease was primarily attributed to the 2004 reduction in depreciation expense and the 2004 reduction in salary expense.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended September 30, 2004 was $604,236 compared to $776,326 for the three months ended September 30, 2003. The reduction in loss from operations in 2004 was due to improved gross margins and a reduction in operating expenses.

INTEREST EXPENSE
----------------
Interest expense was $159,920 and $198,414 for the three months ended September 30, 2004 and 2003, respectively. This decrease was primarily attributable to related party debt of $1,517,893 being converted to equity.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended September 30, 2004 and September 30, 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $856,193 for the three months ended September 30, 2004, compared to $1,066,782 for the three months ended September 30, 2003. Net loss per common share was $0.02 for the three months ended September 30, 2004 and $0.03 for the three months ended September 30, 2003.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES
--------
Revenues were $1,999,559 for the nine months ended September 30, 2004, as compared to $460,475 for the nine months ended September 30, 2003. Equipment sales of the M3500 Robotic System to Shaw-Robotics totaling $1,750,000 in the first quarter 2004, compared to no equipment sales in the first three quarters of 2003 accounted for the majority of the difference. The majority of the revenue in 2003 was generated from the completion of hydro jetting service contracts.

COST OF REVENUES
----------------
Cost of revenues was $1,069,948 for the nine months ended September 30, 2004, as compared to $312,948 for the nine months ended September 30, 2003. The improved gross margins on equipment sales compared to margins on contract services accounted for the increase in gross profit.

OPERATING EXPENSES
------------------
Operating expenses for the nine months ended September 30, 2004 were $2,102,177 as compared to $3,485,770 for the nine months ended September 30, 2003. This decrease was due to the 2004 reduction in depreciation expense, the 2004 reduction in salary expense and the 2004 $226,122 reduction in research and development expense due to the renegotiation of a contract with Carnegie Mellon University.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the nine months ended September 30, 2004 was $1,172,566 compared to $3,338,243 for the nine months ended September 30, 2003. The reduction in loss from operations in 2004 was due to improved gross margins and a reduction in operating expenses.

INTEREST EXPENSE
----------------
Interest expense was $547,869 and $609,868 for the nine months ended September 30, 2004 and 2003, respectively. This decrease was primarily attributable to related party debt of $1,517,893 being converted to equity.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $276,375 for the nine months ended September 30, 2004 and September 30, 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,996,162 for the nine months ended September 30, 2004, compared to $4,224,201 for the nine months ended September 30, 2003. Loss per common share was $0.05 for the nine months ended September 30, 2004 and $0.10 for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At September 30, 2004, the Company's cash and cash equivalents on hand were $2,459, compared to $183,417 at December 31, 2003. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

Net cash used in operating activities was $1,361,259 for the nine months ended September 30, 2004, compared to $2,049,791 for the nine months ended September 30, 2003. This reduction is primarily due to Company's increased gross margins resulting from equipment sales to Shaw Robotic Environmental Services, LLC.

The Company's net cash used by investing activities was $82,724 for the nine months ended September 30, 2004 compared to -0- for the nine months ended September 30, 2003. The increase in cash used is due to equipment purchases of $32,724 and a $50,000 investment in UltraStrip Japan, Ltd., a Japanese joint venture.

The Company's net cash provided by financing activities was $1,263,025 for the nine months ended September 30, 2004 compared to $1,997,456 for the nine months ended September 30, 2003. The decrease is primarily attributable to a decrease in new borrowings as a result of the sale of equipment in the first quarter 2004, requiring less borrowing.

The Company lacks assured available financial resources to meet its September 30, 2004 working capital deficit of $5,707,161 and future operating costs.

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

PLAN OF OPERATIONS

Incorporated in 1998, UltraStrip Systems, Inc. is a socially responsible water engineering and industrial automation company specializing in water filtration and coatings removal using ultra-high pressure water. The company's vision is to develop innovative, patented technologies that work in harmony with the environment, to demonstrate the economic value of the technologies in the marketplace, and ultimately transform industries through strategic partnerships. As a result of this vision, UltraStrip has developed products to protect community water systems throughout the United States, and virtually eliminate millions of tons of contaminated grit generated from the coating removal processes in the automotive, above ground storage tank and marine industries.

UltraStrip completed it commercialization strategy in the North American market for its M3500 Robotic System with its initial agreement with Shaw-Robotic, on November 12, 2003. The contract's one-year term expired on November 12, 2004. Shaw-Robotic has purchased five systems to date. Shaw Robotic must exclusively purchase UltraStrip System's robotic equipment, spare parts, technological service and in addition pay to the Company a 5% royalty on gross sales. This agreement covers the use of the M3500 Robotic System in North America and the Bahamas. This agreement with Shaw-Robotic has created customer acceptance and a template for future product sales. The Company expects to develop market opportunities in Europe and Asia using similar tactics as in North America with the M3500 Robotic System and other product lines.

The Company has taken the following steps to address its liquidity issues:

        o The Company implemented a debt to equity conversion program for existing debt holders. Through September 30, 2004, $1,517,893 in debt has been exchanged for equity.

        o The Company raised $506,500 in a Private Placement Memorandum Offering through September 30,2004.

        o The Company raised $1,360,000 in bridge financing, primarily from related parties, including $1,200,000, which was immediately converted to equity, through November 5, 2004.

GOING CONCERN

The Company's independent auditors stated there was uncertainty about the Company's ability to continue as a going concern for the years ended December 31, 2003 and 2002. For the years ended December 31, 2003 and 2002, the Company incurred net annual losses of $5,690,188 and $2,688,978, respectively, had working capital deficits of $5,181,092 and $5,449,648, respectively, and had significant outstanding redeemable preferred stock that became eligible for redemption at the holder's option after June 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Although there are no assurances, management believes that resources will be available in 2004 and 2005 to carry out its business plan described above. The aforementioned financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Senior Vice President of Operations concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

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

In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. ("MEC/CWT") filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a "Compromise and Settlement Agreement and Full Release". The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company's place of business. The Company paid MEC/CWT $20,000 on July 16, 2004 and intends to pay the remaining balance as funds become available. MEC/CWT picked up the disputed equipment. The Company has recorded a liability for the settlement amount less the July payment in the accompanying balance sheet.

ITEM 2.    CHANGES IN SECURITIES.

There has been no change in the rights, preferences or privileges of any security of the Company during the third quarter of 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended September 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.


EXHIBIT                                                                                     PRIOR FILING OR
NUMBER                                   DESCRIPTION                                      SEQUENTIAL PAGE NO.
------                                   -----------                                      -------------------
3.1              Articles of Incorporation, as amended                         Incorporated by reference to Exhibit 2.1
                                                                               to the Company's Registration Statement
                                                                               on Form 10-SB (the "Form 10-SB").
3.2              Bylaws                                                        Incorporated by reference to Exhibit 2.2
                                                                               to the Form 10-SB.
4.1              Certificate of Designation for the Series A Preferred Stock   Incorporated by reference to Exhibit 3.1
                                                                               to the Form 10-SB.
4.2              Certificate of Designation for the Series B Preferred Stock   Incorporated by reference to Exhibit 3.2
                                                                               to the Form 10-SB.
10.8             Development Agreement with Carnegie Mellon University         Incorporated by reference to Exhibit 10.8
                 Robotics Institute                                            to the Form 10-SB.
10.9             Agreement for Robotic Coatings Removal with Wallem            Incorporated by reference to Exhibit 10.9
                 Shipmanagement Ltd.                                           to the Form 10-SB.
10.10            Consulting Agreement with T.A.S.T. Corporation                Incorporated by reference to Exhibit
                                                                               10.10 to the Form 10-SB.
10.11            Consulting Agreement with D.M. Ransom Associates, Inc.        Incorporated by reference to Exhibit
                                                                               10.11 to the Form 10-SB.
10.12            1999 Outside Directors Stock Option Plan                      Incorporated by reference to Exhibit
                                                                               10.12 to the Form 10-SB.
10.13            2000 Long Term Incentive Program                              Incorporated by reference to Exhibit
                                                                               10.13 to the Form 10-SB.
10.14            License Agreement dated July 17, 2000 by and between          Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Ocean Futures Society            10.14 to the Form 10-SB.
10.18            Consulting Agreement with George Sterner                      Incorporated by reference to Exhibit
                                                                               10.18 to the Form 10-KSB for the year
                                                                               ended December 31, 2001.
10.19            Consulting Agreements (4)                                     Incorporated by reference to Exhibit 2.3
                                                                               to the Form 10-SB.
10.20            Option to Purchase Assets and License Agreement               Incorporated by reference to Exhibit 2.6
                                                                               to the Form 10-SB
10.21            Subcontract Agreement dated February 9, 2001 by and           Incorporated by reference to Exhibit
                 between Corrosion Engineering Services, Inc. and              10.21 to the Form 10-QSB/A for the
                 UltraStrip Systems, Inc.                                      quarter ended March 31, 2001.
10.24            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Michael Cristoforo dated December 27, 2001                    10.24 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2002.
10.25            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis McGuire dated March 1, 2002                            10.23 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2002.

10.26            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 George Sterner dated March 1, 2002                            10.23 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2002.
10.27            Development and Supply Agreement dated May 13, 2002 by and    Incorporated by reference to Exhibit
                 between Metro Machine Corp. and UltraStrip Systems, Inc.      10.27 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.28            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis McGuire dated April 11, 2002                           10.28 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.29            Promissory Note between UltraStrip Systems, Inc. and Kevin    Incorporated by reference to Exhibit
                 Grady dated April 11, 2002                                    10.29 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.30            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated April 15, 2002                           10.30 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.31            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Michael Cristoforo dated April 17, 2002                       10.31 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.32            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated April 25, 2002            10.32 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.33            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 AmClean, Inc. dated May 8, 2002                               10.33 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.34            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated May 30, 2002              10.34 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.35            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated June 7, 2002                             10.35 to the Form 10-QSB for the quarter
                                                                               ended June 30, 2002.
10.36            Assignment of U.S. Patent Serial No. 08/854,384 from          Incorporated by reference to Exhibit
                 Dennis McGuire to UltraStrip Systems, Inc.                    10.36 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2002.
10.37            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Eugene Rainis dated July 3, 2002                              10.37 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2002.
10.38            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated July 11, 2002                            10.38 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2002.
10.39            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated September 17, 2002                       10.40 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2002.
10.41            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated October 3, 2002                          10.41 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.42            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated October 3, 2002           10.42 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.43            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated October 18, 2002 (including    10.43 to the Form 10-KSB for the year
                 original agreement)                                           ended December 31, 2002.
10.44            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated October 25, 2002          10.44 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.

10.45            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated October 31, 2002          10.45 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.46            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated November 19, 2002                        10.46 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.47            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated November 26, 2002                        10.47 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.48            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated November 27, 2002         10.48 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.49            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated December 4, 2002                         10.49 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.50            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated December 4, 2002          10.50 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.51            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Eugene Rainis dated December 9, 2002                          10.51 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.52            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated December 18, 2002                        10.52 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.53            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated December 19, 2002         10.53 to the Form 10-KSB for the year
                                                                               ended December 31, 2002.
10.54            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated January 9, 2003                          10.54 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.55            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated January 17, 2003               10.55 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.56            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated January 22, 2003                         10.56 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.57            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated February 7, 2003               10.57 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.58            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated February 12, 2003         10.58 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.59            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated February 13, 2003                        10.59 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.60            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Eugene Rainis dated February 27, 2003                         10.60 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.61            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated February 27, 2003         10.61 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.62            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated March 6, 2003             10.62 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.

10.63            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated March 7, 2003                  10.63 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.64            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 George Sterner dated April 1, 2003                            10.64 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.65            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated April 3, 2003             10.65 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.66            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated April 9, 2003                            10.66 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.68            Addendum to Promissory Note dated April 15, 2002 between      Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Robert Baratta                   10.68 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.69            Addendum to Promissory Note dated April 19, 2002 between      Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Michael Cristoforo               10.69 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.70            Addendum to Promissory Note dated April 25, 2002 between      Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire    10.70 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.71            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated May 1, 2003                              10.71 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.72            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated May 7, 2003                    10.72 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.73            Addendum to Promissory Note dated May 8, 2002 between         Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Amclean, Inc.                    10.73 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.74            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Baratta dated May 13, 2003                             10.74 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.75            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated May 13, 2003              10.75 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.76            Extension of Maturity of Note between Eugene C. Rainis and    Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated May 16, 2003                   10.76 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.77            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated May 30, 2003              10.77 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.78            Addendum to Promissory Note dated May 30, 2002 between        Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Dennis and Jacqueline MCGuire    10.78 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.79            Extension of Maturity of Note between Eugene Rainis and       Incorporated by reference to Exhibit
                 Ultrastrip Systems, Inc. dated February 12,2004.              10.79 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.80            Extension of Maturity of Note between Eugene Rainis and       Incorporated by reference to Exhibit
                 Ultrastrip Systems, Inc. dated July 7, 2003.                  10.80 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.85            Exchange Agreement between Kevin Grady and UltraStrip         Incorporated by reference to Exhibit
                 Systems, Inc. date March 10, 2004.                            10.85 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.86            Exchange Agreement between William Hunter and UltraStrip      Incorporated by reference to Exhibit
                 Systems, Inc. date March 12, 2004.                            10.86 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.

10.87            Exclusive Services Contractor Agreement for North America     Incorporated by reference to Exhibit
                 dated November 20, 2003 by and between Shaw-Robotic           10.85 to the Form 8K for the period
                 Environmental Services, LLC and UltraStrip Systems, Inc.      November 20, 2003.
10.88            UltraStrip Systems, Inc.'s 2003 Stock Option Plan for         Incorporated by reference to Exhibit
                 Outside Directors and Advisory Board Members.                 10.88 to the Form 10-KSB for the year
                                                                               ended December 31, 2003.
10.89            UltraStrip Systems, Inc.'s 2003 Equity Incentive Plan.        Incorporated by reference to Exhibit
                                                                               10.89 to the Form 10-KSB for the year
                                                                               ended December 31, 2003.
10.90            Employment Agreement - Stephen R. Johnson - October 3, 2003   Incorporated by reference to Exhibit
                                                                               10.90 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2003.
10.91            Consulting Agreement - Dennis McGuire - October 3, 2003       Incorporated by reference to Exhibit
                                                                               10.91 to the Form 10-QSB for the quarter
                                                                               ended September 30, 2003.
10.92            Extension of Maturity of Note between Eugene Rainis and       Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. dated February 12, 2004.             10.92 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.93            Subscription and Purchase Warrant Agreement between Eugene    Incorporated by reference to Exhibit
                 Rainis and UltraStrip Systems, Inc. dated February 12,        10.93 to the Form 10-QSB for the quarter
                 2004.                                                         ended March 31, 2003.
10.94            Subscription and Purchase Warrant Agreement between Eugene    Incorporated by reference to Exhibit
                 Rainis and UltraStrip Systems, Inc. dated April 15, 2004.     10.94 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2003.
10.95            Exchange Agreement between Ransom Kelley and UltraStrip       Incorporated by reference to Exhibit
                 Systems, Inc. date March 15, 2004.                            10.95 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.96            Exchange Agreement between Lawrence Eng and UltraStrip        Incorporated by reference to Exhibit
                 Systems, Inc. date March 15, 2004.                            10.96 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.97            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Robert Ippolito dated March 5, 2004.                          10.97 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.98            Joint Venture Agreement between UltraStrip Systems, Inc.      Incorporated by reference to Exhibit
                 and four Japanese firms dated April 13, 2004.                 10.98 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.99            Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Michael J. Cristoforo dated May 5, 2004.                      10.99 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.100           Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Plummer Brothers dated May 21, 2004.                          10.100 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.101           Exchange Agreement between Ronald A. Johnson and              Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. date May 27, 2004.                   10.101 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.102           Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Dennis and Jacqueline McGuire dated May 5, 2004.              10.102 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.103           Promissory Note between UltraStrip Systems, Inc. and          Incorporated by reference to Exhibit
                 Vincent Zanfini dated May 28, 2004.                           10.103 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.104           Subscription and Purchase Warrant Agreement between Eugene    Incorporated by reference to Exhibit
                 Rainis and UltraStrip Systems, Inc. dated June 15, 2004.      10.104 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.105           Promissory Note between UltraStrip Systems, Inc. and John     Incorporated by reference to Exhibit
                 S. Poindexter dated July 1, 2004.                             10.105 to the Form 10-QSB for the quarter
                                                                               ended March 31, 2004.
10.106           Compromise and Settlement Agreement between UltraStrip        Incorporated by reference to Exhibit
                 Systems, Inc. and Marvin Engineering/Clean Water              10.106 to the Form 10-QSB for the quarter
                 Technology dated June 29, 2004.                               ended March 31, 2004.
10.107           Development Agreement, Modification No. 7 between             Incorporated by reference to Exhibit
                 UltraStrip Systems, Inc. and Carnegie Mellon dated June       10.107 to the Form 10-QSB for the quarter
                 11, 2004.                                                     ended March 31, 2004.
10.108           Promissory Note between UltraStrip Systems, Inc. and David    Filed herewith.
                 Donn dated September 23, 2004.

10.109           Extension of Maturity of Note between Dennis & Jacqueline     Filed herewith.
                 McGuire and UltraStrip Systems, Inc. dated June 13, 2004.
10.110           Promissory Note between UltraStrip Systems, Inc. and          Filed herewith.
                 Dennis and Jacqueline McGuire dated September 1, 2004.
10.111           Promissory Note between UltraStrip Systems, Inc. and          Filed herewith.
                 Dennis and Jacqueline McGuire dated September 29, 2004.
10.112           Promissory Note between UltraStrip Systems, Inc. John         Filed herewith.
                 Odwazny dated September 16,  2004.
10.113           Promissory Note between UltraStrip Systems, Inc. John         Filed herewith.
                 Odwazny dated July 16, 2004.
10.114           Promissory Note between UltraStrip Systems, Inc. John         Filed herewith.
                 Odwazny dated August 16, 2004.
10.116           Extension of Maturity of Note between Plummer Brothers and    Filed herewith.
                 UltraStrip Systems, Inc. dated July 21,  2004.
10.117           Extension of Maturity of Note between Plummer Brothers and    Filed herewith.
                 UltraStrip Systems, Inc. dated October 21,  2004.
10.118           Promissory Note between UltraStrip Systems, Inc. and Hal      Filed herewith.
                 and Shari Tobias dated August 3, 2004.
10.119           Extension of Maturity of Note between Vincent Zanfini and     Filed herewith.
                 UltraStrip Systems, Inc. dated August 28,  2004.
31.1             1350 Certification of Stephen R. Johnson.                     Filed herewith.
31.2             1350 Certification of Michael R. Donn, Sr.                    Filed herewith.
32               Rule 13a-14(a)  / 15d-14(a) Certifications.                   Filed herewith.

(B) REPORTS ON FORM 8-K. One report was filed on Form 8-K during the three months ended September 30, 2004. On July 14, 2004, the Company filed a Form 8-K announcing James C. "Jim" Rushing, III as UltraStrip Systems, Inc. new Chairman of the Board and announcing the resignation of Board member Eugene C. Rainis.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UltraStrip Systems, Inc.

November 15, 2004                      /s/ Stephen R. Johnson
                                       --------------------------------------
                                       Stephen R. Johnson
                                       President and Chief Executive Officer



November 15, 2004                      /s/  Michael R. Donn, Sr.
                                       --------------------------------------
                                       Michael R. Donn, Sr.
                                       Senior Vice President of Operations
                                       Corporate Treasurer