Form 10KSB
period 2004-12-31
ULTRASTRIP SYSTEMS INC
filed 2005-04-15
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

                        Commission file number 000-25663
                                               ---------


                            ULTRASTRIP Systems, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


            Florida                                        65-0841549
 -------------------------------                       ------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                 3515 S.E. Lionel Terrace, Stuart, Florida 34997
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number    (772) 287-4846
                          -----------------


Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $2,063,954.

The aggregate market value of the voting and nonvoting common equity of the issuer held by non-affiliates was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,871,113 shares of Common Stock, $0.01 par value, as of April 12, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders (the "Proxy Statement") to be filed within 120 days after the registrant's fiscal year ended on December 31, 2004 are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Form (check one):

Yes [ ]   No  [X]

                            ULTRASTRIP SYSTEMS, INC.

                                DECEMBER 31, 2004



                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
Item 1.    Description of Business..........................................  1
Item 2.    Description of Property..........................................  9
Item 3.    Legal Proceedings................................................  9
Item 4.    Submission of Matters to a Vote of Security Holders.............. 10

                                  PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......... 10
Item 6.    Management's Discussion and Analysis or Plan of Operation........ 11
Item 7.    Financial Statements............................................. 24
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 24
Item 8a.   Controls and Procedures.......................................... 24
Item 8b.   Other Information................................................ 24

                                 PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................ 25
Item 10.   Executive Compensation........................................... 25
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters....................... 25
Item 12.   Certain Relationships and Related Transactions................... 25
Item 13.   Exhibits......................................................... 25
Item 14.   Principal Accountant's  Fees and Services........................ 27

                                     PART I
                                     ------


ITEM 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Incorporated in April 1998, UltraStrip Systems, Inc. (the "Company" or "UltraStrip") is a water engineering and industrial automation company specializing in water filtration and industrial coating removal using proprietary technologies it has developed. The Company's objective is to enter new markets with innovative and transformational technologies that protect the environment, while enhancing the quality of life throughout the world. Demonstrating its commitment to protecting the environment, the Company has agreed to pay 2% of its revenues to Jean-Michel Cousteau's Ocean Futures Society to support and protect the world's oceans and estuary systems.

The Company's initial mission was to develop an automated ultra high pressure ("UHP") coating removal system for the marine industry to replace the environmentally harmful grit blasting process. Grit blasting a single ocean liner leaves behind two million pounds of hazardous, poisonous contaminated paint and industrial waste that must be taken to a landfill for disposal. This hazardous waste could eventually contaminate the sources of our drinking water. Equally harmful, grit blasting generates plumes of extremely fine - and hazardous - dust particles that cause work-related health problems and are carried by trade winds, ultimately damaging the world's reef and estuary ecological systems.

The Company successfully commercialized its first mission with its automated UHP coating removal system, the M3500. This titanium and aluminum robot attaches to the surface of a ship using a patented air gap magnetic array and is controlled and monitored via a remote operator. The paint removal process, performed by the automated water-jetting system, is accomplished through an ultra-high pressure pump, which provides water to the robot at working pressures up to 50,000 pounds per square inch. Simultaneously, a vacuum filtration system captures the removed paint chips and water, separates the particles from the wastewater, and then captures the waste component, while the used water can be released to standard water treatment facilities in a "zero discharge" system. The minimal waste that remains is then deposited into sealed drums for environmentally safe disposal.

The Company believes that its patented, proprietary system offers benefits over existing coating removal methods, including increased efficiency and speed, as well as facilitating environmental compliance by the Company's customers. To date, seven systems have been sold and are in use in shipyards in the United States and elsewhere. Through joint venture agreements now in negotiation, the Company expects to sell additional systems in 2005 for use in shipyards in Japan and Europe. Management believes that the International Maritime Organization's passage of the January 1, 2003 ban on the application of organo-tin based antifouling coatings and the January 1, 2008 ban on the existence of organo-tin based coatings on ship's hulls should lead over time to increased sales and usage of the Company's M3500 system.

More importantly, a byproduct of the M3500 was our development of a state-of-the-art filtration system originally used to recycle the water back into the robot. To avoid damaging the ultra-high pressure water jets, the water filtration system needed to remove even microscopic particles. Given its unique filtering capabilities, management hypothesized that this system could be used as a mobile emergency filtration system to respond to natural disasters, toxic contamination and potential terrorist attacks on water supplies. To test its limits, UltraStrip put its filtration system through the rigorous process of having it verified by NSF International (the company that manages the Water Quality Protection Center under the U.S. Environmental Protection Agency's

Environmental Technology Verification program). The system passed a series of tests and the Company received verification on what we call our Mobile Emergency Filtration System ("MEFS") in March 2004.

With this verification in hand, the Company's management team embarked on a new mission to protect the world's water supply and provide clean drinking in emergency situations.

BUSINESS STRATEGY

The Company's proprietary technologies are subject to patents and patents pending owned by the Company and have a wide variety of applications. The Company's strategy is to internally develop and patent innovative and transformational products using high pressure water technology, test these products in the marketplace, outsource the manufacturing of the products by partnering with highly respected industrial equipment manufacturers and market and distribute the Company's products through exclusive licensing agreements with larger scale, well financed industrial services companies.

In October 2001, the Company received its ISO 9001:2000 certification for its quality management system. The Company is committed to consistently providing quality services that meet or exceed customer expectations, as well as continually reassessing its internal processes and procedures in order to maintain its status as an ISO 9001certified company.

PRINCIPAL PRODUCTS AND MARKETS

The Company has developed internally and with the assistance of the National Robotics Engineering Consortium associated with Carnegie Mellon University, innovative and transformational products using high pressure water technology, tested these products under maritime and industrial conditions, outsourced the manufacturing of the products such as the M3500 system and the MEFS to industrial equipment manufacturers, and marketed and distributed products directly or through licensing agreements or joint venture arrangements.

The principal products and related technologies developed to date include the new MEFS and the M3500 system and related products for the maritime industry. In addition, research and development is continuing to develop a commercial prototype 3-D Stripping system for the automotive industry.

MOBILE EMERGENCY FILTRATION SYSTEM
----------------------------------
UltraStrip's self contained MEFS is housed in a 40 foot Lloyd's Register certified container and is capable of using the following six stage filtering process to produce 60,000 gallons of high quality water per day:

     o Chlorine Removal System-removes high levels of chlorine;
     o Centrifugal Separation-separates fragments and particles;
     o Media Filtration-removes particles to 5 microns;
     o Activated Carbon Filtration-removes Tributyltin and organic pesticides;
     o Ultra Filtration-removes particles that range in size from 0.003 to .02 microns;
     o Reverse Osmosis Filtration-removes molecules, which range in size from 0.01 to .002 microns.

Its recent verification by NSF International (the company that manages the Water Quality Protection Center under the U.S. Environmental Protection Agency's Environmental Technology Verification program), paves the way for UltraStrip to establish a worldwide program for potable water supply and decontamination. The Company is currently in position to supply the equipment and training necessary to be prepared for natural disasters, terrorism threats, and to supply backup emergency potable water. UltraStrip's filtration equipment is rugged, mobile and capable of producing 60,000 gallons of potable water per day making it ideally suited for numerous applications including:

     o Emergency Response;
     o Clean Water for Developing Regions; and
     o Remediation and Temporary/Backup Water Supply.

The Company's strategy for commercialization of this system is set forth under "Sales and Marketing." No systems have been sold to date. UltraStrip has two patents pending on the MEFS as described under "Research and Development and Patents."

M3500 AUTOMATED UHP COATING REMOVAL SYSTEM
------------------------------------------
The M3500 Automated UHP Coating Removal system is designed to strip coatings from the hulls of ships in dry dock and from the exterior surfaces of aboveground storage tanks. The titanium and aluminum robot attaches to the surface using a patented air gap magnetic array and is controlled and monitored via a remote operator. The paint removal process, performed by the automated water-jetting system, is accomplished through an ultra-high pressure pump, which provides water to the robot at working pressures up to 50,000 pounds per square inch. Simultaneously, a vacuum filtration system captures the removed paint chips and water, separates the particles from the wastewater, and then captures the waste component, while the used water can be released to standard water treatment facilities in a "zero discharge" system. The minimal waste that remains is then deposited into sealed drums for environmentally safe disposal.

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

The M3500 is the fastest UHP coating removal system available in the world addressing the multi-billion dollar coating removal on the worldwide fleet of 90,000 ships, according to Lloyd's Register of Shipping. It is capable of stripping coatings at 500 to 3,000 square feet per hour, while selectively removing only the top layer or every layer of paint. This technology also allows the shipyard to perform multiple tasks simultaneously getting the ship back out to sea and generating money for the ship owner much quicker than with conventional stripping methods, such as grit blasting. In addition, the UHP coating removal provides a superior painting surface increasing coating adhesion, minimizing corrosion and reducing hull drag. Because of these factors, Carnival Corporation has specified that all coating removal on its fleet be performed using UltraStrip's equipment whenever possible. There are currently seven UltraStrip robotic systems that have been sold and are in use by our customers.

Building off this platform, the Company is pursuing the development of UltraStrip's other patented and technologies in its proprietary coating removal portfolio including:

Above Ground Storage Tanks
--------------------------
Above ground storage tanks are used for storage of liquid materials such as petroleum and refinery by-products, chemicals, pulp and paper, municipal water, vegetable and mineral oils, and other process liquids. The American Petroleum Institute estimates that there are over 700,000 tanks owned by petroleum companies in the United States alone.

3-Dimensional Scanning and Stripping Booth
------------------------------------------
Through its work with the National Robotics Engineering Consortium, the Company has developed a method to strip automobiles, aerospace components and military rolling stock, such as Jeeps, trucks, power units, and artillery using ultra-high-pressure water blasting and robotic automation. This patented technology includes a 3-D imaging scanner capable of mapping the various contours of the object to be stripped. Once the 3-D object has been scanned by the patented imaging system, an automated robotic arm water-jets coatings from designated areas to be stripped. The robotic arm can strip selected areas of an object without affecting adjacent coats. Pressures can be adjusted to strip the entire coating down to the steel surface, or just a single coating, without removing subsequent base coatings.

In 2003, UltraStrip was awarded additional patent coverage on its automated three-dimensional stripping and scanning technology. The Company owns the exclusive rights to the automated stripping and scanning of any three-dimensional object using ultra-high-pressure water. UltraStrip is in the late stages of developing an automated three-dimensional auto scanning and stripping booth. The Company believes this technology will be useful to the paint and body repair industry by providing an efficient and environmentally friendly method for removing paint from automobiles. In addition to the benefits for the automotive painting and repair industry, this technology also provides significant opportunities to the insurance industry. As part of the automated stripping process, the booth generates a three-dimensional digital scan of the vehicle. These scans cover the entire automobile. Before and after scans of damaged vehicles can be used by insurance companies to help protect against fraudulent claims. The market for UltraStrip's automated three dimensional stripping and scanning technology can be applied to numerous industries including:

     o Automobile paint and body repair;
     o Military vehicle preparation and painting;
     o Machined parts de-burring, cleaning and painting;
     o Small aircraft; and
     o Recreational boats.

REPLACEMENT PARTS
-----------------

UltraStrip's ultra-high pressure water equipment contains numerous consumable "wear" items whose required replacement is expected to provide recurring revenue streams to the Company. The highest volume replacement parts include the Company's proprietary "UltraJet" water jet nozzles. These nozzles have demonstrated production rates up to 100% higher than competing nozzles and can be sold to coating removal companies using competing equipment. The Company has obtained patent protection for its "UltraJet" nozzle.

SALES AND MARKETING

UltraStrip is pursuing a three-pronged business strategy over the next 12 months focused on (1) developing and demonstrating the feasibility of the MEFS and related marketing strategies, (2) the continued sale and marketing, directly and through joint venture arrangements, of the M3500 system and related products for the maritime industry, and (3) if funds are available, developing and commercializing the 3-Dimmensional auto stripping technology and products, with strategic or financial partners and by beginning commercialization of it.

MOBILE EMERGENCY FILTRATION SYSTEM
----------------------------------

         Emergency Response -Natural Disaster
         ------------------------------------

Unfortunately, the Company's case for the global need for its mobile emergency water system was proven with the recent tsunami. In an effort to rapidly provide clean water to the suffering people in Indonesia, Sri Lanka, and nearby regions, UltraStrip has joined forces with Jean-Michel Cousteau and the Ocean Futures Society as a founding sponsor of the "Water Culture Network" program. By combining the Company's verified mobile filtration system with Mr. Cousteau's philanthropic commitment and international reputation, the Water Culture Network hopes to send 100 systems capable of producing 6,000,000 gallons of water each day to this devastated area. Since the average person requires 6.6 gallons of water per day (1.5 gallons just to survive), these systems would help nearly a million people. The systems would be allocated based on urgency.

Mr. Cousteau has organized Water Culture Network as a nonprofit organization that will provide funds and water and water purification equipment to the tsunami relief areas in cooperation with other non-governmental organizations. Water Culture Network and UltraStrip are soliciting charitable contributions for Water Culture Network. We expect that some of the funds will be used to purchase the Company's MEFSs and delivering them to these needy countries.

Considering water is the most basic requirement to sustain life and 1.2 billion people in the world do not have access to safe drinking water, it is necessary to allocate a meaningful portion of the estimated $212 billion dollars contributed to charities to this worthy cause. It has been estimated that a child dies every 15 seconds from dehydration or disease from drinking contaminated water. For every $1,000,000 donation Water Culture Network will provide one system capable of producing 60,000 gallons of water per day and the crew and supplies to operate the equipment for six months.

Furthermore, in the spirit of the old saying, "Give a man a fish and feed him for a day, but teach a man to fish and feed him for life" the program will strive to provide a permanent source of water through education and equipment.

The Company plans to donate the initial MEFS to the Water Culture Network and is assisting the Water Culture Network to recruit four additional founders to each contribute at least $1 million.


         Emergency Response - Terrorist Attack
         -------------------------------------

UltraStrip's MEFS is positioned to become the heart of a comprehensive, national mobile emergency response plan to remediate water contaminated as the result of a terrorist attack or natural disaster. With the Environmental Protection Agency verification in hand, UltraStrip has applied for a patent for a national mobile emergency response program to secure the Community Water Systems which supply water throughout the United States. Furthermore, the program enables the municipalities responsible for 8,552 Community Water Systems supplying water to the approximately 247 million people relying on water from Community Water Systems, according to EPA data, to comply with the Bioterrorism Act of 2002. Under this Act, every municipality responsible for Community Water Systems that supply water to over 3,300 people is required to conduct vulnerability assessment certified by EPA and prepare an emergency response plan for a terrorist attack. It is also required by the Act that the plan include a process to remediate the contaminated water created in an event. UltraStrip's MEFS is the only system verified by the EPA as a means to address this requirement.

UltraStrip's business strategy is to license Local Response Centers supplied with the MEFSs to respond to terrorist attack on American water systems. Local Response Centers could provide:

     o an inventory of filtration systems;
     o a trained staff of operators;
     o a 24-hour delivery capability; Internet based monitoring and dispatch;
     o emergency planning integration services; and
     o participation in emergency response drills.

Funding for the expenses of these Local Response Centers could be provided by state governments or local water authority districts on a per capita basis for pennies per month.

To advance this aspect of its new business strategy, the Company has recently appointed Mr. Thomas Von Essen to its Board of Advisors. Mr. Von Essen stated:
"Protection of our water systems from terrorist attack is vital to America's security. I look forward to working with UltraStrip in the future as we work to ensure the safety of our water supplies." Mr. Von Essen, former City of New York Fire Commissioner, is currently a Senior Vice President of Giuliani Partners, LLC and is the author of "Strong of Heart", a personal account of his celebrated 31-year career in the Fire Department of New York.

M3500 AUTOMATED UHP COATING REMOVAL SYSTEM
------------------------------------------
The Company believes that this is a transformational technology, capable of becoming the primary method for coating and fouling removal from large steel surfaces worldwide. UltraStrip's business strategy is to form joint ventures with strategic partners worldwide providing ongoing revenue streams from equipment sales, replacement part sales and royalties.

Initially, in 2003, the Company entered into an exclusive licensing agreement for the United States with Shaw Robotic Environmental Services. Under that agreement, UltraStrip sold four M3500 systems to Shaw. Additionally, UltraStrip received royalties from Shaw's usage of the systems. Shaw did not exercise its option to renew the agreement which expired in November 2004. As stated above, Carnival Corp., a major cruise line, has specified the use of the M3500 system. We expect that once we obtain a new United States joint venture partner, we will again receive royalties from Carnival's use of our systems.

Meanwhile, the Company is using its Board of Directors and Advisory Board as well as numerous industry contacts to establish a new joint venture or licensing arrangement with a U. S. firm with interests in military and commercial ship repair contracting and the above ground storage tank market. It is estimated that there are 150,000 storage tanks in the U. S. of the targeted size for our equipment.

Currently UltraStrip has formed a joint venture called UltraStrip Japan, Ltd. with five Japanese companies. UltraStrip owns 49.9% of the joint venture with Kamimura International Assoc., Ihara Company, Ltd, Kyokuto Boeki Kaisha, Ltd, Chiba Marine Yokohoma Company Ltd, and Shuwa kaiun Kaisha, Ltd. each owning equal amounts of the remaining 50.1%. The joint venture has leased the first M3500 system from a limited liability company which in turn is purchasing the system from UltraStrip to start contracting operations in Japan in May 2005. Under the joint venture, one of UltraStrip's partners will solicit business and provide coating removal services in Japanese shipyards and from owners of above ground tank facilities. For further information concerning this transaction, see

Item 6. "Management's Discussion and Analysis or Plan of Operations - Off Balance Arrangements." UltraStrip is in the final stages of establishing a similar joint venture with a company in the United Kingdom to start contracting operations in Portugal later this year.

3-DIMENSIONAL SCANNING AND STRIPPING BOOTH
------------------------------------------

This patented technology will be marketed to automobile repair shops, car dealerships, and insurance companies dealing in car repairs. In addition to the benefits for the automotive industry, this technology also provides significant opportunities to the insurance industry. The Company is presently focused on the automotive opportunities and is targeting the estimated 25,897 new car dealerships and 4,240 out of the estimated 33,144 paint or body repair shops in the United States with revenues in excess of $1,000,000. This initial target was established because these companies have the ability and willingness to purchase this type of equipment.

UltraStrip has also identified the following industries as future markets for their 3-Dimensional scanning and stripping product: military vehicle preparation and painting; machined parts de-burring, cleaning and painting; aircraft; and recreational boats.

COMPETITION

UltraStrip competes with a number of companies including those with substantially greater financial resources and international reputations. These factors give our competitors an important marketing edge.

MOBILE EMERGENCY FILTRATION SYSTEM
----------------------------------
UltraStrip's MEFS is the only product verified by the U. S. Environmental Protection Agency (EPA) to remediate water contaminated by a bioterrorism attack or natural disaster and is a self-contained water filtration unit. Companies, without the EPA verification, that manufacture and market self-contained water filtration units include:

     o GE Infrastructure, Water & Process Technologies;
     o ITT Industries; and
     o USFilter, a Siemens company.

M3500 AUTOMATED UHP COATING REMOVAL SYSTEM
------------------------------------------
Coatings removal within the ship maintenance and repair market and the aboveground storage tank maintenance market is highly competitive. Significant competitive factors include the price of coatings removal equipment compared to contract services or other service arrangements, the cost-effectiveness of existing coatings removal methods, equipment performance, customer support, financial viability of the vendor and environmental/regulatory compliance.

The Company's automated water-jetting system also faces competition from established companies, which are both larger and have greater financial and other resources than the Company. The companies that manufacture and market semi-automated technologies include:

     o Flow International Corporation;
     o Hammelmann;
     o Jet Edge, a division of TC/America Monorail, Inc; and
     o NLB Corporation.


RESEARCH AND DEVELOPMENT AND PATENTS

The Company is currently testing existing products for improvements and new products for future markets at its facility in Stuart, Florida. During 2004 and 2003, the Company incurred costs of $80,064 and $755,748, respectively, for research and development activities.

UltraStrip enjoys significant barriers to entry from its proprietary technologies and broad patents. The Company has been assigned the following patents and has numerous products with "patent pending" status:

MOBILE EMERGENCY FILTRATION SYSTEM
----------------------------------
-U.S. Patent Pending - Mobile Emergency Filtration System for Homeland Security and other applications;
-U.S. Patent Pending - Business Model to provide response and training to public and private suppliers of water resources in the event of a terror or natural event that contaminates a water supply.

M3500 AUTOMATED UHP COATING REMOVAL SYSTEM
------------------------------------------
-U.S. Patent 5,628,271 - Apparatus & method for removing coatings from the hulls of vessels using ultrahigh pressure water - dated May 13, 1997;
-U.S. Patent 5,849,099 - Expansion of a previous patent for an apparatus & method for removing coatings from the hulls of vessels using ultra-high-pressure water - dated December 15, 1998;
-U.S. Patent 6,425,340 - Further expansion of patents for an apparatus & method for removing coatings from the hulls of vessels using ultra-high-pressure water
- dated July 30, 2002;
-U.S. Patent 6,564,815 - A mobile robot for cleaning, stripping, reconditioning, or refurbishing, a coating on a metal work piece has a remote controlled power module for locomotion and working head for removing coating and utilizing an air gap magnetic system for adhesion - dated June 2003;
-U.S. Patent 6,595,152 - Further expansion of patents for an apparatus & method for removing coatings from the hulls of vessels using ultra-high-pressure water including both magnetic and vacuum adhesion retroactive to 1995 - dated July 22, 2003;
-U.S. Patent 6,604,696 - Ultra-high-pressure water jet ring with angled nozzles and a conical dispersion pattern capable of operating at 60,000 psi covering a swath of up to six inches - dated August 12, 2003.

3-DIMENSIONAL SCANNING AND STRIPPING BOOTH
------------------------------------------
U.S. Patent 6,287,389 - Method of robotic automobile paint stripping - dated September 11, 2001.

MANUFACTURING

The Company currently out-sources the manufacturing of all of the systems' components to major industry suppliers. The Company has also identified back-up vendors for all critical components and expects to retain sufficient inventory of all highly specialized components. The Company assembles and performs final product testing and failure analysis on all assembled systems at its Stuart, FL facility. After assembly, the systems are shipped to its customers. The Company currently estimates that it needs 60 to 90 days to complete the manufacture, assembly, and testing of each system; however, multiple systems can be produced at the same time.

ENVIRONMENTAL REGULATION

The Company does not currently own or operate any manufacturing, operating, or shipbuilding or repair facilities. The Company is not licensed to store or transport any hazardous waste. When performing contract services for a customer, the Company ensures that the burden of disposal of all hazardous paint residues remains the responsibility of the customer. When selling or leasing its equipment to a customer, the Company assumes no liability for compliance with applicable environmental regulations. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

EMPLOYEES

As of the date of this Report, the Company employed 14 full-time employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company leases 14,700 square feet of space in Stuart, Florida comprised of two buildings with leases expiring on September 30, 2005 and August 31, 2006. The monthly rent for the space is $10,653. One building contains sales and corporate administrative offices, customer support, product engineering, warehouse storage space and serves as the Company's central headquarters. The second building contains space for the Company's assembly operations and testing facility. The properties are in good condition. If the leases are not renewed, the Company does not anticipate locating a comparable facility nearby.

ITEM 3.  LEGAL PROCEEDINGS

On December 21, 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a Warrant to purchase 1,653,800 shares of the Company's Common Stock for $0.625 per share obtained by Mirkin & Woolf, P.A. in April 1998 was void. On November 11, 2004, the Company and defendant entered into a Settlement Agreement and Mutual Release whereas the Company agreed to pay Mirkin & Woolf $50,000 and issue a Warrant to purchase 225,000 shares of the Company's Common Stock for $1.00 per share, exercisable for five years. The April 3, 1998 Warrant was cancelled. The Company paid $26,500 in 2004, with the remaining balance to be paid in 2005.

In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The Company settled this action in 2004 for $40,000. MEC/CWT picked up the disputed equipment during 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the year ended December 31, 2004 through the solicitation of proxies or otherwise.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

GENERAL

There is no established public trading market for the Company's Common Stock. We have been and continue to be engaged in discussions with broker-dealers with respect to initiating a trading market for our Common Stock. One firm has orally agreed to file the necessary application with the National Association of Securities Dealers, Inc., although we are continuing our discussions with one other firm. The NASD has considerable discretion in reviewing the application and will not permit trading to commence until its concerns are satisfied. Typically it sends comment letters to companies requesting detailed answers to questions. We do not expect trading to start until this Summer and can not predict the price level of initial sales or whether such level will be sustained.

The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. As of March 31, 2005, the Company had 1827 record holders of its Common Stock.

SALES OF UNREGISTERED SECURITIES

Described below are the securities sold by the Company during the past three years without registering the securities under the Securities Act of 1933 (the "Securities Act") and which were not previously disclosed in a report on Form 10-KSB or Form 10-QSB. The Company believes that the sales of such securities under such circumstances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Rule 506 thereunder as nonpublic offerings.

During the year ended December 31, 2004, existing Company debt holders exchanged $3,644,906 of debt and accrued expenses for 3,510,274 shares of the Company's Common Stock, and the Company issued 25,000 shares of Common Stock for $25,000.

During the year ended December 31, 2004, the Company sold five-year Warrants to purchase 509,500 shares of the Company's Common Stock for $509,500.

During the year ended December 31, 2004, the Company sold $2,435,000 of Convertible Notes convertible into Common Stock at $1.00 per share and issued the holders as additional consideration five-year Warrants to acquire 4,870,000 shares of Common Stock. The Company received $1,235,000 of cash and exchanged $1,200,000 of prior debt. One-half of the warrants are exercisable at $1.00 and the other half at $1.25 per share. On November 11, 2004, the Company issued Warrants to acquire 225,000 shares of Common Stock to a third party in settlement of a lawsuit. The Warrants are exercisable at $1.00 per share over a five-year term.

On March 15, 2004, the due date for a $1,000,000 Note was extended until June 15, 2004 in exchange for the granting of 97,500 Warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $117,683 was amortized to interest expense over the term of the extension. On June 15, 2004, the due date for the $1,000,000 Note was extended until September 14, 2004 in exchange for the granting of 97,500 additional Warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. On September 14, 2004, due date for this note payable the Company and lender entered into negotiations as to terms of renewal. At present, renewal terms have not been finalized.


On March 15, 2004, the due date for a $125,000 Note was extended until June 15, 2004 in exchange for granting of 20,001 Warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $17,913 was amortized to interest expense over the term of the extension. On June 15, 2004, the due date for the $125,000 Note was extended until September 14, 2004 in exchange for granting of 20,001 additional Warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. On September 14, 2004, due date for this note payable the Company and lender entered into negotiations as to terms of renewal. At present, renewal terms have not been finalized.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

UltraStrip is a water engineering and industrial automation company specializing in water filtration and industrial coating removal. The Company's objective is to enter new markets with innovative and transformational technologies that protect the environment, while enhancing quality of life throughout the world. These technologies are owned and patented by the Company and have a wide variety of applications. The Company's strategy is to internally develop and patent innovative and transformational products using high pressure water technology, test these products in the marketplace, outsource the manufacturing of the products by employing highly respected industrial equipment manufacturers and market and distribute their products through exclusive licensing agreements with larger scale, well financed industrial services companies.

To date, all of the Company's revenue has been generated from the sale of its M3500 coating removal systems, related spare parts and related contract services of the M3500 systems which are used in the removal of paint from large commercial marine vessels. During 2004, 99.6% of revenue came from sales of the M3500 and spare parts to one customer which had an exclusive agreement with the Company, which agreement has expired. The Company does not anticipate receiving material revenue from this customer in 2005. In 2005, the Company expects to continue to generate revenue from the M3500 and commercialize its water filtration system in conjunction with the Water Culture Network by providing its system to third world countries which badly need pure water in order to save lives.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC's financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company's financial condition. The three accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company's results of operations and financial condition.

REVENUE RECOGNITION
Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable and any future obligations of the Company are insignificant. Revenue from water jetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company uses its judgment in assessing when revenue is realizable and earned, and records revenue based on the specific provisions of its contracts with third parties and its assessment of when collection is probable.

DETERMINATION OF THE ESTIMATED MARKET VALUE OF THE COMPANY'S COMMON STOCK The Company's Common Stock is not listed on any national securities exchange or established trading market, and therefore there is no easily determined market value for the shares. As a result, our management makes an estimate as to fair market value. The Company calculates the weighted average price per share using primary sales of Common Stock during each reporting period. This average is then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options. As a result, estimates are made as to the market value of the Company's Common Stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provides the most objective basis for assessing the market value of its Common Stock and provides for consistency among reporting periods.

USEFUL LIVES AND IMPAIRMENT OF MACHINERY AND EQUIPMENT AND PATENTS
The Company capitalizes as machinery and equipment its automated water-jetting systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of its robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the Company's systems may individually have longer useful lives than the Company's estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic vehicle and the configuration of the entire system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its M3500 and the MEFS.

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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the year ended December 31, 2004 the Company did not have any impairment write offs. During the year ended December 31, 2003, the Company recorded an equipment impairment charge of $627,493, resulting from technological changes in product design.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUES
--------
Revenue was $2,063,954 for the year ended December 31, 2004, as compared to $2,292,255 for the year ended December 31, 2003. 99.6% of 2004 revenue came from one customer, Shaw-Robotics from whom we do not expect any further revenue. As a result of Shaw-Robotics contract's initial one-year term expiring on November 12, 2004, the Company is free to negotiate with other service providers or engage in direct sales or contracting services in order to continue the development of the North American market for its M3500 Robotic System. Equipment sales of $1,750,000 and parts sales of $264,605 in 2004 compared to equipment sales of $1,625,017 and part sales of $10,366 in 2003 resulted in a $379,222 increase in equipment and parts revenue in 2004. This $379,222 increase in equipment and parts revenue in 2004 was offset by $0 contract service revenue in 2004 compared to $635,368 contract service revenue in 2003. Lack of contract service revenue resulted in an overall 10% decrease in revenue for 2004.

COST OF REVENUE
---------------
Cost of revenue was $1,103,933 for the year ended December 31, 2004 as compared to $910,040 for the year ended December 31, 2003, an increase of 21%. This was largely due to new equipment being sold in 2004 compared to 2003 sales that were from existing depreciated equipment, which improved margins on equipment sales in 2003. In addition, 2004 cost of revenue suffered some pricing increase due to the weak dollar against the Euro.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Selling, general and administrative expenses (excluding other income/expense from operations) decreased to $2,540,052 for the year ended December 31, 2004 compared to $4,001,778 for the year ended December 31, 2003, a decrease of 37%. The decrease is a result of the Company's planned reduction initiatives for discretionary expenses, which are described below.

Salaries and wages, including employee benefits, payroll taxes, and payroll administration expenses, were $1,083,877 for the year ended December 31, 2004 compared to $1,104,373 for the year ended December 31, 2003. The Company achieved a decrease in salary expense while increasing Company personnel by two salaried employees. This decrease is attributable to reductions in executive salaries. Effective in 2005, the reductions were eliminated, we increased salaries of two executive officers and we added a chief financial officer. Accordingly, 2005 salaries and wages will be higher.

Professional fees decreased to $311,692 in 2004 from $340,916 in 2003. The decrease is attributable to less usage of professional services and more efficient use of legal services in the preparation and filing of numerous SEC documents in 2004. In addition, $209,385 of accrued legal expense was removed from the Balance Sheet due to all outstanding litigation being settled in 2004 for less than managements' original estimate.

Research and development decreased to $80,064 in 2004 from $755,748 in 2003 as the Company was focused on commercialization of previously developed products. Research and development in 2004 was focused on the MEFS.

Advertising, conferences and seminars, depreciation, dues and subscriptions, licenses and permits, meals, office expenses, printing and reproduction, public relations, quality assurance, rent, repairs and maintenance, travel and vehicle expenses decreased in aggregate to $988,074 in 2004 from $1,324,085 in 2003, a 25% decrease. Bank charges, commissions, donations, insurance, marketing, postage and delivery, taxes and utilities increased to $630,835 in 2004 from $476,657 in 2003, a 32% increase.


OTHER (INCOME) AND EXPENSES FROM OPERATIONS
-------------------------------------------

NON-CASH COMPENSATION EXPENSE
-----------------------------
Non-cash compensation expense was $21,138 for the year ended December 31, 2004 compared to $1,310,104 for the year ended December 31, 2003. The 2004 non-cash compensation expense was attributed to the expensing of stock options granted to four service providers in 2001. These options vested 33% on the first, second and third anniversary of grant date. The 2003 non-cash compensation expense includes the expense for the aforementioned stock options granted in 2001 which vested in 2003. In addition, the 2003 non-cash compensation expense includes 3,000,000 stock options granted to a consultant. The options fully vested as of the grant date and survive the termination of the Consultant Agreement. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued.

GAIN ON SALE OF ASSETS
----------------------
Gain on sale of assets was $0 in 2004 compared to $62,994 in 2003. The 2003 gain on sale of assets was attributed to the sale of two Company vehicles.

LOSS FROM IMPAIRMENT OF ASSETS
------------------------------
In 2004, we did not record any loss from impairment of any assets, compared to 2003 when we recognized an $627,493 loss from the impairment of equipment. The 2003 loss on equipment impairment resulted from technological changes in product design.

LOSS FROM OPERATIONS
--------------------
The Company continues to incur losses from its operations. Loss from operations for the year ended December 31, 2004 decreased to $1,601,169 from $4,494,166 for year ended December 31, 2003, a 64% decrease. This decrease in our loss from operations was primarily due to the Company's planned reduction initiatives for discretionary expenses, in addition to recording only minimal non-cash compensation expense and no loss on equipment impairment in 2004. The 2003 non-cash compensation expense was $1,310,104 and the loss on equipment impairment was $627,493, both of which were offset by a gain on sale of assets of $62,994.

OTHER EXPENSE
-------------
Other expense for the year ended December 31, 2004 was $952,952, compared to $827,522 for the year ended December 31, 2003, a 15% increase. Other expense is primarily comprised of interest expense. The increase in this expense is due to the Company's bridge financing.

PROVISION FOR INCOME TAXES
--------------------------
No provision for income taxes was necessary in 2004 and 2003 due to the loss reported for such years. Further, given the uncertainties as to realization, the net deferred net tax assets have been fully reserved.

NET LOSS
--------
Net loss was $2,554,121 for the year ended December 31, 2004, compared to $5,321,688 for the year ended December 31, 2003, a 52% decrease.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred stock dividends were $368,500 for the years ended December 31, 2004 and 2003. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $2,922,621 for year ended December 31, 2004 compared to $5,690,188 for the year ended December 31, 2003. Basic and diluted loss per common share was $.07 and $0.13 in 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and remains dependent on outside sources of funding to continue its operations.

Since inception, the Company has relied principally upon the proceeds of private equity financings and loans to fund its working capital requirements and capital expenditures. The Company's net cash used in operating activities for the year ended December 31, 2004 was $2,336,970 compared to $1,666,674 for the year ended December 31, 2003, a 40% increase. This was primarily due to the sale of new equipment in 2004 compared to the sale of used equipment in 2003, in addition to a decrease in accounts payable and accrued liabilities.

There was $82,724 net cash used by investing activities for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. Net cash used by investing activities in 2004 was due to $32,724 invested in property and equipment and $50,000 invested in the Japanese Joint Venture.

The Company's net cash provided by financing activities amounted to $2,419,682 for the year ended December 31, 2004, as compared to $1,795,607 for the prior year. Net cash provided by financing activities in 2004 was generated from proceeds received from the issuance of warrants and the issuance of notes payable.

The Company lacks assured available financial resources to meet its December 31, 2004 working capital deficit of $3,899,688 and future operating costs. In November 2004, the Company launched a $5 million bridge offering of Convertible Notes and Warrants. The securities are offered in Units of $100,000 Convertible Notes, convertible 100,000 five-year Warrants exercisable at $1.00 per share into Common Stock at $1.00 per share and 100,000 five-year Warrants exercisable at $1.00 per share into Common Stock at $1.25 per share. Since that date through April 14th, we have sold $4,436,500 of Units including $3,236,500 for cash and the balance through the conversion of outstanding debt. Of this amount, we issued $2,001,500 in 2005 for cash. We have expanded our $5 million bridge offering to $8 million. Due to a scrivener's error, our bridge loan Notes were sold under a written offering document which described the Notes as due in November 2005 rather than in one year. Approximately $ 660,000 of these Notes have not been converted. Additionally, we have $1,145,000 million of debt which is past due. There can be no assurances we will be successful in reaching accommodations with our creditors. If we are successful in reaching agreements with our creditors, we estimate we will need to raise an additional $3.8 million to sustain our operations over the next 12 months.

On November 12, 2003 the Company entered into an Exclusive Service Contracting Agreement with Shaw-Robotic. This contract contains minimum purchases of the Company's equipment of four systems, an obligation to pay UltraStrip a 5% royalty on gross sales and exclusive purchase of spare parts and services. This one-year agreement had six one-year options. Shaw-Robotic did not renew the Exclusive Service Contracting Agreement on November 12, 2004. The Company is now free to negotiate with other service providers or engage in direct sales or contracting services in order to continue the development of the North American market for its M3500 system.

In addition to funds we raise from our sale of convertible notes as described above, we expect to generate revenue in 2005 from the sale of our M3500 to a Japanese joint venture and a European joint venture and from the sale of our MEFS systems. We have not generated any revenue in 2005 through the date of this Report and have not received any purchase orders. There can be no assurances that we will be successful in raising a substantial amount of capital or generating material amounts of revenue. We also have been seeking to renegotiate a substantial amount of past due debt which has not yet been declared as in default. In addition, we have been seeking to convert debt to equity.

Additionally, we plan to spend $500,000 in the first four months of 2005 to support the Water Culture Network. Due to insufficient cash generated from operations to date, the Company presently does not have cash available to pay all of its accounts payable and other liabilities. Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt.

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

OFF BALANCE SHEET ARRANGEMENTS

We are a party to a Japanese joint venture with four Japanese companies. The joint venture has been formed for the purpose of commercializing our M3500 systems in Japan. The Company has chosen to finance the first unit going into the joint venture through a third party entity. The Company is selling the first M3500 system to the third party entity for $1 million. To date, we have raised $400,000 of the $1 million which is required by May 10, 2005 for the entity. The M3500 system has been shipped to the joint venture. If we fail to raise the full $1 million, we will not be able to recognize revenue from this transaction for accounting purposes, nor will we receive the full amount of the cash. We would not be able to recognize any revenue from the sale of the system for accounting purposes.

NEW ACCOUNTING PRONOUCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under

APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although management is still evaluating the potential impact, it expects the adoption of SFAS No. 123(R) could have a material impact on the Company's financial statements.


GOING CONCERN QUALIFICATION

The financial statements of the Company for the years ended December 31, 2004 and December 31, 2003 were prepared on the going-concern basis. For the years ended December 31, 2004 and 2003, the Company incurred net annual losses of $2.6 million and $5.3 million, respectively, had a working capital deficit of $3.9 million at December 31, 2004, and had outstanding redeemable preferred stock that became eligible for redemption at the holder's option during 2002. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management believes that resources will be available from private sources in 2005 to carry out its business plan described above, however, there can be no assurances that such resources will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our strategy including our commercialization of our MEFS, and sales of our M3500, our ability to raise funds and reach accommodations with our creditors. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the risk factors described.


RISK FACTORS RELATING TO OUR BUSINESS AND OUR COMMON STOCK

         Investing in our Common Stock involves a high degree of risk. These risk factors include the following:

THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN IS IN SUBSTANTIAL DOUBT ABSENT OBTAINING ADEQUATE NEW DEBT OR EQUITY FINANCING AND ACHIEVING SUFFICIENT SALES LEVELS.

         During the year ended December 31, 2004, the Company incurred losses of approximately $2.6 million, had a significant working capital deficiency, had outstanding redeemable convertible cumulative preferred stock that became eligible for redemption after June 2002 for $5.2 million and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon achieving sufficient sales levels and by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders and preferred stockholders will be required, although this is not assured.

THE COMPANY WILL NEED ADDITIONAL FUNDING IN THE FUTURE, WHICH MAY NOT BE AVAILABLE ON ACCEPTABLE TERMS OR AT ALL, IN ORDER TO IMPLEMENT ITS BUSINESS PLAN.

         In the future, the Company may require additional capital to remain operational, meet its working capital needs and pay its indebtedness. Additional funds may not be available on acceptable terms, or at all, through strategic or financial partnerships or otherwise. The Company recently expanded its bridge financing. There can be no assurances it will raise the additional funds it needs.

WE MAY NOT HAVE SUFFICIENT FUNDS TO PAY THE PRINCIPAL AND INTEREST DUE ON OUR 12-MONTH UNSECURED PROMISSORY NOTES WHEN THEY BECOME DUE.

         We have outstanding $660,000 of our unsecured promissory notes which due to an error are due November 1, 2005 rather than in 12 months. The notes are convertible at the option of the holders at any time. At December 31, 2004, we had $183,405 in cash and a working capital deficit of approximately $3.9 million. We may not have sufficient funds at the time these notes mature to make the required payment and we may not be able to raise sufficient funds to satisfy our obligation. Our failure to pay the required amounts due on any of the notes would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

         We have previously converted over 82% of the notes in our recent private offering and are seeking to convert the remaining notes in order to permit us to use our available working capital to expand our business rather than repay the notes. There can be no assurances that the remaining notes will be converted. In addition, we have made a concerted effort to reduce our expenses including deferring or reducing salaries of some members of our senior management team. Working capital limitations continued to impinge on day-to-day operations, thus contributing to continuing operating losses. Additionally, we expect to spend approximately $500,000 in the first half of 2005 in order to market our water filtration systems and the potential of such systems to meet the needs of residents of third world countries.

         There can be no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

WE MAY NOT GENERATE CASH FLOW SUFFICIENT TO SERVICE ALL OF OUR OBLIGATIONS.

         We currently owe $1,125,000 in past due debt plus accrued interest. Our ability to make payments on and to refinance our existing indebtedness depends on our ability to generate cash in the future. Our operations currently do not generate sufficient cash flow to service our obligations. If our operations do not generate sufficient cash flow from operations in the future, and additional borrowings or equity funding or refinancing are not available to us, we will not have sufficient cash to enable us to meet all of our obligations. We are subject to general economic, industry, financial, competitive, legislative, regulatory and other factors that are beyond our control.

         We will need to extend the existing maturities of, or need to refinance all or a portion of our existing indebtedness on or before maturity. Our ability to refinance debt or obtain additional financing will depend on, among other things:

         o our financial condition at the time;

         o restrictions in the agreements governing our indebtedness or preferred stock redemption obligations; and

         o other factors, including financial market or industry conditions.

         There can be no assurances that we can reach accommodations with our creditors.

THE COMPANY HISTORICALLY HAS INCURRED NET LOSSES AND ANTICIPATES THAT IT WILL CONTINUE TO HAVE NET LOSSES IN THE IMMEDIATE FUTURE.

         The Company incurred net losses of approximately $5.3 million in 2003 and $2.6 million in 2004. Even with new capital raised through the completion of $8 million bridge financing, there can be no assurance that the amount actually raised will be sufficient to fund operations and achieve the objectives of our business plan or that the Company will be able to generate sufficient cash flow from operations in order to meet its current and future obligations.

99.6% OF THE COMPANY'S REVENUE CAME FROM ONE CUSTOMER FROM WHOM IT DOES NOT EXPECT ANY REVENUE IN 2005.

         The Company's 2004 revenue came from one customer from whom the Company does not expect any revenue in 2005. All of the 2004 revenue came from Shaw Robotics which did not renew its exclusive agreement with the Company. No further revenue in 2005 is expected from this customer. If we do not acquire additional customers, we will incur substantial losses unless the Company is able to acquire additional customers prior to or immediately after such event.

THE COMPANY'S GROWTH STRATEGY REFLECTED IN ITS BUSINESS PLAN MAY NOT BE ACHIEVABLE OR MAY NOT RESULT IN THE LEVEL OF PROFITABILITY THAT THE COMPANY PROJECTS.

         The Company's growth strategy reflected in its business plan may not be able to be implemented rapidly enough for the Company to achieve the results shown in its financial projections. The Company's growth strategy is dependent on several factors, such as the ability of the Company to respond to the technological needs of its customers and others in the markets in which the Company competes and a degree of market acceptance of the Company's products and services, particularly its mobile emergency filtration product. There can be no assurance that current or potential customers in the maritime industry or potential municipal and water authority customers or potential customers in other industries that the Company intends to target will purchase the Company's products or services in the future or that those parties will desire the Company's products or services at the costs and on the terms assumed in the Company's new business plan.

         Among other things, implementation of the Company's growth strategy would be adversely affected if:

         o the Company were not able to attract sufficient customers, particularly its new targeted municipal and water authority market, to the products and services it offers or plans to offer in light of the price and other terms required in order for the Company to attain the level of profitability that will enable it to continue to pursue its growth strategy and raise adequate funding, through a public offering or otherwise;

         o adequate penetration of new markets and further penetration of existing markets at reasonable cost became impossible limiting the future demand for the Company's products and services below the level assumed by the Company's business plan;

         o the Company were forced to significantly adapt its business plan to meet changes in its markets, the demands of its existing and potential customers and other competitive developments that arise from time to time; and

         o for any reason, the Company was not able to attract, integrate, retain and motivate qualified personnel.

THE COMPANY'S BUSINESS MODEL TO PROVIDE WATER FILTRATION SYSTEMS AVAILABLE TO MEET THE NEEDS OF THIRD WORLD COUNTRIES WHICH LACK SUFFICIENT DRINKING WATER AND FOR EMERGENCY USE BY MUNICIPALITIES AND WATER AUTHORITIES, IS NEW AND AS YET UNPROVEN AND IS SUBJECT TO THE RISKS INHERENT IN A NEW BUSINESS.

         Since our inception, our core operations have consisted of developing and selling robotic cleaning systems for shipyards, ship owners and contractors serving the marine and industrial markets. Our current strategic objectives include not only further developing and enhancing our existing business but also entering into new or complementary businesses. This aspect serves two needs --
(i) to supply badly needed drinking water to residents of third world countries and (ii) to develop a mobile emergency water filtration system to respond to the Homeland Security needs of municipalities and water authorities in the United States through the commercialization of a patent-pending mobile system which has been certified by the Environmental Protection Agency.

         To date, we have generated no revenues from the sale of emergency water filtration systems, and our new business model is as yet unproven. Moreover, there are a variety of risks if we expand into new or complementary businesses by acquisition, strategic alliance, investment, licensing or other arrangements, such as:

         o the inability to raise necessary capital, through a public offering, strategic investor or other capital sources, to develop the proposed water filtration system;

         o unanticipated liabilities or contingencies from new or complementary businesses or ventures;

         o potential reallocations of resources due to the growing complexity of our business and strategy;

         o competition from companies then engaged in the new or complementary businesses that we are entering;

         o possible additional regulatory requirements and compliance costs;

         o dilution of our stockholders' percentage ownership and/or an increase of our leverage when issuing equity or convertible debt securities or incurring debt; and

         o potential diversion of management's attention and resources from our existing business and an inability to recruit or develop the necessary management resources to manage new businesses; and

         o potential unavailability on acceptable terms, or at all, of additional financing necessary for expansion.

THE COMPANY CANNOT GIVE ANY ASSURANCE THAT POTENTIAL CUSTOMERS WILL ACCEPT ITS PRODUCTS AND SERVICES.

         As part of its marketing efforts, the Company intends to conduct additional similar demonstrations of the applicability and utility of its systems for potential customers. If the Company's demonstrations or any third parties' testing of the Company's systems do not clearly convey to potential customers the utility of the Company's products and services and their value at the prices the Company expects to charge in order to obtain adequate margins to fund the implementation of its business plan, then the Company may not be able to successfully commercialize all or part of its technology, which could in turn have a materially adverse effect on its business and prospects. Although management of the Company believes it has a technologically superior product, potential customers may nevertheless prefer the pricing terms or service offered by competitors. Furthermore, competitors may have a competitive advantage as a result of having existing business relationships with potential customers and the fact they are likely to have more financial and support resources than the Company.

THE COMPANY IS PURSUING A STRATEGY OF DEVELOPING MARKETS FOR ITS PRODUCTS INTERNATIONALLY, WHICH WOULD SUBJECT IT TO RISKS FREQUENTLY ASSOCIATED WITH INTERNATIONAL OPERATIONS.

         The Company's plan of operations includes seeking to develop market opportunities in Europe and Asia as evidenced by its formation of a joint venture in Japan. If it is able to successfully develop a market in Japan and in other international markets, the Company expects that international sales will account for a material portion of its net sales. Although an international presence could lead to increased sales and growth opportunities, it could subject the Company to a number of new risks, including:

         o unexpected changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

         o difficulties in obtaining required export licenses;

         o volatility in currency exchange rates;

         o political and economic instability, particularly in Asia;

         o difficulties in accounts receivable collections;

         o extended payment terms beyond those customarily offered in the United States;

         o difficulties in managing distributors or representatives outside the United States;

         o difficulties in staffing and managing foreign operations; and

         o potentially adverse tax consequences.

THE COMPANY COULD FACE POTENTIAL DIFFICULTIES IN LOCATING SUFFICIENT MANUFACTURING SOURCES IF ITS SYSTEMS GAIN WIDESPREAD COMMERCIAL ACCEPTANCE.

         The Company currently produces its M3500 robotic systems in limited quantities by outsourcing the manufacturing. To date, seven systems have been successfully manufactured, tested and delivered. If it successfully introduces its existing products and new products identified in its business plan to the marketplace, as contemplated by its business plan, the Company may not be able to produce sufficient quantities at an acceptable cost. The Company does not have arrangements in place that would accommodate a material increase in its need for additional manufacturing capacity. In addition, the Company may encounter difficulties in expanding production due to, among other things, quality control and assurance, component supply and availability of qualified personnel. These difficulties could result in reduced sales, increased repair or re-engineering costs associated with product returns and defects and increased expenses due to switching to alternative suppliers, all of which could damage the Company's industry reputation and hurt its profitability.

CUSTOMER ACCEPTANCE OF THE COMPANY'S INNOVATIVE ROBOTIC TECHNOLOGY IS, IN PART, DEPENDENT UPON GLOBAL ENVIRONMENTAL REGULATIONS THAT FAVOR THE USE OF ITS TECHNOLOGY.

         Prospective domestic and foreign customers, including shipyards, contractors and ship owners, are subject to varying environmental regulations. If environmental regulations do not require the maritime industry, in particular outside the United States, to adopt ship maintenance practices consistent with the application of the Company's technologies (as opposed to traditional grit blasting), the acceptance of the Company's products and services may be adversely affected as compared to other technologies which may be less expensive or more efficient, while still being compliant with applicable regulations.

THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO OBTAIN NECESSARY GOVERNMENT APPROVALS FOR ITS PRODUCTS.

         A number of the Company's products are subject to governmental regulatory processes, including U.S. Navy contracting requirements. Its research and development efforts have tended to focus on new and unproven technologies. As a result, the Company may not be able to obtain the required regulatory or governmental approvals.

THE COMPANY MAY INCUR COSTLY LITIGATION TO PROTECT ITS PROPRIETARY TECHNOLOGY, AND IF UNSUCCESSFUL IN SUCH LITIGATION, IT MAY LOSE A VALUABLE ASSET OR EXPERIENCE REDUCED MARKET SHARE.

         The Company relies on a combination of patents, copyrights, trademark and trade secret laws, non-disclosure agreements and other intellectual property protection methods to protect its proprietary technology. Despite its efforts to protect its intellectual property, the Company's competitors may be able to legitimately ascertain the non-patented proprietary technology embedded in its systems. If this occurs, the Company may not be able to prevent their use of this technology. The Company's means of protecting its proprietary rights may not be adequate, and its patents may not be sufficiently broad to prevent others from using technology that is similar to or the same as its technology. In addition, patents obtained by or assigned to the Company might be challenged and might be invalidated or circumvented, and any rights granted under its patents may not provide adequate protection to the Company. The Company's competitors may independently develop substantially similar proprietary technology, duplicate features of its products, design around its patents or otherwise gain access to its proprietary technology. As a result of these threats to its proprietary technology, the Company may have to resort to costly litigation to enforce or defend its intellectual property rights, which could materially reduce the resources available to the Company in its efforts to implement its business plan. Intellectual property litigation can be extremely expensive, and the Company may lack the working capital necessary to protect its intellectual property rights.

THE COMPANY MAY NOT BE ABLE TO MAINTAIN AND EXPAND ITS BUSINESS IF IT IS NOT ABLE TO RETAIN, HIRE AND INTEGRATE KEY MANAGEMENT AND OPERATING PERSONNEL.

         The Company's success is dependent upon certain key management and operating and technical personnel, some of whom have played significant roles in the technological development and commercialization of its products and its business operations. The loss of the services of any of them could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that any of these persons will remain with the Company in the future due to circumstances either within or outside of its control.

THERE IS NO ESTABLISHED TRADING MARKET FOR OUR COMMON STOCK.

         There is no public trading market for our Common Stock. We expect that a broker-dealer will file an application to cause our Common Stock to be quoted on the Over-the-Counter Bulletin Board (the "OTCBB"). Although we currently expect trading to commence this summer, the OTCBB is not a liquid market, and the Securities and Exchange Commission's "penny stock rules" make it difficult for investors to sell their Common Stock. We cannot assure you as to the development of a market for our stock or liquidity of any market for our stock or the ability of any holder of the stock to sell their shares of Common Stock or any portion thereof or the price at which holders of the stock would be able to sell their stock or any portion thereof. If an active market for our Common Stock does not develop or is not sustained, the trading price of our Common Stock could be materially adversely affected.

WE ARE SUBJECT TO THE "PENNY STOCK" RULES WHICH ADVERSELY AFFECT THE LIQUIDITY OF OUR COMMON STOCK.

         The Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We have applied for listing on the OTCBB, and expect that the market price of our initial Common Stock will be substantially less than $5.00 per share and therefore will be designated as a "penny stock" according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

ITEM 7.  FINANCIAL STATEMENTS

See pages F-1 through F-26 beginning after page 28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation is done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.


ITEM 13. EXHIBITS.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
3.1               Articles of Incorporation  (1)

3.2               Bylaws (1)

4.1               Certificate of Designation for Series A Preferred (1)

4.2               Certificate of Designation for Series B Preferred  (1)

10.1              Extension Agreement among UltraStrip Systems, Inc., Diane
                  Noller Wells, Robert O. Baratta, M.D. and Carol A. Baratta dated February 2, 2004. (2)

10.2              Exchange Agreement between UltraStrip Systems, Inc. and Kevin
                  Grady dated March 10, 2004. (2)

10.3              Exchange Agreement between UltraStrip Systems, Inc. and William
                  Hunter dated March 12, 2004. (2)

10.4              2003 Stock Option Plan for Outside Directors and Advisory board
                  Members. (2)

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.5              2003 Equity Incentive Plan. (2)

10.6              Employment Agreement between UltraStrip Systems, Inc. and
                  Stephen R. Johnson dated October 3, 2003 (2)

10.7              Consulting Agreement between UltraStrip Systems, Inc. and
                  Dennis McGuire dated October 3, 2003. (2)

10.8              Extension Agreement between UltraStrip Systems, Inc. and Eugene
                  Rainis. (2)

10.9              Subscription and Warrant Purchase Agreement between UltraStrip
                  Systems, Inc. and Eugene Rainis. (2)

10.10             Subscription and Warrant Purchase Agreement between UltraStrip
                  Systems, Inc. and Eugene Rainis dated April 15, 2004. (2)

10.11 Joint Venture Agreement between UltraStrip Systems, Inc. and four Japanese firms dated April 13, 2004. (3)

10.12 Promissory Note between UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire dated May 5, 2004. (4)

10.13             Subscription and Purchase Warrant Agreement between Eugene
                  Rainis and UltraStrip Systems, Inc. dated June 15, 2004. (4)

10.14             Extension of Maturity of Note between Dennis & Jacqueline
                  McGuire and UltraStrip Systems, Inc. dated June 13, 2004. (5)

10.15             Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated September 1, 2004. (5)

10.16             Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated September 29, 2004. (5)

10.17 Promissory Note between UltraStrip Systems, Inc. John Odwazny dated September 16, 2004. (5)

10.18 Promissory Note between UltraStrip Systems, Inc. John Odwazny dated July 16, 2004. (5)

10.19 Promissory Note between UltraStrip Systems, Inc. John Odwazny dated August 16, 2004. (5)

10.20             Extension of Maturity of Note between Plummer Brothers and
                  UltraStrip Systems, Inc. dated July 21, 2004.  (5)

10.21             Extension of Maturity of Note between Plummer Brothers and
                  UltraStrip Systems, Inc. dated October 21, 2004. (5)

10.22             Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated October 5, 2004.

10.23             Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated October 12, 2004.

10.24             Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated October 25, 2004.


10.25             Settlement Agreement and Mutual Release between UltraStrip
                  Systems, Inc. and Mirkin & Woolf, PA dated November 11, 2004.

10.26             Form of Convertible Promissory Note

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.27             Form of Warrant ($1.00)

10.28             Form of Warrant ($1.25)

10.29             Employment Agreement with James C. Rushing, III.

10.30             Employment Agreement with Jacqueline K. McGuire.

10.31             Employment Agreement with John P. Odwazny.

10.32             Employment Agreement with Michael R. Donn, Sr.

31.1              Certification of Chief Executive Officer (Section 302)

31.2              Certification of Chief Financial Officer (Section 302)

32.1              Certification of Chief Executive Officer (Section 906)

32.2              Certification of Chief Executive Officer (Section 906)

----------
(1)  Contained in Form 10-SB/A filed on May 1, 2001.
(2)  Contained in Form 10-QSB filed on April 20, 2004.
(3)  Contained in Form 10-QSB filed on May 24, 2004.
(4)  Contained in Form 10-QSB filed on August 31, 2004.
(5)  Contained in Form 10-QSB filed on November 17, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement which will be filed with the SEC within 120 days from December 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ULTRASTRIP SYSTEMS, INC.

Date:    April 15, 2005                   /s/ Stephen R. Johnson
                                         -------------------------------------
                                         President and Chief Executive Officer


                                         /s/ James C. Rushing III.
                                         -------------------------------------
                                         Chief Financial Officer and Principal
                                         Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----

/s/ Stephen R. Johnson
----------------------------         Director                   April 15, 2005
Stephen R. Johnson


/s/ James C. Rushing, III
----------------------------         Director                   April 15, 2005
James C. Rushing, III


/s/
----------------------------         Director                   April 15, 2005
John Bares


/s/
----------------------------         Director                   April 15, 2005
Jean-Michel Cousteau


/s/ Gordon G. Kuljian
----------------------------         Director                   April 15, 2005
Gordon G. Kuljian


/s/ John Odwazny
----------------------------         Director                   April 15, 2005
John Odwazny


/s/
----------------------------         Chairman of the Board      April 15, 2005
George R. Sterner


/s/ Michael Donn
----------------------------         Director                   April 15, 2005
Michael Donn


/s/ Barry Hechtman
----------------------------         Director                   April 15, 2005
Barry Hechtman

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Registered Certified Public Accounting Firm          F-1

Balance Sheets                                                             F-2

Statements of Operations                                                   F-3

Statements of Changes in Capital Deficit                                   F-4

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

To the Board of Directors and Shareholders of UltraStrip Systems, Inc.


We have audited the accompanying balance sheets of UltraStrip Systems, Inc. as of December 31, 2004 and 2003, and the related statements of operations, changes in capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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


/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida
January 28, 2005, except for Notes 7 and 16, as to which the date is April 13, 2005

                            ULTRASTRIP SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                     ----------------------------
                                                                                         2004            2003
                                                                                     ------------    ------------
CURRENT ASSETS
   Cash                                                                              $    183,405    $    183,417
   Accounts receivable                                                                     47,825         292,006
   Inventories                                                                            152,677              --
   Prepaid expenses and other                                                             148,904         248,724
                                                                                     ------------    ------------
TOTAL CURRENT ASSETS                                                                      532,811         724,147

Property and equipment, net                                                               263,222         460,496
Patents, less accumulated amortization of $29,884 and $23,056, respectively                82,773          89,601
Investment in affiliate                                                                    50,000              --
                                                                                     ------------    ------------
TOTAL ASSETS                                                                         $    928,806    $  1,274,244
                                                                                     ------------    ------------
LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $    482,969    $    809,236
   Accounts payable - related parties                                                     627,514         848,178
   Accrued expenses                                                                       746,109       1,610,779
   Notes payable to related parties - current portion                                   2,146,228       2,431,837
   Notes payable - current portion                                                        716,293         205,209
                                                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                                                               4,719,113       5,905,239

   Notes payable to related parties - less current portion                                     --       1,507,893
   Notes payable - less current portion                                                     2,008           6,101
                                                                                     ------------    ------------
TOTAL LIABILITIES                                                                       4,721,121       7,419,233

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A, 250 shares authorized; 28 shares issued and outstanding, $25,000 per share redemption amount plus
   dividends in arrears                                                                 1,413,848       1,308,848

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B, 4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share redemption
   amount plus dividends in arrears                                                     3,772,775       3,509,275

COMMITMENTS AND CONTINGENCIES (Note 14)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 46,074,613  and
     42,437,394 shares issued and outstanding, respectively                               460,746         424,374
   Additional paid-in capital                                                          25,779,546      20,930,261
   Deferred compensation                                                                       --         (21,138)
   Accumulated deficit                                                                (35,219,230)    (32,296,609)
                                                                                     ------------    ------------
Total capital deficit                                                                  (8,978,938)    (10,963,112)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CAPITAL DEFICIT        $    928,806    $  1,274,244
                                                                                     ============    ============

                 See accompanying notes to financial statements

                            ULTRASTRIP SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS

                                                              Year ended December 31,
                                                           ----------------------------
                                                               2004            2003
                                                           ------------    ------------
REVENUES                                                   $  2,063,954    $  2,292,255

COST OF REVENUES                                              1,103,933         910,040
                                                           ------------    ------------
Gross profit                                                    960,021       1,382,215

OPERATING EXPENSES:
        Selling, general and administrative                   2,540,052       4,001,778
        Non-cash compensation expense                            21,138       1,310,104
        Loss on equipment impairment                                 --         627,493
     Gain on sale of assets                                          --         (62,994)
                                                           ------------    ------------
Total operating expenses                                      2,561,190       5,876,381
                                                           ------------    ------------
Loss from operations                                         (1,601,169)     (4,494,166)

OTHER (INCOME) EXPENSE:
     Other income                                                (1,005)           (550)
     Interest expense                                           953,957         828,072
                                                           ------------    ------------
Total other expense                                             952,952         827,522
                                                           ------------    ------------

Net loss                                                     (2,554,121)     (5,321,688)

Preferred stock dividends                                      (368,500)       (368,500)
                                                           ------------    ------------
Net loss applicable to Common Stock                        $ (2,922,621)   $ (5,690,188)
                                                           ============    ============
Net loss per common share (basic and diluted)              $       (.07)   $      (0.13)
                                                           ============    ============
Weighted average number of common shares outstanding         43,976,708      42,437,394
                                                           ============    ============


                See accompanying notes to financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                    STATEMENT OF CHANGES IN CAPITAL DEFICIT

                                             Common Stock       Additional                                        Total
                                         --------------------     Paid-in        Deferred       Accumulated       Capital
                                           Shares     Amount      Capital      Compensation       Deficit         Deficit
                                         ----------  --------   -----------    ------------    ------------     ------------
BALANCE AT DECEMBER 31, 2002             42,437,394  $424,374   $18,276,200      $(42,998)     $(26,606,421)    $ (7,948,845)

Issuance of warrants for cash                    --        --       694,580            --                --          694,580
Issuance of warrants for financing               --        --       671,237            --                --          671,237
Issuance of stock options for services           --        --     1,288,244            --                --        1,288,244
Deferred compensation                            --        --            --        21,860                --           21,860
Preferred stock dividends                        --        --            --            --          (368,500)        (368,500)

Net loss                                         --        --            --            --        (5,321,688)      (5,321,688)
                                         ----------  --------   -----------      --------      ------------     ------------

BALANCE AT DECEMBER 31, 2003             42,437,394  $424,374   $20,930,261      $(21,138)     $(32,296,609)    $(10,963,112)

Common Stock issued for cash                 25,000       250        24,750            --                --           25,000
Common Stock issued in settlement of      3,510,274    35,103     3,609,803            --                --        3,644,906
liabilities
Issuance of warrants for cash                    --        --       509,500            --                --          509,500
Issuance of warrants for financing               --        --       670,136            --                --          670,136
Issuance of warrants in settlement of            --        --        36,115            --                --           36,115
liabilities
Warrants exercised for Common Stock         101,945     1,019        (1,019)           --                --               --
Deferred compensation                            --        --            --        21,138                --           21,138
Preferred stock dividends                        --        --            --            --          (368,500)        (368,500)

Net loss                                         --        --            --                      (2,554,121)      (2,554,121)
                                         ----------  --------   -----------      --------      ------------     ------------

BALANCE AT DECEMBER 31, 2004             46,074,613  $460,746   $25,779,546            --      $(35,219,230)    $ (8,978,938)
                                         ==========  ========   ===========      ========      ============     ============

                See accompanying notes to financial statements.

                       ULTRASTRIP SYSTEMS, INC. 2004 2003
                            STATEMENTS OF CASH FLOWS

                                                                                       Year ended December 31,
                                                                                   -----------------------------
                                                                                      2004               2003
                                                                                   -----------       -----------
OPERATING ACTIVITIES:
   Net loss                                                                        $(2,554,121)      $(5,321,688)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   236,826           405,877
            Gain on sale of property and equipment                                          --           (62,994)
       Provision for equipment impairment                                                   --           627,493
       Accretion of discount on notes payable                                          714,380           572,480
       Amortization of deferred compensation                                            21,138            21,860
            Warrants and stock options issued for services                                  --         1,288,244
            Common stock issued in settlement of accrued interest and                  234,427
commission
   Change in operating assets and liabilities:
       Accounts receivable                                                             244,181          (238,347)
       Inventories                                                                    (152,677)          460,329
       Prepaid expenses and other                                                       99,820          (223,830)
       Accounts payable                                                               (326,267)         (119,659)
       Accounts payable - related parties                                             (220,664)          413,229
            Accrued expenses                                                          (634,013)          510,332
                                                                                   -----------       -----------

Net cash used in operating activities                                               (2,336,970)       (1,666,674)
                                                                                   -----------       -----------

Investing activities:
   Purchase of property and equipment                                                  (32,724)               --
   Investment in affiliate                                                             (50,000)               --
                                                                                   -----------       -----------

Net cash used in investing activities                                                  (82,724)               --
                                                                                   -----------       -----------

Financing activities:
   Proceeds from issuance of notes payable and warrants                              1,260,000           250,000
   Proceeds from issuance of notes payable and warrants to related parties           1,425,000         1,387,000
   Repayments of notes payable                                                        (204,818)         (264,473)
   Repayments of notes payable to related parties                                     (595,000)         (271,500)
   Proceeds from issuance of Common Stock                                               25,000                --
   Proceeds from sale of warrants                                                      509,500           694,580
                                                                                   -----------       -----------

Net cash provided by financing activities                                            2,419,682         1,795,607
                                                                                   -----------       -----------

Net (decrease) increase in cash                                                            (12)          128,933

Cash, beginning of year                                                                183,417            54,484
                                                                                   -----------       -----------

Cash, end of year                                                                  $   183,405       $   183,417
                                                                                   ===========       ===========

                See accompanying notes to financial statements.

         NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         UltraStrip Systems, Inc. (the "Company") was incorporated on April 2, 1998 under the laws of the State of Florida and is a water engineering and industrial automation company specializing in water filtration and industrial coating removal.

         The Company operates solely in one reportable operating segment. Management monitors and reviews the operating results of equipment sales and contract activities and allocates resources solely on an aggregate basis.

         CASH
         The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.

         ACCOUNTS RECEIVABLE
         Accounts receivable are customer obligations due under normal trade terms. The Company generally requires deposits or letters of credit from customers when purchasing its robotic hydojetting systems.

         Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No provision for uncollectible accounts at December 31, 2004 and 2003 was considered necessary based upon management's estimate of future uncollectible accounts.

         INVENTORIES
         Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method. At December 31, 2004, inventory consisted of $152,677 of spare parts. At December 31, 2003, there was no inventory.

         PROPERTY AND EQUIPMENT AND DEPRECIATION
         Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

         PATENTS
         Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2004 and 2003 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis of the related Company or the shareholder. The Company recognized amortization expense of $6,828 and $5,764 for the years ended December 31, 2004 and 2003, respectively.

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

         CHANGE IN ACCOUNTING ESTIMATE
         Balances included in accounts payable and accrued expenses as of December 31, 2003 were reduced during 2004 as a result of agreements and settlements entered into during 2004. The effect of these changes was to reduce selling, general and administrative expenses and the net loss for 2004 by $554,492.

         REVENUE RECOGNITION
         Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from water-jetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

         RESEARCH AND DEVELOPMENT
         Expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $80,064 and $755,748 for the years ended December 31, 2004 and 2003, respectively.

         ADVERTISING
         The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations when incurred; such amounts aggregated $1,443 in 2004 and $15,001 in 2003.

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

                                                                                      Year ended December 31,
                                                                                   ----------------------------
                                                                                      2004             2003
                                                                                   -----------      -----------

         Net loss applicable to Common Stock, as reported                          $(2,922,621)     $(5,690,188)


         Add: Stock-based employee compensation (benefit) included in reported
         net loss, net of related tax effects                                               --               --

         Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
         effects                                                                      (444,472)        (663,110)
                                                                                   -----------      -----------

         Pro forma net loss                                                        $(3,367,093)     $(6,353,298)

         Basic loss per common share as reported                                   $     (0.07)     $     (0.13)
         Basic loss per common share pro forma                                     $     (0.08)     $     (0.15)
                                                                                   ===========      ===========

        The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

                                                                                      Year ended December 31,
                                                                                   ----------------------------
                                                                                      2004             2003
                                                                                   -----------      -----------

         Risk free interest rate                                                    4.19%-4.50%     3.92% - 4.25%
         Expected life                                                              5-20 years       10-20 years
         Expected volatility                                                                 0%                0%
         Dividend yield                                                                    0.0               0.0

         The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. No stock-based employee compensation expense was recorded for the years ended December 31, 2004 and 2003.

         INCOME TAXES
         The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

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

         Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $1,552,090 and $2,018,000 as of December 31, 2004 and 2003 respectively.

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

         NEW ACCOUNTING PRONOUNCEMENTS
         In December 2004, the FASB issued SFAS No. 123 (revised 2004) "Share-Based Payment," or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Although our adoption of SFAS No. 123(R) could have a material impact on our financial position and results of operations, management is still evaluating the potential impact from adopting this statement.

2.       GOING CONCERN

        The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2004, the Company incurred losses of approximately $2.6 million, had a working capital deficiency of $3.9 million, had outstanding redeemable convertible cumulative preferred stock that became eligible for redemption after June 2002 for $5.2 million and had not reached a profitable level of operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon achieving sufficient sales levels and its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

         The Company plans to reduce its working capital requirements by generating revenues from the sale and lease of equipment and by deferring or reducing salaries, as necessary from time to time, for some members of senior management and by reducing advertising, travel and entertainment, consulting and office expenses in an effort to reduce costs. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders and preferred stockholders will be required, although this is not assured.

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

3.       PREPAID EXPENSES AND OTHER

         The major components of prepaid expenses and other are as follows:

                                                      December 31,
                                               --------------------------
                                                 2004              2003
                                               --------          --------
         Vendor deposits                       $110,963          $203,178
         Other                                   37,941            45,546
                                               --------          --------
         Total prepaid expenses and
           other assets                        $148,904          $248,724
                                               ========          ========

4.       INVESTMENT IN AFFILIATES

         On April 13, 2004, UltraStrip Japan, Ltd was formed under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kalun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 of capital to the joint venture. The joint venture will introduce the M3500 Robotic System into the Japanese and Asian markets. The Company's investment is not majority owned or controlled and is being accounted for using the equity method. Financial information for UltraStrip Japan, Ltd. for the year ended December 31, 2004 is summarized as follows:

                           Cash                          $100,000
                                                         ========
                           Stockholders' equity          $100,000
                                                         ========

5.      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                                 December 31,
                                                   Est Useful          ------------------------------
                                                      Life                  2004             2003
                                                   ----------          -----------        ---------
         Machinery and equipment                     5 years           $   717,954          688,554
         Furniture and fixtures                      7 years               277,250          277,250
         Automobile and trucks                       5 years                41,239           41,239
         Leasehold improvements                      5 years               214,116          214,116
         Office equipment                            5 years               150,809          147,485
                                                                       -----------        ---------
                                                                         1,401,368        1,368,644
         Less accumulated depreciation                                  (1,138,146)        (908,148)
                                                                       -----------        ---------
                                                                       $   263,222          460,496
                                                                       ===========        =========

         Depreciation expense for the years ended December 31, 2004 and 2003 aggregated $229,998 and $400,113, respectively.

         At December 31, 2004, machinery and equipment with a carrying value aggregating $223,218 was pledged as collateral for certain notes payable to related parties and notes payable.


6.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

                                                                    December 31,
                                                             --------------------------
                                                               2004             2003
                                                             --------        ----------
         Customer deposits                                   $     --        $  612,500
         Accrued payroll and related benefits                 539,121           524,744
         Other accrued expenses                               206,988           473,535
                                                             --------        ----------
         Total accrued expenses                              $746,109        $1,610,779
                                                             ========        ==========

7.       NOTES PAYABLE

   (A.)  RELATED PARTY
         Notes payable to related parties consist of the following:

                                                                                            December 31,
                                                                                     ---------------------------
                                                                                         2004            2003
                                                                                     -----------     -----------
         Notes payable to former Director and stockholder (i) $1,000,000 note payable, net of discount, due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the
         Company's product (ii) $125,000 note payable, net of amortized discount, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company's product; $20,000 note payable, interest at prime plus 2% (7.25% at December 31, 2004),
         due upon demand.                                                            $ 1,145,000     $ 1,025,793

         Revolving line of credit agreement with a stockholder collateralized by two automated water-jetting systems due on March 12, 2004 at which time it was converted to equity (iii). There was no interest due to the lender; however, the lender received $175,000 and $170,000 of the gross revenues on two water-jetting systems sold in 2004 and two hydro
         jetting systems sold in 2003, respectively.                                          --         750,000

                                                                                            December 31,
                                                                                     ---------------------------
                                                                                         2004            2003
                                                                                     -----------     -----------
         Unsecured note payable to an employee/stockholder, interest at prime plus 2%, due upon demand. Note payable and accrued interest converted
         to equity in March 2004 (iv).                                                        --         517,893

         Unsecured notes payable to stockholder, interest at prime plus 2%, due upon demand. Note payable and accrued interest converted to equity in
         November 2004 (v).                                                                   --         593,044

         Notes payable to stockholders, interest at 18%, collateralized by certain machinery and equipment of the Company due as follows: $200,000 due on June 30, 2004 and $100,000 due on July 31, 2004. Notes payable of $150,000 and $100,000 and accrued interest were converted to equity
         June and July 2004, respectively (vi). $50,000, interest at 18%,
         extended to June 30, 2005.                                                       50,000         300,000

         Unsecured notes payable to stockholder, interest at prime plus 2%
         (7.25% at December 31, 2004), due upon demand.                                  398,000         398,000

         Unsecured notes payable to Director, interest at prime plus 2% (7.25%
         at December 31, 2004), due March 31, 2005. The Note has been extended
         through September 30, 2005.                                                     240,000         240,000

         Unsecured bridge finance notes payable of $200,000 to shareholders, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. interest at 5%, due November 1,
         2005.                                                                           173,228              --

         Unsecured notes payable to stockholder, interest at 18%, due February
         28, 2005, which was paid when due.                                              100,000              --

         Unsecured note payable to stockholder, interest at prime plus 2%, due upon demand. Note payable and accrued interest converted to equity in
         November 2004.                                                                       --          75,000

         Unsecured note payable to a company owned by UltraStrip shareholders,
         interest at prime plus 2% (7.25% at December 31, 2004), due upon demand          40,000          40,000
                                                                                     -----------     -----------

         Total related party debt                                                    $ 2,146,228     $ 3,939,730

         Less current portion                                                         (2,146,228)     (2,431,837)

         Long-term related party debt                                                $        --     $ 1,507,893
                                                                                     ===========     ===========

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


                           On October 18, 2002, the due date for this note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The Company valued such warrants at $75,016 based on the relative estimated fair value of the warrants. As such, the Company recorded $75,106 to paid-in-capital. The Company amortized to interest expense the value ascribed to the warrants over the extension period.

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

                           On March 15, 2004, the due date for this note payable was extended until June 15, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $117,683 is being amortized to interest expense over the term of the extension

                           On June 15, 2004, the due date for this note payable was extended until September 14, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company's Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $124,403 is amortized to interest expense over the term of the extension.

                           On September 14, 2004, due date for this note payable, the Company and lender entered into negotiations as to the terms of renewal. At present, renewal terms have not been finalized.

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


                           On February 7, 2003, the due date for this note payable was extended until March 7, 2003 in exchange for the granting of 5,000 additional warrants to purchase the Company's Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $5,013 was amortized to interest expense over the term of the extension.

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

                           On June 15, 2004 the due date for this note payable was extended until September 14, 2004 in exchange for the granting of 20,001 additional warrants to purchase the Company's Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $18,987 is being amortized to interest expense over the term of the extension.

                           On September 14, 2004, due date for this note payable, the Company and lender entered into negotiation as to the terms of renewal. At present, renewal terms have not been finalized.

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

                  (v) On November 5, 2004, an unsecured note payable to a shareholder in the amount of $593,044 and accrued interest was exchanged for 1,000,000 shares of the Company's Common Stock.

                  (vi) On June 30, 2004, unsecured notes payable to shareholders in the amount of $150,000 and accrued interest were exchanged for 157,000 shares of the Company's Common Stock. On July 31, 2004, an unsecured note payable to a shareholder in the amount of $100,000 and accrued interest was exchanged for 104,500 shares of the Company's Common Stock.

                  (vii) On November 5, 2004, an unsecured note payable to a shareholder in the amount of $125,000 and accrued interest was exchanged for 200,000 shares of the Company's Common Stock.

   (B.)  OTHER

         Notes payable consist of the following:

                                                                                            December 31,
                                                                                     ---------------------------
                                                                                         2004            2003
                                                                                     -----------     -----------
         Notes payable of $200,000, interest at 18%, due on March 31, 2004, guaranteed by the former CEO of the Company and his spouse . On April
         21, 2004, the note was paid.                                                $        --     $   200,000

         Installment note, payable $506 monthly including interest at 7.9%,
         through April 2006 collateralized by vehicle.                                     6,492          11,310

         Unsecured bridge finance notes payable of $360,000, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and
         $1.25 per share, interest at 5%, due November 1, 2005                           311,809              --

         Unsecured note payable of $400,000, interest at 18% due on February 21,
         2005 (i)                                                                        400,000              --
                                                                                     -----------     -----------

         Total debt                                                                      718,301         211,310
                                                                                     -----------     -----------

         Less current portion                                                           (716,293)       (205,209)
                                                                                     -----------     -----------

         Long-term debt                                                              $     2,008     $     6,101
                                                                                     ===========     ===========

         (i) On July 21, 2004, the due date for this note was extended to October 21, 2004.

             On October 21, 2004, the due date for this note was extended to January 21, 2005.

             On January 21, 2005, $200,000 and accrued interest was paid to the lender. The due date for the remaining $200,000 note payable was extended to February 21, 2005.

         Future cash payment obligations for debt are as follows:

         Years ending December 31,
         -------------------------
         2005                                             $2,924,098
         2006                                                  2,008
                                                          ----------
         Total                                            $2,926,106
                                                          ----------

8.       COMMON STOCK

         Issuances of the Company's Common Stock during the year ended December 31, 2004 included the following: (i) 25,000 restricted, unregistered shares of Common Stock were issued to an accredited investor for net proceeds of $25,000 (ii) 3,510,274 restricted, unregistered shares of Common Stock were issued to lenders in exchange for $3,644,906 of debt and accrued interest (iii) 101,945 restricted, unregistered shares of Common Stock were issued for 101,945 warrants exercised at no cost per warrant. There were no issuances of the Company's Common Stock during the year ended December 31, 2003.

         At December 31, 2004, 23,556,849 shares of Common Stock were reserved for issuance under the Company's two fixed stock option plans, outstanding non-plan options, warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

         The Company's outstanding options and warrants to acquire Common Stock and shares of Common Stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock, all aggregating 18,279,012 and 12,054,289 shares of Common Stock at December 31, 2004 and 2003, are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

9.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

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

         The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and Common Stock. Dividends in arrears at December 31, 2004 and 2003 were $713,848 and $608,848, respectively.

         Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of Common Stock at the holder's option, and is non-voting. The Series A preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2004 and 2003, no shares of Series A preferred stock were converted into Common Stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of Common Stock.

         At December 31, 2004 and 2003, 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock were outstanding.

         SERIES B
         During the year ended December 31, 2000, the Company issued 1,292 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $3,230,000. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends and, in June 2002, became redeemable at the option of the holder at $2,500 per share plus accrued dividends.

         The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the Common Stock. Dividends in arrears at December 31, 2004 and 2003 were $1,137,755 and $874,275, respectively.

         Each share of Series B preferred is convertible into 835 shares of Common Stock at the holder's option, and is non-voting. The Series B preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2004 and 2003, no shares of Series B preferred stock were converted into Common Stock. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of Common Stock.

         At December 31, 2004 and 2003, 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock were outstanding.

10.      STOCK OPTIONS AND WARRANTS

         At December 31, 2004, the Company has options granted under three fixed stock option plans, and grants of non-plan options, which are described below. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," to account for its fixed plan stock options issued to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

         EMPLOYEE FIXED STOCK OPTION PLANS:

         On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2004, no options are outstanding under this plan.

         On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2004, options to purchase 324,997 shares of Common Stock at $3.00 and $5.00 per share are outstanding under the plan.

         On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of Common Stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2004, options to purchase 30,500 shares of Common Stock at $1.10 per share are outstanding under this Plan.

         On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provides for the granting of 2,000,000 stock options to members of these Boards who are not full or part time employees of the Company. Under the Plan, each eligible Outside Director will be granted an option to purchase up to 100,000 shares on the date the person is elected to the Board and will be granted an option to purchase 25,000 (50,000 if Chairman) shares upon reelection to the Board at each annual shareholders meeting, provided the Director has served for the previous twelve months. Each Outside Director who is appointed to the Company's Audit Committee, Compensation Committee, Finance Committee or an other "Qualifying" Committee shall be granted an option to purchase 5,000 shares for each Qualifying Committee upon which he serves upon the date which person is first appointed to serve and will be granted an option to purchase 5,000 shares on the day after the annual shareholders meeting for each committee he serves on, provided the Director has served the previous twelve month. Each eligible Director Advisor will be granted an option to purchase up to 25,000 shares on the date the person is first appointed as an Advisory Board member and will be granted an option to purchase 10,000 shares upon reappointment to the Advisory Board at each annual shareholders meeting, provided the Director Advisor has served for the previous twelve months. Exercise price of stock options shall be 110% of the fair market value per share on the grant date. The options granted become exercisable for (a) 1/3 of option shares upon grant (b) 1/3 of option shares on first year's anniversary date and (c) 1/3 of options shares on third anniversary date. The Plan may be amended or terminated by the shareholders of the Company or by the Administrator provided the Administrator consults with the Board and/or legal counsel. As of December 31, 2004, options to purchase 366,666 shares of Common Stock at $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

         EMPLOYEE FIXED NON-PLAN OPTIONS

         During the years ended December 31, 2004 and 2003 the Company granted non-plan options to acquire 500,000 and 510,000 shares of Common Stock, exercisable at $1.10 and $1.30 respectively, to employees and members of the Company's Board of Directors. Vesting periods range from immediate to 2006, and options expire 1 to 10 years from the grant date.

         EMPLOYEE VARIABLE NON-PLAN OPTIONS

         During the year ended December 31, 2001, the Company granted non-plan options to acquire 3,000,000 shares of Common Stock to a former officer and former employee. The options were subject to certain Company earnings performance targets. As of December 31, 2003 all options expired. A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2004 and changes during the year then ended is presented below:


2004                                                      Employee                          Employee
                                                     Fixed Plan Options               Fixed Non-Plan Options
                                                   ------------------------          ------------------------
                                                   Weighted                          Weighted
                                                   Average                           Average
                                                   Exercise                          Exercise
                                                     Price          Shares            Price           Shares
                                                   --------       ---------          --------       ---------
         Outstanding at beginning of year          $   1.76       1,294,996          $   3.07       1,810,004
         Granted*                                      1.24          55,500              1.10       2,500,000
         Exercised                                       --              --                --              --
         Forfeited                                     1.43          60,000
         Expired                                       1.70         568,333              3.00         100,001
                                                   --------       ---------          --------       ---------

         Outstanding at end of year                $   2.19         722,163          $   2.61       4,210,003

         Exercisable at year-end                       2.34         603,496              2.56       3,793,331
                                                   --------       ---------          --------       ---------

         Weighted average fair value of
         options granted during the year           $    .32                          $    .27
                                                   --------                          --------

         Weighted average remaining
         contractual life in years                      6.1                               4.7
                                                   ========                          ========

----------
* Includes 2,000,000 options originally granted in 2001 and erroneously reported as expired in 2003 10KSB. Weighted average fair value calculation is for 500,000 options granted in 2004 only.

         A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2003 and changes during the year then ended is presented below:

         2003                                      Employee                   Employee                            Employee
                                              Fixed Plan Options        Fixed Non-Plan Options           Variable Non-Plan Options
                                           ------------------------     ------------------------          ------------------------
                                           Weighted                    Weighted                           Weighted
                                           Average                      Average                            Average
                                           Exercise                     Exercise                           Exercise
                                             Price          Shares       Price          Shares              Price         Shares
                                           --------         -------     --------       ---------          --------       ---------
         Outstanding at beginning of year  $   3.04         569,995     $   3.11       4,150,005          $   3.00       2,000,000
         Granted                               1.43         870,000         1.30         510,000                --              --
         Exercised                               --              --           --              --                --              --
         Forfeited                               --              --           --              --                --              --
         Expired*                              2.82         144,999         3.11       2,850,001              3.00       2,000,000
                                           --------         -------     --------       ---------          --------       ---------

         Outstanding at end of year        $   1.76       1,294,996     $   3.07       1,810,004          $     --              --

         Exercisable at year-end           $   1.94         858,729     $   3.54         974,999                --              --
                                           --------         -------     --------       ---------          --------       ---------

         Weighted average fair value of
         options granted during the year   $   .346                     $   3.56                          $     --

         Weighted average remaining
         contractual life in years             7.17                          6.6

----------
* Includes 2,000,000 options originally granted in 2001 and erroneously reported as expired in 2003 10KSB

         NON-EMPLOYEE FIXED NON-PLAN OPTIONS

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued.

         During the years ended December 31, 2004 and 2003, the Company granted options to acquire -0- and 3,000,000 respectively, shares of Common Stock to third parties as compensation for services rendered to the Company. The options are exercisable at $1.30 per share, fully vested at the date of grant and expire through 2023. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $0 in 2004 and $1,288,244 in 2003. Additionally, deferred compensation of $65,576 was recorded in 2001 for those options and warrants with vesting provisions, and this amount is being amortized to expense through 2004.

         NON-EMPLOYEE VARIABLE NON-PLAN OPTIONS

         During the year ended December 31, 2000, the Company granted options to acquire 4,738,800 shares of Common Stock to third parties for services rendered by third parties. The options are exercisable at the holder's option, in a cashless manner by surrendering options held on appreciated shares of Common Stock. As of December 31, 2004, options for 1,400,000 shares of Common Stock remain outstanding.

         A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2004 and changes during the year then ended is presented below:

         2004                                          Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                                  -------------------------         -------------------------
                                                   Weighted                          Weighted
                                                   Average                           Average
                                                   Exercise                          Exercise
                                                     Price         Shares             Price          Shares
                                                   --------       ---------          --------       ---------
         Outstanding at beginning of year          $   1.50       3,485,000          $   2.00       1,400,000
         Granted                                         --              --                --              --
         Exercised                                       --              --                --              --
         Forfeited                                       --              --                --              --
         Expired                                   $   3.63         220,000                --              --
                                                   --------       ---------          --------       ---------

         Outstanding at end of year                $   1.41       3,265,000          $   2.00       1,400,000

         Exercisable at year-end                   $   1.41       3,265,000          $   2.00       1,400,000
                                                   --------       ---------          --------       ---------

         Weighted average fair value of
         options granted during the year           $     --                          $     --
                                                   --------                          --------

         Weighted average remaining
         contractual life in years                     17.5                                .4
                                                   --------                          --------

        A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2003 and changes during the year then ended is presented below:

         2004                                          Non-Employee                       Non-Employee
                                                  Fixed Non-Plan Options            Variable Non-Plan Options
                                                  -------------------------         -------------------------
                                                   Weighted                          Weighted
                                                   Average                           Average
                                                   Exercise                          Exercise
                                                     Price         Shares             Price          Shares
                                                   --------       ---------          --------       ---------
         Outstanding at beginning of year          $   3.10         535,000          $   2.00       1,400,000
         Granted                                       1.30       3,000,000                --              --
         Exercised                                       --              --                --              --
         Forfeited                                       --              --                --              --
         Expired                                       3.00          50,000                --              --
                                                   --------       ---------          --------       ---------

         Outstanding at end of year                $   1.50       3,485,000          $   2.00       1,400,000

         Exercisable at year-end                   $   1.40       3,457,800          $   2.00       1,400,000
                                                   --------       ---------          --------       ---------

         Weighted average fair value of options
         granted during the year                   $   0.43                          $     --
                                                   --------                          --------

         Weighted average remaining
         contractual life in years                    17.35                               1.4
                                                   --------                          --------

         During the year ending December 31, 2004, the Company sold warrants to acquire 509,500 shares of the Company's Common Stock for $509,500. The warrants are exercisable between $0.00 and $0.60 per share, were fully vested on the date of grant and have a five-year term.

         During the year ended December 31, 2004, the Company granted warrants to acquire 235,002 shares (to a former member of the Company's Board of Directors) of Common Stock in connection with notes payable aggregating $1,125,000. The warrants are exercisable between $0.07 and $1.02 per share, were fully vested at the date of grant and have a 20-year term. The estimated fair value of the warrants is $278,986.

         During the year ended December 31, 2004, the Company granted warrants to acquire 225,000 shares of Common Stock in connection with the settlement of a lawsuit. The warrants are exercisable at $1.00 per share, were fully vested at the date of grant and have a five-year term. The estimated value of the Warrants was $36,115.

         During the year ended December 31, 2004, the Company granted warrants to acquire 4,870,000 shares of common stock in connection with bridge financing notes payable. The warrants are exercisable at $1.00 and $1.25 per share, were fully vested at the date of grant and have a five year term. The estimated value of the warrants was approximately $392,000. During 2004, approximately $316,000 related to these warrants was amortized to interest expense.

         During the year ended December 31, 2003, the Company sold warrants to acquire 694,580 shares of the Company's Common Stock for $694,580. The warrants are exercisable between $0.00 and $0.60 per share, were fully vested on the date of grant and have a five-year term.

         During the year ended December 31, 2003, the Company granted warrants to acquire 542,309 shares (530,000 to a member of the Company's Board of Directors and 12,309 to a third party) of Common Stock in connection with notes payable aggregating $1,325,000. The warrants are exercisable between $0.07 and $1.02 per share, were fully vested at the date of grant and have a 20-year term. The estimated fair value of the warrants is $674,946.

         A summary of the outstanding warrants issued for cash, financing and settlement as of December 31, 2004 is presented below:

         Description                                        Shares
         -----------                                       ---------
         Warrants issued for cash                          2,164,635
         Warrants issued for financing                     5,860,121
         Warrants issued in settlement of lawsuit            225,000
                                                           ---------
         Total shares                                      8,249,756
                                                           =========

11.      INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, the Company has Federal and Florida net operating losses (NOL) of approximately $24,226,000. The NOL expires during the years 2018 to 2024. In the event that a significant change in ownership of the Company occurs as a result of the Company's issuance of common and preferred stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $9,821,760 of net deferred tax assets at December 31, 2004 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

         The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

                                                                       Year ended December 31,
                                                                  ---------------------------------
                                                                      2004                  2003
                                                                  -----------           -----------
         Tax benefit at the United States statutory rate          $   868,401           $ 1,809,373


         Adjustments to prior year estimates to actual                (41,796)              193,177
         Stock Options                                               (202,359)             (445,434)
         Other                                                         14,469               (45,071)
         Valuation allowance                                         (638,715)           (1,512,045)
                                                                  -----------           -----------
         Income tax benefit                                       $        --           $        --
                                                                  -----------           -----------

         Significant components of the Company's deferred tax assets are as follows:

                                                                           December 31,
                                                                  ---------------------------------
                                                                      2004                  2003
                                                                  -----------           -----------
         Deferred tax assets:
           Organizational costs, accrued liabilities,
             and other                                            $   306,513           $   221,246
           Net operating loss carryforwards                         9,116,400             8,003,599
           Compensation related to equity instruments
             issued for services                                      398,847               958,200
         Valuation allowance                                       (9,821,760)           (9,183,045)
                                                                  -----------           -----------
         Net deferred tax asset                                   $        --           $        --
                                                                  -----------           -----------

12.      RELATED PARTY TRANSACTIONS

         Accounts payable - related parties consist of:

                                                                           December 31,
                                                                  ---------------------------------
                                                                      2004                  2003
                                                                  -----------           -----------
         Due to employees and director                            $   203,419           $   188,235
         Due to Ocean Futures Society                                 169,022               128,730
         Due to Carnegie Mellon University                            255,073               531,213
                                                                  -----------           -----------
                                                                  $   627,514           $   848,178
                                                                  -----------           -----------

         LICENSE AGREEMENT
         On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the Company's products and water-jetting services in the ship cleaning industry. For the years ended December 31, 2004 and 2003, royalty expenses were $40,292 and $50,180, respectively, as of December 31, 2004 and 2003, and $169,022 and $128,730, respectively, is included in accounts payable - related parties in the accompanying balance sheets.

         DEVELOPMENT AGREEMENT
         On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC is a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. New technology or technology that may be used outside the field of ultra high-pressure cleaning will belong to NREC, however, the Company will have the right to license the technology if it is based on funds provided by the Company. At the year ended December 31, 2003, $531,213 was included in accounts payable related to the Development Agreement. On June 11, 2004, an amendment to the Development Agreement was executed reducing the amount due to Carnegie Mellon from $531,213 to $305,073. The Company paid $50,000 on June 15, 2004 and has a liability of $255,073 reflected in accounts payable - related parties in the accompanying balance sheet as of December 31, 2004.

         MANAGEMENT AGREEMENT
         On September 1, 2000 the Company entered into an agreement with Wallem Shipmanagement Limited ("Wallem") whereby Wallem will provide all of the Company's management and marketing for its contract services in the heavy marine industry. For the years ended December 31, 2004 and 2003, fees to Wallem were $0 and $59,962, respectively. No accounts payable - related party balances existed for the years ended December 31, 2004 and 2003. The managing director of Wallem was a director of the Company until his resignation on October 22, 2004.

13.      MAJOR CUSTOMERS

         During 2004, revenues from one customer, Shaw-Robotics Environmental Service, LLC ("Shaw-Robotic") accounted for 99.6% of revenues. At December 31, 2004, accounts receivable includes $47,825 from this customer. During 2003, revenues from two customers, Shaw-Robotic and Grand Bahama Shipyard, accounted for 71% and 25% of revenues, respectively. At December 31, 2003, accounts receivable includes $27,275 and $236,567 from these major customers, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         Substantially all of the Company's operations are devoted to the removal of paint, the disposal of which is regulated by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect it to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

         On December 21, 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company's former corporate and securities counsel and transfer agent, seeking a declaration from the court that a Warrant to purchase 1,653,800 shares of the Company's Common Stock for $0.625 per share obtained by Mirkin & Woolf, P.A. in April 1998 was void. In May 2002, the Company amended the complaint to remove Mr. Mirkin as an individual defendant in the complaint. Mirkin & Woolf attempted to exercise the Warrant in April 2001, but shares were not issued as the exercise was subject to the resolution of the aforementioned action. On November 11, 2004, the Company and defendant entered into a "Settlement Agreement and Mutual Release" whereas the Company agreed to pay Mirkin & Woolf $50,000 and issue a Warrant to purchase 225,000 shares of the Company's Common Stock for $1.00 per share, exercisable for a five year period. The Warrant dated April 3, 1998, which was the subject of this action was rendered null, void, cancelled and unenforceable. The Company paid $26,500 in 2004 and has a liability of $23,500 reflected in accounts payable in the accompanying balance sheet as of December 31, 2004. The Company issued all warrants required by the settlement in 2004.

         In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. ("MEC/CWT") filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company's specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a "Compromise and Settlement Agreement and Full Release". The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company's place of business. The Company paid MEC/CWT $20,000 on July 16, 2004 and intends to pay the remaining balance as funds become available. MEC/CWT picked up the disputed equipment. The Company has recorded a liability for the settlement amount less the July payment in accounts payable in the accompanying balance sheet as of December 31, 2004.

         On November 12, 2003 the Company entered into an Exclusive Service Contracting Agreement with Shaw-Robotic. This contract contained minimum purchases of the Company's equipment of four systems, a 5% royalty on revenues from services utilizing the equipment and lease of the equipment, and exclusive purchase of spare parts and services. This was a one-year agreement with six one-year options by Shaw-Robotic. This agreement covered the use of the Company's M3500 equipment in North America and the Bahamas. On October 6, 2004, the Company acknowledged notification from Shaw Robotic Environmental Services, LLC of their intent not to renew the Exclusive Services Contractor Agreement. As a result, the contract's initial one-year term expired on November 12, 2004, at which time the Company was free to negotiate with other service providers or engage in direct sales or contracting services in order to continue the development of the North American market for its M3500 Robotic System.

         The Company has one employment agreement, entered into October 3, 2003 with the Chief Executive Officer calling for annual base compensation of $200,000 in Year 1; $225,000 in Year 2; and $250,000 in Year 3. The
         employment agreement includes incentive stock options and cash bonuses if certain performance goals are met over the next three years. As of December 31, 2004 and 2003, accrued expenses included $85,185 and $37,996, respectively, of accrued officer's salary. There are no other employment contracts.

         In September 2001, the Company entered into a Consulting Agreement with a director that provides for consulting fees of $10,000 per month, through September 2003, and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company's products and water-jetting services to the United States Navy and certain large U.S. shipyards and defense contractors. In connection with this Consulting Agreement, $240,000 in consulting fees is included in notes payable to related parties and $38,914 and $11,000 in commissions are included in accounts payable - related parties as of December 31, 2004 and 2003, respectively.

         In October 2003, the Company entered into a Consulting Agreement with a shareholder that provides for base consulting fees of $200,000 in Year 1; $225,000 in Year 2; $250,000 in Year 3; and $250,000 in Year 4. Upon
         execution of the Contract, 3,000,000 stock options were granted at an exercise price of $1.30 per share with a 10-year term. The options were fully vested as of the effective date of Contract, have a 10-year term and survive termination of the Contract for any reason. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $1,288,244 for the year ended December 31, 2003.

         The Company currently maintains office facilities in Stuart, Florida. The Company does not currently own or operate any manufacturing, operating or shipbuilding or repair facilities. The Company rents equipment, office space and warehouse storage space under operating leases expiring at various dates through August 31, 2006. The two operating leases for office and warehouse space have options to renew for additional five-year terms with annual rent increases of 3.25%. At December 31, 2004, future minimum lease commitments under all non-cancelable operating leases are as follows:

         Years ending December 31,
         -------------------------
         2005                                                                               $  112,807
         2006                                                                                   48,388
         2007                                                                                   12,930
         2008                                                                                      728
                                                                                            ----------
         Total                                                                              $  174,853
                                                                                            ==========

         Rent expense for the years ended December 31, 2004 and 2003 aggregated approximately $165,419 and $187,000, respectively.

15.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:

                                                                                                     December 31,
                                                                                            ------------------------------
                                                                                               2004                 2003
                                                                                            ----------          ----------
         Cash paid for interest                                                             $  107,231          $  106,380

         Non-cash investing and financing activities:
         Settlement of note payable by purchaser in connection with equipment sale          $       --          $   65,776
         Accrued preferred stock dividends                                                  $  368,500          $  368,500
         Warrants issued in connection with financing                                       $  670,136          $  671,237
         Common Stock issued to settle liabilities                                          $3,644,906          $       --
         Issuance of warrants in settlement of liabilities                                  $   36,115          $       --
                                                                                            ----------          ----------

16.      SUBSEQUENT EVENTS

         From January 1, 2005 through April 13, 2005, the Company raised $2,001,500 in convertible bridge finance notes payable that contain two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share including $1,551,500 which was immediately converted to equity.