Form 10KSB/A
period 2004-12-31
ULTRASTRIP SYSTEMS INC
filed 2005-05-02
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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
                        ---------

                            ULTRASTRIP Systems, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                   Florida                                      65-0841549
--------------------------------------------------------------------------------
        (State or other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                       Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida                          34997
--------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number       (772) 287-4846
                           -----------------------------------------------------

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

Transitional Small Business Disclosure Form (check one):

Yes [ ]   No [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

               NAME               AGE    POSITION(S)
               ----               ---    -----------

         Stephen R. Johnson       59     President, Chief Executive Officer
                                         and Director

         James C. Rushing III     61     Chief Financial Officer and Director

         John P. Odwazny          48     Chief Operating Officer and Director

         Michael R. Donn, Sr.     57     Senior Vice President of Operations,
                                         Treasurer and Director

         Jacqueline McGuire       43     Senior Vice President of Administration
                                         and Secretary

         George R. Sterner        64     Chairman of the Board

         John Bares               42     Director

         Barry Hechtman           52     Director

         Gordon G. Kuljian        44     Director

OUR DIRECTORS

         STEPHEN R. JOHNSON has been our Chief Executive Officer and a director since October 3, 2003. Mr. Johnson joined us as Senior Vice President of Marketing on January 1, 2003, and on September 15, 2003, he became our interim Chief Executive Officer. He had also served on our Board of Advisors since February 2, 2001 until he became a director. Previously, he served as Vice-President for the Ocean Development Group, a cruise ship development company from 1998 to 2001. From 1997 to 2002, he served as President of Marine Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as President and from 1991 to 1994 as Vice-President of Atlantic Marine Inc. Over a 20-year career with Bethlehem Steel Corporation, he has held positions that include President of the Ocean Shipping subsidiaries and Senior Manager of the Sparrows Point Shipyard.

         JAMES C. RUSHING, III has been a director of UltraStrip since September 22, 2003 having served as Chairman of the Board from January 20, 2004 to March

3, 2005. He became Chief Financial Officer on March 4, 2005. From September 2001 to March, 2005, Mr. Rushing was President and Chief Executive Officer of Corporate Resources Consulting Group, Inc., a financial and operational management consulting company. From 1998 to 2001, Mr. Rushing served as Executive Vice President and Chief Financial Officer of Isolyser Company, Inc. (Nasdaq: OREX), now known as Microtek Medical Holdings, Inc.

         JOHN P. ODWAZNY has been our Chief Operating Officer since November 2001 and a director of UltraStrip since August 1999. Mr. Odwazny served UltraStrip as Co-Chief Executive Officer from March 2001 until November 2001. From 1981, he served as a Senior Sales Executive at AKZO Nobel/International Paint until March 1, 2001.

        MICHAEL R. DONN, SR. has served as our Senior Vice-President of Operations and Treasurer since February 2000. He has been a director of UltraStrip since March 3, 2005. He is the brother of Jacqueline McGuire and the brother-in-law of Dennis McGuire.

         VICE ADMIRAL GEORGE R. STERNER (RET.) has been Chairman since March 4, 2005 and a director since March , 2002. Vice Admiral Sterner had served on UltraStrip's Board of Advisors from February 2001 through February 2002. Since 1999, Admiral Sterner has served as Vice President - Naval Mission Area Executive for Raytheon. He served in the United States Navy for 36 years including four years as Vice Admiral.

         JOHN E. BARES, PH.D. has been a director of UltraStrip since August 1999. Since 1997, Dr. Bares has been a Senior Research Scientist at Carnegie Mellon University's Robotics Institute and the Director of its National Robotics Engineering Consortium.

         BARRY I. HECHTMAN has served as a director of UltraStrip since March 3, 2005. Mr. Hechtman was elected to serve as a company director in March 2005. Mr. Hechtman owns and manages an accounting firm in Miami, Florida. Previously Mr. Hechtman served as Chief Financial Officer of Banana Boat and his duties included inventory controls, installation of computer system, prepared financial statements, and assisted in the multi-million dollar sale of the business. Mr. Hechtman's previous work included serving as a Controller of a division of Exxon Corp, Staff Auditor at Deloitte, Touche, and Staff Accountant at a local CPA firm. Mr. Hechtman received his bachelor's degree with an accounting major and an MBA with finance major from the University of Miami in 1980. Mr. Hechtman passed the Florida CPA exam in 1975.

          GORDON G. KULJIAN has been a director of UltraStrip since June 2000. Since 2000, Mr. Kuljian has served as vice president-operations for Chemstar Urethanes Inc. Previously, from 1994 to 2000, he served as a Senior Engineer and the Operations Manager for Coatings Services at Corrpro Companies Inc. (NYSE:
CO).

NON-DIRECTOR EXECUTIVE OFFICER AND KEY EMPLOYEE

         JACQUELINE K. MCGUIRE, has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis were two of UltraStrip's founders.

         DENNIS MCGUIRE became Chief Technology Officer of Echosphere Technology, Inc. in April 2005. He previously has been at various times since UltraStrip's founding in 1998, an officer, director, employee or consultant to UltraStrip. He was a founder of UltraStrip together with his wife Jacqueline and Kevin Grady who is also an employee of UltraStrip.

BOARD OF ADVISORS

         JEAN-MICHEL COUSTEAU was a director of UltraStrip from August 15, 1999 until late April 2005 when he became a member of our Board of Advisors. He is the son of the late environmentalist and ocean pioneer Jacques Cousteau. He has carried on his father's humanitarian work throughout the world. In 1999, Mr. Cousteau founded and currently serves as President and Chairman of the Board of Ocean Futures Society, a non-profit organization. He also is President of the Water Culture Network.

         THOMAS VON ESSEN, former City of New York Fire Commissioner, was appointed to the Board of Advisors in July 2004. Von Essen was appointed as Fire Commissioner and served during the administration of former Mayor Rudolph Giuliani, including the aftermath of the terrorist strike of the World Trade Center on September 11, 2001. Mr. Von Essen currently serves as Senior Vice President of Giuliani Partners, LLC.

CODE OF ETHICS

We have not adopted yet the code of ethics for our Chief Executive Officer and Chief Financial Officer, but intend to adopt a code of ethics in the near future.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by and serve at the discretion of the Board of Directors.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below is information with respect to compensation paid by us for 2004, 2003 and 2002, to our chief executive officer and the four other most highly compensated executive officers of UltraStrip.

-----------------------------------------------------------------------------------------------------------------
                                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------
                                                                                    LONG TERM
                                                   ANNUAL COMPENSATION             COMPENSATION
-----------------------------------------------------------------------------------------------------------------
             (A)                 (B)         (C)           (D)           (E)            (F)             (G)
-----------------------------------------------------------------------------------------------------------------
                                                                                     SECURITIES      ALL OTHER
                                                                    OTHER ANNUAL     UNDERLYING       COMPEN-
                                                                    COMPENSATION    OPTIONS/SARS      SATION
 NAME AND PRINCIPAL POSITION     YEAR     SALARY ($)    BONUS ($)        ($)            (#)             ($)
-----------------------------------------------------------------------------------------------------------------
STEPHEN R. JOHNSON               2004      $180,770         --           --           500,000           $0
President, Chief Executive       2003      $130,000      $25,000         --           500,000           $0
Officer, Director                2002         --            --           --              --             $0
-----------------------------------------------------------------------------------------------------------------
JOHN P. ODWAZNY                  2004      $117,500         --           --              --             $0
Chief Operating Officer and      2003      $130,000         --           --              --             $0
Director                         2002      $130,000         --           --              --             $0
-----------------------------------------------------------------------------------------------------------------
JACQUELINE K. MCGUIRE(1)         2004      $102,403         --           --              --             $0
Senior Vice President of         2003      $125,000         --           --              --             $0
Administration and Secretary     2002      $133,333         --           --              --             $0
-----------------------------------------------------------------------------------------------------------------
MICHAEL R. DONN, SR.             2004      $ 99,424         --           --              --             $0
Senior Vice President of         2003      $110,000         --           --              --             $0
Operations and Treasurer         2002      $110,000         --           --              --             $0
-----------------------------------------------------------------------------------------------------------------

(1) Does not include $121,154, $46,154 and $50,518 in compensation paid to her husband Dennis McGuire in 2004, 2003 and 2002, respectively.

EXECUTIVE EMPLOYMENT AGREEMENTS

         On October 3, 2003, we entered into an employment agreement with Stephen R. Johnson to serve as our Chief Executive Officer. The employment agreement provided for an annual salary of $200,000 for year 1, $225,000 for year 2, and $250,000 for year 3. In addition, on October 3, 2003 we granted him a non-statutory stock option to acquire 500,000 shares of UltraStrip's common stock at an exercise price of $1.30 per share, and an additional 500,000 options on October 3, 2004 exercisable at $1.00 per share. Additional incentive stock options and cash bonuses were predicated on performance goals of UltraStrip over a three-year period

         On March 2, 2005, we entered into an employment agreement with James C. Rushing III to serve as our Chief Financial Officer. The term of the employment agreement is from March 7, 2005 until January 1, 2008, unless terminated sooner pursuant to the agreement. The agreement automatically renews for an additional 12-month period unless we notify him prior to January 1, 2008 of our intention not to renew. The agreement provides for a base salary of $185,000 in year 1, $205,000 in year 2, and $225,000 in year 3. He is also entitled to receive an annual incentive cash and incentive stock option bonus based upon performance in such amount as may be determined by the President of UltraStrip. The incentive cash bonus may not be more than 50% of his base salary and is payable during the second week of December of each year of the term. In addition, Mr. Rushing may be granted an incentive stock option to purchase up to 75,000 shares of UltraStrip's common stock at an exercise price per share equal to 110% of the fair market value per share of the Company's common stock on and at the last day of December of each of 2005, 2006, and 2007, with such options exercisable at any time through December 31, 2014. As additional compensation, Mr. Rushing was also granted upon execution of his employment agreement an incentive stock option to purchase 400,000 shares of UltraStrip's common stock. One hundred thousand of these options vested upon signing of his employment agreement and the balance vest six months thereafter. 100,000 stock options are at an exercise price per share that is equal to $1.00 or the initial trading price per share on a public exchange if below $1.00, if such a trading market occurs within the initial six months of his employment agreement. The balance is exercisable at 110% of the fair market value. These options are exercisable at any time through December 31, 2014. We also agreed to pay him $20,000 upon evidence of moving permanently to Stuart, Florida, in order to help defray his moving, settlement and other costs related to his relocation. We also agreed to reimburse the executive for certain automobile expenses and also to reimburse him for certain temporary local living expenses as may be mutually agreed by our Chief Executive Officer and Mr. Rushing for up to six months from the signing of his employment agreement. In the event the agreement is terminated without cause by the Company, Mr. Rushing would be entitled to a cash payment equal to six months' base salary payable and would be entitled to all performance bonuses earned by the executive prior to such termination.

         On January 1, 2005, we entered into an employment agreement with John
P. Odwazny to serve as our Chief Operating Officer. The term of the agreement is from January 1, 2005 until January 1, 2008, unless terminated sooner pursuant to the agreement. The agreement is automatically renewable for a 12-month period unless we notify him prior to January 1, 2008 of our intention not to renew. His base salary is $150,000 in year 1, $165,000 in year 2, and $180,000 in year 3. He is also entitled to an annual incentive cash and incentive stock option bonus based on performance in an amount as may be determined by the President of UltraStrip. The incentive cash bonus is limited to 40% of base salary. Each incentive cash bonus is payable during the second week of December of each year of the term. In addition, the executive may be granted an incentive stock option to acquire up to 60,000 shares of UltraStrip's common stock at an exercise price per share equal to 110% of the fair market value of UltraStrip's common stock on and after the last day of December each of 2005, 2006 and 2007. These options are exercisable at any time through December 31, 2014. Upon execution of his employment agreement, we also granted him an incentive stock option to purchase 300,000 shares of common stock at an exercise price of 110% of the fair market value per share of UltraStrip's common stock. These options are exercisable at any time through December 31, 2014. We also agreed to reimburse the executive for certain automobile expenses. The employment agreement also provides for severance in the event he is terminated without cause. In such event, he would receive a cash payment equal to two months' of his base salary for every year of employment, or a fraction thereof, and he would be entitled to all performance bonuses earned prior to termination.

         On February 28, 2005, we entered into an employment agreement with Jacqueline K. McGuire to serve as our Vice President of Administration and Secretary. The term of the employment agreement is from February 28, 2005 to

January 1, 2008, unless terminated sooner pursuant to the agreement. Her base salary is $115,000 in year 1, $125,000 in year 2, and $135,000 in year 3. We also agreed to pay her an annual incentive cash and incentive stock option bonus, in such amount as may be determined by the President of UltraStrip based upon performance. The incentive cash bonus is limited to 30% of her base salary. In addition, the executive may be granted an incentive stock option to acquire not more than 40,000 shares of UltraStrip's common stock at an exercise price per share that is equal to 110% of the fair market value per share of UltraStrip's common stock on and after the last day of each of December 2005, 2006, and 2007, with the options exercisable at any time through December 31, 2014. Upon execution of her employment agreement, we also granted her an incentive stock option to purchase 100,000 shares of UltraStrip's common stock at an exercise price equal to 110% of the fair market value per share of UltraStrip's common stock. These options are exercisable at any time through December 31, 2014. In the event we terminate her without cause, we agreed to pay a cash payment equal to two months' base salary for every year of employment, or a fraction thereof, payable within 30 days of the date of such termination, and she would be entitled to all performance bonuses earned by her prior to termination.

         On January 1, 2005, we entered into an employment agreement with Michael R. Donn, Sr. to serve as our Vice President of Operations. The term of the agreement is from January 1, 2005 until January 1, 2008, unless terminated sooner pursuant to the agreement. The agreement automatically renews for an additional 12-month period unless UltraStrip notifies the executive prior to January 1, 2008 that the agreement will not be renewed. The executive's base salary is $125,000 in year 1, $137,000 in year 2, and $149,000 in year 3. The executive is also entitled to an annual incentive cash and incentive stock option bonus based on performance in such amount as the President of UltraStrip determines. The incentive cash bonus is limited to 35% of his base salary and is payable the second week of December of each year of the term. In addition, the executive may be granted an incentive stock option to acquire up to 50,000 shares of the Company's common stock at an exercise price per share equal to 110% of the fair market value per share of UltraStrip's common stock on and after the last day of each of December 2005, 2006, and 2007, with such options being exercisable at any time through December 31, 2014. In addition, upon execution of the agreement, we granted an incentive stock option to purchase 200,000 shares of UltraStrip's common stock at an exercise price equal to 110% of the fair market value per share of UltraStrip's common stock. These options are exercisable at any time through December 31, 2014. We also agreed to reimburse him for certain automobile expenses. He is also entitled to severance if he is terminated by UltraStrip without cause. In such event, he will be entitled to a cash payment equal to two months of his base salary for every year of employment or a fraction thereof, and he would also be entitled to all performance bonuses earned by him prior to termination.

         Dennis McGuire entered into a consulting agreement with UltraStrip on October 3, 2003, pursuant to which he voluntarily waived rights to defer compensation in the amount of $408,161. The four-year consulting agreement provided for compensation of $200,000 in year 1, $225,000 in year 2, and $250,000 in years 3 and 4. Mr. McGuire also was granted options to purchase 3,000,000 shares of UltraStrip's common stock at an exercise price of $1.30 per share. On April 29, 2005, we mutually agreed to terminate such consulting agreement and we entered into a three year employment agreement with Mr. McGuire to serve as the chief technology officer of our wholly-owned subsidiary, Echosphere Technologies, Inc. The employment agreement provides for a base annual salary of $225,000 until October 3, 2005, at which time his annual salary will increase to $250,000 for the remainder of the first year of the term, and $250,000 in annual salary during the second and third years of the term. He is also eligible to receive a discretionary annual bonus in an amount to be determined by our compensation committee based on any criteria or factors the board of directors deems appropriate, and is entitled to the reimbursement or advancement of certain business related expenses.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------

                                                   % OF TOTAL
                               NUMBER OF           OPTION/SARS
                               SECURITIES          GRANTED TO
                          UNDER-LYING OPTIONS/    EMPLOYEES IN         EXERCISE PRICE PER    EXPIRATION DATE
          NAME                SARS GRANTED         FISCAL YEAR              SHARE
------------------------- --------------------- ------------------ ------------------------ ------------------
Stephen R. Johnson              500,000                                     $1.00
------------------------- --------------------- ------------------ ------------------------ ------------------

STOCK OPTION AND EQUITY INCENTIVE PLANS

1999 - Outside Directors Stock Option Plan
------------------------------------------

On August 15, 1999, we adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of UltraStrip. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. No options are outstanding under this plan.

2000 - Long Term Incentive Program
----------------------------------

On August 18, 2000, we adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2004, options to purchase 324,997 shares of Common Stock at $3.00 per share have been granted pursuant to the plan.

2003 Stock Option Plan - Management & Employee Incentive Plan
-------------------------------------------------------------

On November 17, 2003, UltraStrip adopted the 2003 Stock Option Plan - Management & Employee Incentive Plan, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of Common Stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan terminates November 17, 2013. As of December 31, 2004, 30,500 options had been granted under this Plan.

2003 Stock Option Plan - Outside Directors and Advisory Board Members
---------------------------------------------------------------------

On November 17, 2003, we adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provides for the granting of 2,000,000 stock options to members of these Boards who are not full or part time employees of UltraStrip. Under the Plan, each eligible Outside Director will be granted an option to purchase up to 100,000 shares on the date the person is elected to the Board and will be granted an option to purchase 25,000 (50,000 if Chairman) shares upon reelection to the Board at each annual shareholders meeting, provided the Director has served for the previous twelve months. Each Outside Director who is appointed to UltraStrip's Audit Committee, Compensation Committee, Finance Committee or an other "Qualifying" Committee shall be granted an option to purchase 5,000 shares for each Qualifying Committee upon which he serves upon the date which person is first appointed to serve and will be granted an option to purchase 5,000 shares on the day after the annual shareholders meeting for each committee he serves on, provided the Director has served the previous twelve month. Each eligible Director Advisor will be granted an option to purchase up to 25,000 shares on the date the person is first appointed as an Advisory Board member and will be granted an option to purchase 10,000 shares upon reappointment to the Advisory Board at each annual shareholders meeting, provided the Director Advisor has served for the previous twelve months. Option grants under this Plan may also be granted as compensation for services provided by Directors and Director Advisors in calendar year 2002. Exercise price of stock options shall be 110% of the fair market value per share on the grant date. The options granted become exercisable for (a) 1/3 of option shares upon grant (b) 1/3 of option shares on first year's anniversary date and (c) 1/3 of options shares on third anniversary date. The Plan may be amended or terminated by the shareholders of UltraStrip or by the Administrator provided the Administrator consults with the Board and/or legal counsel. As of December 31, 2004, options to purchase 366,666 shares of common stock have been granted pursuant to this Plan. The Plan shall continue in existence for a term of ten years unless terminated by UltraStrip.

         SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

--------------------------------------------------------------------------------------------------------
                                 EQUITY COMPENSATION PLAN INFORMATION
--------------------------  -----------------------  ----------------------  ---------------------------
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))

      PLAN CATEGORY                   (A)                      (B)                       (C)
--------------------------  -----------------------  ----------------------  ---------------------------
Equity compensation plans
approved by security
holders                            858,729                    $1.94                   9,277,837
--------------------------  -----------------------  ----------------------  ---------------------------
Equity compensation plans
not approved by security
holders                            974,999                    $3.54                          --
--------------------------  -----------------------  ----------------------  ---------------------------
          TOTAL                  1,833,728                    $2.79                   9,277,837
--------------------------  -----------------------  ----------------------  ---------------------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------
                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
--------------------------------------------------------------------------------
The following table sets forth the number of shares of UltraStrip's voting stock beneficially owned as of April 30, 2005 by (i) those persons known by UltraStrip to be owners of more than 5% of UltraStrip's Common Stock, (ii) each director of UltraStrip, (iii) our chief executive officer and the other executive officers listed in the Summary Compensation Table of this Form 10-KSB/A, and (iv) all executive officers and directors of UltraStrip as a group:
--------------------------------------------------------------------------------
                                    NUMBER OF SHARES OF          PERCENTAGE OF
NAME OF BENEFICIAL OWNER               COMMON STOCK               COMMON STOCK
     AND ADDRESS(1)                 BENEFICIALLY OWNED(2)          OUTSTANDING
--------------------------------------------------------------------------------
Dennis and Jacqueline McGuire(3)           9,861,064                  17.8%
---------------------------------  ----------------------  ---------------------
Kevin Grady(4)                             7,140,372                  14.3%
---------------------------------  ----------------------  ---------------------
John E. Bares(5)                             100,000                      *
---------------------------------  ----------------------  ---------------------
Michael R. Donn(6)                           685,000                   1.4%
---------------------------------  ----------------------  ---------------------
Stephen Johnson(6)                         1,086,000                   2.1%
---------------------------------  ----------------------  ---------------------
Gordon G. Kuljian(5)                         100,000                      *
---------------------------------  ----------------------  ---------------------
John P. Odwazny(6)(7)                      1,252,307                   2.5%
---------------------------------  ----------------------  ---------------------
James C. Rushing, III(6)                     515,000                   1.0%
---------------------------------  ----------------------  ---------------------
George R. Sterner(5)                         320,000                   1.0%
---------------------------------  ----------------------  ---------------------
Barry Hechtman                               100,000                      *
---------------------------------  ----------------------  ---------------------
Officers and Directors as a Group         21,159,743                  36.0%
(11 persons)                              ----------                  -----
---------------------------------  ----------------------  ---------------------
 *  Less than 1%
(1) The business address of each person is c/o UltraStrip Systems, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997.
(2) Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise.
(3) Includes 90,000 shares of Common Stock owned by Mrs. McGuire and
    4,371,064 shares owned jointly. Also includes 5,000,000 shares issuable upon exercise of options and warrants held by Mr. McGuire.
(4) An employee.
(5) A director.
(6) An executive officer and director.
(7) Includes 346,112 shares held by Mr. Odwazny's wife.

BOARD OF DIRECTORS
-------------------

         The business of UltraStrip is managed under the direction of the Board of Directors. It has the responsibility for establishing broad corporate policies and for reviewing the overall performance of UltraStrip. It is not however, involved in the operating details on a day-to-day basis. The Board of Directors is kept advised of our business through regular written communications and discussions with management.

COMMITTEES

         We have a Compensation Committee, Audit Committee and Nominating Committee, and except with respect to James C. Rushing, III, each consisting of non-employee directors. We currently have four non-employee directors, all of whom are independent as the term is defined by the rules of the Nasdaq Stock Market, while the board has not currently determined that Vice Admiral Sterner, John Bares, Barry Hechtman, and Gordon G. Kuljian are independant, we believe they are independent.

         AUDIT COMMITTEE

         The Audit Committee's primary role is to review our accounting policies and issues which may arise in the course of our audit. The Audit Committee selects our independent auditors, approves all audit and non-audit services, and reviews the independence of our auditors. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters.

         The members of the Audit Committee are Barry Hechtman, who serves as its chairman, and Gordon G. Kuljian. Our Board of Directors has determined that Barry Hechtman is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act.

         The Audit Committee was established in 2001 and held five meetings in 2004.

         COMPENSATION COMMITTEE

         The Compensation Committee determines the compensation of our executive officers. The Compensation Committee held three meetings in 2004.


         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee are Vice Admiral George R. Sterner, who serves as its chairman, and James C. Rushing, III. During the first half of 2004 Eugene C. Rainis and John M. Gumersell served on the Committee with James C. Rushing, III. There are no members of the Compensation Committee who were officers or employees of UltraStrip or any of its subsidiaries during the fiscal year, formerly officers of UltraStrip, or had any relationship otherwise requiring disclosure in this Form 10-KSB/A.

         NOMINATING COMMITTEE

         Our Nominating Committee's role is to nominate candidates for our board of directors. The Committee has not established any specific minimum qualifications or criteria that a nominee must possess, and will consider a number of factors, including background, education, and industry experience in evaluating nominees. The nominating committee was established in June 2004 and met one time during 2004. The members of the Nominating Committee are George R. Sterner, who serves as its chairman, and James C. Rushing, III.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two years, UltraStrip has engaged in certain transactions with directors, executive officers and significant shareholders, in which the amount involved exceeds $60,000, as follows:

Dr. Bares, a director, serves as the director of the National Robotics Engineering Consortium ("NREC") at Carnegie Mellon University. UltraStrip and the NREC entered into a development agreement in September 1999 pursuant to which the NREC designs and develops technologies and constructs robots that are derivative of UltraStrip's original robotic stripping concept. For the years ended December 31, 2004 and 2003, UltraStrip incurred costs of $0 and $463,865, to NREC. At December 31, 2004 and 2003, we owed NREC $255,073 and $531,213, respectively.

Vice Admiral George Sterner, a director, entered into a consulting agreement with UltraStrip in September 2001 prior to his election to the Board of Directors in March 2002. Pursuant to this agreement, which expired August 2003, Vice Admiral Sterner received consulting fees of $10,000 per month and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote UltraStrip's products to the United States Navy and certain large U.S. shipyards and defense contractors. At December 31, 2004, $240,000 was payable to Vice Admiral Sterner in consulting fees and approximately $39,000 in commissions.

Mr. Dennis McGuire, founder of UltraStrip and Chief Technology Officer of Echosphere Technologies, Inc., entered into a Consulting Agreement in October 2003 in which he assigned all current patents, patents pending and future patents to be developed under his agreement to UltraStrip. This Agreement terminated in April 2005 when he signed an Employment Agreement with UltraStrip. He received annual compensation of $200,000 in year one and $225,000 in year two until its termination. Mr. McGuire also received options to purchase 3,000,000 shares of UltraStrip's Common Stock at an exercise price of $1.30 per share.

Over the last two years, UltraStrip has relied on borrowing principally from officers, directors and significant shareholders to fund its operations. The table below sets forth the financing activities with related parties during 2003 and 2004:

---------------------------------------------------------------------------------------
                       AMOUNTS       AMOUNTS     AMOUNTS
                      BORROWED IN   BORROWED   COVERTED TO
    DESCRIPTION          2003       IN 2004       EQUITY           DUE DATE
---------------------------------------------------------------------------------------
Robert Baratta (1)     $398,000          --           --     Due on demand
Kevin Grady (2)        $517,893          --     $517,893     N/A
Dennis & Jacqueline    $593,044     305,000     $898,044     Restructured to equity `04
McGuire (3)(2)
Eugene Rainis (4)    $1,145,000          --           --     Due September 14, 2004
George Sterner (5)     $240,000          --           --     Due March 31, 2005
---------------------------------------------------------------------------------------
Total                $2,893,937     305,000   $1,415,937
---------------------------------------------------------------------------------------

(1) A former officer and director.
(2) A 5% shareholder and employee.
(3) Mrs. McGuire is an  executive officer and Mr. McGuire is a key employee.
(4) A former director.
(5) A director.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, requires UltraStrip's officers, directors and persons who own more than 10 percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on our review of the Forms 3 and 4 submitted to us during and for fiscal 2004, except for the ___ filings noted below, we believe that our directors, executive officers and 10% shareholders complied with all Section 16(a) filing requirements.

----------------------  ------  -------------  ----------------------
NAME                    FORM    DATE OF EVENT        EXPLANATION
----------------------  ------  -------------  ----------------------
Jacqueline McGuire and  Form 4     1/30/04     Filed late on 3/17/04.
Dennis McGuire          Form 4     2/19/04     Filed late on 3/17/04.
----------------------  ------  -------------  ----------------------
Kevin P. Grady          Form 4      7/7/04     Filed late on 7/12/04.
                        Form 4     6/17/04     Filed late on 6/25/04.
                        Form 4      4/6/04     Filed late on 5/10/04.
                        Form 4     2/20/04     Filed late on 3/17/04.
----------------------  ------  -------------  ----------------------

ITEM 13. EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

3.1       Articles of Incorporation (1)

3.2       Bylaws (1)

4.1       Certificate of Designation for Series A Preferred (1)

4.2       Certificate of Designation for Series B Preferred (1)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

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

10.11 Joint Venture Agreement between UltraStrip Systems, Inc. and four Japanese firms dated April 13, 2004. (3)

10.12 Promissory Note between UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire dated May 5, 2004. (4)

10.13 Subscription and Purchase Warrant Agreement between Eugene Rainis and UltraStrip Systems, Inc. dated June 15, 2004. (4)

10.14 Extension of Maturity of Note between Dennis & Jacqueline McGuire and UltraStrip Systems, Inc. dated June 13, 2004. (5)

10.15 Promissory Note between UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire dated September 1, 2004. (5)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
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

10.18 Promissory Note between UltraStrip Systems, Inc. John Odwazny dated July 16, 2004. (5)

10.19 Promissory Note between UltraStrip Systems, Inc. John Odwazny dated August 16, 2004. (5)

10.20 Extension of Maturity of Note between Plummer Brothers and UltraStrip Systems, Inc. dated July 21, 2004. (5)

10.21 Extension of Maturity of Note between Plummer Brothers and UltraStrip Systems, Inc. dated October 21, 2004. (5)

10.22 Promissory Note between UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire dated October 5, 2004. (6)

10.23 Promissory Note between UltraStrip Systems, Inc. and Dennis and Jacqueline McGuire dated October 12, 2004. (6)

10.24     Promissory Note between UltraStrip Systems, Inc. and Dennis and
                  Jacqueline McGuire dated October 25, 2004.  (6)

10.25 Settlement Agreement and Mutual Release between UltraStrip Systems, Inc. and Mirkin & Woolf, PA dated November 11, 2004. (6)

10.26     Form of Convertible Promissory Note (6)

10.27     Form of Warrant ($1.00) (6)

10.28     Form of Warrant ($1.25) (6)

10.29     Employment Agreement with James C. Rushing, III. (6)

10.30     Employment Agreement with Jacqueline K. McGuire. (6)

10.31     Employment Agreement with John P. Odwazny. (6)

10.32     Employment Agreement with Michael R. Donn, Sr. (6)

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
31.1      Certification of Chief Executive Officer (Section 302)

31.2      Certification of Chief Financial Officer (Section 302)

32.1      Certification of Chief Executive Officer (Section 906)

32.2      Certification of Chief Executive Officer (Section 906)

----------

(1)  Contained in Form 10-SB/A filed on May 1, 2001.
(2)  Contained in Form 10-QSB filed on April 20, 2004.
(3)  Contained in Form 10-QSB filed on May 24, 2004.
(4)  Contained in Form 10-QSB filed on August 31, 2004.
(5)  Contained in Form 10-QSB filed on November 17, 2004.
(6)  Contained in Form 10-KSB filed on April 15, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT'S FEES AND SERVICES

AUDIT FEES

We were billed $82,989 for the fiscal year ended December 31, 2003, and $131,182 for the fiscal year ended December 31, 2004, for professional services rendered by our independent registered public accounting firm for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our filings.

AUDIT RELATED FEES

There were no audit related fees for the fiscal years ended December 31, 2004 and 2003.

TAX FEES

There were tax fees of $7,735 and $0 for the fiscal years ended December 31, 2004 and 2003, respectively. Tax fees include fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our independent registered public accounting firm during the last two fiscal years.

UltraStrip's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden, P.A. as UltraStrip's independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden, P.A. in 2004 were approved by the Board of Directors.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ULTRASTRIP SYSTEMS, INC.

Date:    May 2, 2005                /s/ Stephen R. Johnson
                                   --------------------------------------
                                   President and  Chief Executive Officer

                                   /s/ James C. Rushing III.
                                   --------------------------------------
                                   Chief Financial Officer and Principal
                                   Accounting Officer