Form 10QSB
period 2005-03-31
ULTRASTRIP SYSTEMS INC
filed 2005-08-03
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


[ ]  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE  TRANSITION PERIOD FROM               TO
                                             -------------    --------------

Commission file number  000-25663
                        ------------

                            ULTRASTRIP SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

            Florida                                            65-0841549
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34997
                    (Address of principal executive offices)

                                 (772) 287-4846
                           (Issuer's telephone number)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]      No  [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,038,779 shares of common stock were outstanding as of July 29, 2005.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]    No  [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
PART I.             FINANCIAL INFORMATION

      Item 1.       Consolidated Financial Statements (unaudited)
                         Consolidated Balance Sheet........................  1
                         Consolidated Statements of Operations.............  2
                         Consolidated Statements of Cash Flows.............  3
                         Notes to Consolidated Financial Statements........  4
      Item 2.       Management's Discussion and Analysis or Plan of
                    Operation.............................................. 10
      Item 3.       Controls and Procedures................................ 15

PART II.            OTHER INFORMATION

      Item 1.       Legal Proceedings...................................... 16
      Item 2.       Unregistered Sales of Equity Securities and
                         Use of Proceeds................................... 16
      Item 3.       Defaults Upon Senior Securities........................ 16
      Item 4.       Submission of Matters to a Vote of Security Holders.... 16
      Item 5.       Other Information...................................... 16
      Item 6.       Exhibits and Reports on Form 8-K....................... 16

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                     ULTRASTRIP SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

=========================================================================================================
                                                                                          March 31, 2005
---------------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash
                                                                                          $      143,576
   Accounts receivable                                                                             8,293
   Inventories                                                                                   845,976
   Prepaid expenses and other                                                                     53,942
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                           1,051,787

PROPERTY AND EQUIPMENT, NET                                                                      221,889

PATENTS, NET                                                                                      81,332

OTHER ASSETS                                                                                      58,065
---------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                              $    1,413,073
=========================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                       $      481,150
   Accounts payable - related parties                                                            381,089
   Accrued expenses                                                                              736,563
   Notes payable - current portion                                                             1,917,052
   Notes payable - current portion                                                               540,351
---------------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                                      4,056,205

NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION                                           101,335

TOTAL LIABILITIES                                                                              4,157,540

Minority interest of consolidated affiliates                                                     445,178

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A
   250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                                 1,440,098

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share
   redemption amount plus dividends in arrears                                                 3,838,650

COMMITMENTS AND CONTINGENCIES (Note 10)

CAPITAL DEFICIT

   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 47,841,113 shares
   issued and outstanding                                                                        478,411
   ADDITIONAL PAID-IN CAPITAL                                                                 25,879,665
   ACCUMULATED DEFICIT                                                                       (34,826,469)
---------------------------------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                                                         (8,468,393)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK,  AND CAPITAL        $    1,413,073
DEFICIT
=========================================================================================================

See accompanying notes to the consolidated financial statements.

                    ULTRASTRIP SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              For three months ended
                                                                                    March 31,
===================================================================================================
                                                                             2005              2004
---------------------------------------------------------------------------------------------------
REVENUES                                                             $     16,852      $  1,763,443

COST OF REVENUES                                                           13,049           948,750
---------------------------------------------------------------------------------------------------

GROSS PROFIT                                                                3,803           814,693

OPERATING EXPENSES:
     Selling, general and administrative                                1,137,290           865,312
     Non-cash compensation expense                                             --             5,284
---------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                                1,137,290           870,596
---------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                   (1,133,487)          (55,903)

OTHER (INCOME) EXPENSE:
     Other income                                                          (1,590)             (389)
     Interest expense                                                     330,283           196,418
     Minority interest in net loss of consolidated affiliates              (3,338)               --
----------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSE                                                       325,355           196,029
----------------------------------------------------------------------------------------------------

NET LOSS                                                               (1,458,842)         (251,932)

PREFERRED STOCK DIVIDENDS                                                 (92,125)          (92,125)
----------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                                  $ (1,550,967)     $   (344,057)
====================================================================================================


NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                        $      (0.03)     $      (0.01)
====================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   46,957,853        42,692,518
====================================================================================================















See accompanying notes to the consolidated financial statements

                    ULTRASTRIP SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              For the three months ended
                                                                                     March  31,
                                                                              2005              2004
========================================================================================================
OPERATING ACTIVITIES:
   Net loss                                                               $(1,458,842)     $  (251,932)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                           45,897           65,112
       Accretion of discount on notes payable                                 289,377          151,963
       Amortization of deferred compensation                                       --            5,284
       Common stock issued in settlement of accrued interest and
         commission                                                                --          247,513
       Minority interest in consolidated affiliates                            3,338                --
   Change in operating assets and liabilities:
         Accounts receivable                                                   39,532         (438,019)
         Inventories                                                         (693,299)         (20,170)
         Prepaid expenses                                                      94,962          210,770
         Other assets                                                         (58,065)
         Accounts payable                                                      (1,819)         254,276
         Accounts payable - related parties                                  (246,425)          28,163
         Accrued expenses                                                      (9,546)        (666,065)
-------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                      (1,994,890)        (413,105)
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment                                                       (3,123)         (34,164)
-------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                          (3,123)         (34,164)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and warrants to related
     parties                                                                  136,335          250,000
   Repayments of notes payable                                               (406,492)         (82,149)
   Repayment of notes payable to related parties                             (100,000)              --
   Proceeds from Issuance of Bridge Loans                                   1,836,501               --
   Proceeds from sale of warrants                                                  --          180,000
   Proceeds from sale of equity interests                                     491,840               --
-------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                   1,958,184          347,851
-------------------------------------------------------------------------------------------------------

Net decrease in cash                                                          (39,829)         (99,418)

Cash , beginning of period                                                    183,405          183,417
-------------------------------------------------------------------------------------------------------

Cash , end of period                                                      $   143,576      $    83,999
=======================================================================================================

See accompanying notes to the consolidated financial statements

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of UltraStrip Systems, Inc. and its wholly-owned subsidiary, Ecosphere Technologies, Inc. and affiliates Ultrastrip Japan, Ltd. and Robotics Investment Group LLC (the "Company"). Ecosphere Technologies was formed during the first quarter of 2005 and will market and produce the Company's water filtration technology. Ultrastrip Japan was formed in April 2004 to market and service the ship coating removal needs of the Japanese ports.

         The Company is associated with two entities which have been consolidated into these financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities. The first entity, Ultrastrip Japan, Ltd (USJ) was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004 and provided a two year term loan of $32,000 during the first quarter of 2005. The second entity, Robotics Investment Group, LLC (RIG), was organized in December 2004. The purpose of RIG is to purchase a M3500 Robotic Vehicle from the Company and lease the M3500 to USJ.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with
         Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management's Discussion and Analysis and Plan of Operation contained in this report and the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

         FINANCIAL ACCOUNTING STANDARDS BOARD INTERPRETATION (FIN) NO. 46R

         Effective January 1, 2005, the Company has adopted FIN 46R for the purpose of consolidating financial statements for entities that meet the requirements listed in FIN 46R. The two entities which qualify for consolidation are Ultrastrip Japan, Ltd. (USJ) and Robotics Investment Group, LLC (RIG). The Company owns 49.9% of USJ which is not a controlling amount, but in accordance with the provisions of FIN 46R, the entity is a variable interest entity which should be consolidated. Regarding RIG, the Company currently has 0% direct interest in the entity. However, RIG's design is to finance the leasing of one of the Company's M3500 Robotic vehicles to USJ. Additionally, the Company will acquire an interest in the lease equal to the percentage of the purchase price of the M3500 which RIG cannot pay. Thus, RIG qualifies for treatment as a special purpose entity to be consolidated in accordance with the provisions of FIN 46R. The effect of consolidating these two entities added $78,000 to Ultrastrip's assets and reduced Ultrastrip's liabilities by $364,000, due to the elimination of a deposit on equipment from RIG. As of March 31, 2005, USJ and RIG have had little operating activies so the effect on the income statement is to increase the loss by $3,338.


2.       GOING CONCERN

         The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2005, the Company incurred losses of approximately $1.5 million, had a working capital deficiency of approximately $3.0 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for approximately $5.3 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

         The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         operations. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

         The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

3.       ACCRUED EXPENSES

         The major components of accrued expenses are summarized as follows:

         March 31, 2005
         ----------------------------------------------------------------------
         Accrued payroll and related benefits                       $   516,234
         Accrued Interest                                               149,442
         Other accrued expenses                                          70,887
         ----------------------------------------------------------------------
         Total accrued expenses                                     $   736,563
         ======================================================================

4.       NOTES PAYABLE

   (A.)  RELATED PARTIES
         Notes payable to related parties consist of the following:

                                                                 MARCH 31, 2005
         -----------------------------------------------------------------------

         Notes payable to shareholder: $1,000,000 note
         payable, net of discount, due on September 14, 2004,
         collateralized by all existing equipment and
         machinery utilized to manufacture the Company's
         product; $125,000 note payable, net of discount,
         due on September 14, 2004, collateralized by all
         existing equipment and machinery utilized to
         manufacture the Company's product; and $20,000 note
         payable, interest at prime plus 2% (7.75% at March
         31, 2005), due upon demand. Since September 14, 2004,
         the due date for the majority of these notes, the
         Company has been negotiating with the note holder
         about renewal terms.                                        $ 1,145,000

         Unsecured notes payable to shareholder, interest at
         prime plus 2% (7.75% at March 31, 2005), due on
         demand.                                                         398,000

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Unsecured notes payable to Director, interest at
         prime plus 2% (7.75% at March 31, 2005), due March
         31, 2005. The note has been extended through
         September 30, 2005.                                             240,000

         Note payable to shareholder, collaterized by certain
         machinery and equipment of the Company, interest at
         18%, due on demand.                                              50,000

         Unsecured note payable to a company owned by
         shareholders of UltraStrip, interest at prime plus 2%
         (7.75% at March 31, 2005), due on demand.                        40,000

         Unsecured note payable to owners of Ultrastrip
         Japan, Ltd., interest at 9% per annum, payable March
         31, 2007.                                                        24,835

         Unsecured note payable to employee, interest at 5%,
         payments annually beginning on February 21, 2006, with
         principal payments of $35,000 principal plus interest.          111,500

         Unsecured bridge finance notes payable of $10,000 to
         shareholders, net of discount, convertible into
         common stock at the rate of $1.00 per share of common
         stock, contains two detachable warrants for every
         dollar of principal to acquire shares of common stock
         at an exercise price of $1.00 and $1.25 per share.
         Interest at 5%, due twelve months from respective
         issue dates.                                                      9,052
         -----------------------------------------------------------------------
         Total                                                       $ 2,018,387
         =======================================================================

         Less:    current portion                                    $ 1,917,052
                                                                     -----------

         Long-term debt                                              $   101,335
                                                                     ===========


   (B.)  OTHER
         Notes payable consist of the following:

                                                                      MARCH 31,
                                                                        2005
         -----------------------------------------------------------------------


         Unsecured bridge finance notes payable of $620,000, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due 12 months from respective issue dates. $ 540,351

-------------------------------------------------------------------------------
Total                                                                   540,351

Less current portion                                                $   540,351
-------------------------------------------------------------------------------

Long-term debt                                                      $        --
===============================================================================


5.        COMMON STOCK
          Shares issued
         -------------

         During the three month period ended March 31, 2005, the Company issued 1,766,500 shares of common stock in connection with the conversion of the bridge finance notes payable to equity.

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Shares reserved for issuance
         ----------------------------
         As of March 31, 2005, 29,349,849 shares of Common Stock were reserved for issuance under the Company's two stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.



6.       REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK
         Series A
         --------
         As of March 31, 2005 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $740,098 on March 31, 2005.

         Series B
         --------
         As of March 31, 2005 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,203,630 on March 31, 2005.

7.       LOSS PER SHARE

         Basic loss per common share is computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per common share are excluded from the calculation.

         The Company's outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 24,072,012 shares of common stock at March 31, 2005) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


8.       STOCK-BASED COMPENSATION - PRO FORMA NET LOSS

         The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company's issuance of

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25"). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

         We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations.

         In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) ("Statement 123(R)") which is effective for all accounting periods beginning after December 15, 2005. We will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of our unvested outstanding stock options. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. We have not yet concluded which method we will utilize, nor have we determined what the impact will be on earnings per share.

         The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees:

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         For the three months ended March 31,                2005         2004
         -----------------------------------------------------------------------

         Net loss applicable to common stock,
           as reported                                 $ (1,550,967) $ (344,057)

         Add: Stock-based employee compensation included
           in reported net loss                                  --          --

         Deduct: Total stock-based employee compensation
           expense determined under fair value based
           method for all awards, net of related tax
           effects                                         (269,429)    (64,493)
         ----------------------------------------------------------------------
         Pro forma net loss applicable to common stock $ (1,820,396) $ (408,550)

         Basic loss per common share as reported
                                                       $      (0.03) $    (0.01)
         Basic loss per common share pro forma
                                                       $      (0.04) $    (0.01)


         The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

         For the three months ended March 31,           2005           2004
         -----------------------------------------------------------------------

         Risk free interest rate                      4.22-4.50%    3.92 - 4.25%
                                                     10-20 years    10-20 years
         Expected volatility                                   0%             0%
         Dividend yield
                                                             0.0            0.0


9.       COMMITMENT AND CONTINGENCIES

         The Company has multiple employment agreements with key officers as follows:

         o The Company entered into an employment agreement, effective March 7, 2005, with its Chief Financial Officer calling for annual base compensation of $185,000 in Year 1; $205,000 in Year 2; and $225,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options. Additionally, the agreement provides for a relocation allowance.

         o The Company entered into an employment agreement, effective January 1, 2005, with its Vice President of Administration calling for annual base compensation of $115,000 in Year 1; $125,000 in Year 2; and $135,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

         o The Company entered into an employment agreement, effective January 1, 2005, with its Chief Operating Officer calling for

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                  annual base compensation of $150,000 in Year 1; $165,000 in Year 2; and $180,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

         o The Company entered into an employment agreement, effective January 1, 2005, with its Vice President of Operations calling for annual base compensation of $125,000 in Year 1; $137,000 in Year 2; and $149,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Supplemental disclosure is as follows:


         For the three months ended March 31,              2005           2004
         =======================================================================

         Cash paid for interest                          $    4,068   $   30,304

         Non-cash investing and financing activities:

         Accrued preferred stock dividends               $   92,125   $   92,125

         Warrants issued in connection with financing    $       --   $  135,596

         Common stock issued to settle debt obligations  $1,766,500   $1,417,893


11.      SUBSEQUENT EVENTS

         During the period of April 1, 2005 through July 30, 2005, the Company raised a total of $1,931,000 in convertible bridge finance notes payable with interest at 5%, due 12 months from the respective issue dates that contain two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25. All of the notes were immediately converted to equity.

         In April 2005, the Company contributed one water filtration system, with a book value of approximately $100,000 to the Jean
         Michel-Cousteau's Water Culture Network and agreed to supply the personnel to operate the equipment for six months at no cost the Water Culture Network.

         On April 29, 2005, we purchased a total of 733,334 shares of our common stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau. The Company issued notes payable due December 31, 2005.

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

OVERVIEW

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

The Company is associated with two entities which have been consolidated into these financial statements per FIN 46 (revised). The first entity, Ultrastrip Japan, Ltd (USJ) was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004 and provided a two year term loan of $32,000 during the first quarter of 2005. The second entity, Robotics Investment Group, LLC (RIG), was organized in December 2004. The purpose of RIG is to purchase a M3500 Robotic Vehicle from the Company and lease the M3500 to USJ.

To date, all of the Company's revenues have been generated from the sale of its M3500 coating removal systems, related spare parts and related contract services of the M3500 systems which are used in the removal of paint from large commercial marine vessels. During 2004, 99.6% of revenues came from sales of the M3500 and spare parts to one customer which had an exclusive agreement with the Company, which agreement has expired. The Company does not anticipate receiving material revenue from this customer in 2005. In 2005, the Company expects to continue to generate revenue from the M3500 and commercialize its water filtration system in conjunction with the Water Culture Network by providing its system to third world countries which badly need pure water in order to save lives.

The Company launched Ecosphere, a wholly-owned subsidiary, in the first quarter of 2005. Ecosphere will produce and market the filtration technology developed, originally, in the water-jet surface stripping robotics technology. The "high-volume" filtration of water is anticipated to attract a significant demand into the homeland security as well as global water restoration and filtration crisis areas. The launch event in New York on April 25, 2005 included a reception and demonstrations to several press representatives as well as parties interested in the applications of the filtration technology.

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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended March 31, 2005, the Company did not have any impairment write offs. During the year ended December 31, 2004 the Company did not have any impairment write offs.


RESULTS OF OPERATIONS

REVENUES
--------
Revenues were $16,852 for the three months ended March 31, 2005, as compared to $1,763,443 for the three months ended March 31, 2004, caused by the lack of a major equipment sale during the first quarter of 2005. The Company had spare part sales of $14,958 and royalties of $1,894 for the three months ended March 31, 2005, as compared with equipment sales of $1,750,000, royalties of $4,002 and other revenue of $9,441 for the three months ended March 31, 2004.

COST OF REVENUES
----------------
Cost of revenues was $13,049 for the three months ended March 31, 2005, as compared to $948,750 for the three months ended March 31, 2004. Gross profits declined primarily due to a decline in equipment sales in the first quarter of 2005.

OPERATING EXPENSES
------------------
Operating expenses for the three months ended March 31, 2005 were $1,137,290 compared to $870,596 for the three months ended March 31, 2004. This increase was primarily attributed to $383,099 of 2005 expenses associated with the launch and promotion of Ecosphere which was partially offset by a reduction of commissions.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended March 31, 2005 was $1,133,487 compared to $55,903 loss for the three months ended March 31, 2004. The increase in loss from operations in 2004 was due to a decline in sales and the launch of Ecosphere.

INTEREST EXPENSE
----------------
Interest expense was $330,283 and $196,418 for the three months ended March 31, 2005 and 2004, respectively. This increase was primarily attributable to increases in 2005 convertible debt associated with the Bridge Loans authorized in November 2004.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended March 31, 2005 and March 31, 2004. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,550,967 for the three months ended March 31, 2005, compared to a net loss of $344,057 for the three months ended March 31, 2004. Net loss per common share was $0.03 for the three months ended March 31, 2005 and $0.01 for the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,994,890 for the three months ended March 31, 2005, compared to $413,105 for the three months ended March 31, 2004. This increase is primarily due to the Company's decreased equipment sales in 2005 and resulting decrease in gross profit, plus the launch activities for Ecosphere.

The Company's net cash used in investing activities was $3,123 for the three months ended March 31, 2005 compared to $34,164 for the three months ended March 31, 2004. The change in cash is due to the decrease in equipment purchases.

The Company's net cash provided by financing activities was $1,958,184 for the three months ended March 31, 2005 compared to $347,851 for the three months ended March 31, 2004. The increase is primarily due to increased subscriptions to the Company's Bridge Loan offering of $1,836,510 and sale of equity interests in USJ and RIG, partially offset by a net reduction in short-term debt.

The Company continues to experience losses from operations and with no revenues it is dependent on outside sources of funding to continue its operations. As of the filing of this Report, the Company has only $225,626 and lacks financial resources to meet its March 31, 2005 working capital deficit of $2,993,418 and future operating costs. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities. The Company raised $1,836,500 in bridge loans authorized in November 2004 from various parties during the first quarter of 2005 including $1,366,500 which was immediately converted to common stock. Additionally, subsequent to March 31, 2005 the Company raised $1,931,000 in bridge loans all of which was immediately converted to common stock.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt. The Company is currently expanding sales efforts into the Asian and European markets and is concentrating on marketing Ecosphere's water filtration system. The Company has donated one water filtration system to Jean-Michel Costeau's Water Culture Network and agreed to supply the personnel to operate the system for six months at no cost to the Water Culture Network, which further reduces our liquidity.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Additionally, the Company plans to file a registration statement in order to permit bridge loan investors to be able to sell their common stock, assuming a public market develops. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $3 million, primarily for research and development and working capital requirements within the next 12 months. Its management is seeking to raise this sum from the balance of its Bridge Loan offering.


RELATED PARTY TRANSACTIONS

Our Chairman of the Board of Directors extended his $240,000 note due March 31, 2005 to September 30, 2005 for no consideration. On April 29, 2005, we purchased a total of 733,334 shares of our common stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau. We issued these three shareholders notes due December 31, 2005, which notes are payable with a portion of the proceeds from revenues from the sale of our water filtration systems and our current Bridge Loan offering. Mr. Cousteau resigned as a member of our Board of Directors effective April 29, 2005 and joined our Board of Advisors on the same date.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our commercialization of Ecosphere, our liquidity and our ability to reach accommodations with our creditors. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to resolve contractual issues and the condition of the public equity markets. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2005.


ITEM 3.  CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to Ultrastrip and its consolidated subsidiaries is made known to the officers who certify the Company's financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Ultrastrip carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Ultrastrip's annual and periodic SEC filings.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ultrastrip have been detected.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2005, we issued convertible notes, shares of our common stock and warrants to purchase shares of our common stock to accredited investors which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

We sold $1,836,500 in convertible notes to accredited investors. Purchasers of these notes also received two warrants to purchase shares of our common stock for every dollar invested. The warrants are exercisable at $1.00 and $1.25 respectively. The notes are convertible into shares of our common stock at the rate of $1.00 dollar per share.

We issued 1,766,500 shares of common stock to accredited investors upon conversion of our bridge notes. 1,366,500 of the shares were issued upon conversion of notes sold during the first quarter of 2005, and 400,000 of the shares were issued upon conversion of notes sold during the fourth quarter of 2004.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended March 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders Fduring the three months ended March 31, 2005.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT
NUMBER                         DESCRIPTION

3.1           Articles of Incorporation (1)

3.2           Bylaws (1)

4.1           Certificate of Designation for Series A Preferred (1)

4.2           Certificate of Designation for Series B Preferred (1)

10.1          Employment Agreement with James C. Rushing, III (2)

10.2          Employment Agreement with Jacqueline K. McGuire (2)

10.3          Employment Agreement with John P. Odwazny (2)

10.4          Employment Agreement with Michael R. Donn, Sr. (2)

10.5          Promissory Note (Jackie McGuire)

31.1          Certification of Chief Executive Officer (Section 302)

31.2          Certification of Chief Financial Officer (Section 302)

32.1          Certification of Chief Executive Officer (Section 906)

32.2          Certification of Chief Executive Officer (Section 906)

(1) Contained in Form 10-SB/A filed on May 1, 2001.
(2) Contained in Form 10-KSB filed on April 15, 2005.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UltraStrip Systems, Inc.


August 1, 2005                /s/ Stephen R. Johnson
                              --------------------------------------------------
                              Stephen R. Johnson
                              President and Chief Executive Officer



August 1, 2005                /s/  James C. Rushing III
                              --------------------------------------------------
                              James C. Rushing III
                              Chief Financial Officer / Chief Accounting Officer