Form 10QSB
period 2005-06-30
ULTRASTRIP SYSTEMS INC
filed 2005-08-22
CIK 1071760

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[   ]  TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
       FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [ X ]  No  [   ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 49,367,779 shares of common stock were outstanding as of August 19,2005.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

================================================================================

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.         FINANCIAL INFORMATION

   Item 1.   Consolidated Financial Statements (unaudited)
                  Consolidated Balance Sheet ...............................  1
                  Consolidated Statements of Operations ....................  2
                  Consolidated Statements of Cash Flows ....................  3
                  Notes to Consolidated Financial Statements ...............  4
   Item 2.   Management's Discussion and Analysis and Plan
                  of Operation ............................................. 13
   Item 3.   Controls and Procedures ....................................... 19

PART II.        OTHER INFORMATION

   Item 1.   Legal Proceedings ............................................. 20
   Item 2.   Unregistered Sales of Equity Securities and Use of
             Proceeds ...................................................... 20
   Item 3.   Defaults Upon Senior Securities ............................... 20
   Item 4.   Submission of Matters to a Vote of Security Holders ........... 20
   Item 5.   Other Information ............................................. 20
   Item 6.   Exhibits and Reports on Form 8-K .............................. 20

                         PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.

                            ULTRASTRIP SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

==================================================================================================
                                                                                        June 30,
                                                                                          2005
-------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                              $    341,262
   Accounts receivable                                                                      5,504
   Inventories                                                                          1,108,676
   Prepaid expenses and other                                                              65,970
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    1,521,412

PROPERTY AND EQUIPMENT, NET                                                               179,884

PATENTS, NET                                                                               79,891

OTHER ASSETS                                                                               58,065
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                         $  1,839,252
=================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $    514,804
   Accounts payable - related parties                                                     359,345
   Accrued expenses                                                                       898,192
   Notes payable to related parties - current portion                                   2,702,384
   Notes payable - current portion                                                        555,641
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               5,030,366

NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION                                    111,335

TOTAL LIABILITIES                                                                       5,141,701

Minority interest in consolidated affiliates                                              572,690

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A 250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                          1,466,348

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share
   redemption amount plus dividends in arrears                                          3,904,525

COMMITMENTS AND CONTINGENCIES (Note 9)

CAPITAL DEFICIT
   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 48,397,779 shares
   issued and outstanding                                                                 483,978
   ADDITIONAL PAID-IN CAPITAL                                                          26,627,820
   ACCUMULATED DEFICIT                                                                (36,357,810)
-------------------------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                                                  (9,246,012)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK, AND CAPITAL
DEFICIT                                                                              $  1,839,252
=================================================================================================

         See accompanying notes to the consolidated financial statements

                            ULTRASTRIP SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    For three months ended       For the six months ended
                                                                           June 30,                     June 30,
--------------------------------------------------------------------------------------------------------------------------
                                                                   2005           2004            2005            2004
--------------------------------------------------------------------------------------------------------------------------
REVENUES                                                      $      5,853    $     93,144    $     22,705    $  1,856,588

COST OF REVENUES                                                     3,248          44,382          16,297         993,132
--------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                         2,605          48,762           6,408         863,456

OPERATING EXPENSES:
     Selling, general and administrative                         1,090,301         555,905       2,227,591       1,421,217
     Non-cash compensation expense                                  85,173           5,284          85,173          10,569
--------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                         1,175,474         561,189       2,312,764       1,431,786
--------------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                            (1,172,869)       (512,427)     (2,306,356)       (568,330)

OTHER (INCOME) EXPENSE:
     Other income                                                     (779)           (171)         (2,370)           (560)
     Interest expense                                              359,239         191,531         689,522         387,949
--------------------------------------------------------------------------------------------------------------------------
     Minority Interest in net income (loss) of consolidated
        affiliates                                                      13              --          (3,325)             --
--------------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                                358,473         191,360         683,827         387,389
?--------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                        (1,531,342)       (703,787)     (2,990,183)       (955,719)

PREFERRED STOCK DIVIDENDS                                          (92,125)        (92,125)       (184,250)       (184,250)
--------------------------------------------------------------------------------------------------------------------------

NET LOSS APPLICABLE TO COMMON STOCK                           $ (1,623,467)   $   (795,912)   $ (3,174,433)   $ (1,139,969)
==========================================================================================================================


NET LOSS PER COMMON SHARE (BASIC AND DILUTED)                 $      (0.03)   $      (0.02)   $      (0.07)   $      (0.03)
==========================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            47,952,055      44,007,041      47,730,385      43,349,504
==========================================================================================================================

        See accompanying notes to the consolidated financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    For the six months ended
                                                                                            June 30,
                                                                                       2005           2004
-------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                                        $(2,990,183)   $  (955,719)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                    90,897        130,604
       Accretion of discount on notes payable                                          519,623        300,808
       Amortization of deferred compensation                                                --         10,569
       Common stock issued in settlement of accrued interest and commission                 --        252,013
       Warrants issued for services                                                     85,173             --
       Minority Interests in consolidated affiliates                                     3,325             --
       Note payable issued for employee compensation                                    86,500             --
   Change in operating assets and liabilities:
         Accounts receivable                                                            42,321        210,077
         Inventories                                                                  (955,999)       (73,296)
         Prepaid expenses                                                               82,934        208,803
         Other Assets                                                                  (58,065)            --
         Accounts payable                                                               31,835       (121,013)
         Accounts payable - related parties                                           (268,169)      (252,064)
         Accrued expenses                                                              152,083       (650,413)
-------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                               (3,177,725)      (939,631)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
    Purchase of equipment                                                               (4,677)       (41,800)
    Investment in affiliate                                                                 --        (50,000)
-------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                   (4,677)       (91,800)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable and warrants                                    --        400,000
    Proceeds from issuance of notes payable and warrants to related parties            140,885        200,000
    Repayments of notes payable                                                       (406,493)      (202,152)
    Repayment of notes payable to related parties                                     (120,000)            --
    Proceeds from issuance of bridge loans                                           3,106,500             --
    Proceeds from sale of equity interests                                             619,367             --
    Proceeds from issuance of common stock                                                  --         25,000
    Proceeds from sale of warrants                                                          --        471,500
-------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                            3,340,259        894,348
-------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                        157,857       (137,083)

Cash , beginning of period                                                             183,405        183,417
-------------------------------------------------------------------------------------------------------------

Cash , end of period                                                               $   341,262    $    46,334
=============================================================================================================

        See accompanying notes to the consolidated financial statements.

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of UltraStrip Systems, Inc. (the "Company"), its wholly-owned subsidiary, Ecosphere Technologies, Inc. ("Ecosphere") and two entities that the Company has an interest in, Ultrastrip Japan, Ltd. ("USJ") and Robotics Investment Group, LLC ("RIG"). Ecosphere was formed during the first quarter of 2005 to market and produce the Company's water filtration technology. USJ was formed in April 2004 to market and service the ship coating removal needs of the Japanese ports and RIG was formed to purchase equipment leased to USJ.

         USJ and RIG have been consolidated into these financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities ("FIN 46R"). USJ is a Japanese joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $97,500 to the joint venture, $50,000 in 2004 and an additional $47,500 in 2005. Also, the Company provided a two year term loan of $32,000 during the first quarter of 2005. RIG was organized in December 2004 for the purpose of purchasing a M3500 Robotic Vehicle from the Company and leasing the M3500 to USJ. Because RIG did not raise sufficient money, the company was not able to recognize revenue when it sold the M3500 to USJ.

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

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         Financial Accounting Standards Board Interpretation No. 46R
         -----------------------------------------------------------

         Effective January 1, 2005, the Company has adopted FIN 46R for the purpose of consolidating financial statements for entities that meet the requirements listed in FIN 46R. The two entities which qualify for consolidation are USJ and RIG. The Company owns 49.9% of USJ which is not a controlling amount, but in accordance with the provisions of the guidance provided by FIN 46R, the entity is a variable interest entity which should be consolidated. Regarding RIG, the Company currently has no direct interest in the entity. However, RIG purchased one M3500 from the company and leased it to USJ. Additionally, the Company will acquire an interest in the lease equal to the percentage of the purchase price of the M3500 which RIG cannot pay. Thus, RIG qualifies for treatment as a special purpose entity to be consolidated in accordance with the provisions of FIN 46R. The effect of consolidating these two entities added $78,000 to the Company's assets and reduced the Company's liabilities by $364,000, due to the elimination of a deposit on equipment from RIG. USJ has generated no revenues and it and RIG have had little operating activities, so the effect on the Company's consolidated statement of operations as of June 30, 2005 is to increase the loss by $3,325.


2.      GOING CONCERN

        The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2005, the Company incurred losses of approximately $3.0 million, had a working capital deficiency of approximately $3.5 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for approximately $5.4 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable operations. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

        The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.      ACCRUED EXPENSES

       The major components of accrued expenses are summarized as follows:

                                                                        June 30,
                                                                         2005
       -------------------------------------------------------------------------
       Accrued payroll and related benefits                         $    514,321
       Accrued Interest                                                  252,131
       Other accrued expenses                                            131,740
       -------------------------------------------------------------------------
       Total accrued expenses                                       $    898,192
       =========================================================================

4.      NOTES PAYABLE

   (A.) RELATED PARTIES
        Notes payable to related parties consist of the following:

                                                                        JUNE 30,
                                                                         2005
       -------------------------------------------------------------------------

       Notes payable to shareholder: $1,000,000 note payable, net of discount, due on September 14, 2004, collateralized by
       all existing equipment and machinery utilized to
       manufacture the Company's product; $125,000 note payable,
       net of discount, due on September 14, 2004, collateralized by all existing equipment and machinery utilized to
       manufacture the Company's product, interest at prime plus
       2%,due upon demand. Since September 14, 2004, the due date for the majority of these notes, the Company has been
       negotiating with the note holder about renewal terms.        $  1,125,000


       Unsecured notes payable to shareholder, interest at prime
       plus 2% (8.25% at June 30, 2005), due on demand.                  398,000

       Unsecured notes payable to director, interest at prime
       plus 2% (8.25% at June 30, 2005), due March 31, 2005. The
       note has been extended through September 30, 2005.                240,000

       Note payable to shareholder, collateralized by certain
       machinery and equipment of the Company, interest at 18%,
       due on demand.                                                     50,000

       Unsecured note payable to a company owned by shareholders
       of UltraStrip, interest at prime plus 2% (8.25% at June
       30, 2005), due on demand.                                          40,000

       Unsecured note payable to owners of Ultrastrip Japan,
       Ltd., interest at 9% per annum, payable March 31, 2007.            24,835

       Unsecured note payable to employee, interest at 5%,
       payments annually beginning on February 21, 2006, with
       principal payments of $35,000 principal plus interest.             86,500

       Unsecured note payable to shareholder, interest at 5% and
       due upon demand                                                    50,000

       Unsecured note payable to employee, interest at 5% and due
       upon demand.                                                       18,550

       Unsecured note payable to shareholder, interest at 0% per
       annum, due December 31, 2005. Note is prepayable with a
       portion of the proceeds of revenues from the sale of our
       water filtration systems and our current bridge loan
       offering. If note not fully repaid by due date, interest
       begins at 12% per annum until note paid.                          400,000

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       Unsecured note payable to shareholder and former director, interest at 0% per annum, due December 31, 2005. Note is
       prepayable with a portion of the proceeds of revenues from the sale of our water filtration systems and our current
       bridge loan offering. If note not fully repaid by due
       date, interest begins at 12% per annum until note paid.           200,000


       Unsecured note payable to shareholder, interest at 0% per
       annum, due December 31, 2005. Note is prepayable with a
       portion of the proceeds of revenues from the sale of our
       water filtration systems and our current bridge loan
       offering. If note not fully repaid by due date, interest
       begins at 12% per annum until note paid.                          133,334

       Unsecured note payable to venture partner of USJ ,
       interest at 0%, to be repaid from the Company's share of
       proceeds of lease agreement between USJ and RIG.                   47,500

       -------------------------------------------------------------------------
       Total                                                        $  2,813,719
       =========================================================================

       Less:    current portion                                     $  2,702,384

       Long-term debt                                               $    111,335


(B.)   OTHER
       Notes payable consist of the following:

                                                                        JUNE 30,
                                                                         2005
       -------------------------------------------------------------------------

       Unsecured bridge loan notes payable of $610,000, net of
       discount, convertible into common stock at the rate of
       $1.00 per share of common stock, contains two detachable
       warrants for every dollar of principal to acquire shares
       of common stock at an exercise price of $1.00 and $1.25
       per share. Interest at 5%, due 12 months from respective
       issue dates.                                                 $    555,641

       -------------------------------------------------------------------------
       Total                                                             555,641

       Less current portion                                         $    555,641
       -------------------------------------------------------------------------

       Long-term debt                                               $         --
       =========================================================================


5.      COMMON STOCK
        Shares issued
        -------------
        During the six month period ended June 30, 2005, the Company issued 3,056,500 shares of common stock in connection with the conversion of the bridge loan notes payable to equity. In April 2005, the Company purchased a total of 733,334 shares of common stock from three related parties including a director and two of his affiliates. The director immediately resigned from the Company's Board of Directors.

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        Shares reserved for issuance
        ----------------------------
        As of June 30, 2005, 32,389,849 shares of Common Stock were reserved for issuance under the Company's two stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock. As of August 19, 2005, 34,329,849 shares of Common Stock were reserved for issuance.


6.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK
        Series A
        --------
        As of June 30, 2005 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $766,348 on June 30, 2005.

        Series B
        --------
        As of June 30, 2005 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,269,505 on June 30, 2005.


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

        The Company's outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 27,112,012 shares of common stock at June 30, 2005) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


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

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees:

                                                                                    For the three months ended
                                                                                            June 30,
                                                                                       2005           2004
       ------------------------------------------------------------------------------------------------------
       Net loss applicable to common stock, as reported
                                                                                   $(1,623,467)   $  (795,912)

       Add:  Stock-based employee compensation included in reported net loss                --             --

       Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                                        --        (58,943)
       ------------------------------------------------------------------------------------------------------
       Pro forma net loss applicable to common stock                               $(1,623,467)      (854,855)

       Basic loss per common share as reported                                     $     (0.03)   $     (0.02)
       Basic loss per common share pro forma
                                                                                   $     (0.03)   $     (0.02)

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                       2005           2004
       ------------------------------------------------------------------------------------------------------
       Net loss applicable to common stock, as reported                            $(3,174,433)   $(1,139,969)

       Add:  Stock-based employee compensation included in reported net loss                --             --

       Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                     (269,429)      (123,436)
       ------------------------------------------------------------------------------------------------------
       Pro forma net loss applicable to common stock                               $(3,443,862)    (1,263,405)

       Basic loss per common share as reported                                     $     (0.07)   $     (0.03)
       Basic loss per common share pro forma
                                                                                   $     (0.07)   $     (0.03)

        The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                       2005           2004
       ------------------------------------------------------------------------------------------------------
       Risk free interest rate                                                   4.22-4.50%      3.92 - 4.25%
       Expected life                                                           10-20 years       10-20 years
       Expected volatility                                                               0%                0%
       Dividend yield                                                                  0.0               0.0

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

        o The Company entered into an employment agreement, effective January 1, 2005, with its Chief Operating Officer calling for annual base compensation of $150,000 in Year 1; $165,000 in Year 2; and $180,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

        o The Company entered into an employment agreement, effective January 1, 2005, with its Vice President of Operations calling for annual base compensation of $125,000 in Year 1; $137,000 in Year 2; and $149,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

        The Company entered into a one year agreement, effective July 1, 2005, with a consulting firm to support the Company's launch of its Ecosphere subsidiary. The agreement calls for a monthly retainer of $20,000 for the first six months and a monthly retainer of $30,000 for the next six months. The agreement and its addendum also provide for the consultant to receive stock options and other compensation based upon consultant's performance.

10.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure is as follows:

                                                                                     For the six months ended
                                                                                             June 30,
                                                                                       2005           2004
       ------------------------------------------------------------------------------------------------------

       Cash paid for interest                                                   $      4,068     $     21,299

       Non-cash investing and financing activities:

       Accrued preferred stock dividends                                        $    184,250     $    184,250

       Notes payable issued to repurchase common stock                          $    733,334     $         --

       Warrants issued in connection with financing                             $         --     $    278,986

       Common stock issued to settle debt obligations                           $  3,056,500     $  1,517,893

                             ULTRASTRIP SYSTEMS, INC
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


11.     SUBSEQUENT EVENTS

        During the period of July 1, 2005 through August 19, 2005, the Company raised a total of $970,000 in convertible bridge finance notes payable with interest at 5% per annum, due twelve months from the respective issue dates, that contain two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25. All of the notes were immediately converted to equity.

        In July 2005, Ecosphere entered into a letter of intent with a Seattle based broker-dealer. In order to capitalize Ecosphere and take advantage of its proprietary technology, the Company decided to sell a minority interest in Ecosphere. The broker-dealer is expected to offer 10% of Ecosphere's capital stock beginning in September or October. The terms of the offering are subject to further negotiation upon completion of the Ecosphere business plan. Additionally, the Company is currently negotiating with a third party to become chief executive officer of Ecosphere and another person to be its Chairman of the Board of Directors. If these negotiations are successful, these two persons and two of the Company's executive officers would receive options to purchase shares of Ecosphere common Stock exercisable at low prices. Further, in order to provide a solution to the conflicts of interest that will arise with officers and directors of the Company providing services to Ecosphere, the Ecosphere certificate of incorporation will provide that such services may be provided as long as the Company controls Ecosphere. The Company will also cause Ecosphere to enter an agreement with the Company whereby the Company will provide management and administrative services to Ecosphere for a monthly fee. All of the foregoing agreements are subject to Ecosphere obtaining independent financing.

                             ULTRASTRIP SYSTEMS, INC


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

OVERVIEW

Incorporated in 1998, the Company is a socially responsible water engineering and industrial automation company specializing in water filtration and coatings removal using ultra-high pressure water. The Company's vision is to develop innovative, patented technologies that work in harmony with the environment, to demonstrate the economic value of the technologies in the marketplace, and ultimately transform industries through strategic partnerships. As a result of this vision, the Company has developed products to protect community water systems throughout the United States through the only Environmental Protection Agency certified portable water filtration system, provide clean water throughout the third world, solve the clean water problems of the agricultural industry and virtually eliminate millions of tons of contaminated grit generated from the coating removal processes in the automotive, above ground storage tank and marine industries.

The Company is associated with two entities which have been consolidated into these financial statements in accordance with FIN 46 (revised). The first entity, USJ was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The second entity, RIG, was organized in December 2004. RIG purchased a M3500 robotic system from the Company and leased the M3500 to USJ.

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

The Company launched Ecosphere, a wholly-owned subsidiary, in April 2005. Ecosphere will produce and market the filtration technology developed, originally, in the water-jet surface stripping robotics technology. The "high-volume" filtration of water is anticipated to attract a significant demand into the homeland security as well as global water restoration and filtration crisis areas. The launch event in New York on April 25, 2005 included a reception and demonstrations to several press representatives as well as parties interested in the applications of the filtration technology.

                             ULTRASTRIP SYSTEMS, INC


As a result of the inquiries made at and subsequent to the New York launch, the Company decided to finance Ecosphere by selling investors a minority interest in it and to create an independent management team for it. Thus, in July 2005 Ecosphere signed a letter of intent with a Seattle-based investment banking firm which plans to raise capital for Ecosphere. Pending that offering, Ecosphere is currently considering the possibility of raising up to $2.5 million from the sale of an initial round of capital stock. See Note 11 to the consolidated financial statements for further information on Ecosphere.

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

                             ULTRASTRIP SYSTEMS, INC


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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended June 30, 2005, the Company did not have any impairment write offs. During the year ended December 31, 2004, the Company did not have any impairment write offs.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

REVENUES
--------
Revenues were $5,853 for the three months ended June 30, 2005, as compared to $93,144 for the three months ended June 30, 2004. The Company had spare part sales of $5,853 and royalties of $0 for the three months ended June 30, 2005, as compared with spare part sales of $86,407, royalties of $4,605 and other revenue of $2,133 for the three months ended June 30, 2004.

COST OF REVENUES
----------------
Cost of revenues was $3,248 for the three months ended June 30, 2005, as compared to $44,382 for the three months ended June 30, 2004. Gross profits declined primarily due to a decline in replacement part sales in the second quarter of 2005.

OPERATING EXPENSES
-----------------
Operating expenses for the three months ended June 30, 2005 were $1,175,474 compared to $561,189 for the three months ended June 30, 2004. This increase was primarily attributed to an increase of $122,717 of salaries and wages due to increased staff salaries and the hiring of senior management, non-cash compensation expense of $85,173 for warrants granted for services to former employee, and $323,299 of expenses associated with the launch and promotion of Ecosphere.

                             ULTRASTRIP SYSTEMS, INC


LOSS FROM OPERATIONS
--------------------
Loss from operations for the three months ended June 30, 2005 was $1,172,869 compared to a $512,427 loss for the three months ended June 30, 2004. The increase in loss from operations in 2005 was due to a decline in sales, increased salaries and the launch of Ecosphere.

INTEREST EXPENSE
----------------
Interest expense was $359,239 and $191,531 for the three months ended June 30, 2005 and 2004, respectively. This increase was primarily attributable to increases in 2005 convertible debt associated with the Bridge Loans authorized in November 2004.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $92,125 for the three months ended June 30, 2005 and June 30, 2004. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $1,623,467 for the three months ended June 30,, 2005, compared to a net loss of $795,912 for the three months ended June 30, 2004. Net loss per common share was $0.03 for the three months ended June 30, 2005 and $0.02 for the three months ended June 30, 2004.


FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

REVENUES
--------
Revenues were $22,705 for the six months ended June 30, 2005, as compared to $1,856,588 for the six months ended June 30, 2004, caused by the lack of a any significant major equipment or replacement part sales during the first six months of 2005. The Company had major equipment sales of $0, replacement part sales of $20,811 and royalties of $1,894 for the six months ended June 30, 2005, as compared with major equipment sales of $1,750,000, spare part sales of $95,963, royalties of $8,607 and other revenue of $2,018 for the six months ended June 30, 2004.

COST OF REVENUES
----------------
Cost of revenues was $16,297 for the six months ended June 30, 2005, as compared to $993,132 for the six months ended June 30, 2004. Gross profits declined primarily due to a decline in major equipment and replacement part sales in the second quarter of 2005.

OPERATING EXPENSES
------------------
Operating expenses for the six months ended June 30, 2005 were $2,312,764 compared to $1,431,786 for the six months ended June 30,, 2004. This increase was primarily attributed to increases of salaries due to increased staff salaries, the hiring of senior management, non-cash compensation expense and expenses associated with the launch and promotion of Ecosphere.

LOSS FROM OPERATIONS
--------------------
Loss from operations for the six months ended June 30, 2005 was $2,306,356 compared to a $568,330 loss for the six months ended June 30, 2004. The increase in loss from operations in 2004 was due to a decline in sales, increased salaries and the launch of Ecosphere.

                             ULTRASTRIP SYSTEMS, INC


INTEREST EXPENSE
----------------
Interest expense was $689,522 and $387,949 for the six months ended June 30, 2005 and 2004, respectively. This increase was primarily attributable to increases in 2005 convertible debt associated with the Bridge Loans authorized in November 2004.

PREFERRED STOCK DIVIDENDS
-------------------------
Preferred Stock dividends were $184,250 for the six months ended June 30, 2005 and June 30, 2004. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------
Net loss applicable to Common Stock was $3,174,433 for the six months ended June 30,, 2005, compared to a net loss of $1,139,969 for the six months ended June 30, 2004. Net loss per common share was $0.07 for the six months ended June 30, 2005 and $0.03 for the six months ended June 30, 2004.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $3,177,725 for the six months ended June 30, 2005, compared to $939,631 for the six months ended June 30, 2004. This increase is primarily due to the Company's decreased major equipment sales in 2005 and the resulting decrease in gross profit, plus the launch activities for Ecosphere and the addition of senior management staff.

The Company's net cash used in investing activities was $4,677 for the six months ended June 30, 2005 compared to net cash used by investing activities of $91,800 for the six months ended June 30, 2004. The change in cash is due to the decrease in equipment purchases and the start up investment of $50,000 for Ultrastrip Japan in 2004.

The Company's net cash provided by financing activities was $3,340,259 for the six months ended June 30, 2005 compared to $894,348 for the six months ended June 30, 2004. The increase is primarily due to subscriptions to the Company's Bridge Loan offering of $3,106,500 and the sale of equity interests in USJ and RIG, partially offset by a net reduction in short-term debt.

The Company continues to experience losses from operations and with no revenues it is primarily dependent on outside sources of funding to continue its operations. As of the filing of this Report, the Company has only $250,832 and lacks financial resources to meet its June 30, 2005 working capital deficit of $3,508,954 and future operating costs. In July 2005, the Company entered into an agreement under which the Company is the exclusive provider of water jetting services to the Lisnave, Portugal shipyard which is one of the largest shipyards in the world. In order to produce the M3500 systems required to be delivered to Portugal, the Company is seeking to raise money from investors in off balance sheet transactions whereby the investors would obtain an ownership interest in the equipment in exchange for a percentage of the revenues. Once the equipment is financed and delivered to Portugal, the Company and the shipyard will have to solicit business from ship owners to use the M3500 robots in connection with coating removal from ships.

                             ULTRASTRIP SYSTEMS, INC


Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities. The Company raised $3,106,500 in bridge loans (authorized in November 2004) from various parties during the first six months of 2005 including $2,696,500 which was immediately converted to common stock. Additionally, subsequent to June 30, 2005, the Company raised $970,000 in bridge loans financing, all of which was immediately converted to common stock. As of the date of this Report, $1,419,500 remains to be raised from the $8 million authorized by the Company's Board of Directors. The bridge loan offering must terminate once the Company files its registration statement with the Securities and Exchange Commission. Even if Ecosphere is successful in raising funds, only limited amounts will be paid to the Company, both as a repayment for the funds advanced by the Company and under the management agreement described in note 11 to the consolidated financial statements. There can be no assurances that the Company will have sufficient capital to remain operational or that Ecosphere will be successful in raising sufficient capital or in recruiting a new management team.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt. The Company is currently expanding sales efforts into the Asian and European markets and is concentrating on marketing Ecosphere's water filtration system. The Company may donate one water filtration system to a non-profit organization and supply the personnel to operate the system for six months at no cost to the non-profit organiztion, which further reduces our liquidity. Currently, the Company has not been able to find a third world country to accept delivery of the water filtration system.

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


RELATED PARTY TRANSACTIONS

Our Chairman of the Board of Directors extended his $240,000 note due March 31, 2005 to September 30, 2005 for no consideration. On April 29, 2005, we purchased a total of 733,334 shares of our Common Stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau. We issued these three shareholders notes due December 31, 2005, which notes are prepayable with a portion of the proceeds from revenues from the sale of our water filtration systems and our current Bridge Loan offering. Mr. Cousteau resigned as a member of our Board of Directors effective April 29, 2005 and joined our Board of Advisors on the same date.

                             ULTRASTRIP SYSTEMS, INC


FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our commercialization and financing of Ecosphere, our liquidity and our ability to reach accommodations with our creditors. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to resolve contractual issues and the condition of the capital markets. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2005.


ITEM 3.  CONTROLS AND PROCEDURES

      We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company's financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company's annual and periodic SEC filings.

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

                             ULTRASTRIP SYSTEMS, INC


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended June 30, 2005, we issued convertible notes, shares of our common stock and warrants to purchase shares of our common stock to accredited investors which were not covered by an effective registration statement but were exempt under Sections 4(2) and 4(6) of the Securities Act of 1933 and Rule 506 thereunder since they were sold only to accredited investors:

We sold $1,270,000 in convertible notes to accredited investors. Purchasers of these notes also received two warrants to purchase shares of our common stock for every dollar invested. The warrants are exercisable at $1.00 and $1.25 respectively. The notes are convertible into shares of our common stock at the rate of $1.00 dollar per share.

We issued 1,290,000 shares of common stock to accredited investors upon conversion of our bridge notes. 1,270,000 of the shares were issued upon conversion of notes sold during the second quarter of 2005 and 20,000 of the shares were issued upon conversion of notes sold prior to April 1, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended June 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2005.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a) EXHIBITS.

EXHIBIT
NUMBER                       DESCRIPTION

3.1          Articles of Incorporation (1)

3.2          Bylaws (1)

4.1          Certificate of Designation for Series A Preferred (1)

4.2          Certificate of Designation for Series B Preferred (1)

10.1         Agreement with The Allbaugh Company LLC

31.1         Certification of Chief Executive Officer (Section 302)

31.2         Certification of Chief Financial Officer (Section 302)

32.1         Certification of Chief Executive Officer (Section 906)

32.2         Certification of Chief Executive Officer (Section 906)

----------
(1) Contained in Form 10-SB/A filed on May 1, 2001.

                             ULTRASTRIP SYSTEMS, INC


                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           UltraStrip Systems, Inc.


August 22, 2005                            /s/ Stephen R. Johnson
                                           -------------------------------------
                                           Stephen R. Johnson
                                           President and Chief Executive Officer


August 22, 2005                           /s/ James C. Rushing, III
                                          --------------------------------------
                                          James C. Rushing, III
                                          Chief Financial Officer /
                                          Chief Accounting Officer