Form 10QSB
period 2005-09-30
ULTRASTRIP SYSTEMS INC
filed 2005-11-15
CIK 1071760

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2005
                                       ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number  000-25663
                        ---------


                            ULTRASTRIP SYSTEMS, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                        65-0841549
 ------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                            3515 S.E. Lionel Terrace
                              Stuart, Florida 34997
                    ---------------------------------------
                    (Address of principal executive offices)


                                 (772) 287-4846
                           --------------------------
                           (Issuer's telephone number)


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]      No [ ].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,095,163 shares of common stock were outstanding as of November 11, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [ ]      No  [X]

                            ULTRASTRIP SYSTEMS, INC.

                                   FORM 10-QSB


                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----
PART I.        FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (unaudited)
                    Consolidated Balance Sheet.............................   1
                    Consolidated Statements of Operations..................   2
                    Consolidated Statements of Cash Flows..................   3
                    Notes to Consolidated Financial Statements............    4
      Item 2.  Management's Discussion and Analysis and Plan of Operation
               ...........................................................   13
      Item 3.  Controls and Procedures.....................................  19

PART II.       OTHER INFORMATION

      Item 1.  Legal Proceedings...........................................  20
      Item 2.  Unregistered Sales of Equity Securities and Use of            20
               Proceeds............................................
      Item 3.  Defaults Upon Senior Securities.............................  20
      Item 4.  Submission of Matters to a Vote of Security Holders.........  20
      Item 5.  Other Information...........................................  21
      Item 6.  Exhibits and Reports on Form 8-K............................  21

                         PART I - FINANCIAL INFORMATION



ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.


                            ULTRASTRIP SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


===================================================================================================
                                                                                     September  30,
                                                                                         2005
---------------------------------------------------------------------------------------------------
CURRENT ASSETS
   Cash                                                                              $    519,088
   Accounts receivable                                                                    156,599
   Inventories                                                                          1,085,780
   Prepaid expenses and other                                                             134,315
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                    1,895,782

PROPERTY AND EQUIPMENT, NET                                                               188,966

PATENTS, NET                                                                               78,450

OTHER ASSETS                                                                               58,065
---------------------------------------------------------------------------------------------------
TOTAL ASSETS
                                                                                     $  2,221,263
===================================================================================================

LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                  $    261,542
   Accounts payable - related parties                                                     335,432
   Accrued expenses                                                                       922,138
   Notes payable to related parties - current portion                                   1,850,500
   Notes payable - current portion                                                        555,941
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                               3,925,553

NOTES PAYABLE TO RELATED PARTIES, LESS CURRENT PORTION                                     24,835

TOTAL LIABILITIES                                                                       3,950,388

Minority interest in consolidated affiliates                                              569,312

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A 250 shares authorized; 28 shares issued and outstanding, $25,000 per share
   redemption amount plus dividends in arrears                                          1,492,598

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B
   4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per
   share redemption amount plus dividends in arrears                                    3,970,400

COMMITMENTS AND CONTINGENCIES (Note 9)

CAPITAL DEFICIT
   COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 51,025,163
   shares issued and outstanding                                                          510,252
   ADDITIONAL PAID-IN CAPITAL                                                          29,981,629
   ACCUMULATED DEFICIT                                                                (38,253,316)
---------------------------------------------------------------------------------------------------
TOTAL CAPITAL DEFICIT                                                                  (7,761,435)

TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK,
   AND CAPITAL DEFICIT                                                               $  2,221,263
===================================================================================================

See accompanying notes to consolidated financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             For three months ended       For the nine months ended
                                                                 September 30,                   September 30,
---------------------------------------------------------------------------------------------------------------------
                                                            2005            2004            2005            2004
---------------------------------------------------------------------------------------------------------------------
REVENUES                                               $    187,402    $    143,490    $    210,107    $  1,999,559

COST OF REVENUES                                             51,972          77,334          68,270       1,069,948
---------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                                135,430          66,156         141,837         929,611

OPERATING EXPENSES:
     Selling, general and administrative                  1,130,148         665,107       3,357,739       2,086,324
     Non-cash compensation expense                          544,586           5,285         629,759          15,853
---------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                                  1,674,734         670,392       3,987,498       2,102,177
---------------------------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                     (1,539,304)       (604,236)     (3,845,661)     (1,172,566)

OTHER (INCOME) EXPENSE:
     Other income                                            (1,490)            (88)         (5,212)           (648)
     Interest expense                                       361,071         159,920       1,051,946         547,869
---------------------------------------------------------------------------------------------------------------------
     Minority interest in net loss of consolidated
        affiliates                                           (3,379)             --          (6,704)             --
---------------------------------------------------------------------------------------------------------------------

TOTAL OTHER EXPENSE                                         356,202         159,832       1,040,030         547,221
---------------------------------------------------------------------------------------------------------------------

NET LOSS                                                 (1,895,506)       (764,068)     (4,885,691)     (1,719,787)

PREFERRED STOCK DIVIDENDS                                   (92,125)        (92,125)       (276,375)       (276,375)
=====================================================================================================================

NET LOSS APPLICABLE TO COMMON STOCK                    $ (1,987,631)   $   (856,193)   $ (5,162,066)   $ (1,996,162)
=====================================================================================================================


NET LOSS PER COMMON SHARE (BASIC AND DILUTED)          $      (0.04)   $      (0.02)   $      (0.11)   $      (0.05)
=====================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     49,360,746      44,097,668      48,174,914      43,597,709
=====================================================================================================================

See accompanying notes to consolidated financial statements.

                            ULTRASTRIP SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the nine months ended
                                                                                September 30,
                                                                             2005          2004
----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                                             $(4,885,691)   $(1,719,787)

   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                        140,220        191,105
       Accretion of discount on notes payable                               845,162        398,193
       Amortization of deferred compensation                                     --         15,853
       Common stock issued in settlement of accrued interest and                 --        252,013
          commission
       Warrants issued for services                                         629,759             --
       Minority Interests in consolidated affiliates                          6,704             --
   Change in operating assets and liabilities:
         Accounts receivable                                               (108,774)       249,201
         Inventories                                                       (933,103)       (69,794)
         Prepaid expenses                                                    14,591        137,791
         Other Assets                                                       (58,065)            --
         Accounts payable                                                  (221,427)       (22,509)
         Accounts payable - related parties                                (292,082)      (246,061)
         Accrued expenses                                                   176,030       (547,264)
----------------------------------------------------------------------------------------------------

Net cash used in operating activities                                    (4,686,676)    (1,361,259)
----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Purchase of equipment                                                    (61,641)       (32,724)
   Investment in affiliate                                                       --        (50,000)
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                       (61,641)       (82,724)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
    Proceeds from issuance of notes payable and warrants                         --        400,000
   Proceeds from issuance of notes payable and warrants to related           72,335        535,000
parties
   Repayments of notes payable                                             (406,492)      (203,475)
   Repayment of notes payable to related parties                           (170,000)            --
    Proceeds from issuance of bridge loans                                4,975,550             --
    Proceeds from sale of equity interests                                  612,607             --
    Proceeds from issuance of common stock                                       --         25,000
    Proceeds from sale of warrants                                               --        506,500
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                 5,084,000      1,263,025
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                             335,683       (180,958)

Cash , beginning of period                                                  183,405        183,417
----------------------------------------------------------------------------------------------------

Cash , end of period                                                    $   519,088    $     2,459
====================================================================================================

See accompanying notes to consolidated financial statements

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements include the accounts of UltraStrip Systems, Inc. (the "Company" or "Ultrastrip"), its wholly-owned subsidiary, Ecosphere Technologies, Inc. ("Ecosphere") and two entities that the Company has an interest in, Ultrastrip Japan, Ltd. ("USJ") and Robotics Investment Group, LLC ("RIG"). Ecosphere Technologies was formed during the first quarter of 2005 to market and produce the Company's water filtration technology. USJ was formed in April 2004 to market and service the ship coating removal needs of the Japanese ports and RIG was formed to purchase equipment leased to USJ. Ultrastrip Envirobotic Solutions, Inc. was organized on October 3, 2005 as a wholly owned subsidiary in order to operate the Company's ship stripping business.

         USJ and RIG have been consolidated into these financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities ("FIN 46R"). USJ is a Japanese joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $97,500 to the joint venture, $50,000 in 2004 and an additional $47,500 in 2005. Also, Ultrastrip provided USJ with a two year term loan of $26,600 during the first quarter of 2005. RIG was organized in December 2004 for the purpose of purchasing a M3500 Robotic Vehicle from the Company and leasing the M3500 to USJ. Because RIG did not raise sufficient money, the Company will not be able to recognize revenue when it sells the M3500 to USJ.

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

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


         Financial Accounting Standards Board Interpretation(FIN) No. 46R
         ----------------------------------------------------------------

         Effective January 1, 2005, the Company has adopted FIN 46R for the purpose of consolidating financial statements for entities that meet the requirements listed in FIN 46R. The two entities which qualify for consolidation are USJ and RIG. The Company owns 49.9% of USJ which is not a controlling amount, but in accordance with the provisions of the guidance provided by FIN 46R, the entity is a variable interest entity which should be consolidated. Regarding RIG, the Company currently has no direct interest in the entity. However, in October 2005 RIG purchased one M3500 from the Company and leased it to USJ. The Company has acquired an interest in the lease equal to the percentage of the purchase price of the M3500 which RIG has not paid to the Company. Thus, RIG qualifies for treatment as a special purpose entity to be consolidated in accordance with the provisions of FIN 46R. The effect of consolidating these two entities, as of September 30, 2005, added $124,000 to Ultrastrip's assets and reduced Ultrastrip's liabilities by $439,000, due to the elimination of a deposit on equipment from RIG. USJ has generated no revenues and it and RIG have had little operating activities, so the effect on the Company's consolidated statement of operations as of September 30, 2005 is to increase the loss by $6,704.


2.      GOING CONCERN

        The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2005, the Company incurred losses of approximately $4.9 million, had a working capital deficiency of approximately $2.0 million, and had outstanding redeemable convertible preferred stock that is eligible for redemption at the holder's option for approximately $5.5 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

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

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

        will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to attain profitable operations or continue as a going concern.

3.      ACCRUED EXPENSES

       The major components of accrued expenses are summarized as follows:

                                                                   September 30,
                                                                        2005
       -------------------------------------------------------------------------
       Accrued payroll and related benefits                        $    528,799
       Accrued Interest                                                 283,600
       Other accrued expenses                                           109,739
       -------------------------------------------------------------------------
       Total accrued expenses                                      $    922,138
       =========================================================================

4.      NOTES PAYABLE

   (A.) RELATED PARTIES
        Notes payable to related parties consist of the following:

                                                                   SEPTEMBER 30,
                                                                       2005
       -------------------------------------------------------------------------

         Notes payable to shareholder: $950,000 note payable, net
         of discount, due on demand, collateralized by all
         existing equipment and machinery utilized to manufacture
         the Company's product; $125,000 note payable, net of
         discount, due on demand, collateralized by all existing
         equipment and machinery utilized to manufacture the
         Company's product, interest at prime plus 2% (8.75%
         at September 30, 2005), due upon demand. The Company
         has been negotiating with the note holder about
         renewal terms.                                              $ 1,075,000


         Unsecured notes payable to shareholder, interest at
         prime plus 2% (8.75% at September 30, 2005), due on
         demand.                                                        398,000

         Unsecured notes payable to Director, interest at prime
         plus 2% (8.75% at September 30, 2005), the note has been
         extended through December 31, 2005.                             240,000

         Note payable to shareholder, collateralized by certain
         machinery and equipment of the Company, interest at 18%,
         due on demand.                                                  50,000

         Unsecured note payable to a company owned by
         shareholders of UltraStrip, interest at prime plus 2%
         (8.75% at September 30, 2005), due on demand.                   40,000

         Unsecured note payable to owners of Ultrastrip Japan,
         Ltd., interest at 9% per annum, payable March 31, 2007.
                                                                         24,835

         Unsecured note payable to shareholder and director of
         Ultrastrip Japan, Ltd, interest at 0%, to be repaid from
         Company's share of proceeds of lease agreement between
         Ultrastrip Japan, Ltd and Robotics Investment Group,
         LLC.                                                            47,500
         -----------------------------------------------------------------------
         Total                                                      $ 1,875,335
         =======================================================================

         Less:    current portion                                   $ 1,850,500
                                                                    -----------
           Long-term debt                                           $    24,835
                                                                    ===========

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


   (B.) OTHER
        Notes payable consist of the following:

                                                                   SEPTEMBER 30,
                                                                       2005
         -----------------------------------------------------------------------

         Unsecured bridge finance notes payable of $585,000, net
         of discount, convertible into common stock at the rate
         of $1.00 per share of common stock, contains two
         detachable warrants for every dollar of principal: one
         warrant to acquire shares of common stock at an exercise
         price of $1.00 and the second warrant to acquire shares
         of common stock at $1.25 per share. Interest at 5%, due
         12 months from respective issue dates.                     $   555,941
         -----------------------------------------------------------------------
         Total                                                          555,941

         Less current portion                                       $   555,941
         -----------------------------------------------------------------------

         Long-term debt                                             $        --
         =======================================================================


5.      COMMON STOCK

        Shares issued
        -------------

        During the nine month period ended September 30, 2005, the Company issued 4,950,550 shares of common stock in connection with the conversion of the bridge finance notes payable to equity.

        In April 2005, the Company purchased a total of 733,334 shares of common stock from three related parties. In September 2005, all parties agreed to terminate this transaction whereby the shareholders have had their stock returned and the notes payable to those shareholders, issued for the purchase of the stock in April 2005, have been terminated.

        Shares reserved for issuance
        ----------------------------

        As of September 30, 2005, 31,398,022 shares of Common Stock were reserved for issuance under the Company's two stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock. As of November 10, 2005, 31,542,022 shares of Common Stock were reserved for issuance.


6.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

        Series A
        --------

        As of September 30, 2005 there were 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $792,598 on September 30, 2005.

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


        Series B
        --------

        As of September 30, 2005 there were 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,335,380 on September 30, 2005.


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

        The Company's outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 32,950,112 shares of common stock at September 30, 2005) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.


8.      STOCK-BASED COMPENSATION - PRO FORMA NET LOSS

                 The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"). The Company's issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, "Accounting for Stock issued to Employees" ("APB 25"). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation -- Transition and Disclosure" requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company's stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

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

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


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

                 The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees:



       For the three months ended September 30,                                   2005              2004
       ------------------------------------------------------------------------------------------------------
       Net loss applicable to common stock, as reported
                                                                             $  (1,987,631)     $   856,193)

       Add:  Stock-based employee compensation included in reported
          net loss                                                                      --               --

       Deduct: Total stock-based employee compensation expense
          determined under fair value based method for all awards,
          net of related tax effects                                              (546,541)         (48,914)
       ------------------------------------------------------------------------------------------------------
       Pro forma net loss applicable to common stock                         $  (2,534,172)     $   (905,107)

       Basic loss per common share as reported                               $       (0.04)     $      (0.02)
       Basic loss per common share pro forma                                 $       (0.05)     $      (0.02)

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

       For the nine months ended September 30,                                    2005              2004
       ------------------------------------------------------------------------------------------------------
       Net loss applicable to common stock, as reported                      $  (5,162,066)     $ (1,996,162)

       Add:  Stock-based employee compensation included in reported net loss            --                --

       Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
          effects                                                                 (815,970)         (172,350)
       ------------------------------------------------------------------------------------------------------
       Pro forma net loss applicable to common stock                         $  (5,978,036)     $ (2,168,512)

       Basic loss per common share as reported
                                                                             $       (0.11)     $      (0.05)
       Basic loss per common share pro forma
                                                                             $       (0.12)     $      (0.05)

        The Company estimates the fair value of each stock option at the grant date using the Black-Scholes option pricing model based on the following assumptions:

       For the nine months ended September 30,                                    2005              2004
       ------------------------------------------------------------------------------------------------------
       Risk free interest rate                                                 4.22-4.50        3.92 - 4.25%
       Expected life                                                         10-20 years        10-20 years
       Expected volatility                                                             0%                 0%
       Dividend yield                                                                0.0                0.0


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

        o The Company entered into an employment agreement, effective January 1, 2005, with its Chief Operating Officer calling for annual base compensation of $150,000 in Year 1; $165,000 in Year 2; and $180,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options. (As of September 28, 2005, this person has relinquished his role as COO of the Company and is now COO of Ultrastrip Envirobotic Solutions, Inc. No other terms of this employment agreement have been changed.)

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


        o The Company entered into an employment agreement, effective January 1, 2005, with its Vice President of Operations calling for annual base compensation of $125,000 in Year 1; $137,000 in Year 2; and $149,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options. (As of September 28, 2005, this person has relinquished his role as Vice President of Operations of the Company and is now President of Ecosphere Technologies, Inc. No other terms of this employment agreement have been changed.)

        o In November 2005, the Company entered into an employment agreement with its Chief Executive officer, effective October 1, 2005 for a term expiring on December 31, 2008. The annual salary is $325,000 through 2006, $350,000 in 2007, and $375,000 in
                2008. The CEO will receive a bonus of $30,000 in 2005, and possible future bonuses based upon net pre-tax income, or at the discretion of the Compensation Committee. Finally, the CEO was granted options to purchase 3,000,000 common shares at $1.00 per share, with options vesting 1/3 immediately, 1/3 at December 31, 2006 and 1/3 vesting at December 31, 2007, subject to continued employment at the vesting date.

        o Effective October 2003, the Company entered into an employment agreement with an executive who is now President of Ultrastrip Envirobotic Solutions, Inc. The annual salary for the last year of the agreement is $250,000. This executive is eligible to receive a discretionary bonus of 100,000 options if certain milestones are met.

        o The Company entered into a one year agreement, effective July 1, 2005, with a consulting firm to support the Company's launch of its Ecosphere subsidiary. The agreement calls for a monthly retainer of $20,000 for the first six months and a monthly retainer of $30,000 for the next six months. Additionally, the consulting firm was granted options to purchase 1,000,000 common shares at $1.00 per share, with 500,000 options vesting immediately and 500,000 options vesting on June 30, 2006, if the consulting firm is still providing services. The agreement and its addendum also provide for the consultant to receive stock options and other compensation based upon consultant's performance. The principal of the consulting firm became a director of the Company in October 2005.

In 2005 Mr. Scott Baratta commenced an action against the Company entitled UltraStrip Systems, Inc. adv. Baratta in the Circuit Court of Martin County, Florida. The suit alleges that the Company terminated Mr. Baratta's employment and therefore owes him approximately $200,000, which represents the balance of his former employment contract with the Company. The Company's position is that Mr. Bratta voluntarily resigned and is therefore owed no more than $20,000. The matter is in its early stage and it is too early to determine if this litigation will result in any material costs to the Company.

                             ULTRASTRIP SYSTEMS, INC
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


10.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosure is as follows:

       For the nine months ended September 30,                        2005           2004
       ----------------------------------------------------------------------------------------
       Cash paid for interest                                    $        556    $      4,068

       Non-cash investing and financing activities:

       Accrued preferred stock dividends                         $    276,375    $    276,375

       Warrants issued in connection with financing              $          -    $    278,986

       Warrants issued for service                               $    629,759    $         --

       Common stock issued to settle debt obligations            $  4,950,550    $  1,517,893

       Note payable to shareholder and director of
       Ultrastrip Japan, Ltd for additional capital contribution $     47,500    $         --



11.     SUBSEQUENT EVENTS

        During the period of October 1, 2005 through November 10, 2005, the Company issued a total of $71,000 of convertible bridge finance notes with two detachable warrants for every dollar of principal to acquire shares of common stock at a price of $1.00 per share and $1.25 per share. All of the notes were immediately converted to equity.

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

OVERVIEW

Incorporated in 1998, the Company is a socially responsible water engineering and industrial automation company specializing in water filtration and coatings removal using ultra-high pressure water. The Company's vision is to develop innovative, patented technologies that work in harmony with the environment, to demonstrate the economic value of the technologies in the marketplace, and ultimately transform industries through strategic partnerships. As a result of this vision, the Company has developed products to protect community water systems throughout the United States, and virtually eliminate millions of tons of contaminated grit generated from the coating removal processes marine industry.

The Company is associated with two entities which have been consolidated into these financial statements in accordance with FIN 46 (revised). The first entity, USJ, was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The second entity, RIG, was organized in December 2004. The purpose of RIG is to purchase a M3500 Robotic Vehicle from the Company and lease the M3500 to USJ.

Prior to September 2005, all of the Company's revenues have been generated from the sale of its M3500 coating removal systems, related spare parts and related contract services of the M3500 systems which are used in the removal of paint from large commercial marine vessels. During 2004, 99.6% of revenues came from sales of the M3500 and spare parts to one customer which had an exclusive agreement with the Company, which agreement has expired. The Company does not anticipate receiving material revenue from this customer in 2005. During September 2005, the Ecosphere deployed its water filtration system to support the recovery from the Hurricane Katrina disaster and generated approximately $125,000 from one customer. Additionally, Ecosphere provided services to the city of Waveland, Mississippi and may be able to collect service fees for this effort, subject to the Federal Emergency Management Agency approving the agreement.

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

                             ULTRASTRIP SYSTEMS, INC





Revenue Recognition
-------------------

Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable and any future obligations of the Company are insignificant. Revenue from water jetting and water filtration service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company uses its judgment in assessing when revenue is realizable and earned, and records revenue based on the specific provisions of its contracts with third parties and its assessment of when collection is probable.

Determination of the Estimated Market Value of the Company's Common Stock
-------------------------------------------------------------------------

The Company's Common Stock is not publicly traded and therefore there is no easily determined market value for the shares. As a result, our management makes an estimate as to fair market value. The Company calculates the weighted average price per share using primary sales of Common Stock during each reporting period. This average is then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options. As a result, estimates are made as to the market value of the Company's Common Stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provides the most objective basis for assessing the market value of its Common Stock and provides for consistency among reporting periods.

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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended September 30, 2005, the Company did not have any impairment write offs. During the year ended December 31, 2004, the Company did not have any impairment write offs.

                             ULTRASTRIP SYSTEMS, INC





RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES
--------

Revenues were $187,402 for the three months ended September 30, 2005, as compared to $143,490 for the three months ended September 30, 2004. The Company generated $124,940 of field services revenue in support of the Hurricane Katrina disaster relief programs, had spare part sales of $51,303 and royalties of $11,159 for the three months ended September 30, 2005, as compared with spare part sales of $135,424 and royalties of $8,066 for the three months ended September 30, 2004.

COST OF REVENUES
----------------

Cost of revenues was $51,972 for the three months ended September 30, 2005, as compared to $77,334 for the three months ended September 30, 2004. Gross profits increased primarily due to the addition of field services to support the Hurricane Katrina disaster relief efforts.

OPERATING EXPENSES
------------------

Operating expenses for the three months ended September 30, 2005 were $1,674,734 compared to $670,392 for the three months ended September 30, 2004. This increase was primarily attributed to an increase of $198,607 of salaries and wages due to increased staff salaries, non-cash compensation expense of $544,586 for warrants granted for services to a former director and to a consulting firm headed by a person who became a director in October 2005, $325,000 of expenses associated with the launch and promotion of Ecosphere, and $50,000 of expenses to support the Katrina relief effort (some of these relief efforts may later be reimbursed, but we have no guarantee).

LOSS FROM OPERATIONS
--------------------

Loss from operations for the three months ended September 30, 2005 was $1,539,304 compared to a $604,236 loss for the three months ended September 30, 2004. The increase in loss from operations in 2005 was due to increased salaries, increased non-cash compensation expense and the launch of Ecosphere.

INTEREST EXPENSE
----------------

Interest expense was $361,071 and $159,920 for the three months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to increases in 2005 convertible debt associated with the bridge loans authorized in November 2004.

PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $92,125 for the three months ended September 30, 2005 and September 30, 2004. These dividends reflect Company obligations to preferred shareholders that have not been paid.

                             ULTRASTRIP SYSTEMS, INC






NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $1,987,631 for the three months ended September 30,, 2005, compared to a net loss of $856,193 for the three months ended September 30, 2004. Net loss per common share was $0.04 for the three months ended September 30, 2005 and $0.02 for the three months ended September 30, 2004.


FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES
--------

Revenues were $210,107 for the nine months ended September 30, 2005, as compared to $1,999,559 for the nine months ended September 30, 2004, caused by the lack of a any significant major equipment or replacement part sales during the first nine months of 2005. The Company had major equipment sales of $0, field service revenues of $124,940, replacement part sales of $72,115 and royalties of $13,052 for the nine months ended September 30, 2005, as compared with major equipment sales of $1,750,000, spare part sales of $231,386, royalties of $16,673 and other revenue of $1,500 for the nine months ended September 30, 2004.

COST OF REVENUES
----------------

Cost of revenues was $68,270 for the nine months ended September 30, 2005, as compared to $1,069,948 for the nine months ended September 30, 2004. Gross profits declined primarily due to a decline in major equipment and replacement part sales in 2005.

OPERATING EXPENSES
-----------------

Operating expenses for the nine months ended September 30, 2005 were $3,987,498 compared to $2,102,177 for the nine months ended September 30,, 2004. This increase was primarily attributed to increases of salaries due to increased staff salaries, non-cash compensation expense, expenses associated with the launch and promotion of Ecosphere and expenses incurred to support the Hurricane Katrina relief efforts (some of these costs may later be reimbursed, but we have no guarantee).

LOSS FROM OPERATIONS
--------------------

Loss from operations for the nine months ended September 30, 2005 was $3,845,661 compared to a $1,172,566 loss for the nine months ended September 30, 2004. The increase in loss from operations in 2004 was due to a decline in sales, increased salaries, increased non-cash compensatory expense and the launch of Ecosphere.

INTEREST EXPENSE
----------------

Interest expense was $1,051,946 and $547,869 for the nine months ended September 30, 2005 and 2004, respectively. This increase was primarily attributable to increases in 2005 convertible debt associated with the bridge loans authorized in November 2004.

                             ULTRASTRIP SYSTEMS, INC






PREFERRED STOCK DIVIDENDS
-------------------------

Preferred Stock dividends were $276,375 for the nine months ended September 30, 2005 and September 30, 2004. These dividends reflect Company obligations to preferred shareholders that have not been paid.

NET LOSS APPLICABLE TO COMMON STOCK
Net loss applicable to Common Stock was $5,162,066 for the nine months ended September 30, 2005, compared to a net loss of $1,996,162 for the nine months ended September 30, 2004. Net loss per common share was $0.11 for the nine months ended September 30, 2005 and $0.05 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,686,676 for the nine months ended September 30, 2005, compared to $1,361,259 for the nine months ended September 30, 2004. This increase in cash used in operating activities is primarily due to the Company's decreased equipment sales in 2005 and the resulting decrease in gross profit, plus the launch activities for Ecosphere and the expansion of the Company's staff.

The Company's net cash used in investing activities was $61,641 for the nine months ended September 30, 2005 compared to net cash used by investing activities of $82,724 for the nine months ended September 30, 2004. The change in cash is due to the increase in equipment purchases in 2005 offset by the start up investment of $50,000 for USJ in 2004.

The Company's net cash provided by financing activities was $5,084,000 for the nine months ended September 30, 2005 compared to $1,263,025 for the nine months ended September 30, 2004. The increase is primarily due to subscriptions to the Company's bridge loan offering of $4,975,550 and the sale of equity interests in USJ and RIG, partially offset by a net reduction in short-term debt.

The Company continues to experience losses from operations and with no material ongoing revenues it is primarily dependent on outside sources of funding to continue its operations. As of the filing of this Report, the Company has $16,623 and lacks financial resources to meet its September 30, 2005 working capital deficit of $2,029,771 and future operating costs. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities. The Company raised $4,975,550 in bridge loans (authorized in November 2004) from various parties during the first nine months of 2005 including $4,550,550 which has been converted to common stock. Additionally, subsequent to September 30, 2005, the Company raised $71,000 in bridge loans financing, all of which was immediately converted to common stock.

                             ULTRASTRIP SYSTEMS, INC




Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company raising additional capital in the form of equity or debt. The Company is currently concentrating on marketing Ecosphere's water filtration system, but has delayed efforts to focus upon negotiating a supply agreement with a major manufacturer of military and emergency vehicles. Under the proposed agreement, this supplier would also market water filtration systems to municipal governments, other operators of community water systems and the federal government. Additionally, the Company is finalizing an agreement to provide water jetting coating removal services to a major U.S. cruise ship line. In order to service this new client, the Company is negotiating with its USJ partners either to purchase a second M3500 unit or to return the first unit so it can begin servicing the cruise line. We also lack the capital to deliver two (2) M3500 units to Lisnave, Portugal where our existing agreement provides the Company with an exclusive right to perform ship stripping services at the shipyard beginning in November 2005.

In order to raise additional capital and finance Ecosphere's operations, Ecosphere is about to offer, on a best efforts basis, $10,000,000 of Ecosphere convertible preferred stock. From any proceeds raised, 20% will be paid to the Company in partial payment of royalties, and the balance to be used to finance Ecosphere's operations.

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

RELATED PARTY TRANSACTIONS

Our Chairman of the Board of Directors extended his $240,000 note due September 30, 2005 to December 31, 2005 for no consideration.

On April 29, 2005, we purchased a total of 733,334 shares of our common stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau. We issued these three shareholders notes due December 31, 2005, which notes are pre-payable with a portion of the proceeds from revenues from the sale of our water filtration systems and our current bridge loan offering. During September 2005, this transaction was reversed. Mr. Cousteau resigned as a member of our Board of Directors effective April 29, 2005 and joined our Board of Advisors on the same date. During September 2005, the transaction was reversed.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our commercialization of our water filtration business and our coating removal business, our liquidity, our cash flow, our ability to raise capital, our expectations regarding capital expenditures and our ability to reach accommodations with our creditors. Additionally, words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products and services, our ability to resolve contractual issues and our ability to raise capital. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2004.

                             ULTRASTRIP SYSTEMS, INC





ITEM 3.  CONTROLS AND PROCEDURES

 (a)  Evaluation of Disclosure Controls and Procedures

         During the quarter ended September 30, 2005, we formed a Disclosure Committee to assist us in meeting our disclosure obligations. As of September 30, 2005, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

(b)  Changes in Internal Controls

         There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                             ULTRASTRIP SYSTEMS, INC






                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In 2005 Mr. Scott Baratta commenced an action against the Company entitled UltraStrip Systems, Inc. adv. Baratta in the Circuit Court of Martin County, Florida. The suit alleges that the Company terminated Mr. Baratta's employment and therefore owes him approximately $200,000, which represents the balance of his former employment contract with the Company. The Company's position is that Mr. Bratta voluntarily resigned and is therefore owed no more than $20,000. The matter is in its early stage and it is too early to determine if this litigation will result in any material costs to the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2005, we issued convertible notes, shares of our common stock and warrants to purchase shares of our common stock to accredited investors which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933:

We sold $1,869,050 in convertible notes to accredited investors. Purchasers of these notes also received two warrants to purchase shares of our common stock for every dollar invested. The warrants are exercisable at $1.00 and $1.25 respectively. The notes are convertible into shares of our common stock at the rate of $1.00 dollar per share.

We issued 1,894,050 shares of common stock to accredited investors upon conversion of our bridge notes. 1,869,050 of the shares were issued upon conversion of notes sold during the third quarter of 2005 and 25,000 of the shares were issued upon conversion of notes sold prior to July 1, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There were no defaults upon senior securities during the three months ended September 30, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


On August 3, 2005, we held our annual meeting of shareholders. The shareholders approved the following matters:

                1. The election of the seven nominees to serve on the Board of Directors for a term of one year, or until their respective successors are duly elected and qualified.

                DIRECTORS                       FOR                 WITHHELD
                -----------------------     -----------          ------------
                Stephen R. Johnson          26,020,452              160,334
                James C. Rushing III        26,040,452              140,334
                John P. Odwazney            26,040,452              140,334
                Michael R. Donn, Sr.        25,989,786              191,000
                George R. Sterner           26,113,786               67,000
                Barry Hechtman              26,043,786              137,000
                Gordon G. Kuljian           26,113,786               67,000



                2. The approval and ratification of Tedder, James, Worden & Associates, P.A. as the Company's independent registered public accounting firm for 2005. In this matter, there were 26,117,786 votes in favor, 55,000 votes against, and 8,000 abstentions.

                             ULTRASTRIP SYSTEMS, INC





 ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS.

EXHIBIT
NUMBER                           DESCRIPTION


10.1            Amendment to 2003 Stock Plan (1)

10.2            Employment Agreement with Dennis McGuire

31.1            Certification of Chief Executive Officer (Section 302)

31.2            Certification of Chief Financial Officer (Section 302)

32.1            Certification of Chief Executive Officer (Section 906)

32.2            Certification of Chief Executive Officer (Section 906)


(1) Contained in Form 8-K filed on August 8, 2005.

                                   SIGNATURES


In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UltraStrip Systems, Inc.


November 15, 2005                          /s/ Dennis E. McGuire
                                           ------------------------------------
                                           Dennis E. McGuire
                                           President and Chief Executive Officer


November 15, 2005                          /s/  J. C. "Jim" Rushing III
                                           ------------------------------------
                                           James C. Rushing III
                                           Chief Financial Officer / Chief
                                           Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION


10.1            Amendment to 2003 Stock Plan (1)

10.2            Employment Agreement with Dennis McGuire

31.1            Certification of Chief Executive Officer (Section 302)

31.2            Certification of Chief Financial Officer (Section 302)

32.1            Certification of Chief Executive Officer (Section 906)

32.2            Certification of Chief Executive Officer (Section 906)


(1) Contained in Form 8-K filed on August 8, 2005.