Form 10KSB
period 2005-12-31
ULTRASTRIP SYSTEMS INC
filed 2006-04-04
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

Form 10-KSB

______________

(Mark One)

☒

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 000-25663

UltraStrip Systems, Inc.

(Name of small business issuer in its charter)

———————

Florida	65-0841549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida 34997

(Address of principal executive offices) (Zip code)

Issuer’s telephone number (772) 287-4846

Securities registered under Section 12(b) of the Exchange Act:  None

Title of each class	Name of each exchange on which registered

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

(Title of Class)

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Note – Checking the box above will not relieve any registration required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year. $249,892

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.).

As of March 24, 2006 was approximately $41,902,853.

Note:  If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date. 54,044,026 shares of Common Stock, $0.01 par value, as of March 20, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (Check one):  Yes ☐; No ☒

PART I

Item 1.

Description of Business

UltraStrip Systems, Inc., is a technology incubator that creates patented and engineered solutions for the defense, homeland security and global ship repair markets. Our business model focuses on joining with other companies, primarily national and international leaders, where we provide our intellectual property and the other company provides its marketing prowess and extensive network of governmental and other relationships and, if applicable, manufactures our products. We operate two distinct lines of business and recently commenced efforts to exploit additional patents.

Our first line of business is providing water filtration systems through Ecosphere Technologies, Inc., a wholly-owned subsidiary. Our water filtration system is a high-volume portable water filtration system capable of producing clean drinking water using any natural water source, even heavily polluted water. In late December 2005, we entered into an exclusive five-year Joint Marketing and Supply Agreement with Pierce Manufacturing, Inc. Pierce is the leading North American manufacturer of fire trucks and homeland security vehicles; it is a wholly-owned subsidiary of Oshkosh Truck Corporation, a leading defense contractor.

Our second line of business serves the ship repair industry and eliminates environmental damage caused by competitive services. We provide ultra high pressure robotic water jetting coating removal products and services that are used to strip coatings from large vessels such as super tankers, cruise ships and military vessels. In February 2006, we signed an exclusive five-year Agreement with United States subsidiaries of BAE Systems, plc. BAE Systems’ website says it is the largest European defense contractor and a top 10 United States defense contractor. BAE agreed that we will be the exclusive provider of robotic water-jetting coating removal services in BAE’s shipyards in San Francisco and San Diego, California.

The Water Restoration Industry

According to the United Nations Global Environment Outlook report, “One third of the world’s population lives in countries suffering from moderate-to-high water stress…[and it is projected] that more than half the people in the world could be living in severely water stressed areas by 2032.”  According to the World Health Organization, an estimated 1.1 billion people do not have access to any type of improved drinking water facility. The devastation found in the Gulf Coast in the wake of the 2005 hurricanes and in South Asia following the Tsunami in late December 2004 are both graphic examples of the need for clean and hygienic water following natural disasters. Clean water is not only needed for drinking, bathing and cleaning purposes, it is also required to grow the food we eat. We believe opportunities exist to provide clean water for a variety of domestic and international markets, including:

•

natural disasters and homeland security; and

•

military, commercial and industrial applications.

For approximately six weeks beginning in September 2005, our water filtration system provided clean water to Waveland, Mississippi, a Gulf Coast town devastated by Hurricane Katrina, and to surrounding communities. See the discussion of Waveland at page 3 of this Report. Our experience in operating our system in a real-time environment providing disaster relief has been invaluable. We have redesigned our water filtration system to better serve areas devastated by natural disasters and terrorist events. We recently placed an order to manufacture the first redesigned system which will be installed by Pierce Manufacturing in a truck it manufactures. This Tactical Water Filtration Truck will serve as the demonstration model for Pierce to fulfill its obligations under the agreement to market the new truck in its product line.

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002

The Public Health Security and Bioterrorism Preparedness and Response Act of 2002 or the Bioterrorism Act requires the nation’s community water systems operators to conduct vulnerability assessments certified by the Environmental Protection Agency or EPA, and to prepare and adopt emergency response plans that would be executed in the event of a terrorist attack. There are 8,552 community water systems identified by the EPA serving the United States today that constitute our target market. The Bioterrorism Act requires drinking water utilities to identify equipment that can be implemented or utilized in the event of a terrorist or intentional attack.

Our mobile water filtration system will allow the community water systems to comply with this requirement of the Bioterrorism Act. Our system can provide enough clean water to meet the minimum daily water needs of approximately 10,000 people.

EPA Verification

In order to accelerate the entrance of new environmental technologies into the marketplace, including technologies relevant for water security, the EPA developed its Environmental Technology Verification Program. This program operates through public/private testing partnerships to evaluate the performance of environmental technology. The goal of this EPA program is to further environmental protection by accelerating the acceptance and use of improved and more cost-effective technologies.

In 2004, our filtration system became the first and only high volume system to be verified by the EPA program for a terrorist attack or natural disaster, and to this day we believe it remains the only wastewater purification system to be verified by the EPA.

Our Solution

Our water filtration system, which was originally designed to filter the water used by our robotic water-jetting system, is capable of producing up to 36,000 gallons of drinking water per unit per day. The system verified by the EPA was housed in a 40 foot container, while our next generation model has been modified since deployment of the original system to Waveland, Mississippi to be one-half the size and more mobile through integration into a military type truck vehicle manufactured by Pierce. Some new models will also include living facilities for operators responding to future disasters since there may not be any accommodations in areas which need service as was the case in Waveland after Hurricane Katrina.

An important part of our solution is the agreement we signed with Pierce. Pierce will manufacture the vehicles, integrate our water filtration system into the vehicles and market the completed systems to local governments and United States and foreign military customers. For more information describing this agreement, see page 3 of this Report.

Our system is an easily portable, self contained automated water filtration system that removes contaminants and impurities from water including chemical and biological agents to produce clean drinking water from any natural source. Our new water filtration system which we developed is a self-contained system that weighs approximately 20,000 pounds and will be enclosed in a 20 foot certified steel container as a stand alone unit or integrated into a military style truck for transport and deployment to disaster or war zone sites. The unit uses a seven stage filtration system including ozone, sand, carbon, cartridge, ultra filtration and reverse osmosis filtration, followed by ultra violet disinfection to neutralize or remove a broad range of chemical and biological agents and remove particles as small as 0.003 microns. The system also incorporates an on-board generator so that it is not dependent upon outside sources of power and will operate up to 24 hours without refueling. Virtually no set up is required. Once the system is delivered to a site, all that is required is for the input hose to be connected to a source of water and for the generator to be started. It then takes approximately 15 minutes for the system to begin delivering clean drinking water. Further, the system requires only one person to operate. The system is also flexible enough to adapt to the changing requirements of the incoming water being processed. The operator has the flexibility to use all or bypass any of the filtration stages based upon the requirements of the water being processed.

Our Strategy

We believe that the growing global need for clean water, developing disaster preparedness and response plans, and military applications will provide us with opportunities to grow this aspect of our business. Our strategy is to target areas of immediate need for clean water such as disaster relief efforts, and then leverage the demonstrated success of our mobile water filtration system in providing immediate relief into creating opportunities in our target markets.

The Bioterrorism Act presents a unique opportunity for us since it requires the 8,552 community water systems that serve more than 3,300 people to develop a plan to remediate the impact of a terrorist event on, among other things, their water systems. The devastation that Hurricane Katrina caused included destruction and impairment of local water systems and demonstrated that local governments had inadequate disaster response plans and did not properly implement the plans they had. One of the keys to penetrating this market is to locate funds that local water systems can use to comply with the Bioterrorism Act. We are hopeful that as the result of Hurricane Katrina, Congress will enact legislation to provide this funding. We cannot assure you that the funding will be appropriated, that the Bioterrorism Act will be enforced or that local water systems or other government agencies will order our disaster recovery unit.

A very important milestone was reached on December 5, 2005 when we entered into a Joint Marketing and Supply Agreement with Pierce. We are hopeful that through the Pierce agreement, a consulting agreement with The Allbaugh Company, LLC, and an agreement with Capital Access, Ltd., we can be successful in selling water filtration systems to the Department of Homeland Security, municipalities and United States and foreign military customers as they prepare to respond to future man-made or natural disasters. Pierce is the leading North American manufacturer of custom fire trucks and homeland security vehicles - which enable police, fire and emergency management personnel to respond effectively to terrorism and natural disasters and to mitigate their effects. Annually, Pierce builds between 1,600-1,800 specialized emergency vehicles. With Ecosphere’s exclusive agreement with Pierce, that company will manufacture and market Ecosphere’s Tactical Water Filtration Truck, although we cannot assure you that we will derive any material revenue from it.

The Allbaugh Company is headed by Mr. Joe M. Allbaugh who was Director of the Federal Emergency Management Agency or FEMA from 2001 to 2003, served as Chairman of Bush-Cheney 2000 and was Chief of Staff to President George W. Bush when he was Governor of Texas. The Allbaugh Company provides strategic consulting services in the area of governmental relations and the establishment of marketing alliances with large government contractors which serve governments in the United States and overseas. Mr. Allbaugh became a director of UltraStrip on October 20, 2005. For further information, see “Consulting Agreement with The Allbaugh Company” at page 8 of this Report. Notwithstanding this consulting relationship, we cannot assure you that we will derive any material revenue from it.

In July 2005, Ecosphere entered into a three-year agreement with Capital Access, a Seattle, Washington based broker-dealer. As part of the agreement, Capital Access will act as a sales agent for Ecosphere’s water filtration products and services. The revenue producing activities will be led by Mr. Norman Rice, Vice Chairman of Capital Access. Mr. Rice served two terms as Mayor of Seattle, Washington from 1990 to 1997. During that time, he also served as Chairman of the U.S. Conference of Mayors. If Capital Access is successful, Ecosphere will pay it cash commissions, but we cannot assure you that we will derive any material revenue from it.

In order to take full advantage of the opportunities presented by our mobile water filtration system, in April 2005 we formed Ecosphere, a wholly-owned subsidiary, whose sole focus is commercializing the mobile water filtration system. We are just beginning to commercialize the mobile water filtration system.

We also intend to develop relationships with complementary service providers in the logistics industries as well as military and humanitarian organizations worldwide in order to achieve our goals.

Ecosphere, through its Joint Marketing and Supply Agreement with Pierce Manufacturing, has outsourced the manufacturing of the water filtration vehicle and provided Pierce with primary marketing responsibility of the mobile water filtration vehicles based upon Pierce’s ability to secure significant sales in the military, homeland security and municipality sectors. Pierce will market our new disaster recovery systems through its large network of dealers to governments and other potential users in exchange for fees. Ecosphere has issued a purchase order and paid a deposit to a filtration systems integrator to manufacture the first redesigned water filtration systems per our specifications for the first truck unit with Pierce to maintain competitive pricing and to meet demand spikes that may occur. Ecosphere retains the engineering drawings and there are several other companies with which we have a business relationship which are available to manufacture the water filtration systems to maintain competitive pricing and to meet demand spikes that may occur. By creating a motorized version, we will enhance the mobility of our water filtration system and its ability to quickly respond to natural disasters and terrorist events.

The Hurricane Katrina Opportunity

After Hurricane Katrina struck the Gulf Coast, the Shaw Group, one of the prime government contractors responsible for assisting in disaster relief in Louisiana asked us to deliver our water filtration unit to Baton Rouge,

Louisiana. We did and it remained awaiting a location assignment for 10 days. We received payment for this effort which helped cover some of the extra costs we incurred in expediting delivery, leasing a motor home for our engineers, per diem expenses under emergency conditions and travel expenses.

On Friday evening, September 9th, NBC’s Dateline featured the unfortunate plight of Waveland, Mississippi, a small town on the Gulf Coast. The story quoted the Mayor as saying the town needed water for bathing and cleaning. Our management flew to Mississippi on Saturday, met with the Mayor and delivered the mobile water filtration system to Waveland on Sunday. Shortly thereafter, we began purifying contaminated water, and supplying it to the first responders, relief workers and local residents who had not been evacuated. Portable showers fabricated by Ecosphere personnel in Waveland permitted people to bathe. Volunteer relief workers used a tanker truck to deliver clean water from our filtration system to residents outside of Waveland. Our water filtration system operated in Waveland for six weeks until the local water system began operating. While we supplied the water filtration system as a humanitarian gesture, Waveland signed a contract to pay us if it could be reimbursed by applicable government agencies including FEMA. The Company invoiced the City of Waveland $240,000 for the six weeks of water supply. While we cannot assure you that we will be successful in this regard Management has received information that has improved the prospect for expecting collection of this receivable.

Waveland has also served another important function. In using our water filtration system on a real-time basis, we have learned important lessons. We believe these lessons will be valuable in improving our ability to provide disaster and terrorist act relief. As a result, we designed our new disaster filtration unit, which we call the Tactical Water Filtration Truck, and it is one-half the size of the original unit. This unit is based upon a military or industrial truck chassis manufactured by Oshkosh. We have designed another version of the disaster filtration unit which contains living quarters to be manufactured by Pierce. Our current plans are to primarily market the Tactical Water Filtration Truck but also have the version with living quarters available to market to customers.

Either way, Waveland, Mississippi serves as a demonstration project for us and our wholly-owned subsidiary, Ecosphere. We are hopeful that it will cause water systems and other entities such as hospitals to carefully examine their emergency water needs in the event of future natural disasters and terrorist events. In that regard, Ecosphere, to which we have transferred our mobile water filtration technology, provides a solution to their remediation plans.

Our Markets

We intend to pursue opportunities in the following markets:

Disaster Recovery

The recent tragedy caused by Hurricane Katrina leaves no doubt about the benefits of a mobile water filtration system. The portability of our water filtration system makes it ideally suited for use in disaster recovery efforts. By creating a motorized version, we will enhance our ability to respond quickly and provide relief. We intend to pursue opportunities with the federal government and others to purchase our systems for rapid deployment to areas requiring immediate access to drinking water following a natural disaster.

Homeland Security

A reliable source of clean drinking water is vital to surviving a terrorist attack on our nation’s water supply. The Bioterrorism Act requires the nation’s community water systems operators to conduct vulnerability assessments certified by the EPA, and to prepare and adopt emergency response plans that would be executed in the event of a terrorist attack. One component of the emergency response plan requires the community water system to identify alternative water sources. The mobile water filtration system is such an alternative water source. The modified mobile water filtration system we plan to produce will provide enough clean water to meet the minimum drinking water needs of over 10,000 people. We intend to market the mobile water filtration system to the Department of Homeland Security, local governments, community water systems, hospitals and other entities throughout the country for use as an alternative water source in the event of a widespread terrorist event.

Military Applications

A fighting force cannot survive without adequate food and water, and logistics has long been a limiting factor in the ability of an army to conduct operations. Our mobile water filtration system properly positioned can provide enough fresh water to keep our military personnel properly hydrated and able to fight. Our mobile water filtration system would also provide an additional layer of safety and security for our troops because their water supply would be safe, regardless of what the enemy did to the local water supply.

Developing Countries

Far too many people throughout the world suffer because of the lack of access to clean water. According to a 2005 report titled “Water for Life,” the World Health Organization estimates that lack of drinking water and sanitation kills about 4,500 children a day and causes sickness and abject poverty. We are seeking to enter into agreements with large contractors as well as humanitarian and other organizations in order to use the mobile water filtration system to bring clean water to people in need throughout the developing world.

We recently entered into agreements with a Turkish company appointing it our exclusive dealer in Turkey and Cyprus for a five-year period, subject to a five-year extension if it meets certain sales quotas. We expect to receive a purchase order within the next 30 days to sell the dealer the unit we used in Waveland, Mississippi.

Our Competitors

Our portable water filtration system is an innovative and different approach to providing clean drinking water. We are not aware of any other company that offers a similar product, and our mobile water filtration system is the only water purification system to be verified by the EPA. While not direct competitors, there are many companies which mass produce bottled drinking water including major multinational companies. Companies that produce bottled water include the Coca-Cola Company, Pepsi Co., and Nestle Water North America, Inc.

Our Agreement with WaterEye

In early 2006, we entered into a Memorandum of Understanding, or non-binding agreement, with WaterEye Corporation. WaterEye has developed a patented Internet-based system of remote monitoring of the condition of water used by municipal water facilities, refineries, power plants and manufacturing plants. We each are seeking to introduce the other to potential revenue-generating customers. If this arrangement shows promise, we expect to negotiate a formal agreement.

The Coating Removal Industry

Overview

Large marine vessels are coated for two primary purposes:  to protect the metal structure of the vessels from rust and corrosion and to improve speed and efficiency by reducing drag in the water so the ships travel faster and more efficiently. In order to maintain efficiency, these vessels must have their hulls cleaned and recoated approximately every two to three years. Before a new coating can be applied, the old coating must be prepared or removed in order to repaint. The shipping industry transports 95% of the world’s goods and services and consists of approximately 38,000 vessels over 1,000 DWT. In addition, the United States Navy currently operates approximately 300 ships.

Above ground storage tanks, which are used to store petroleum products, are also coated to prevent corrosion of the metal structure, and typically need to be re-coated approximately every five to ten years. This process also requires the existing coatings to be prepared or removed. The American Petroleum Institute estimates that there are over 700,000 tanks owned by petroleum companies in the United States alone.

Traditional Method of Coating Removal

The traditional method used to remove coatings from ships and storage tanks is grit blasting. This process typically involves placing a team of approximately 10 to 20 people who work around the ship’s hull in a dry dock armed with grit spraying guns. Grit is an aggregate, like sand, that blasts coatings off of ships. While the grit blasting is in process, the entire area is required to be tented to avoid spreading airborne toxins and requires each worker to be protected with special air-ventilation suits. During this procedure no other maintenance can be performed on the ship and once the process is complete the ship owner can be left with over two million pounds of grit that is contaminated with toxic paint particles and pesticides. This toxic by-product must be handled and disposed of as hazardous waste.

Our Solution

We have developed an alternative method of removing coatings using a patented ultra-high pressure robotic water-jetting system called the M3500 that produces minimal waste. The M3500 uses a titanium and aluminum robot that attaches to the surface of a ship using a patented air gap magnetic array, and is controlled and monitored via a remote operator. Coatings are removed using an ultra-high pressure pump, which provides water to the robot at working pressures up to 50,000 pounds per square inch. As the coating is being removed, a vacuum system captures the removed coating and water. The waste, consisting solely of the removed coating, is then captured and deposited into sealed drums for environmentally safe disposal, while the filtered water can be released to standard water treatment facilities without violating any environmental laws.

The M3500 system consists of three major components:

•

The robot, which uses a magnetic array to adhere to steel surfaces. The robot has an independent suspension which permits it to traverse ship’s hulls and storage tanks in any direction at a high rate of speed while removing a 15 inch swath of coating. The M3500 removes coatings from metal surfaces at the rate of 500 to 3,000 square feet per hour; depending upon the number of layers of coating being removed;

•

A wireless joystick based control panel used to control the robot by an operator on the ground; and

•

The vacuum/filtration system that captures the coating removed by the robot.

Benefits of Our M3500 System

Our robotic water-jetting coating removal system provides a number of benefits over traditional grit blasting methods of coating removal, including:

•

We believe that the resulting surface is superior to that achieved by traditional grit blasting which provides for increased coating adhesion, longer coating life, and a smoother finished surface which reduces hull drag after the new coating has been applied;

•

New coatings can be applied quicker, reducing the possibility of the newly exposed metal corroding and decreasing the time a ship spends in dry-dock;

•

Shipyards are able to perform multiple maintenance tasks simultaneously, decreasing the time a ship spends in dry-dock;

•

Creation of hazardous waste is substantially reduced, lowering disposal cost and reducing harm to the environment; and

•

Fewer workers are needed to complete the coating removal process, reducing labor cost.

The Company has continued to invest in research and development by our research team with the goal of developing a more effective and reliable robotic system which will enable the end user to receive improved performance and lower investment. Accordingly, the next generation robot will be “air-powered” and is being introduced with our new BAE contract applications at San Francisco. The improvements incorporated in this new design will achieve this objective thus increasing both our competitive edge in providing the contract services more profitably with less investment and it will enhance our unit’s “affordability” to the final investment by customers or licencees.

Our Strategy

In the marine industry, our strategy is to develop alliances with major shipyards to promote the use of our robotic water-jetting system and to target commercial shipping, the military and cruise lines. Our mission is to convert the world’s largest commercial and military shipyard from using manual grit blasting to remove coatings from vessels to our robotic ultra-high pressure water removal systems.

In the above ground storage tank industry, we have identified approximately 150,000 above ground storage tanks in the United States with a surface area of 20,000 square feet or more. Approximately 75% of these tanks house petroleum products and are owned by the major petroleum companies.

Since our system captures 100% of lead-based coating that are removed from tanks, many of the problems associated with traditional grit blasting are avoided, and containment and disposal costs, necessary aspects of grit blasting, are greatly reduced or eliminated. Tanks with lead-based coatings will be a primary target due to significant competitive advantages using our automated coating removal system. We have not marketed our system to this industry because of the need to concentrate on the shipping industry.

Our Customers

Because of changing technology, we have developed a smaller and less costly robotic system.

BAE

Our agreement with BAE represents an important milestone. Its San Francisco and San Diego shipyards provided coating removal services to numerous commercial and military vessels in 2005. We have ordered six of our new M3500s (plus an additional robot) and expect to deliver them to the San Francisco shipyards by approximately May 2006. We believe that once our systems are in place, we can provide coating removal services to all of the ships in the shipyards that require such services. Because our system using a robot is largely automated, it uses fewer people than non-robotic water-jetting or grit blasting and provides an important environmental advantage. An important feature of our M3500 systems is the ability to capture the old coating debris before it is discharged into the water and the debris is disposed of by a third party.

Our agreement with BAE also envisions us working together elsewhere. We have agreed not to offer our services on the West Coast of the United States except through BAE. Additionally, we and BAE intend to offer our coating removal services in Hawaii and the Gulf Coast and East Coast of the United States. BAE owns shipyards in Hawaii and Norfolk, Virginia, which are covered by this understanding.

Other Business Opportunities

Carnival Cruise Lines has announced that all coating removal services on its fleet of cruise ships is to be performed using our systems equipment whenever possible. This means that if we have a robotic system available when a Carnival Cruise Lines’ ship needs to have its coating removed, Carnival Cruise Lines will use our system.

In April 2004, we formed a joint venture called UltraStrip Japan with five Japanese companies. We owned 49.9% of the joint venture with four Japanese companies owning the remaining 50.1%. The purpose of the joint venture was to acquire M3500 systems and solicit coating removal business in Japanese shipyards and from owners of above ground tank facilities. We attempted to finance the one robotic system required under the joint venture using a limited liability company and selling interests in that company. A separate entity, Robotics Investment Group, LLC, raised $480,000 of the approximately $1,000,000 required and the Company was required to use our own working capital for the balance needed to build the robotic system and support equipment. We sold one M3500 system to Robotics Investment Group, LLC, who then leased the equipment to the Japanese joint venture.

We delivered the robotic water-jetting system to the joint venture in August 2005. The joint venture did not generate any revenue. Two members of our senior management spent substantial time in Japan to commercialize the joint venture and negotiate with our joint venture partners. Ultimately, in December 2005, the Company and Robotics Investment Group terminated the lease and the Company re-acquired the M3500 from Robotics Investment Group. This reacquired system was sold to a separate Japanese company which includes some of  our former joint venture partners. The Company is in the process of reducing its equity ownership in the Ultrastrip Japan joint venture to five (5) percent.

In November 2003, we entered into a one-year agreement with Shaw-Robotic Environmental Services, LLC under which Shaw-Robotic became our exclusive contractor for our robotic water jetting systems. Shaw-Robotic purchased five systems pursuant to the agreement. The agreement expired in November 2004, and based upon discussion with Shaw-Robotic management expect them to consider the purchase of further units as they maximize the utilization of the equipment purchased in the expired agreement. Shaw continues to purchase spare parts from the Company on a regular basis.

On July 18, 2005, we entered into a five-year agreement with Tecor-Tecnologia Anticorrosao, S.A. Under the agreement we will provide robotic water-jetting coating removal services for Tecor at the Lisnave Estaleiros Navais S.A. ship-repair yard in Mitrena, Setubal, Portugal. The Lisnave ship-repair yard is one of the largest repair facilities in the world. Tecor and Lisnave are under common control, and Tecor serves as the prime contractor for Lisnave. Pursuant to the agreement, we will initially provide two M3500 robotic systems as well as the manpower to operate the systems. In order to generate revenue from this agreement, Lisnave, Tecor and we have agreed to solicit ship owners to use our M3500 robotic system instead of traditional coating removal techniques. Since we did not deliver the systems by November 18, 2005, Tecor could have terminated the agreement upon 30 days’ written notice. However, it extended the delivery date to September 1, 2006. We have yet to secure the financing for the two systems. Because we recently changed our business model and do not intend to provide contracting services outside of the United States, we expect that we will seek to locate a contractor who will purchase the systems from us and provide the coating removal services to Tecor. We cannot assure you that we will be successful in this regard.

Our Competitors

Coatings removal within the ship maintenance and repair market and the above ground storage tank maintenance market is highly competitive. Significant competitive factors include the price of coatings removal equipment compared to contract services or other service arrangements, the cost-effectiveness of existing coatings removal methods, equipment performance, customer support, financial viability of the vendor and environmental/regulatory compliance. Additionally, since our robotic water-jetting system is an innovative and different method of coating removal, we must deal with the reluctance to change business methods common to most large businesses, including our potential water-jetting customers.

Our robotic water-jetting system faces competition from larger, better financed traditional grit blasting companies and from established companies that have developed water-jet based coating removal technologies which are different from our technology. Companies that manufacture and market competing technologies include:  Flow International Corporation; Hammelmann Corp.; Jet Edge, a division of TC/America Monorail, Inc.; and NLB Corporation. These companies are larger and appear to have more financial strength and more established businesses.

Airplane and Automotive De-Painting

Outside of the marine industry, we believe that our robotic water-jetting technology has application to removing paint from large commercial and military aircraft and automobiles. Accordingly, in March 2006, we executed a Memorandum of Understanding with a leading independent research and development company which provides contract research and development services to industrial and government clients. The memorandum envisions them providing research and development services for us in a number of cooperative efforts, including development and marketing of specific projects to be funded by third-party clients. While other de-painting systems exist for aircraft, they use a plastic medium which not only places the persons operating the systems in a hazardous environment breathing particles of paint and plastic but also requires an environmentally safe disposal process. Our patents cover the use of robotic ultra-high pressure water-jetting to remove the paint. Of the nine (including one for which the United States Patent and Trademark Office has provided notice of allowance) United States patents we have been awarded, we have three patents which have specific application to paint removal from aircraft including one which provides for a three-dimensional laser scanning technology process.

We intend to pay the research and development company on a contract research basis to use our technology and their technology and develop a robotic de-paint system using high pressure water. Once that technology is developed which we expect will take approximately three months, we intend to partner with a large company to use our technology, cause the research and development company to manufacture the equipment and use the equipment on various aircraft. Potential customers include the military and large aircraft manufacturers.

Additionally, we plan to have the research and development company develop a system for removing paint from automobiles using our patented technology. At this time, our plans for this venture are in an early stage.

Key Consulting Agreements

We have an agreement with The Allbaugh Company to provide us consulting services principally in the areas of government relations and relationships with prime contractors. The agreement is for a one-year term effective July 1, 2005 and is cancelable by either party on 30 days’ notice. Under the agreement, we have paid The

Allbaugh Company a monthly fee of $20,000 for the first six months and will pay it $30,000 per month thereafter. Additionally, we issued it five-year options to purchase 1,000,000 shares of our common stock at fair market value of $1.00 per share. One-half of these options were immediately vested and the balance vest June 30, 2006 if our agreement is still in effect. In the event The Allbaugh Company introduces us to any customers, we agreed to pay it sales commissions on actual collected revenues consisting of cash and additional vested options exercisable at our then current fair market value. The Allbaugh Company introduced us to Pierce and will receive compensation from revenue derived from Pierce. Mr. Joe Allbaugh became a director of UltraStrip in October 2005.

Effective December 1, 2005 we entered into a Representation Agreement with Mr. George R. Sterner, who is our Chairman of the Board of Directors, and a retired Vice-Admiral of the United States Navy. Mr. Sterner has agreed to use his relationships to assist UltraStrip Envirobotic Solutions, Inc. in obtaining coating removal contracts from ship repair yards and operators of vessels. If successful, we will pay him sales commissions consisting of cash and options. We issued Vice-Admiral Sterner five-year options to purchase our common stock at $1.00 per share with 500,000 options immediately vested and the balance vesting on December 1, 2006 if the agreement has not been previously terminated. Additionally, if Vice-Admiral Sterner arranges any introductions which result in our receiving financing or selling assets not in the ordinary course of business, we have agreed to pay him additional fees consisting of cash and options. Vice-Admiral Sterner introduced us to BAE and will receive compensation from the revenue we generate through our BAE agreement.

On March 7, 2006, we entered into a Representation Agreement with a corporation controlled by Mr. Thomas Von Essen, who was fire commissioner of the City of New York at the time of the September 11, 2001 terrorist attack. Mr. Von Essen is Vice President of Special Projects for Ecosphere. Under this agreement, UltraStrip and Ecosphere agreed to pay Mr. Von Essen’s corporation $11,500 for the first six months effective as of July 1, 2005 and is now paying it $17,000 per month. A past due amount of $86,000 is owed to the corporation. Additionally, the corporation was granted options to purchase 500,000 shares of UltraStrip common stock at $1.00 per share effective as of July 1, 2005, of which one-half are fully vested and the remaining half will vest on June 30, 2006 as long as the Representation Agreement has not been terminated. Finally, if Mr. Von Essen through his corporation arranges any introductions which result in our selling any of our products and services or receiving financing or selling assets not in the ordinary course of business, we have agreed to pay commissions consisting of cash and options to the corporation as well as commissions for any transaction (not including sales of products and services) initiated by Mr. Von Essen.

Our 2005 Reorganization

In the Fall of 2005, in order to focus on our two current business units, we:

•

Reorganized internally;

•

Elected Mr. Dennis McGuire as our President and Chief Executive Officer. Mr. McGuire invented all of our proprietary technology, was one of our founders, and has been providing the vision and drive in the effort to commercialize our technologies;

•

Formed a new coating removal subsidiary, UltraStrip Envirobotic Solutions, Inc., managed by Mr. Stephen R. Johnson, as President, and Mr. John Odwazny as Chief Operating Officer. Messrs. Johnson and Odwazny are experienced in managing coating removal operations and held the same position at UltraStrip prior to the reorganization; and

•

Elected Mr. Michael R. Donn, Sr. as President and Mr. Thomas Von Essen as Vice President of Special Projects for Ecosphere. Messrs. Donn and Von Essen are experienced first responders and recognize the importance of water to relief efforts. Mr. Donn was formerly our Senior Vice President.

Our Intellectual Property

Our intellectual property includes a portfolio of registered and pending patents, trademarks, copyrights and trade secrets. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio currently provides us with an opportunity to obtain 423 patent registrations throughout the world. Of these:

•

we have eight registered United States patents and an additional one upon which we have received a notice of allowance from the Patent and Trademark Office, all relating to our robotic coating removal technology, airplane and automotive paint removal technology;

•

we have 411 patent applications pending either actual filings or reserved under the right to to seek priority date filing covering our robotic coating removal technology and automotive paint removal technology in numerous countries, including Europe, Asia and the rest of the world; and

•

we have three United States patents pending relating to our water filtration system.

We also believe our Intellectual Property Porfolio will act as a barrier to entry for other competitors who may seek to provide competing technology. See “Risk Factors” beginning at page 18 of this Report.

Our magnetic array technology, used to attach our robot to the surface of ships, in conjunction with the National Robotics Engineering Consortium associated with Carnegie Mellon University which acted as a contractor for us. We have been told by Carnegie Mellon University that some financial assistance for the development of the magnetic array used by the robotic coating removal system may have been provided through grants from the National Aeronautics and Space Administration or NASA. If it is finally determined that NASA funding was used in the development of the magnetic array, then NASA may be entitled to a royalty-free right to use our technology. This is important because we intend to pursue coating removal opportunities with the U.S. Navy and other military services. Without our knowledge, Carnegie Mellon obtained one United States patent and has applied for a second United States patent using our robotic coating removal technology. We are currently in negotiation with Carnegie Mellon University regarding ownership and licensing rights to their patents. Current status of the negotiations is favorable and expected to avoid the need for court resolution.

Our patent counsel has advised us that both the existing Carnegie Mellon patent and the application conflict with our patents and the granting of the patent without naming our Chief Executive Officer, Mr. Dennis McGuire, as a co-inventor is a fraud upon the United States Patent Office. During the time when Carnegie Mellon was performing services for us and applying for patents, it had a representative on our Board of Directors and our principal law firm also was patent counsel for Carnegie Mellon. We did not know about the law firm’s conflict of interest. We are presently exploring our options with our patent counsel and have recently initiated discussions with Carnegie Mellon and the law firm.  This means that in those parts of the world where we did not file for foreign patents (and unless our pending patent applications in those countries are granted), any company can compete with us. For more information concerning the actions of Carnegie Mellon and its impact on our coating removal business, see “Risk Factors” at page 23 of this Report.

Manufacturing

We have used third parties to manufacture the seven robotic coating removal systems we have sold and the first water filtration system, although we manufactured the prototype for our new M3500 system and our original water filtration system. We intend to continue using third parties to manufacture our systems in the future. As disclosed earlier in this Report, Ecosphere recently entered into an agreement with Pierce which will integrate our water filtration systems into trucks manufactured by Pierce. See the discussion at page 3 of this Report.

Sales and Marketing

We rely on our officers and those of Ecosphere and Envirobotic Solutions for our sales and marketing efforts. For this reason, Ecosphere has recently entered into an agreement with Pierce which will use its large network of dealers to market and sell the mobile water filtration trucks manufactured by Pierce. Ecosphere also anticipates that Capital Access will provide sales and marketing assistance. See the discussion of the Pierce Agreement and Capital Access Agreement at pages 3 and 3 of this Report. In addition, we have agreements with Vice-Admiral George R. Sterner, The Allbaugh Company and Thomas Von Essen’s corporation to provide sales and marketing referrals. Vice-Admiral Sterner is Chairman of our Board of Directors and Mr. Allbaugh is a director. See the discussion of these agreements at pages 8 and 9. Similarly, Envirobotic Solutions is seeking to partner with and use third parties to assist in selling its coating removal services and sell the robotic water-jetting coating removal systems for use by third parties outside of the United States. See the discussion of our agreement with the Lisnave, Portugal shipyard at page 8 of this Report.

Employees

We have 16 full-time and one part-time employees including our three UltraStrip officers, two UltraStrip Envirobotic Solutions’ officers and one of our two Ecosphere officers. The other Ecosphere officer is a part-time consultant. See “Management” at page __ of this Report.

Item 2.

Description of Property

We lease two buildings in Stuart, Florida comprising an aggregate of 14,700 square feet of space. Our aggregate monthly rent is $11,528. One building houses our corporate offices, and the second building provides us with warehouse, assembly and testing space. The lease on our corporate offices expires on September 30, 2010, and the lease on our warehouse and assembly building expires on August 31, 2011, based upon our extension of the lease which we delivered to the buildings’ owner in May 2005. Additionally, we recently gave notice of our intent to exercise our option to purchase the building housing our offices. We have made arrangements with a group of investors to purchase the building, lease it to us and pay us $250,000. However, the landlord has taken the position that the purchase option has expired. We are currently engaged in discussions with the landlord.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the year ended December 31, 2005 through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

General

Our common stock began trading in January 2006 on the Over-the-Counter Bulletin Board under the symbol USTP.

The Company has not paid any cash dividends and does not anticipate paying cash dividends in the foreseeable future. Subject to Florida law, payment of dividends is within the discretion of our Board of Directors and will depend, among other factors, upon earnings, financial condition and capital requirements. Florida Law restricts the payment of dividends if after payment (i) a Florida corporation cannot pay its debts as they come due or (ii) total assets are less than total liabilities plus liquidation preferences of classes of stock having superior preferential rights. At December 31, 2005, we owed $2,220,103 in cumulative dividends to holders of our preferred stock. As of March 20, 2006, the Company had approximately 2,782 holders of its common stock.

Sales of Unregistered Securities

Described below are the securities sold by us during 2005 and 2006 without registering the securities under the Securities Act of 1933 (the “Securities Act”) and which were not previously disclosed in a report on Form 10-KSB or Form 10-QSB. We believe that the sales of such securities under such circumstances were exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Rule 506 thereunder as nonpublic offerings.

•

During the fourth quarter of 2005, the Company sold $541,000 in units consisting of convertible notes (or the equivalent shares in common stock at $1.00 per share) with warrants to 10 investors in a private placement. All sales were made for cash, and for every dollar invested, each person received a note equal to the amount invested (or shares at the rate of one share per each $1.00 invested), one warrant exercisable at $1.00 and one warrant exercisable at $1.25. The notes are convertible into one share of our common stock for each $1.00 converted.

•

During the first quarter of 2006, the Company sold $1,924,000 of the same units it sold in 2005, resulting in the issuance of $1,100,000 of convertible notes (or the equivalent shares in common stock at $1.00 per share), 824,000 shares of common stock, 1,924,000 $1.00 warrants and 1,924,000 $1.25 warrants.

•

During 2005, the Company issued 105,000 options to purchase common stock with an exercise price of $1.10 per share to six employees. The options are fully vested and exercisable from the date of grant.

•

During 2005, the Company issued 8,895,000 options to purchase common stock with an exercise price between $1.00 and a $1.10 per share to several officers and directors. These options vest and are exercisable over different periods.

•

During 2005, the Company issued 1,250,000 options to purchase common stock with an exercise price of $1.00 per share to a former chairman of the board of directors. The options are fully vested and exercisable from the date of the grant.

•

During 2005, the Company issued 500,000 warrants to purchase common stock with an exercise price of $1.00 per share to two individuals for services provided to the Company. The options are fully vested and exercisable from the date of the grant.

•

During 2005, the Company issued 450,000 options to purchase common stock with an exercise price of $1.10 per share to two individuals for consulting services provided to the Company.

In 2003, our shareholders approved the 2003 Stock Option Plan for Outside Directors and Advisory Board Members providing for options to purchase up to 4,500,000 shares of common stock and the 2003 Equity Incentive

Plan providing for options to purchase up to 4,000,000 shares of common stock. The following chart reflects the number granted and the weighted average exercise price for each Plan as of December 31, 2005.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities available for grant
2003 Equity Incentive Plan	135,500	$1.10	3,864,500
2003 Stock Option Plan for Outside Directors and Advisory Board Members	3,730,000	$1.11	770,000

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. We have included Risk Factors relating to an investment in UltraStrip at the conclusion of this Item 6.

Overview

UltraStrip is a technology incubator that creates patented and engineered solutions for the defense, homeland security and global ship repair markets. We were incorporated in 1998 and have developed eight United States patents (plus we have been advised that a ninth patent has been allowed) and have 414 patents pending. Our vision is to develop innovative, patented technologies that work in harmony with the environment, to demonstrate the economic value of the technologies in the marketplace, and ultimately transform industries through strategic partnerships. As a technology incubator, our goal is not to be a long-term operator of businesses but to develop the potential through strategic alliances with leading national and international companies and then sell off the technologies to larger and better capitalized companies. To date, we have generated revenue from our robotic coating removal systems and our water filtration systems and are concentrating our efforts on maturing these businesses while also beginning to develop other technologies.

As a result of this vision, we have developed products to protect community water systems throughout the United States through the only EPA verified portable high-volume water filtration system and we have developed products which reduce the discharge of contaminated residue into oceans and other water systems and the air.

We have two subsidiaries:

•

Ecosphere Technologies, Inc. which we organized in April 2005 to operate our water filtration system business;

•

UltraStrip Envirobotic Solutions, Inc. which we organized in October 2005 to operate our coating removal business.

In recent years, we have generated all of our material revenue from sales to one customer. During 2004, 100% of our revenue came from sales of our coating removal systems and spare parts to a subsidiary of The Shaw Group which had an exclusive agreement with us. By not achieving the required annual unit orders for robotic systems, its exclusive agreement with us was terminated in late 2004. We did not generate any sales of our coating removal systems in 2005 and received only nominal revenue from the sales of spare parts to Shaw. In 2005, Ecosphere generated FEMA funded revenue from Shaw related to Hurricane Katrina. The focus in 2005 was to achieve major new contracts, prepare to file a registration statement to register the Company’s common stock and commence public trading. The revenue we generated from Shaw was as the result of supplying our water filtration system to it in Louisiana after Hurricane Katrina. When we recognized Waveland, Mississippi’s dire need for our water filtration system, which was sitting idly at a Shaw facility, we immediately transported it to Waveland where it worked successfully for six weeks. We have billed the City of Waveland $250,000 but have not recorded this sum as revenue since our understanding with the City is that it has no liability to us unless it is paid by FEMA or other government agency. Although we are hopeful that FEMA will pay Waveland, we cannot assure you that it will do so. However, we have recently received information that our fees will be paid in the second quarter of 2006 from funding designated and transferred by FEMA to the State of Mississippi.

Critical Accounting Estimates

We have selected our more subjective accounting estimation processes for the purpose of explaining the methodology used in calculating the estimates, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on our financial condition. These estimates involve certain assumptions that if incorrect could create a material adverse impact on our results of operations and financial condition.

Revenue Recognition

Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable and any future obligations of UltraStrip are insignificant. Revenue from water jetting service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. We use our judgment in assessing when revenue is realizable and earned, and record revenue based on the specific provisions of our contracts with third parties and our assessment of when collection is probable.

Useful Lives and Impairment of Machinery and Equipment and Other Assets

We capitalize as machinery and equipment our robotic water-jetting systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. We determine the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of our robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the system may individually have longer useful lives than the we estimate for the useful life of the entire system (i.e., 10 years or longer), we believe that the technological advancement in both the robotic vehicle and the configuration of the entire system would be obsolete after five years. Accordingly, we have used five years to depreciate both our robotic coating removal systems and water filtration system.

We determine the useful lives of our patents based on the remaining life of the patent issued by the U.S. Patent Office. We believe the legal life of the patent is a reasonable period of time over which to realize the benefits of our intellectual property rights because of the broad nature of our patents and our intent to protect our intellectual property rights over the lives of the patents.

We review for impairment our machinery and equipment used in our products whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations, ultra-high water pressure or water filtration becomes available. During the year ended December 31, 2004, we did not have any impairment write offs. However, for the year ended December 31, 2006, we incurred an impairment charge of $225,504 related to disposal of inventory and an impairment charge of $94,222 relating to our investment in our Japanese affiliate.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Revenue

Revenue was $249,892 for the year ended December 31, 2005, compared to $2,063,954 for the year ended December 31, 2004. In 2005, our coating removal revenue was limited to $124,952 from the sale of spare parts to Shaw, while in 2004 we sold one M3500 robotic system to Shaw which accounted for $1,750,000 in revenue. Our water filtration services business generated revenue consisted of $124,940, which was received from Shaw as a result of our delivery of our water filtration system to it following Hurricane Katrina. Similar to 2004, we derived no contract service revenue in 2005. Our lack of working capital prevented us from delivering our robotic coating removal systems to the shipyard in Lisnave, Portugal where we were originally scheduled to deliver the systems by November 2005. That date has now been extended to September 1, 2006.

Cost of Revenue

Cost of revenue was $137,445 in 2005 as compared to $1,103,933 in 2004. The reduction was principally because of our lack of coating removal system sales. Our principal cost consisted of costs for spare parts and the cost incurred in providing our water filtration system to support the Hurricane Katrina relief effort consisting of primarily a rental of a motor home, transportation expenses and the cost of two engineers in supporting our efforts in Mississippi and Louisiana.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (excluding other income/expense from operations) were $4,879,515 in 2005 in contrast to $2,540,052 in 2004.

Salaries and wages, including employee benefits, payroll taxes, and payroll administration expenses, were $1,627,590 in 2005 compared to $1,083,877 in 2004 as a result of hiring a new Chief Executive Officer, a Chief Financial Officer, and increases in salaries of our management and staff.

Professional fees increased to $641,694 in 2005 from $311,692 in 2004. Our principal costs incurred in 2005 related to legal fees in connection with the preparation of a Registration Statement which we expect to file in the near future, as well as ongoing legal and accounting compliance costs.

Research and development decreased to $39,210 in 2005 from $80,064 in 2004.

Other large components of selling, general and administrative costs consisted of advertising, conferences and seminars, consultants, depreciation, dues and subscriptions, licenses and permits, meals, office expenses, printing and reproduction, public relations, quality assurance, rent, repairs and maintenance, travel and vehicle expenses which were $1,969,276 in 2005 in contrast to $988,074 in 2004. Bank charges, commissions, donations, insurance, marketing, postage and delivery, taxes and utilities were $601,745 in 2005 compared to $630,835 in 2004.

Other (Income) and Expenses from Operations

Non-Cash Compensation Expense

Non-cash compensation expense was $885,839 in 2005 compared to $21,138 in 2004. The 2005 and 2004 non-cash compensation expense was attributed to the expensing of stock options granted to seven consultants (including two affiliates) in 2005 and four service providers in 2001 which partially vested in 2004. In accordance with Statement of Financial Accounting Standards No. 123, in accounting for stock-based transactions with non-employees, we record compensation expense in the statement of operations with the securities are issued. Effective January 1, 2006 under Statement of Financial Accounting Standards No. 123(R), we will begin to expense our stock options each quarter except to the extent that options were vested prior to January 1, 2006.

Impairment of Inventory

In 2005, we recognized a non-cash impairment of our inventory of $225,504 for one M3500 Robot. We based this impairment upon the anticipated sales value of the unit based upon discussions with a third party. No inventory impairment was incurred during 2004.

Loss from Operations

We continue to incur losses from operations. In 2005, our loss from operations was $5,990,858 in contrast to $1,601,169 in 2004.

Other Expense

In 2005, it was $1,343,538 in contrast to $952,952 in 2004. Other expense is primarily comprised of interest expense. The increase in interest expense in 2005 was due to our increased interest rates on borrowings and increased borrowings via the bridge loans.

Net Loss

Net loss in 2005 was $7,212,539 compared to $2,554,121 in 2004.

Preferred Stock Dividends

Preferred stock dividends for 2005 and 2004 were $368,500. These dividends are cumulative which means we do not have to pay them until we pay dividends on our common stock. We are beginning to see preferred shareholders convert their preferred stock in 2006 as a result of our trading market commencing. As shareholders convert their preferred stock, it reduces our future accrued preferred stock dividends.

Net Loss Applicable to Common Stock

The net loss applicable to common stock was $7,581,039 in 2005 compared to $2,922,621 in 2004. Basic and diluted loss per common share was $.16 and $.07 in 2005 and 2004, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was $5,438,630 in 2005, compared to $2,336,970 in 2004. This increase is primarily due to the lack of sales of robotic coating removal services in 2005, launch activities for Ecosphere, increased utilization of strategic marketing consultants, and the addition of critical management staff.

Net cash used in investing activities was $60,200 for the year ended December 31, 2005, compared to net cash used by investing activities of $82,724 in 2004.

Net cash provided by financing activities was $5,483,381 in 2005 compared to $2,419,682 in 2004. The increase is primarily due to our bridge offering which commenced in late 2004. We raised approximately $5,500,000 in 2005 from the sale of our bridge units compared to $1,235,000 in 2004. Additionally in 2004, $$894,044 of notes payable, $101,956 in accrued interest and $200,000 of liabilities were exchanged for notes and warrants in our bridge financing.

We continue to experience losses from operations, and without regular revenue, we are dependent on revenue events such as our sale of a robotic coating removal system to a Japanese group which closed in January 2006, as well as continuing to raise capital. As of March 29, 2006, we have $715,188 in cash. We had a working capital deficit of $2,874,583 at December 31, 2005. Although we have raised an additional $1,924,000 in 2006, we still need additional financing to acquire inventory, market our products, provide operational support for our robotic coating removal systems we are manufacturing, pay our debt and meet our working capital obligations.

In February 2006, we entered into agreements with our former chief executive officer and a former director, each of whom held promissory notes which were in default. Our former chief executive officer made demand upon us to pay past due notes in the principal amount of $398,000 plus interest of $82,908 through December 31, 2005. In addition, he claimed he was owed accrued salary, bonus and reimbursement of expenses aggregating approximately $532,000. He also claimed to be owed an additional sum of approximately $371,000. In exchange for his agreement to forebear from seeking immediate enforcement of his rights, we agreed to pay him the sum of $20,000. Of this sum, we paid $15,000 upon entering into the settlement agreement plus $5,000 in attorney’s fees and agreed to pay an additional $15,000 in 2006 together with interest. In addition, we agreed to pay the principal amount of $1,347,870 plus interest with interest being paid quarterly and the principal sum due on February 13, 2007. Additionally, we issued the former chief executive officer a five-year warrant to purchase 1,000,000 shares of our common stock exercisable at $1.00 per share.

In February 2006, we also entered into a settlement agreement with a former director to whom we were in default on the payment of approximately $1,261,341. Under the terms of the settlement agreement, we paid the former director $100,000 down and an additional $100,000 in March 2006. Commencing April 15, 2006, we are required to make four consecutive monthly installment payments of $87,500. The balance of $711,341, plus accrued interest at prime plus two percent, is due on August 15, 2006. Additionally, we issued the former director a seven-year warrant to purchase 100,000 shares of common stock at $1.00 per share.

Our principal operating capital has come from our bridge unit offering in which we sold units consisting of either convertible notes or common stock, each with warrants to purchase shares of common stock in amounts equal to the price paid for the notes or common stock. The warrants are exercisable at $1.00 and $1.25 per share. The notes convert at $1.00 per share and the common stock was sold at $1.00 per share. From November 2004 to date, we have raised $9,915,550 including $5,516,550 in 2005 and $1,924,000 in 2006. We have terminated the bridge offering because we simply do not have sufficient authorized capital remaining and are seeking to raise up to $2 million through the sale of convertible notes which pay 12% per annum interest and convert into a number of shares based upon the current market price on the date of subscription. We have not yet sold any of the 12% notes. At our annual shareholders meeting in the summer of 2006, we expect to ask our shareholders for authority to increase the number of shares of common stock outstanding in order to permit us to be able to raise money through the sale of common stock or common stock equivalents. If we do not obtain that authority, we would expect to have to engage in a reverse stock split which does not require shareholder approval in Florida. In order to accommodate our capital raising efforts, six of our executive officers have agreed not to exercise up to 14,389,997 options and warrants until the authorized capital has been increased while we otherwise have sufficient authorized capital. We did not issue them any special consideration for these agreements.

There can be no assurances that our cash flow will be sufficient to meet current and future obligations. We have incurred losses since our inception, and continue to require additional capital to fund operations and development. As such, our ability to pay our current obligations is mostly dependent on achieving our sales goals or raising additional capital in the form of equity or debt. Additionally, earlier in 2005 we agreed to donate our only water filtration system to an overseas country and further donate six months of operational support including salaries of two employees and their living expenses. Our efforts to secure a non-government organization committee to staff and operate the unit has been unsuccessful.

Our short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, pay existing debt and existing trade liabilities, redeemable preferred stock and to pay other operating expenses. Although we cannot accurately predict the precise timing of our future capital expenditures, we estimate that we will need to spend over $7.1 million, primarily for inventory and research and development and working capital over the next 12 months including approximately $100,000 in voluntary deferrals by management.

In the event that we are unable to obtain the funds required to continue our operations as planned, it will be necessary for us to curtail expenditures and refocus our business plan with a view toward containing costs and obtaining additional revenue. Specific actions to this end might include a reduction in staff, research and development and marketing expenditures. There can be no assurances, however, that such cost reductions can be achieved.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) or Statement 123(R). Statement 123(R) revises Statement No. 123 and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. Statement 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Statement 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. Statement 123(R) is effective for UltraStrip as of January 1, 2006. Accordingly, the provisions of Statement 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for unvested options as of December 31, 2005 will result in an expense of approximately $37,000 in 2006, $0 in 2007 and $37,000 in 2008. Although management is still evaluating the potential impact, it expects the adoption of Statement 123(R) could have a material impact on the Company’s financial statements.

Forward-Looking Statements

The statements in this Report relating to the opportunities to provide clean water for a variety of markets, the opportunities provided by the Bioterrorism Act, the opportunities presented by our agreement with Pierce, potential revenue to be generated from relationships with the Allbaugh Company, Capital Access, George R. Sterner and Thomas Von Essen, our development of relationships with complementary service providers in the logistics industries, the military and humanitarian organizations, our plans with regard to the marketing of the Tactical Water Filtration Truck, the markets we intend to pursue to market our water filtration products, our completion of development of our new robotic coating removal system and the manufacturing delivery of systems to BAE, our implementation of our strategy with regard to the coating removal of vessels, including future relationships with Carnival Cruise Lines, and the Portuguese shipyard, our development of new technology relating to airplane and automotive de-painting, our resolution of our problems with Carnegie Mellon and our former law firm, our liquidity and our future working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors which follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the Securities and Exchange Commission.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the common stock Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $2.6 million in 2004 and $7.2 in 2005. We expect to report a loss from operations for the year ending December 31, 2006. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a going concern.

Our continued existence is dependent upon achieving sufficient sales levels and by obtaining additional debt financing and equity capital. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. Unless we can begin to generate material revenue, we may not be able to remain in business.

We need additional funding, which may not be available on acceptable terms or at all, in order to implement our business plan.

We currently require additional capital to remain operational, meet our working capital needs and pay our indebtedness. We have recently launched a 12% convertible note offering, although we have not sold any notes to date. This offering is limited to $2 million since we do not have additional authorized, but unissued common stock available except for shares which have been previously reserved in the event of exercise of options and warrants and conversion of convertible notes. We will need to obtain shareholder approval this summer. We cannot assure you that we will obtain such approval. Additionally, in order to either meet our working capital needs or acquire inventory if our proposed coating removal and water filtration business generates sufficient demand, we will need to raise up to $7.1 million. We cannot assure you that we would be able to raise this necessary capital on acceptable terms, or at all.

If any of the holders of our past due convertible notes or other convertible notes that become due in the future seek payment, we may not be able to pay these notes and would be required to cease operations.

We have outstanding $235,000 of our unsecured convertible notes which have matured and have not been converted or repaid. The maturities of our remaining convertible notes are as follows:

December 2006:	$50,000
January 2007:	$100,000
February 2007:	$—
March 2007:	$1,000,000

The notes are convertible at $1.00 per share at the option of the holders at any time. We have limited capital to pay the past due notes and may not have sufficient funds at the time the other notes mature to make the required payment and we may not be able to raise sufficient funds to satisfy our obligation. Our failure to pay the required amounts due on any of the notes would result in an event of default with respect to the notes, which could result in the entire outstanding principal balance and accrued but unpaid interest on all of the notes being accelerated and could also result in an event of default under our other outstanding indebtedness.

We may not generate cash flow sufficient to service all of our obligations.

We currently owe $90,000 in past due debt plus accrued interest not including $1,385,000 in principal of convertible notes which are or will become due as described in the above risk factor. Our ability to make payments on and to refinance our existing indebtedness depends on our ability to generate cash in the future. As of March 29, 2006, we have $715,188 in cash and our operations currently do not generate sufficient cash flow to service our obligations. If our operations do not generate sufficient cash flow in the future, and additional borrowings or equity funding or refinancing are not available to us, we will not have sufficient cash to enable us to meet all of our obligations. We will need to extend the existing maturities of, or need to refinance all or a portion of our existing indebtedness on or before maturity. There can be no assurance that we will be able to refinance our debt, obtain additional financing or reach an accommodation with our creditors.

Almost all of our revenue for 2005 and 2004 came from one customer from which we do not currently expect any further significant revenue.

Our 2004 revenue came from one coating removal customer, a subsidiary of The Shaw Group, which did not renew its exclusive agreement with us and we did not receive any material coating removal revenue from this customer in 2005. Our 2005 revenue was primarily related to Hurricane Katrina and spare parts, and came from Shaw as well, and we do not currently expect any significant revenue from this customer. If we do not generate future revenue from new customers, we will not be able to remain in business.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

Our growth strategy reflected in our business plan may not be able to be implemented at all or rapidly enough for us to achieve profitability. Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we compete and a degree of market acceptance of our products and services, particularly our mobile water filtration systems. There can be no assurances that potential customers that we intend to target will purchase our products or services in the future or that if they do, our revenue and profit margins will be sufficient to achieve profitability.

If the demonstrations of our products do not result in material revenue, we may cease operations.

As part of our marketing efforts, we are conducting and intend to conduct further demonstrations of the applicability and utility of our water filtration and coating removal systems for potential customers. If these demonstrations or any third parties’ testing of our systems do not clearly convey to potential customers the utility of our products and services and their value at the prices we expect to charge in order to obtain adequate margins, then we may not be able to successfully commercialize all or part of our technology and may cease operations.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If our mobile water filtration systems or our agreement with BAE Systems cause us to grow rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers, particularly for our new water filtration systems, to the products and services we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

Because we are pursuing a strategy of developing markets for our products internationally which subject us to risks frequently associated with international operations, we may sustain large losses if we cannot deal with these risks.

Our plan of operations includes seeking to develop market opportunities overseas. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

•

changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

•

difficulties in obtaining required export licenses;

•

volatility in currency exchange rates;

•

political and economic instability;

•

extended payment terms beyond those customarily offered in the United States;

•

difficulties in managing distributors or representatives outside the United States; and

•

potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

We could face potential difficulties in locating sufficient manufacturing sources if our systems gain widespread commercial acceptance.

We have primarily used third parties to manufacture our robotic coating removal systems and our first water filtration system. To date, seven robotic systems and one water filtration system have been successfully manufactured, tested and delivered and three robotic systems and one water filtration system are currently being manufactured. If we are unable to manufacture our products in sufficient quantities at an acceptable cost, we may lose customers and our business could be harmed. Our ability to expand production could also be hindered by the availability of components used to manufacture our products or the availability of qualified personnel. These difficulties could result in reduced quality of our products or reduced sales, which could damage our industry reputation and hurt our profitability.

The loss of the services of key personnel would adversely affect our business.

Our future success is dependent upon certain key management personnel who have played significant roles in the technological development and commercialization of our products and business operations including Messrs. Dennis McGuire, James C. Rushing III, Michael R. Donn, Sr. and Thomas Von Essen. The loss of the services of any of them could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that any of these persons will remain with us in the future due to circumstances either within or outside of our control. In particular, Mr. McGuire is our founder and inventor of all of our proprietary technology as well as providing the necessary drive and vision. We do not have any key man life insurance covering the lives of Mr. McGuire or other executives.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including UltraStrip’s patents is our key asset. Ecosphere’s water filtration system relies on a combination of three existing patent applications. If one or more patents are not issued by the United States government, the value of the Ecosphere water filtration system could be substantially reduced. Competitors may also be able to design around our patents and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•

pending and future patent applications will result in issued patents;

•

patents licensed by us will not be challenged by competitors;

•

the patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•

we will be successful in defending against future patent infringement claims asserted against our products.

Risk Factors Relating to Ecosphere

Because of Ecosphere’s limited operating history, we may not be successful in continuing to operate our business.

We have just launched the commercialization of our water filtration systems. Ecosphere’s limited operating history makes predicting future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties Ecosphere may encounter including its ability to:

•

Successfully develop its new mobile water filtration systems;

•

Arrange a suitable manufacturing relationship with a company capable of meeting our anticipated volume and able to manufacture the systems at competitive prices;

•

Be able to sell its mobile water filtration systems to governments in advance of natural disasters and terrorist events and otherwise successfully market the systems through its reliance on Pierce Manufacturing;

•

Compete with other companies that market and sell water filtration systems, both portable and fixed, or that provide water to those in need; and

•

Acquire and retain patents on its water filtration systems.

For these reasons, Ecosphere’s business strategy may not be successful.

Because we are relying upon Pierce Manufacturing, if it does not devote sufficient resources to fulfill its obligations under our agreement or if it is unsuccessful, our water filtration business and our business in general will be materially and adversely affected.

We recently entered into an agreement with Pierce, and we will be relying upon it to integrate our water filtration systems into trucks it manufactures and to market and sell the trucks on our joint behalf. Pierce is a large, diverse manufacturer, and we will have no practical ability to control the efforts it exerts on our behalf. If it does not devote sufficient resources or if it is otherwise unsuccessful in fulfilling its obligations or in generating sales, our future results of operations will be materially and adversely affected and our operating losses will increase.

Ecosphere’s plan to commercialize its water filtration systems has just been launched, and its target markets are new and as yet unproven and are subject to the risks inherent in a new business.

Ecosphere is targeting disaster preparedness and response, homeland security, United States and foreign militaries and developing countries as markets for its water filtration systems. As part of its marketing efforts, it expects Pierce will conduct demonstrations of the applicability and utility of its systems for potential customers. If these demonstrations or any third parties’ testing of Ecosphere’s systems do not clearly convey to potential customers the utility of its products and services and their value at the prices Ecosphere expects to charge in order to obtain adequate margins, then it may not be able to successfully commercialize all or part of its technology, which could in turn have a materially adverse effect on UltraStrip’s business and prospects.

Potential customers may nevertheless prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers and the fact they are likely to have more financial and support resources than Ecosphere.

Risk Factors Relating to our Robotic Water-Jetting Coating Removal Business

Even if we are able to finance the necessary robotic water-jetting units, our European agreement does not provide us with any assurances of revenue.

Our agreement with a European shipyard provides us with the exclusive right to provide water-jetting coating removal services. The shipyard will continue to offer traditional grit blasting coating removal services. In order to generate revenue from this aspect of our business, we and the manager of the shipyard will have to sell our services to ship owners. Additionally, we have to arrange the financing for and have a third party manufacture the two units which we are required to have delivered by September 1, 2006. Even if the default is waived and we obtain the necessary financing and deliver robotic units to the shipyard, we cannot assure you that we will generate material revenue.

Because we recently changed our coating removal business model from providing contracting services overseas to selling our systems to third parties who will provide these contracting services, we cannot assure you that this strategy will be successful.

As the result of our difficulties in trying to sell our coating removal services in Japan, we recently changed our business strategy. Rather than providing contracting services overseas which would require us to recruit and supervise employees and comply with local law, our management has determined that it is more cost effective to sell our coating removal systems to third parties overseas. Because of our limited experience in selling coating removal systems and the lack of any sales and marketing personnel, we may not be successful in our efforts.

Unless we generate substantial revenue from our coating removal business, we will lose money from this operation.

Providing robotic coating removal services involves incurring high expenses. These expenses include the financing costs, the costs of purchasing or leasing the robotic units, the costs of personnel to operate the units, maintenance, sales and marketing expenses, and supervisory control from our Florida offices. Unless we generate substantial revenue from operations at any given location, it will lose money.

If our new second generation robotic coating removal systems do not function in the manner in which it is anticipated, our coating removal opportunity will be hampered.

We are currently completing development of our second generation robotic coating removal system which is approximately 50% smaller and more cost effective to manufacture than our first generation system. To date, we are in the process of manufacturing at our Florida facility three systems and one spare robot for delivery to BAE Systems San Francisco Shipyard. We have not produced a prototype or tested a unit. If we encounter unforeseen technical problems with our new robotic systems, our business opportunity with BAE Systems and in Portugal may be materially and adversely affected.

Unless environmental regulators enforce existing laws and rules and additional laws and rules are passed aimed at the environmental damage from grit blasting, we may not be able to compete effectively.

Prospective domestic and foreign customers, including shipyards, contractors and ship owners are subject to varying environmental regulations. If environmental regulations do not require the maritime industry, in particular outside the United States, to adopt ship maintenance practices consistent with the application of our technologies (as opposed to traditional grit blasting), the use of our products and services may be limited as compared to other technologies which may be less expensive or more efficient.

Recent negotiations with Carnegie Mellon University concerning certain disputes over patent and trade secret issues have produced an offer of settlement by CMU. If those negotiations are not concluded in a favorable manner, the Company may be compelled to protect its interests through litigation alternatives.

While assertions have been filed by CMU on certain patents that are the subject of dispute between CMU and the Company, those assertions, in the opinion of management are without basis in fact or substance and could expose CMU to significant legal violations as well as claims of damage to the Company. While a previous generation of robotic vehicle development had included funding primarily by the Company along with some funding by NASA, the current generation of UHP Water jet coating removal robotic technology was 100% funded by the Company with no participation by NASA. CMU’s assertion published on its Patent filed in dispute with the Company stated, in error, that NASA had contributed funding for this generation of the Company’s product. The “field of use”, specified by the Company in its Patent Applications,  of surface coating removal usage for this technology is the exclusive right of the Company as represented by the CMU offer of settlement. Hence, claims by anyone, including NASA, for this generation of the Company’s technology use in coating removal applications are not sustainable.

If our current dispute with Carnegie Mellon is not resolved in our favor, our water-jetting business may have insufficient patent protection, which may hamper its ability to compete.

We hired Carnegie Mellon to provide services to us in the development of our patented water-jetting technology. We recently discovered that Carnegie Mellon obtained two United States patents resulting from the services it performed for us. Neither of the patents name Mr. Dennis McGuire as an inventor although he played an integral role in their development. Patent counsel for Carnegie Mellon was the same law firm which acted as our securities and corporate counsel during the period covered by Carnegie Mellon’s services. Our patent counsel has advised  us that Carnegie Mellon’s patents are invalid as a matter of law. We have contacted Carnegie Mellon and our former attorneys to seek to resolve our dispute with Carnegie Mellon. If we cannot obtain the rights to these patents, we may institute litigation which is very expensive and subject to the normal uncertainties. The existence of these patents may hamper our ability to compete.

Even if we are able to gain control of the Carnegie Mellon patents, their failure to file patent applications outside of the United States may cause us competitive problems.

Because Carnegie Mellon failed to file patent applications outside of the United States, it is too late to obtain foreign patent protection for these improvements. We have filed for patent protection in the European Union, Singapore and Japan related to our robotic water-jetting coating removal system which we believe will adequately protect our intellectual property in those countries assuming patents issue. However, because our trade secrets have been disclosed in the Carnegie Mellon patent applications, competitors could produce and sell similar products in parts of the world where our intellectual property rights are not protected, and our business could be harmed.

Risks Related to our Common Stock

Our stock price has been and may continue to be volatile because of factors beyond our control and you may lose all or a part of your investment.

Any of the following factors could affect the market price of our common stock:

•

our failure to generate revenue;

•

our failure to achieve and maintain profitability;

•

actual or anticipated variations in our quarterly results of operations;

•

announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•

the loss of major customers or product or component suppliers;

•

the loss of significant business relationships;

•

our failure to meet financial analysts’ performance expectations;

•

changes in earnings estimates and recommendations by financial analysts; or

•

changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Almost all of our outstanding shares are freely tradable. Sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 20, 2006, we had outstanding 54,044,026 shares of common stock not including shares issuable upon conversion of convertible notes or exercise of options and warrants. Most of our outstanding shares may be sold publicly as follows:

Number of Shares	May be Publicly Sold
31,767,925 shares	Now, without limitation
16,166,576 shares	Now, subject to the limitations of Rule 144

If holders of our outstanding warrants exercise their warrants using the cashless exercise feature and if holders of our outstanding options exercise our options, the number of shares of common stock which may be publicly sold will be substantially more than reflected in the above risk factor which additional shares will tend to act as a depressant on the market price of our common stock.

We currently have outstanding 9,919,550 warrants exercisable at $1.00 per share and 9,919,559 warrants exercisable at $1.25 per share. Of these warrants, 4,271,500 $1.00 and 4,271,500 $1.25 warrants were issued more than one year ago and the balance were issued at later dates in 2005 continuing through March 2006. None of the warrants may be exercised for one year following the date of issuance except to the extent that a Registration Statement filed with the SEC covering the public sale of the common stock has become effective. We have not filed a Registration Statement, although we plan to do so in April 2006. If the holders utilize the cashless exercise provision contained in the warrants, the shares issuable upon exercise of the warrants are freely tradable one year after issuance of the warrants and may be publicly sold under and subject to the limitations of Rule 144. Additionally, we currently have outstanding 18,485,500 options to purchase our common stock. We intend to file with the SEC a Registration Statement on Form S-8 covering the public sale of shares of common stock issuable upon exercise of the options. Almost all of the options are exercisable at prices ranging between $1.00 and $1.10 per share. The shares of common stock to be issued upon exercise of the warrants may be publicly sold without any restrictions which will increase the supply and may act as a further depressant on the future market price of our common stock.

We will be subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Our common stock trades on the Over-the-Counter Bulletin Board at substantially less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares should one develop.

To the extent our warrant holders exercise their warrants, they will sustain immediate and substantial dilution.

The shares of common stock issuable upon exercise of warrants and offered for sale by this Report are exercisable at $1.00 and $1.25 per share. Because our net tangible book value per share at December 31, 2005 was ($0.17), warrant holders will sustain immediate and substantial dilution if they exercise their warrants for cash. Historical net tangible book value per share is determined by dividing the number of outstanding shares of our common stock into our total tangible assets, or total assets less intangible assets, less our total liabilities and less the carrying value of our total preferred stock.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

In the future, our board of directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our board of directors to issue preferred stock to investors who support UltraStrip and our management and give effective control of our business to UltraStrip and our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Item 7.

Financial Statements

See pages F-1 through F-28.

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following is a list of our directors, executive officers and one key consultant. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Dennis McGuire	55	President and Chief Executive Officer of UltraStrip
James C. Rushing III	62	Chief Financial Officer and Director
Stephen R. Johnson	59	President of UltraStrip Envirobotic Solutions and Director
Michael R. Donn, Sr.	58	President of Ecosphere and Director
John P. Odwazny	49	Chief Operating Officer of UltraStrip Envirobotic Solutions and Director
Thomas Von Essen	60	Vice President, Special Projects of Ecosphere
Jacqueline K. McGuire	43	Vice President of Administration and Secretary of UltraStrip
George R. Sterner	65	Chairman of the Board
Barry Hechtman	53	Director
Todd J. Christie	41	Director
Joe M. Allbaugh	53	Director

Dennis McGuire was appointed President and Chief Executive Officer of UltraStrip on September 28, 2005.  Mr. McGuire was a founder of UltraStrip together with his wife Jacqueline.  He also is the inventor of all of Ecosphere and UltraStrip’s intellectual property.  Mr. McGuire served as a director from inception in 1998 through March 2, 2002.  From 2000 through October 3, 2003, he served as our Chief Technology Officer and Director of Sales, and served as a consultant from October 3, 2003 until he became an employee on of October 1, 2005.  Mr. McGuire was appointed Chief Technology Officer of UltraStrip in April 2005, which post he held until August 2, 2005, when he became Executive Vice President of Business Development and Technology.

James C. Rushing III has been a director of UltraStrip since September 22, 2003 having served as Chairman of the Board from January 20, 2004 to March 1, 2005. He became Chief Financial Officer on March 1, 2005. From September 2001 to March, 2005, Mr. Rushing was President and Chief Executive Officer of Corporate Resources Consulting Group, Inc., a financial and operational management consulting company where he continues to provide part-time services. From 1998 to 2001, Mr. Rushing served as Executive Vice President and Chief Financial Officer of Isolyser Company, Inc. (Nasdaq: OREX), now known as Microtek Medical Holdings, Inc.

Stephen R. Johnson has been a director since September 22, 2003. Mr. Johnson joined us as Senior Vice President of Marketing on January 1, 2003, and on September 15, 2003, he became our interim Chief Executive Officer. From that date through September 28, 2005, he also was our President and Chief Executive Officer.  Since its organization on October 3, 2005, Mr. Johnson has been President of UltraStrip Envirobotic Solutions. He had also served on our Board of Advisors since February 2, 2001 until he became a director. Previously, he served as Vice-President for the Ocean Development Group, a cruise ship development company from 1998 to 2001. >From 1997 to 2002, he served as President of Marine Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as President and from 1991 to 1994 as Vice-President of Atlantic Marine Inc. Over a 20-year career with Bethlehem Steel Corporation, he has held positions that include President of the Ocean Shipping subsidiaries and Senior Manager of the Sparrows Point Shipyard.

Michael R. Donn, Sr. became President and Chief Executive Officer of Ecosphere on October 28, 2005.  Mr. Donn previously served as our Senior Vice-President of Operations and Treasurer from February 2000. He has been a director of UltraStrip since March 1, 2005. Mr. Donn was Project Manager for UltraStrip’s EPA verification testing. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included lead negotiator, lobbying at the local, state, and national levels, Chairman of the Insurance Trust, and responsible for business operations of the Association.

Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters, following Hurricane Andrew.  Additionally, he set up and coordinated the Ecosphere relief effort in Waveland, MS following Hurricane Katrina. He is the brother of Jacqueline McGuire and the brother-in-law of Dennis McGuire.

John P. Odwazny served as UltraStrip’s Chief Operating Officer from November 2001 through September 28, 2005 and has been a director of UltraStrip since August 1999. Since October 3, 2005, Mr. Odwazny has been Chief Operating Officer of UltraStrip Envirobotic Solutions. Mr. Odwazny served UltraStrip as Co-Chief Executive Officer from March 2001 until November 2001.  From 1981-2001 he served with AKZO Nobel’s International Paint Company in various technical, sales, and administrative positions.

Thomas Von Essen became Ecosphere’s Senior Vice President of Special Projects on October 28, 2005. Mr. Von Essen served almost 32 years in the NYC Fire Department. The last six as Commissioner during the administration of former Mayor Rudolph Giuliani, including the aftermath of the terrorist strike on the World Trade Center September 11, 2001. Mr. Von Essen has been Senior Vice President of Giuliani Partners, LLC since January 2002.  He has been a member of the UltraStrip Board of Advisors since July 2004.

Jacqueline K. McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chief Executive Officer, were two of UltraStrip’s founders.

Vice Admiral George R. Sterner, USN, (Retired) has been UltraStrip’s Chairman since March 01, 2005 and a director since March 2002. Vice Admiral Sterner served on UltraStrip's Board of Advisors from February 2001 through February 2002. He was Vice President, Strategic Pursuits for Raytheon Company until his retirement last year. Vice Admiral Sterner provides part time consulting services to us. See page ___ of this Report. His naval career spanned 36 years and included command of two nuclear submarines. Prior to his retirement from the United States Navy in 1998 he commanded the Naval Sea Systems Command where he had oversight of the design, construction and life cycle support of all Navy ships.

Barry I. Hechtman has served as a director of UltraStrip since February 21, 2005.  Mr. Hechtman has been a Certified Public Accountant since 1975 and has owned and managed an accounting firm in Miami, Florida since January 1981. Mr. Hechtman is the chairman of our Audit Committee.

Todd J. Christie became a director of UltraStrip on September 8, 2005.  From June 2003 to date, Mr. Christie has been a private investor. From January 1999 to June 2003, Mr. Christie was chief executive officer of Spear Leeds & Kellogg, LLC, a specialist unit of Goldman Sachs & Co.  Spear Leeds was the second largest specialist or stock trading firm on the New York Stock Exchange. He was a major shareholder of Spear Leeds until its sale to Goldman Sachs in 2000. In April 2005, Mr. Christie and 19 other people were named as respondents in an administrative proceeding before the Securities and Exchange Commission in which the SEC is seeking, among other things, a cease and desist order. The charges, which Mr. Christie denies and is contesting, arise out of trading by Spear Leeds though 2003.

Joe M. Allbaugh became a director of UltraStrip on October 20, 2005.  Mr. Allbaugh currently heads The Allbaugh Company LLC, a strategic consulting firm.  Mr. Allbaugh was Director of the Federal Emergency Management Agency from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000.  In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas.

Advisory Board

We have an Advisory Board consisting of persons whose experience and commitment to our mission is valuable to our management. The Advisory Board provides consulting services on an as needed basis. The members are Jean Michel Cousteau, Thomas Von Essen and Gordon Kuljian.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Barry Hechtman is independent and is qualified as an Audit Committee Financial Expert, as those terms are defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualify. Officers are appointed by and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of UltraStrip. Officers, directors and persons who beneficially own more than ten percent (10%) of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based upon the reports furnished to us, Mr. Dennis McGuire and his wife, Jacqueline McGuire, failed to file 17 reports on a timely basis and Mr. Kevin O’Grady failed to file seven reports.

Item 10.

Executive Compensation

We do not compensate members of the Board of Directors with cash for their services in such capacity.

Automatic Option Grants to Outside Directors and Advisory Board Members

The 2003 Stock Option Plan for Outside Directors and Advisory Board Members provides for automatic grants of options to our non-employee directors and advisory board members as described in the chart below. All options are exercisable for 10 years from the date of grant at 110% of the fair market value of our common stock on the date of grant. Except as noted below, the options vest one-third on the date of grant, one-third after one year and one-third after three years, subject to continued board service on the applicable vesting date.

Qualifying Event	Number of Options Granted
Election or Appointment of Outside Directors	100,000
Appointment and annual re-appointment of an Outside Director to the following: Audit Committee, Finance Committee, and other committees at the discretion of the Compensation Committee	5,000
Initial appointment as an Advisory Board Member	25,000
Re-election of an Outside Director to the Board (except for the Chairman)	25,000
Initial appointment as Chairman of the Board	500,000	(1)
Re-election or re-appointment as Chairman of the Board	250,000	(1)
Re-appointment to Advisory Board	10,000

———————

(1)

Vests in two equal installments six and 12 months following the date of grant.

One Time Option Grants to Chairman of the Board

In August 2005 we made a one-time grant of stock options outside of our plans to Messrs. William Owens, James C. Rushing III and George R. Sterner for prior services as Chairman of the Board as summarized in the table below. These options are all vested.

Option/SAR Grants During 2005

In 2005, we granted 1,000,000 options each to Vice Admiral George R. Sterner and Mr. Joe M. Allbaugh in connection with agreements we entered into with them. The options were granted to Mr. Allbaugh prior to the time he was appointed to our Board of Directors. Of the option, 500,000 each were fully vested and the remaining 500,000 vest one year from the effective date of their respective agreements if the applicable agreements have not been terminated. Also, we granted Mr. Dennis McGuire 3,000,000 options, which are fully vested at 12/31/2005, outside of our plans. The table below contains the automatic option grants described above, the grants described in this paragraph and other 2005 grants to our executive officers and directors.

Name	Number of Options	Percent of Total Options Granted to Employees in Fiscal year	Exercise Price per Share	Expiration Date
Admiral William Owens(1)	1,250,000	12.8%	$1.00	August 2, 2015
James C. Rushing III(1)	100,000	1.0%	$1.00	March 1, 2015
James C. Rushing III	300,000	3.1%	$1.10	March 1, 2015
James C. Rushing III	750,000	7.7%	$1.00	August 2, 2015
Vice Admiral George R. Sterner(2)	500,000	5.1%	$1.00	August 2, 2015
Vice Admiral George R. Sterner	5,000	0.0%	$1.10	August 4, 2015
Vice Admiral George R. Sterner	1,000,000	10.2%	$1.00	December 1, 2010
Dennis McGuire	100,000	1.0%	$1.10	December 31, 2014
Dennis McGuire	3,000,000	30.8%	$1.00	November 8, 2015
Michael R. Donn, Sr.	500,000	5.1%	$1.00	November 30, 2010
Michael R. Donn, Sr.	200,000	2.0%	$1.10	December 31, 2014
Joe M. Allbaugh	1,000,000	10.2%	$1.00	June 30, 2010
Joe M. Allbaugh	100,000	1.0%	$1.10	October 20, 2015
Todd J. Christie	100,000	1.0%	$1.10	September 28, 2015
Barry I. Hechtman	100,000	1.0%	$1.10	March 3, 2015
Barry I. Hechtman	5,000	0.0%	$1.10	March 3, 2015
John P. Odwazny	300,000	3.1%	$1.10	December 31, 2014
Jacqueline McGuire	100,000	1.0%	$1.10	December 31, 2014
Gordon Kuljian	25,000	0.3%	$1.10	August 4, 2015
Gordon Kuljian	5,000	0.0%	$1.10	August 4, 2015
Gordon Kuljian	5,000	0.0%	$1.10	August 4, 2015

———————

(1)

Former Chairman of the Board of UltraStrip.

(2)

Current Chairman of the Board of UltraStrip.

Executive Compensation

Set forth below is information with respect to compensation paid by us for 2005, 2004 and 2003 to our Chief Executive Officer and the four other most highly compensated executive officers of UltraStrip.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Securities Underlying Options/SARs (#)	All Other Compen- sation ($)
Dennis McGuire(1) President and Chief Executive Officer	2005 2004 2003	$129,810 — 48,972	— — —	$192,868 $121,054 $ 46,154	3,000,000 — 3,000,000	— — —
James C. Rushing III Chief Financial Officer	2005 2004 2003	$136,615 — —	— — —	— — —	1,150,000 — 50,000	— — —
Stephen R. Johnson(1) President of UltraStrip Envirobotic Solutions and former President and Chief Executive Officer of UltraStrip Systems	2005 2004 2003	$245,378 $180,770 $130,000	— — $25,000	— — —	— 500,000 500,000	— — —
John P. Odwazny Chief Operating Officer UltraStrip Envirobotic Solutions and former Chief Operating Officer of UltraStrip Systems	2005 2004 2003	$135,385 $117,500 $130,000	— — —	— — —	300,000 — —	— — —
Jacqueline K. McGuire Vice President of Administration and Secretary	2005 2004 2003	$105,288 $102,403 $125,000	$129,850 — —	— — —	100,000 — —	— — —

———————

(1)

Mr. McGuire became Chief Executive Officer as of October 1, 2005 replacing Mr. Johnson, who became President of UltraStrip Envirobotic Solutions. Previously, Mr. McGuire was a consultant to UltraStrip.

Executive Employment and Consulting Agreements

We have entered into employment agreements with each of our executive officers. The two charts below summarizes the terms and conditions of these employment agreements.

Executive	Position	Term	Base Salary	Option/Bonus Incentive (1)
Dennis McGuire(2)	President and Chief Executive Officer of UltraStrip	October 1, 2005 Through December 31, 2008	$325,000 2007 – $350,000 2008 – $375,000	3,000,000 fully vested options.
James C Rushing III	Chief Financial Officer	March 7, 2005 Through January 1, 2008(3)	Year 1 – $185,000 Year 2 – $205,000 Year 3 – $225,000	$20,000 signing bonus 400,000 options
Stephen R. Johnson	President of UltraStrip Envirobotic Solutions	October 3, 2003 Through October 3, 2006	Year 1 – $200,000 Year 2 – $225,000 Year 3 – $250,000	1,000,000 options
John P. Odwazny	Chief Operating Officer of UltraStrip Envirobotic Solutions	January 1, 2005 Through January 1, 2008(3)	Year 1 – $150,000 Year 2 – $165,000 Year 3 – $180,000	300,000 options
Michael R. Donn, Sr.	President of Ecosphere	December 1, 2005 Through November 30, 2008(3)	Year 1 – $225,000 Year 2 – $250,000 Year 3 – $275,000	500,000 options(4)
Jacqueline K. McGuire	Vice President of Administration and Secretary	February 28, 2005 Through January 1, 2008	Year 1 – $115,000 Year 2 – $125,000 Year 3 – $135,000	100,000 options
Thomas Von Essen(6)	Vice President, Special Projects of Ecosphere	July 1, 2005 Through June 30, 2006	$171,000(6)	500,000 options

———————

(1)

All options are exercisable at $1.10 per share except for (i) 500,000 options held by Mr. Johnson exercisable at $1.30 per share, (ii) 3,000,000 options held by Mr. McGuire exercisable at $1.00 per share and (iii) 100,000 options held by Mr. Rushing exercisable at $1.00 per share.

(2)

Under his Consulting Agreement which terminated effective October 1, 2005, Mr. McGuire received a salary of $200,000 during the first year, $225,000 during the second year, and beginning October 3, 2005 would have received $250,000 for the remaining two years of the Agreement. He also received 10 year options to purchase 3,000,000 shares of our common stock exercisable at $1.30 per share.

(3)

The employment agreement provides for one extension for one additional year unless notice is given prior to the expiration of the agreement.

(4)

If still employed by Ecosphere 30 days after the end of year 1 and year 2, respectively, Mr. Donn will receive an additional grant of 150,000 options at fair market value.

(5)

Mr. Von Essen is President of a corporation which supplies his services under a Consulting Agreement with UltraStrip and Ecosphere.

(6)

The corporation is entitled to cash commissions from revenue collected from parties introduced to UltraStrip by the corporation or by Joe Allbaugh, a director of UltraStrip. Additionally, the corporation may receive options upon UltraStrip meeting certain sales targets from introductions made by the corporation. The corporation is entitled to additional cash and options if it introduces UltraStrip to a third party which engages in an extraordinary transaction with UltraStrip including sales of assets outside of the ordinary course of business and mergers.

Executive	Annual Cash Bonus	Annual Equity Bonus	Termination without Cause	Non-Compete
Dennis McGuire	$30,000 in 2005 and thereafter 2.5% of net pretax income up to 50% of base salary	See “Option Incentive” Above	Salary due for remainder of term	Two years following separation from service
James C Rushing III	Performance based up to 50% of base salary	Up to 75,000 options per year based upon performance.	Six months of base salary.	Two years following separation from service
Stephen R. Johnson	Discretionary up to 1% of the Company’s gross revenue	100,000 options per year if certain financial milestones are met.	The lesser of one year’s base salary or the salary due for the remainder of the term.	Two years following separation from service
John P. Odwazny	Performance based up to 40% of base salary	Up to 60,000 options per year based upon performance.	Two months of base salary for each year of service.	Two years following separation from service
Michael R. Donn, Sr.	Discretionary up to 25% of base salary	Up to 150,000 options per year based upon performance.	Six months of base salary for each year of service.	Two years following separation from service
Jacqueline K. McGuire	Performance based up to 30% of base salary	Up to 40,000 options per year based upon performance.	Two months of base salary for each year of service.	Two years following separation from service

Item 11.

Security Ownership 0f Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of UltraStrip’s voting stock beneficially owned as of March  20, 2006 by (i) those persons known by UltraStrip to be owners of more than 5% of UltraStrip’s common stock, (ii) each director of UltraStrip, (iii) our chief executive officer and the other executive officers listed in the Summary Compensation Table, and (iv) all executive officers and directors of UltraStrip as a group:

Title of Class	Name and Address of Beneficial Owner(1)(2)	Beneficial Ownership
		Shares	Percentage
Common Stock	Dennis McGuire and Jacqueline K. McGuire(3)(4)	13,353,814	21.0%
Common Stock	James C. Rushing III(5)(6)	1,265,000	2.3%
Common Stock	Michael R. Donn, Sr. (6)(7)	985,000	1.8%
Common Stock	Stephen R. Johnson(6)(8)	1,032,600	1.9%
Common Stock	John P. Odwazny(9)(10)	1,252,307	2.3%
Common Stock	Vice Admiral George R. Sterner(5)(10)(11)(12)	1,273,334	2.3%
Common Stock	Barry I. Hechtman(5)(10)(13)(14)	70,000	*
Common Stock	Kevin P. Grady(15) (16)	6,958,122	12.8%
Common Stock	Todd J. Christie(10)(17)(18)	883,333	1.6%
Common Stock	Joe M. Allbaugh(5)(10)(19)(20)	533,333	1.0%
Common Stock	Officers and Directors as a Group (10 persons)	20,648,721	29.8%

———————

*

Less than one percent.

(1)

Except where indicated, each of the persons listed above has the address c/o UltraStrip Systems, Inc., 3515 S.E. Lionel Terrace, Stuart, FL 34997.

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

(3)

Includes 90,000 shares of common stock owned by Mrs. McGuire and 3,863,814 shares owned jointly. Also includes 7,000,000 shares issuable upon exercise of vested options by owned by Mr. McGuire, 400,000 shares issuable upon exercise of options owned by Mrs. McGuire and 2,000,000 shares issuable upon exercise of warrants jointly owned. Includes 3,100,000 shares subject to options which Mr. and Mrs. McGuire have issued to third parties.

(4)

Both are executive officers.

(5)

All of these shares are issuable upon exercise of options.

(6)

An executive officer and director.

(7)

Includes 900,000 shares of common stock issuable upon exercise of options.

(8)

Includes 1,031,600 shares of common stock issuable upon exercise of options. Does not include 3,400 shares of common stock issuable upon exercise of options which are not exercisable within 60 days from the date of this Report.

(9)

Includes 750,000 shares of common stock issuable upon exercise of options. Also includes 346,112 shares held by Mr. Odwazny’s wife.

(10)

A director.

(11)

Does not include 501,666 shares of common stock issuable upon exercise of options which are not exercisable within 60 days from the date of this Report.

(12)

Address is 2708 Hatmark Street, Vienna, VA 22181.

(13)

Address is 8100 SW 81 Drive, #210, Miami, FL 33143.

(14)

Does not include 35,000 shares of common stock issuable upon exercise of options which are not exercisable within 60 days from the date of this Report.

(15)

An employee.

(16)

Includes 150,000 shares of common stock issuable upon exercise of options.

(17)

Address is 520 Bernardsville Road, Mendham, NJ 07954.

(18)

Includes 33,333 options which were immediately vested from an automatic grant of 100,000 options under the 2003 Stock Option Plan for Outside Directors and Advisory Board Members. Does not include 1,766,667 shares of common stock issuable upon exercise of options and warrants which are not exercisable within 60 days from the date of this Report.

(19)

Address is 101 Constitution Avenue, NW, Suite 525 East, Washington, DC 20001-2133.

(20)

Includes 33,333 options which were immediately vested from an automatic grant of 100,000 options under the 2003 Stock Option Plan for Outside Directors and Advisory Board Members. Does not include 566,667 shares of common stock issuable upon exercise of options which are not exercisable within 60 days from the date of this Report.

Item 12.

Certain Relationships and Related Transactions

During this year and the last two fiscal years, UltraStrip has engaged in certain transactions with directors, executive officers and significant shareholders, in which the amount involved exceeds $60,000 (except for employment relationships), as follows:

Mr. Dennis McGuire, a founder and now Chief Executive Officer of UltraStrip, entered into a Consulting Agreement in October 2003 in which he assigned all current patents, patents pending and future patents to be developed under his agreement to UltraStrip. This Agreement terminated effective as of October 1, 2005 when he entered into an Employment Agreement with UltraStrip. Details of his compensation under the Consulting Agreement and his current Employment Agreement are contained at page  of this Report. On November 5, 2004, Mr. McGuire and his wife, Jacqueline K. McGuire, exchanged $898,044 they had previously loaned to us, together with $101,956 in interest earned on those loans, for a $1,000,000 convertible note and warrants to purchase 1,000,000 shares of common stock at $1.00 and another 1,000,000 shares at $1.25 per share in our private offering. Mr. McGuire simultaneously converted that note into 1,000,000 shares of common stock.

Vice Admiral George R. Sterner, Chairman of the Board of Directors, lent us $240,000 in 2003 in exchange for a $240,000 notes. He has extended the due date of the note a number of times and it is currently due on April 30, 2006.

On April 29, 2005, we purchased a total of 733,334 shares of our common stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau. We issued these three shareholders notes due December 31, 2005, which notes were payable with a portion of the proceeds from revenues from the sale of our water filtration systems and our private placement offering. Mr. Cousteau resigned as a member of our Board of Directors effective April 29, 2005 and joined our Board of Advisors on the same date. Effective in September 2005, the transaction was reversed with no payments of principal or interest paid by us.

Vice Admiral George R. Sterner, Chairman of our Board of Directors, entered into a Representation Agreement with us in November 2005. See page  of this Report for discussion of the terms. Mr. Sterner is a Naval Retired Vice Admiral. We owe Mr. Sterner approximately $39,000 in commissions for 2003 and 2004 arising from a prior Consulting Agreement which expired in 2003.

In addition to Mrs. Jacqueline McGuire and Mr. Michael R. Donn, Sr., Ecosphere’s President and a director of UltraStrip, being the wife and brother-in-law of Mr. Dennis McGuire, our Chief Executive Officer, three members of their families are employed by UltraStrip. Except for Mr. and Mrs. McGuire and Mr. Donn, none of these family members receive $60,000 or more per year in compensation. UltraStrip believes that based upon the services it receives from these related parties, the compensation is fair to UltraStrip.

Dr. John Bares, formerly a director, served as the director of the National Robotics Engineering Consortium at Carnegie Mellon University. UltraStrip and Carnegie Mellon entered into a development agreement in September 1999 pursuant to which the Carnegie Mellon provided consulting advice in connection with the development of UltraStrip’s original robotic stripping concept. The services ended prior to 2004. At December 31, 2004, we owed it $130,073. Based upon the advice of our patent counsel, we do not intend to pay this remaining balance. See the discussion under Intellectual Property at page 10 of this Report and “Risk Factors” beginning at page 18.

In December 2005, we accelerated the vesting of options held by certain executive officers. Our Board of Directors decided not to accelerate the vesting of its own options because of concerns about shareholder perception. The options vested were:

Executive	Number
Dennis McGuire	2,000,000
Michael R. Donn, Sr.	33,334
John Odwazny	100,001
Jackie McGuire	66,668

Our Board of Directors declined to accelerate the vesting of options held by independent directors out of concern for shareholder perception.

Item 13.

Exhibits.

Exhibit Number
Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(3)
4.2	Articles of Amendment to the Articles of Incorporation for Series A Preferred Stock(1)
4.3	Articles of Amendment to the Articles of Incorporation for Series B Preferred Stock(1)
4.4	Form of Convertible Promissory Note(2)
4.5	Form of Warrant ($1.00) (2)
4.6	Form of Warrant ($1.25) (2)
4.7	Form of Option Agreement for Directors
4.8	Form of Option Agreement for Employees
4.9	Form of Option Agreement for Non-Employees
10.1	2003 Stock Option Plan for Outside Directors and Advisory Board Members(4)
10.2	2003 Equity Incentive Plan(4)
10.3	Amendment to the 2003 Stock Option Plan for Outside Directors and Advisory Board Members dated August 2, 2005
10.4	Amendment to the 2003 Stock Option Plan for Outside Directors and Advisory Board Members dated September 8, 2005
10.5	Employment Agreement with Dennis McGuire
10.6	Employment Agreement with James C. Rushing III(2)
10.7	Employment Agreement with Stephen R. Johnson(4)
10.8	Amended Employment Agreement with Michael R. Donn, Sr.
10.9	Employment Agreement with John P. Odwazny(2)
10.10	Employment Agreement with Jacqueline K. McGuire(2)
10.11	Agreement with The Allbaugh Company LLC(5)
10.12	Agreement with Vice Admiral George R. Sterner(6)
10.13	TVE, Inc. Representation Agreement(6)
10.14	Settlement Agreement with Robert O. Baratta

10.15	Settlement Agreement with Eugene C. Rainis
21	Subsidiaries of UltraStrip Systems, Inc.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 1350)
32.2	Certification of Chief Financial Officer (Section 1350)
———————
(1) Contained in Form 10-SB/A filed on May 1, 2001.
(2) Contained in Form 10-KSB filed on April 15, 2004.
(3) Contained in Form 10-SB filed on March 29, 1999.
(4) Contained in Form 10-QSB filed on April 20, 2004.
(5) Contained in Form 10-QSB filed on August 22, 2005.
(6) Subject to a Confidential Treatment Request.

Item 14.

Principal Accountant’s Fees and Services

Audit Fees

We were billed $120,108 for the fiscal year ended December 31, 2005, and $131,182 for the fiscal year ended December 31, 2004, for professional services rendered by our independent registered public accounting firm for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our filings.

Audit Related Fees

There were no audit related fees for the fiscal years ended December 31, 2005 and 2004.

Tax Fees

There were tax fees of $9,218 and $7,735 for the fiscal years ended December 31, 2005 and 2004, respectively. Tax fees include fees for professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning.

All Other Fees

There were no other professional services rendered by our independent registered public accounting firm during the last two fiscal years.

UltraStrip’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden, P.A. as UltraStrip’s  independent registered public accounting firm, the Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden, P.A. in 2005 were approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 31, 2006

ULTRASTRIP SYSTEMS, INC.

/s/ DENNIS MCGUIRE
President and Chief Executive Officer

/s/ JAMES C. RUSHING III
Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ GEORGE R. STERNER	Chairman of the Board of Directors	March 31, 2006
George R. Sterner

/s/ JAMES C. RUSHING III	Chief Financial Officer, (principal financial and accounting officer) and Director	March 31, 2006
James C. Rushing III

/s/ STEPHEN R. JOHNSON	Director	March 31, 2006
Stephen R. Johnson

/s/ MICHAEL R. DONN, SR.	Director	March 31, 2006
Michael R. Donn, Sr.

/s/ JOHN P. ODWAZNY	Director	March 31, 2006
John P. Odwazny

/s/ BARRY I. HECHTMAN	Director	March 31, 2006
Barry I. Hechtman

/s/ TODD J. CHRISTIE	Director	March 31, 2006
Todd J. Christie

/s/ JOE M. ALLBAUGH	Director	March 31, 2006
Joe M. Allbaugh

INDEX TO FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Certified Public Accounting Firm	F−2

Balance Sheets	F−3

Statements of Operations	F−4

Statements of Changes in Capital Deficit	F−5

Statements of Cash Flows	F−6

Notes to Financial Statements	F−7

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UltraStrip Systems, Inc.

We have audited the accompanying consolidated balance sheets of UltraStrip Systems, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all m material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Tedder, James, Worden & Associates, P.A.

Orlando, Florida

February 3, 2006, except for Notes 6(a) and 16,

   as to which the date is March 30, 2006

ULTRASTRIP SYSTEMS, INC

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
CURRENT ASSETS
Cash	$167,956	$183,405
Accounts Receivable	20,201	47,825
Inventories	848,146	152,677
Advance to related party	25,110	—
Prepaid Expenses and Other	130,972	148,904
TOTAL CURRENT ASSETS	$1,192,385	$532,811
Property and equipment, net	138,614	263,222
Patents, less accumulated amortization of $ 36,711 and $29,884 respectively	75,946	82,773
Other Assets	26,239	—
Investment in affiliate	—	50,000
TOTAL ASSETS	$1,433,184	$928,806
LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts Payable	$479,960	$482,969
Accounts Payable – related parties	347,938	627,514
Accrued Expenses	1,103,575	746,109
Notes payable to related parties – current portion	1,733,676	2,146,228
Notes payable – current portion	401,819	716,293
TOTAL CURRENT LIABILITIES	4,066,968	4,719,113
Notes payable to related parties – less current portion	368,000	—
Notes payable – less current portion	—	2,008
TOTAL LIABILITIES	4,434,968	4,721,121
Minority Interest in consolidated affiliates	521,406	—
REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A, 250 shares authorized; 28 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears	1,518,848	1,413,848
REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B, 4,000 shares authorized; 1,054 shares issued and outstanding, $2,500 per share redemption amount plus dividends in arrears	4,036,275	3,772,775
COMMITMENTS AND CONTINGENCIES (Note 13)
CAPITAL DEFICIT
COMMON STOCK, $0.01 par value; 100,000,000 shares authorized; 52,168,788 and 46,074,613 shares issued and outstanding, respectively.	521,688	460,746
Additional Paid in Capital	30,980,165	23,927,943
Accumulated deficit	(40,580,166)	(33,367,627)
Total Capital Deficit	(9,078,313)	(8,978,938)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND CAPITAL DEFICIT	$1,433,184	$928,806

See accompanying notes to Consolidated Financial Statements

ULTRASTRIP SYSTEMS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2005	2004
REVENUES	$249,892	$2,063,954

COST OF REVENUES	137,445	1,103,933

GROSS PROFIT	112,447	960,021

OPERATING EXPENSE
Selling, general and administrative	4,879,515	2,540,052
Impairment of inventory	225,504	—
Non-cash compensation expense	885,839	21,138

TOTAL OPERATING EXPENSES	5,990,858	2,561,190

LOSS FROM OPERATIONS	(5,878,411)	(1,601,169)

OTHER (INCOME) EXPENSE:
Other Income	(18,471)	(1,005)
Interest Expense	1,362,009	953,957

TOTAL OTHER EXPENSE	1,343,538	952,952

MINORITY INTEREST IN NET LOSS OF CONSOLIDATED AFFILIATES	(9,410)	—

NET LOSS	(7,212,539)	(2,554,121)

PREFERRED STOCK DIVIDENDS	(368,500)	(368,500)

NET LOSS APPLICABLE TO COMMON STOCK	$(7,581,039)	$(2,922,621)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$0.16	$0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	48,977,468	43,976,708

See accompanying notes to Consolidated Financial Statements

ULTRASTRIP SYSTEMS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIT

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Capital Deficit
	Shares	Amount

Balance at December 31, 2003 as previously restated	42,437,389	$424,379	$20,930,261	$(21,138)	$(32,296,609)	$(10,963,112)

Preferred Stock Dividends reclassification	—	—	(1,483,103)	—	1,483,103	—

Balance At December 31, 2003	42,437,394	424,374	19,447,158	(21,138)	(30,813,506)	(10,963,112)

Common Stock issued for cash	25,000	250	24,750			25,000
Common Stock issued in settlement of liabilities	3,510,274	35,103	3,609,803			3,644,906
Issuance of warrants for cash	—		509,500			509,500
Issuance of warrants for financing	—		670,136			670,136
Issuance of warrants in settlement of liabilities	—		36,115			36,115
Warrants exercised for Common Stock	101,945	1,019	(1,019)			—
Deferred compensation	—			21,138		21,138
Preferred stock dividends	—	—	(368,500)	—		(368,500)
Net Loss	—	—	—	—	(2,554,121)	(2,554,121)

Balance at December 31, 2004	46,074,613	$460,746	$23,927,943	$—	$(33,367,627)	$(8,978,938)

Common Stock issued in settlement of liabilities	5,691,550	56,916	5,634,634			5,691,550
Issuance of warrants for financing	—		904,275			904,275
Warrants exercised for Common Stock	402,625	4,026	(4,026)			—
Preferred stock dividends	—		(368,500)			(368,500)
Distribution to Partners of Affiliates	—	—	—	—
Issuance of warrants and stock options for Consultants Compensation	—	—	885,839	—	—	885,839
Net Loss	—	—	—	—	(7,212,539)	(7,212,539)

Balance at December 31, 2005	52,168,788	$521,688	$30,980,165	$—	$(40,580,166)	$(9,078,313)

See accompanying notes to Consolidated Financial Statements

ULTRASTRIP SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004

OPERATING ACTIVITIES:
Net Loss	$(7,212,539)	$(2,554,121)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	191,635	236,826
Accretion of discount on notes payable	1,016,322	714,380
Forgiveness of liabilities	—	(554,492)
Provision for inventory impairment	225,504
Amortization of deferred compensation	—	21,138
Warrants and stock options issued for services	885,839	—
Common stock issued in settlement of accrued expenses	—	234,427
Minority interest in consolidated affiliates	(9,410)
Changes in operating assets and liabilities
Accounts receivable	27,624	244,181
Inventories	(841,410)	(152,677)
Prepaid expenses and other	17,932	99,820
Advance to related party	(25,110)	—
Other assets	(26,239)	—
Accounts payable	(3,009)	(207,300)
Accounts payable – related parties	(279,576)	5,476
Accrued expenses	593,807	(424,628)

Net Cash Used in Operating Activities	(5,438,630)	(2,336,970)

INVESTING ACTIVITIES:
Purchase of property and equipment	(60,200)	(32,724)
Investment in affiliate	—	(50,000)

Net Cash Used in Investing Activities	(60,200)	(82,724)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	5,516,550	1,260,000
Proceeds from issuance of notes payable and warrants to related parties	270,885	1,425,000
Repayments of notes payable	(446,320)	(204,818)
Repayments of notes payable to related parties	(388,550)	(595,000)
Proceeds from issuance of common stock	—	25,000
Proceeds from sale of warrants	—	509,500
Investment by Minority Interest	576,017	—
Distribution to Affiliate Partners	(45,201)	—

Net Cash Provided by Financing Activities	5,483,381	2,419,682

Net decrease in Cash	(15,449)	(12)

Cash, beginning of year	183,405	183,417

Cash, end of year	$167,956	$183,405

See accompanying notes to Consolidated Financial Statements

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

UltraStrip Systems, Inc. (the “Company” or “UltraStrip”), was incorporated on April 2, 1998 under the laws of the State of Florida. The Company is a technology incubator that creates patented and engineered solutions for the defense, homeland security and global ship repair markets. Our business model focuses on joining with other companies, primarily national and international companies, where we provide our intellectual property and the other company provides its marketing prowess and network of governmental and other relationships and, if applicable, manufactures our products.

The accompanying consolidated financial statements include the accounts of UltraStrip, its wholly-owned subsidiaries, Ecosphere Technologies, Inc. (“Ecosphere”), UltraStrip Envirobotic Solutions, Inc. (“UES”) and two entities that the Company has an interest in, UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). Ecosphere was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology. UES was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology. USJ was formed in to market and service the ship coating removal needs of the Japanese ports. RIG was formed to purchase equipment from the Company and then lease the equipment to USJ.

USJ and RIG have been consolidated into these financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities (“FIN 46R”). USJ is a Japanese joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership):  Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed approximately $94,000 to the joint venture, $50,000 in 2004 and an additional $44,000 in 2005. Also, UltraStrip provided USJ with a two year term loan of $26,600 during the first quarter of 2005. RIG was organized in December 2004 for the purpose of purchasing a M3500 Robotic Vehicle from the Company and leasing the M3500 to USJ.

The Company has adopted FIN 46R for the purpose of consolidating financial statements for entities that meet the requirements listed in FIN 46R. The two entities which qualify for consolidation are USJ and RIG. The Company owns 49.9% of USJ which is not a controlling amount, but in accordance with the provisions of FIN 46R, USJ is a variable interest entity and the Company is the primary beneficiary, accordingly, USJ is consolidated. Regarding RIG, the Company currently has no direct interest in the entity. However, RIG purchased one M3500 from the Company and leased it to USJ. Additionally, the Company will acquire an interest in the lease equal to the percentage of the purchase price of the M3500 which RIG cannot pay. Thus, RIG qualifies for consolidation in accordance with the provisions of FIN 46R.

Due to delays in acquiring customers, plus the Company’s determination to focus management on greater value added propositions, the Company has decided to reduce its involvement with UltraStrip Japan, Ltd to 5%. Concurrent with this decision, the Company took back possession of the M3500 robot and held the robot in Japan. In February 2006, the robotic system was sold to a Japanese consortium of which the Company is not a participant.

Cash

The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company generally requires deposits or letters of credit from customers when purchasing its robotic hydro-jetting systems or water filtration systems.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No provision for uncollectible accounts at December 31, 2005, and 2004, was considered necessary based upon management’s estimate of future uncollectible accounts.

Inventories

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method. At December 31, 2005, inventory consisted of $795,000 of finished goods and $53,146 of spare parts. At December 31, 2004, inventory consisted of $152,677 of spare parts.

Property and Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

Patents

Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2005 and 2004 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $6,827 and $6,828 for the years ended December 31, 2005 and 2004, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Change in Accounting Estimate

Balances included in accounts payable and accrued expenses as of December 31, 2003 were reduced during 2004 as a result of agreements and settlements entered into during 2004. The effect of these changes was to reduce selling, general and administrative expenses and the net loss for 2004 by $554,492.

Revenue Recognition

Revenue from sales of equipment is generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from water-jetting and water-filtration service contracts is recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred until the services are performed. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Expenditures for research and development of the Company’s products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $39,210 and $80,064 for the years ended December 31, 2005 and 2004, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations when incurred; such amounts aggregated $11,373 in 2005 and $1,443 in 2004.

Stock-Based Compensation

The Company accounts for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company’s issuance of employee stock options is accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure” requires the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

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

In December 2004, APB 25 was replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all accounting periods beginning after December 15, 2005. We will adopt Statement 123(R) effective on January 1, 2006 and will be required to recognize an expense for the fair value of our unvested outstanding stock options. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing share-based payments and the amortization method for compensation cost. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective option requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of Statement 123(R), while the retroactive option would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Both transition methods would require management to make accounting estimates. We have concluded that we will utilize the modified prospective method. We have not determined what the impact will be on earnings per share.

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees:

	For the year ended December 31,
	2005	2004
Net loss applicable to common stock, as reported	$(7,581,039)	$(2,922,621)
Add: Stock-based employee compensation included in reported net loss	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,702,413)	(444,472)
Pro forma net loss applicable to common stock	$(10,283,452)	$(3,367,093)
Basic loss per common share as reported	$(0.16)	$(0.07)
Basic loss per common share pro forma	$(0.21)	$(0.08)

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

	For the year ended December 31,
	2005	2004

Risk free interest rate	4.22–4.54%	3.92 – 4.25%
Expected life	5-10 years	10-20 years
Expected volatility	0%	0%
Dividend yield	0.0	0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. No stock-based employee compensation expense was recorded for the years ended December 31, 2005 and 2004.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Loss Per Share

Basic loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets, including cash, accounts receivable and of certain financial liabilities (accounts payable, accounts payable - related parties and accrued expenses), approximate fair value because of their short maturities. Based upon the Company’s estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to related parties and notes payable approximate fair value.

Based upon the conversion terms of the Company’s Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company’s Common Stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $1,552,090 as of December 31, 2005 and 2004.

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

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain amounts in the 2004 financial statements have been reclassified in order to conform with 2005 presentation.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) “Share-Based Payment,” or SFAS No. 123(R). SFAS No. 123(R) revises FASB Statement No. 123 “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, and its related implementation guidance. This Statement eliminates the ability to account for share-based compensation using the intrinsic value method under APB Opinion No. 25. SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, known as the requisite service period, which is usually the vesting period. SFAS No. 123(R) is effective for companies filing under Regulation SB as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for us will be our first quarter of the year ending December 31, 2006. We anticipate adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Accordingly, the provisions of SFAS No. 123(R) will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the required effective date must be recognized as the requisite service is rendered on or after the required effective date. These new accounting rules will lead to a decrease in reported earnings. Compensation cost for unvested options as of December 31, 2005 will result in an expense of approximately $54,000 in 2006, $0 in 2007 and $37,000 in 2008. Although management is still evaluating the potential impact, it expects the adoption of Statement 123(R) could have a material impact on the Company's financial statements.

2.

GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2005, the Company incurred losses of approximately $7.2 million, had a working capital deficiency of $2.9 million, had outstanding redeemable convertible cumulative preferred stock and had not reached a profitable level of operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon achieving sufficient sales levels and its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

The Company plans to reduce its working capital requirements by generating revenues from the sale and lease of equipment, by reducing salaries from contracted levels for some members of senior management, by reducing advertising, travel and entertainment, and office expenses in an effort to reduce costs. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. The continued support and forbearance of its lenders and preferred shareholders will be required, although this is not assured.

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

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.

PREPAID EXPENSES AND OTHER

The major components of prepaid expenses and other are as follows:

	December 31,
	2005	2004
Vendor deposits	$14,940	$110,963
Deposit on option to purchase building	63,000	—
Prepaid consulting fees	20,000	—
Other	33,032	37,941

Total prepaid expenses and other	$130,972	$148,904

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est Useful	December 31,
	Life	2005	2004
Machinery and equipment	5 years	$772,036	$717,954
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,239
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	156,933	150,809
		1,461,568	1,401,368
Less accumulated depreciation		(1,322,954)	(1,138,146)
		$138,614	$263,222

Depreciation expense for the years ended December 31, 2005 and 2004 aggregated $184,808 and $229,998, respectively.

At December 31, 2005, machinery and equipment with a carrying value of approximately $114,000 was pledged as collateral for certain notes payable to related parties and notes payable.

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2005	2004
Customer deposits	$25,000	$—
Accrued payroll and related benefits	607,401	539,121
Accrued interest	203,141	136,099
Accrued legal fees	27,000	—
Accrued consulting	219,000	—
Other accrued expenses	22,033	70,889
Total accrued expenses	$1,103,575	$746,109

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.

NOTES PAYABLE

(a.)  Related Party

Notes payable to related parties consist of the following:

	December 31,
	2005	2004

Notes payable to former Director and  shareholder (i) $1,000,000 note payable, net of discount, due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company’s product (ii) $125,000 note payable, net of amortized discount, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company’s product; $20,000 note payable, interest at prime plus 2% (9.25% at December 31, 2005), due upon demand. During December 2005 and February 2006, the Company and former Director entered into note modifications and extension agreements which adjusted the principal amount to include the interest accrued to date of $236,341 in exchange for 100,000 warrants to purchase the Company’s stock at an exercise price of $1 per share. The new note is payable $25,000 on January 15, 2006, $100,000 on February 15, 2006 and March 15, 2006, $87,500 due April 15, 2006, May 15, 2006, June 15, 2006, July 15, 2006 and the balance due on August 15, 2006, (plus interest accrued from December 1, 2005 through August 15, 2006. See Note 16.

	$1,286,341	$1,145,000

Notes payable to shareholders, interest at 18%, collateralized by certain machinery and equipment of the Company due as follows: $200,000 due on June 30, 2004 and $100,000 due on July 31, 2004. Notes payable of $150,000 and $100,000 and accrued interest were converted to equity in June and July 2004, respectively (iii). $50,000, interest at 18%, extended to June 30, 2005. Now due upon demand.	50,000	50,000

Unsecured notes payable to shareholder, interest at prime plus 2% (9.25% at December 31, 2005), due upon demand. On February 13, 2006, these notes has been modified and extended to include principal payments of $15,000 on February 13, 2006, $7,500 due on May 20, 2006, $7,500 due August 8, 2006, and the balance due February 13, 2007. See Note 16.	398,000	398,000

Unsecured notes payable to Director, interest at prime plus 2% (9.25% at December 31, 2005), due March 31, 2005. The Note has been extended through April 30, 2006.	240,000	240,000

Unsecured bridge finance notes payable of $10,000 to shareholders, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand.	10,000	173,228

Unsecured notes payable to shareholder, interest at 18%, due February 28, 2005, which was paid when due.	—	100,000

Unsecured note payable to a company owned by UltraStrip shareholders, interest at prime plus 2% (9.25% at December 31, 2005), due upon demand	40,000	40,000

Unsecured note payable to shareholder and director of UltraStrip Japan, Ltd, interest at 5%, to be repaid from Company’s share of proceeds of lease agreement between UltraStrip Japan, Ltd and Robotics Investment Group, LLC.	47,500	—

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2005	2004
Unsecured note payable of UltraStrip Japan, Ltd to the partners in USJ, excluding amounts owed to the Company.	24,835	—

Unsecured note payable to shareholder. Note was repaid on January 31, 2006, with no interest.	5,000	—

Total related party debt	$2,101,676	$2,146,228
Less current portion	(1,733,676)	(2,146,228)
Long-term related party debt	$368,000	$—

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

On October 18, 2002, the due date for this note was extended until January 17, 2003 in exchange for the granting of 62,500 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The Company valued such warrants at $75,016 based on the relative estimated fair value of the warrants. As such, the Company recorded $75,106 to paid-in-capital. The Company amortized to interest expense the value ascribed to the warrants over the extension period.

On January 17, 2003, the due date for this note payable was extended until May 16, 2003 in exchange for the granting of 130,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,617 was amortized to interest expense over the term of the extension.

On May 16, 2003, the due date for this note payable was extended until September 16, 2003 in exchange or the granting of 130,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $165,227 was amortized to interest expense over the term of the extension.

On September 16, 2003, the due date for this note payable was extended until March 15, 2004 in exchange for the granting of 195,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $248,669 was amortized to interest expense over the term of the extension.

On March 15, 2004, the due date for this note payable was extended until June 15, 2004 in exchange for the granting of 97,500 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The estimated value of the warrants of $117,683 is being amortized to interest expense over the term of the extension

On June 15, 2004, the due date for this note payable was extended until September 14, 2004 in exchange or the granting of 97,500 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.07 per share. The estimated fair value of the warrants of $124,403 is amortized to interest expense over the term of the extension.

On September 14, 2004, the date for this note payable, the Company and lender entered into negotiations as to the terms of renewal. This new agreement was executed on December 1, 2005 and has payments of 25,000 due on January 15, 2006, $550,000 on February 15, 2006, and the balance due on August 15, 2006, (plus interest accrued from December 1, 2005 through August 15, 2006. On February 17, 2006, the Company and lender modified the payment terms of the December 1, 2005 agreement such that the $550,000 due on February 15, 2006 was no longer

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

due, and was replaced by payments of $100,000 due on February 17, 2006 and March 15, 2006 and $87,500 payment are due on the 15th of April, May, June and July 2006.

(ii)

On December 9, 2002, the Company issued a promissory note and 5,000 warrants to purchase the company’s Common Stock to the same creditor for aggregate proceeds of $125,000. The Company valued such warrants at $6,049 based on the relative estimated fair value of the warrants. The warrants are exercisable at $0.07 per share, were fully vested at the date of grant and expire in 2022. As such the Company recorded $118,951 as debt, net of the allocation of the proceeds to the warrants, which is included in paid-in capital in the balance sheet of $6,049. The Company amortizes to interest expense the value ascribed to the warrants over the initial term of the debt.

On February 7, 2003, the due date for this note payable was extended until March 7, 2003 in exchange for the granting of 5,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $5,013 was amortized to interest expense over the term of the extension.

On March 7, 2003, the due date for this note was extended until May 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,929 was amortized to interest expense over the term of the extension.

On May 7, 2003, the due date for this note was extended until July 7, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,329 was amortized to interest expense over the term of the extension.

On July 7, 2003, the due date for this note was extended until September 9, 2003 in exchange for the granting of 10,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $0.93 per share. The estimated fair value of the warrants of $9,320 was amortized to interest expense over the term of the extension.

On September 9, 2003, the due date for this note was extended until March 15, 2004 in exchange for granting of 40,000 additional warrants to purchase the Company’s Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $40,683 was amortized to interest expense over the term of the extension.

On March 15, 2004, the due date for this note was extended until June 15, 2004 in exchange for granting of 20,001 additional warrants to purchase the Company’s Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $17,913 is being amortized to interest expense over the term of the extension.

On June 15, 2004 the due date for this note payable was extended until September 14, 2004 in exchange for the granting of 20,001 additional warrants to purchase the Company’s Common Stock at an exercise price of $1.02 per share. The estimated fair value of the warrants of $18,987 is being amortized to interest expense over the term of the extension.

This note was incorporated into the agreement executed on December 1, 2005 between the lender and the Company.

(iii)

On June 30, 2004, unsecured notes payable to shareholders in the amount of $150,000 and accrued interest were exchanged for 157,000 shares of the Company’s Common Stock. On July 31, 2004, an unsecured note payable to a shareholder in the amount of $100,000 and accrued interest was exchanged for 104,500 shares of the Company’s Common Stock.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b.)  Other

Notes payable consist of the following:

	December 31,
	2005	2004
Installment note, payable $506 monthly including interest at 7.9%, through
April 2006 collateralized by vehicle. This note was repaid in February 2005.	—	6,492
Installment note payable $3,319 monthly through December 2006, no interest, collateralized by equipment.
	39,826	—

Unsecured bridge finance notes payable of $375,000, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and  $1.25 per share, interest at 5%, due 12 months after each note is issued, from December 2005 through December 2006

	361,993	311,809
Unsecured note payable of $400,000, interest at 18% due on February 21, 2005. This note was repaid in March 2005.
	—	400,000

Total debt	401,819	718,301

Less current portion	401,819	(716,293)

Long-term debt	$—	—

Future cash payment obligations for debt are as follows:

Years ending December 31,
2006	$2,148,502
2007	368,000
2008	—
2009	—
2010	—
Total	$2,516,502

7.

COMMON STOCK

Issuances of the Company’s Common Stock during the year ended December 31, 2005 included the following: (i) 5,691,550 restricted, unregistered shares of Common Stock were issued to lenders in exchange for $5,691,550 of debt and (ii) 402,625 restricted, unregistered shares of Common Stock were issued for 402,625 warrants exercised at no cost per warrant. Issuances of the Company’s Common Stock during the year ended December 31, 2004 included the following: (i) 25,000 restricted, unregistered shares of Common Stock were issued to an accredited investor for net proceeds of $25,000 (ii) 3,510,274 restricted, unregistered shares of Common Stock were issued to lenders in exchange for $3,644,906 of debt and accrued interest (iii) 101,945 restricted, unregistered shares of Common Stock were issued for 101,945 warrants exercised at no cost per warrant.

At December 31, 2005, 44,337,324 shares of Common Stock were reserved for issuance under the Company’s two fixed stock option plans, outstanding non-plan options, warrants, and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

The Company’s outstanding options and warrants to acquire Common Stock and shares of Common Stock issuable upon conversion of outstanding redeemable convertible cumulative preferred stock, all aggregating 39,417,821 and 19,399,012 shares of Common Stock at December 31, 2005  and 2004, are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

During the year ended December 31, 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends. They are redeemable at the option of the holder at $25,000 per share plus accrued dividends per the occurrence of a change of control event.

The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and Common Stock. Dividends in arrears at December 31, 2005 and 2004 were $818,848 and $713,848, respectively.

Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of Common Stock at the holder’s option, and is non-voting. The Series A preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2005 and 2004, no shares of Series A preferred stock were converted into Common Stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of Common Stock.

At December 31, 2005 and 2004, 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock were outstanding.

Series B

During the year ended December 31, 2000, the Company issued 1,292 shares of Series B Redeemable Convertible Cumulative Preferred Stock at $2,500 per share for net proceeds of $3,230,000. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends. They are redeemable at the option of the holder at $2,500 per share plus accrued dividends upon the occurrence of a change of control event.

The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the Common Stock. Dividends in arrears at December 31, 2004 and 2003 were $1,401,275 and $1,137,775, respectively.

Each share of Series B preferred is convertible into 835 shares of Common Stock at the holder’s option, and is non-voting. The Series B preferred shall automatically be converted into Common Stock in the event of an underwritten public offering. During the years ended December 31, 2005 and 2004, no shares of Series B preferred stock were converted into Common Stock. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of Common Stock.

At December 31, 2005 and 2004, 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock were outstanding.

We have determined that, according to SAB Topic 3C, preferred stock dividends should be charged against paid in capital in absence of retained earnings and have appropriately reclassified preferred stock dividends in the Statement of Changes in Capital Deficit.

9.

STOCK OPTIONS AND WARRANTS

At December 31, 2005, the Company has options granted under three fixed stock option plans, and grants of non-plan options, which are described below. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions Involving  Stock Compensation, an Interpretation of APB Opinion No. 25,” to account for its fixed plan stock options issued to employees. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation -

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transition and Disclosure, an Amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Employee Fixed Stock Option Plans:

On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2005, no options are outstanding under this plan.

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either “incentive stock options,” pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2005, options to purchase 299,997 shares of Common Stock at $3.00 per share were outstanding under the plan.

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either “incentive stock options,” pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of Common Stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2005, options to purchase 135,500 shares of Common Stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provides for the granting of 2,000,000 stock options to members of these Boards who are not full or part time employees of the Company.  Under the Plan, each eligible Outside Director will be granted an option to purchase up to 100,000 shares on the date the person is elected to the Board and will be granted an option to purchase 25,000 (50,000 if Chairman) shares upon reelection to the Board at each annual shareholders meeting, provided the Director has served for the previous twelve months. Each Outside Director who is appointed to the Company’s Audit Committee, Compensation Committee, Finance Committee or another “Qualifying” Committee shall be granted an option to purchase 5,000 shares for each Qualifying Committee upon which he serves upon the date which person is first appointed to serve and will be granted an option to purchase 5,000 shares on the day after the annual shareholders meeting for each committee he serves on, provided the Director has served the previous twelve month. Each eligible Director Advisor will be granted an option to purchase up to 25,000 shares on the date the person is first appointed as an Advisory Board member and will be granted an option to purchase 10,000 shares upon reappointment to the Advisory Board at each annual shareholders meeting, provided the Director Advisor has served for the previous twelve months. Exercise price of stock options shall be 110% of the fair market value per share on the grant date. The options granted become exercisable for (a) 1/3 of option shares upon grant (b) 1/3 of option shares on first year’s anniversary date and (c) 1/3 of options shares on third anniversary date. The Plan may be amended or terminated by the shareholders of the Company or by the Administrator provided the Administrator consults with the Board and/or legal counsel. On August 2, 2005, the Board increased the number of options reserved for this plan from 2,000,000 to 4,500,000. Additionally, the provisions pertaining to the Chairman were modified so that upon initial election/appointment as chairman, the person would receive an option award of 500,000, and an additional 250,000 options would be awarded at each successive shareholder election. The amended grants for the chairman shall vest 50% six (6)

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

months after the date of the grant and 50% twelve (12) months after the date of the grant. As of December 31, 2005, options to purchase 3,145,000 shares of Common Stock at exercise prices ranging from $1.00 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

Employee Fixed Non-Plan Options

During the years ended December 31, 2005 and 2004 the Company granted non-plan options to acquire 4,800,000 and 500,000 shares of Common Stock, exercisable at $1.00 to $1.10 for the 2005 option grants and $1.10 for the 2004 option grants, to employees and members of the Company’s Board of Directors. Vesting periods range from immediate to 2006, and options expire 5 to 10 years from the grant date.

Summary

A summary of the status of the Company’s employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2005 and changes during the year then ended is presented below:

	Employee Fixed Plan Options		Employee Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of year	$2.19	722,163	$2.61	4,210,003

Granted	1.01	2,950,000	1.02	4,800,000
Exercised	-	-	-	—
Forfeited	1.43	66,666	5.00	100,000
Expired	5.00	25,000	—	—

Outstanding at end of year	$1.24	3,580,497	$1.75	8,910,003

Exercisable at end of year	$1.22	3,304,763	$1.75	8,822,503

Weighted Average fair value of
options granted during the year	$.31		$.33

Weighted Average remaining
Contractual life in years	8.8		6.8

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s employee fixed plan options, and non-plan options as of December 31, 2004 and changes during the year then ended is presented below:

	2004 Employee Fixed Plan Options		2004 Employee Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of year	$1.76	1,294,996	$3.07	1,810,004

Granted*	1.24	55,500	1.10	2,500,000
Exercised	—	—	—	—
Forfeited	1.43	60,000	—	—
Expired	1.70	568,333	3.00	100,001

Outstanding at end of year	$2.19	722,163	$2.61	4,210,003

Exercisable at end of year	$2.34	603,496	$2.56	3,793,331

Weighted Average fair value of
options granted during the year	$.32		$.27

Weighted Average remaining
Contractual life in years	6.1		4.7

———————

*

Includes 2,000,000 options originally granted in 2001 and erroneously reported as expired in 2003 10KSB. Weighted average fair value calculation is for 500,000 options granted in 2004 only.

Non-Employee Non-Plan Options

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued.

During the years ended December 31, 2005 and 2004, the Company granted options to acquire 2,950,000 and -0-, respectively, shares of Common Stock to third parties as compensation for services rendered to the Company. The options issued in 2005 are exercisable at $1.00 and $1.10 per share, 2,116,667 vested in 2005 and 833,333 vest in 2006, with all option grants expiring five years from initial date of grant. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options and warrants granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of approximately $800,00 in 2005 and $0 in 2004. Additionally, $156,211 of compensation will be recorded in 2006 for those options with vesting and services to occur in 2006.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-employee fixed non-plan options and variable non-plan options as of December 31, 2005 and changes during the year then ended is presented below:

	2005 Non-Employee Fixed Non-Plan Options		2005 Non-Employee Variable Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of year	$1.41	3,265,000	$2.00	1,400,000

Granted	1.01	2,950,000	—	—
Exercised			—	—
Forfeited	5.00	20,000	—	—
Expired	2.00	200,000	2.00	1,400,000

Outstanding at end of year	$1.18	5,995,000	$—	—

Exercisable at end of year	$1.21	5,161,667	$—	—

Weighted Average fair value of
options granted during the year	$.18		$—

Weighted Average remaining
Contractual life in years	11.2		—

A summary of the status of the Company’s non-employee fixed non-plan options and variable non-plan options as of December 31, 2004 and changes during the year then ended is presented below:

	2004 Non-Employee Fixed Non-Plan Options		2004 Non-Employee Variable Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of year	$1.50	3,485,000	$2.00	1,400,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	3.63	220,000	—	—

Outstanding at end of year	$1.41	3,265,000	$2.00	1,400,000

Exercisable at end of year	$1.41	3,265,000	$2.00	1,400,000

Weighted Average fair value of
options granted during the year	$—		$—

Weighted Average remaining
Contractual life in years	17.5		.4

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

During the year ended December 31, 2005, the Company granted warrants to acquire 11,033,100 shares of common stock in connection with bridge financing notes payable. The warrants are exercisable at $1.00 and $1.25 per share, were fully vested at the date of grant and have a five year term. The estimated value of the warrants was approximately $985,000. During 2005, approximately $904,000 related to these warrants was amortized to interest expense. Additionally during 2005, the Company granted warrants to acquire 500,000 shares of common stock as compensation for services from outside parties. These warrants are exercisable at $1.00 per share, have a term of five years, and were fully vested at the date of the issuance. The estimated value of these warrants was approximately $85,000 and was expensed during 2005.

During the year ending December 31, 2004, the Company sold warrants to acquire 509,500 shares of the Company’s Common Stock for $509,500. The warrants were initially exercisable between $0.00 and $0.60 per share, were fully vested on the date of grant and have a five-year term. Since their issuance, the Board of Directors has reduced the exercise price of all of these warrants to $0.00.

During the year ended December 31, 2004, the Company granted warrants to acquire 235,002 shares (to a former member of the Company’s Board of Directors) of Common Stock in connection with notes payable aggregating $1,125,000. The warrants are exercisable between $0.07 and $1.02 per share, were fully vested at the date of grant and have a 20-year term. The estimated fair value of the warrants is $278,986.

During the year ended December 31, 2004, the Company granted warrants to acquire 225,000 shares of Common Stock in connection with the settlement of a lawsuit. The warrants are exercisable at $1.00 per share, were fully vested at the date of grant and have a five-year term. The estimated value of the Warrants was $36,115.

During the year ended December 31, 2004, the Company granted warrants to acquire 4,870,000 shares of common stock in connection with bridge financing notes payable. The warrants are exercisable at $1.00 and $1.25 per share, were fully vested at the date of grant and have a five year term. The estimated value of the warrants was approximately $392,000. During 2005 and 2004, approximately $76,000 and $316,000, respectively, related to these warrants was amortized to interest expense.

A summary of the outstanding warrants issued for cash, financing, services and settlement as of December 31, 2005 is presented below:

Description	Shares
Warrants issued for cash	1,762,010
Warrants issued for financing	16,893,221
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Total shares	19,380,231

10.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, the Company has Federal and Florida net operating losses (NOL) of approximately $30,667,000. The NOL expires during the years 2018 to 2025. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common and preferred stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $12,586,691 of net deferred tax assets at December 31, 2005 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

	Year ended December 31,
	2005	2004
Tax benefit at the United States statutory rate	$2,484,299	$868,401
Adjustments to prior year estimates to actual	—	(41,796)
Stock Options	—	(202,359)
Other	15,633	14,469
Valuation allowance	(2,499,932)	(638,715)

Income tax benefit	$—	$—

Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$550,202	$306,513
Net operating loss carryforwards	11,540,015	9,116,400
Compensation related to equity instruments issued for services	496,474	398,847
Valuation allowance	(12,586,691)	(9,821,760)

Net deferred tax asset	$—	$—

11.

RELATED PARTY TRANSACTIONS

Accounts payable - related parties consist of:

	December 31,
	2005	2004
Due to employees and director	$215,579	$203,419
Due to Ocean Futures Society	2,286	169,022
Due to Carnegie Mellon University	130,073	$255,073
	$347,938	$627,514

License Agreement

On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society (“OFS”) and Jean-Michel Cousteau, an advisor of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the Company’s products and water-jetting services in the ship cleaning industry. For the years ended December 31, 2005 and 2004, royalty expenses were $2,286 and $40,292, respectively, as of December 31, 2005 and 2004, and $2,286 and $169,022, respectively, is included in accounts payable - related parties in the accompanying balance sheets.

Development Agreement

On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium (“NREC”), to develop technologies based on the Company’s base technology for ultra high-pressure coatings removal. The project director of NREC was a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC’s assistance will belong exclusively to the Company. New technology, or technology that may be used outside the field of ultra high-pressure cleaning, will belong to NREC. However, the Company will have the right to license the technology if it is based on funds provided by the Company. On June 11, 2004, an amendment to the Development Agreement was executed reducing the amount due

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to Carnegie Mellon from $531,213 to $305,073. The Company paid $50,000 on June 15, 2004 and has a liability of $255,073 in the accompanying balance sheet as of December 31, 2004. During 2005, the Company paid $125,000 to Carnegie Mellon, reducing the outstanding balance due at December 31, 2005 to $130,073.

Consulting & Marketing Agreements

We have an agreement with The Allbaugh Company to provide us consulting services principally in the areas of government relations and relationships with prime contractors. The agreement is for a one-year term effective July 1, 2005 and is cancelable by either party on 30 days’ notice. Under the agreement, we have paid The Allbaugh Company a monthly fee of $20,000 for the first six months and will pay it $30,000 per month thereafter. Additionally, we issued it five-year options to purchase 1,000,000 shares of our common stock at fair market value of $1.00 per share. One-half of these options were immediately vested and the balance vests June 30, 2006 if our agreement is still in effect. In the event The Allbaugh Company introduces us to any customers, we agreed to pay it sales commissions on actual collected revenues consisting of cash and additional vested options exercisable at our then current fair market value. The Allbaugh Company introduced us to Pierce and will receive compensation from revenue derived from Pierce.  Mr. Joe Allbaugh became a director of UltraStrip in October 2005.

Effective December 1, 2005 we entered into a Representation Agreement with Mr. George R. Sterner, who is our Chairman of the Board of Directors, and a retired Vice-Admiral of the United States Navy. Mr. Sterner has agreed to use his relationships to assist UltraStrip Envirobotic Solutions, Inc. in obtaining coating removal contracts from ship repair yards and operators of vessels. If successful, we will pay him sales commissions consisting of cash and options. We issued Vice-Admiral Sterner five-year options to purchase our common stock at $1.00 per share with 500,000 options immediately vested and the balance vesting on December 1, 2006 if the agreement has not been previously terminated. Additionally, if Vice-Admiral Sterner arranges any introductions which result in our receiving financing or selling assets not in the ordinary course of business, we have agreed to pay him additional fees consisting of cash and options. Vice-Admiral Sterner introduced us to BAE and will receive compensation from the revenue we generate through our BAE agreement.

On March 7, 2006, we entered into a Representation Agreement with a corporation controlled by Mr. Thomas Von Essen, who was fire commissioner of the City of New York at the time of the September 11, 2001 terrorist attack. Mr. Von Essen is vice president, special projects of Ecosphere. Under this agreement, UltraStrip and Ecosphere agreed to pay Mr. Von Essen’s corporation $11,500 for the first six months effective as of July 1, 2005 and is now paying it $17,000 per month. The past due amount of $69,000 is included in accrued expenses as of December 31, 2005. Additionally, the corporation was granted options to purchase 500,000 shares of UltraStrip common stock at $1.00 per share effective as of July 1, 2005, of which one-half are fully vested and the remaining half will vest on June 30, 2006 as long as the Representation Agreement has not been terminated. Finally, if Mr. Von Essen through his corporation arranges any introductions which result in our selling any of our products and services or receiving financing or selling assets not in the ordinary course of business, we have agreed to pay commissions consisting of cash and options to the corporation as well as commissions for any transaction (not including sales of products and services) initiated by Mr. Von Essen.

The Company has a receivable from one of the partners in the Japanese joint venture.

12.

MAJOR CUSTOMERS

During 2005, revenues from two customers, Shaw-Robotics Environmental Service, LLC (“Shaw-Robotic”) and Shaw Environmental, Inc., (Shaw-Environmental) accounted for 85% of revenues. At December 31, 2005, accounts receivable includes $20,000 from this customer. During 2004, revenues from Shaw-Robotic, accounted for 99.6% of revenues. At December 31, 2004, accounts receivable included $47,825 from this major customer.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.

COMMITMENTS AND CONTINGENCIES

The Company’s operations are focused upon water filtrations systems and services and the removal of paint. Both of these business areas are effected by and must comply with regulations by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect it to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

On December 21, 2001, the Company filed a complaint in the Circuit Court in and for Palm Beach County, Florida against Mark H. Mirkin and Mirkin & Woolf, P.A., the Company’s former corporate and securities counsel and transfer agent, seeking a declaration from the court that a Warrant to purchase 1,653,800 shares of the Company’s Common Stock for $0.625 per share obtained by Mirkin & Woolf, P.A. in April 1998 was void. In May 2002, the Company amended the complaint to remove Mr. Mirkin as an individual defendant in the complaint. Mirkin & Woolf attempted to exercise the Warrant in April 2001, but shares were not issued as the exercise was subject to the resolution of the aforementioned action. On November 11, 2004, the Company and defendant entered into a “Settlement Agreement and Mutual Release” whereas the Company agreed to pay Mirkin & Woolf $50,000 and issue a Warrant to purchase 225,000 shares of the Company’s Common Stock for $1.00 per share, exercisable for a five year period. The Warrant dated April 3, 1998, which was the subject of this action was rendered null, void, cancelled and unenforceable. The Company paid $26,500 in 2004 and paid $18,000 in 2005. The Company has a liability of $5,500 reflected in accounts payable in the accompanying balance sheet as of December 31, 2005. The Company issued all warrants required by the settlement in 2004.

In January 2003, Marvin Engineering Co., Inc. and Clean Water Technology, Inc. (“MEC/CWT”) filed a complaint against the Company in the United States District Court, Central District of California seeking the sum of $111,023 in unpaid invoices for water filtration equipment delivered to the Company during 2002. The equipment did not perform to the Company’s specifications, and therefore, the Company does not believe it is obligated to make such payment. The Company paid $37,000 to Marvin Engineering in 2003. On June 29th, 2004, the parties executed a “Compromise and Settlement Agreement and Full Release”. The parties agreed that the Company pay MEC/CWT $40,000 by July 30, 2004. The parties also agreed that the disputed equipment would be picked up by MEC/CWT at the Company’s place of business. The Company paid MEC/CWT $20,000 on July 16, 2004 and MEC/CWT picked up the disputed equipment. During 2005, the Company completed all the payments required by this agreement and no liability exists as of December 31, 2005.

On November 12, 2003 the Company entered into an Exclusive Service Contracting Agreement with Shaw-Robotic. This contract contained minimum purchases of the Company’s equipment of four systems, a 5% royalty on revenues from services utilizing the equipment and lease of the equipment, and exclusive purchase of spare parts and services. This was a one-year agreement with six one-year options by Shaw-Robotic. This agreement covered the use of the Company’s M3500 equipment in North America and the Bahamas. On October 6, 2004, the Company acknowledged notification from Shaw Robotic Environmental Services, LLC of their intent not to renew the Exclusive Services Contractor Agreement. As a result, the contract’s initial one-year term expired on November 12, 2004, at which time the Company was free to negotiate with other service providers or engage in direct sales or contracting services in order to continue the development of the North American market for its M3500 Robotic System.

In September 2001, the Company entered into a Consulting Agreement with a director that provides for consulting fees of $10,000 per month, through September 2003, and potential additional sales bonuses in exchange for marketing and sales services related to efforts to promote the Company’s products and water-jetting services to the United States Navy and certain large U.S. shipyards and defense contractors. In connection with this Consulting Agreement, $240,000 in consulting fees is included in notes payable to related parties and $33,914 and $38,914 in commissions are included in accounts payable - related parties as of December 31, 2005 and 2004, respectively.

In October 2003, the Company entered into a Consulting Agreement with a shareholder that provides for base consulting fees of $200,000 in Year1; $225,000 in Year 2; $250,000 in Year 3; and $250,000 in Year 4. Upon execution of the Contract, 3,000,000 stock options were granted at an exercise price of $1.30 per share with a 10-

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year term. The options were fully vested as of the effective date of Contract, have a 10-year term and survive termination of the Contract for any reason. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options granted approximated the value of the services rendered, and the Company recorded expenses for the services rendered of $1,288,244 for the year ended December 31, 2003. Effective October 1, 2005, this shareholder became Chief Executive Officer of the Company and this Consulting Agreement was terminated.

The Company has had a relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company develop the market in the far east. The relationship resulted in the establishment of UltraStrip Japan, Ltd (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized and the Company and KIA are in discussions regarding the amount of compensation which has been earned by KIA. The Company has expensed an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

In December 2005, the Company entered into an agreement with a former officer and director relating to various notes payable and the accrued interest expense owed to the individual, the aggregate totaling $1,361,341. The repayment of this note included $50,000 due upon closing, $25,000 due on December 15, 2005 and January 15th, 2006, $550,000 due on February 15th 2006, and $711,341 plus accrued interest due on August 15th, 2006. On February 17th 2006, the Company and individual renegotiated the payment terms of the monies due on February 15, 2006, providing for principal payments of $100,000 on February 19th, 2006, $100,000 on March 15th, 2006, and $87,500 due on April 15th, 2006, May 15th, 2006, June 15th, 2006 and July 15th, 2006. All other provisions of the December 2005 agreements remain in place.

The Company has multiple employment agreements with key officers as follows:

•

The Company entered into an employment agreement, effective March 7, 2005, with its Chief Financial Officer calling for annual base compensation of $185,000 in Year 1; $205,000 in Year 2; and $225,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options. Additionally, the agreement provides for a relocation allowance.

•

The Company entered into an employment agreement, effective January 1, 2005, with its Vice President of Administration calling for annual base compensation of $115,000 in Year 1; $125,000 in Year 2; and $135,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

•

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

•

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

•

On December 1, 2005, the Company entered into an employment agreement with the President of Ecosphere Technologies, Inc., calling for annual base compensation of $225,000 in Year 1; $250,000 in Year 2; and $275,000 in Year 3, plus stock options. The employment agreement also includes incentive bonuses of cash and additional stock options.

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

In November 2005, the Company entered into an employment agreement with its Chief Executive officer, effective October 1, 2005, for a term expiring on December 31, 2008. The annual salary is $325,000 through 2006, $350,000 in 2007, and $375,000 in 2008. The CEO will receive a bonus of $30,000 in 2005, and possible future bonuses based upon net pre-tax income, or at the discretion of the Compensation Committee. Finally, the CEO was granted options to purchase 3,000,000 common shares at $1.00 per share, with options vesting 1/3 immediately, 1/3 at December 31, 2006 and 1/3 vesting at December 31, 2007, subject to continued employment at the vesting date. Subsequent to the execution of this agreement, the Board authorized the immediate vesting of all options related to this agreement.

•

Effective October 2003, the Company entered into a three year employment agreement with an executive who is now President of UltraStrip Envirobotic Solutions, Inc. The annual salary for the last year of the agreement is $250,000. This executive is eligible to receive a discretionary bonus of 100,000 options if certain milestones are met.

The Company currently maintains office facilities in Stuart, Florida. The Company does not currently own or operate any manufacturing, operating or shipbuilding or repair facilities. The Company rents equipment, office space and warehouse storage space under operating leases expiring at various dates through August 31, 2011. The two operating leases for office and warehouse space have options to renew for additional five-year terms with annual rent increases of 3.25%. At December 31, 2005, future minimum lease commitments under all non-cancelable operating leases are as follows:

Years ending December 31,
2006	$133,412
2007	137,328
2008	129,169
2009	132,616
2010 and thereafter	152,716
Total	$685,241

Rent expense for the years ended December 31, 2005 and 2004 aggregated $135,787 and $165,419, respectively.

14.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure is as follows:

	December 31,
	2005	2004
Cash paid for interest	$32,083	$107,231
Non-cash investing and financing activities:
Accrued preferred stock dividends	$368,500	$368,500
Warrants issued in connection with financing	$904,275	$670,136
Common Stock issued to settle liabilities	$5,691,550	$3,644,906
Issuance of warrants in settlement of liabilities	$—	$36,115
Conversion of accrued interest to debt	$236,341	$—
Purchase of equipment financed through long term debt	$79,563	$—

15.

OPERATING SEGMENTS

Pursuant to FAS 131, the Company defines an operating segment as:

•

A business activity from which the Company may earn revenue and incur expenses;

•

Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

ULTRASTRIP SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

For which discrete financial information is available.

In 2005, Ultrastrip expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established two operating entities or segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating entities are defined as follows:

Ecosphere Technologies, Inc., (“Ecosphere”) was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology.

Ultrastrip Envirobotics Systems, Inc. (“UES”) was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

The table below presents certain financial information by business segment for the year ended December 31, 2005.

	Ecosphere	UES	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$124,940	$124,952	$249,892	$—	$249,892
Interest expense	—	—	—	(1,362,009)	(1,362,009)
Depreciation and amortization	6,760	95,295	102,055	89,580	191,635
Segment assets	67,322	1,053,824	1,121,146	312,038	1,433,184

The determination to establish the separate business segments was made in the last quarter of the year. As such, management did not establish processes and procedures to capture costs by segment during the year, and it would be impracticable to do so. During 2006, management has established procedures to capture all of the required reporting information.

16.

SUBSEQUENT EVENTS

From January 1, 2006 through March 29, 2006, the Company raised $1,924,000 in units consisting of (i) convertible bridge finance notes (or the equivalent of shares in common stock at $1.00 per share) and (ii) two detachable warrants for every dollar invested to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, including $824,000 which was immediately converted to equity.

On February 13, 2006, the Company renegotiated and agreement with a former officer and director regarding various amounts owed to the individual. This agreement re-established the payment terms under the following schedule:  $15,000 due immediately, $7,500 on May 20, 2006, $7,500 on August 8, 2006 and 1,347,870 due February 13, 2007. See Note 6.

On February 17, 2006, the Company renegotiated the repayment structure of an agreement. The new payment structure includes payments of $100,000 due on February 15, 2006 and March 15, 2006; $87,500 due on April 15, 2006, May 15, 2006, June 15, 2006 and July 15, 2006. The balance is due on August 15, 2006, including all accrued interest. The Company granted the noteholder 100,000 warrants to purchase the Company’s common stock at an exercise price of $1.00. See Note 6.