Form 10QSB
period 2006-03-31
ULTRASTRIP SYSTEMS INC
filed 2006-05-15
CIK 1071760

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-QSB

______________

MARK ONE

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2006

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

COMMISSION FILE NUMBER  000-25663

______________

ULTRASTRIP SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

______________

Florida	65-0841549
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3515 S.E. Lionel Terrace
Stuart, Florida 34997

(Address of principal executive offices, including zip code)

(772) 287-4846

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,193,271 shares of common stock were outstanding as of May 2, 2006.

Transitional Small Business Disclosure Format (check one):  Yes   ☐    No  ☒

ULTRASTRIP SYSTEMS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.

  Consolidated Financial Statements.

UltraStrip Systems, Inc.

Consolidated Balance Sheet

March 31, 2006
unaudited
Current Assets
Cash	$780,643
Accounts receivable	201
Inventories	336,705
Vendor Deposits	293,907
Prepaid expenses and other	150,311
Total current assets	1,561,767
Property and equipment, net	97,205
Patents, net	74,239
Other Assets	200
Total assets	$1,733,411

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit
Current Liabilities
Accounts payable	$396,969
Accounts payable - related parties	146,941
Accrued expenses	655,040
Notes payable – related parties (net of discount)	2,473,302
Notes payable - current portion (net of discount)	1,119,519
Total current liabilities	4,791,771
Total Liabilities	4,791,771
Minority interest of consolidated affiliates	501,109
Redeemable convertible cumulative preferred stock series A 250 shares authorized; 13 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears	1,164,567
Redeemable convertible cumulative preferred stock series B 4,000 shares authorized; 593 shares issued and outstanding, $2,500 per share redemption amount plus dividends in arrears	2,941,088
Commitments and Contingencies (Note 9)
Capital Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,149,723 shares issued and outstanding	541,497
Additional paid-in capital	34,645,555
Accumulated deficit	(42,852,176)
Total capital deficit	(7,665,124)
Total liabilities, redeemable convertible cumulative preferred stock, and capital deficit	$1,733,411

See accompanying notes to the consolidated financial statements.

UltraStrip Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	For Three Months Ended March 31,
	2006	2005
Revenues	$679,316	$16,852

Cost of revenues	665,000	13,049

Gross profit	14,316	3,803

Operating expenses:
Selling, general and administrative	1,127,454	1,137,290
Non-cash compensation expense	76,865	—
Total operating expenses	1,204,319	1,137,290

Loss from operations	(1,190,003)	(1,133,487)

Other (income) expense:
Other income	(7,767)	(1,590)
Interest expense	1,064,867	330,283

Total other expense	1,057,100	328,693

Minority Interest in net income(loss) of consolidated affiliates	24,907	(3,338)

Net loss	(2,272,010)	(1,458,842)

Preferred stock dividends	(78,031)	(92,125)

Net loss applicable to common stock	$(2,350,041)	$(1,550,967)

Net loss per common share (basic and diluted)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding	53,159,256	46,957,853

See accompanying notes to the consolidated financial statements.

UltraStrip Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For The Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(2,272,010)	$(1,458,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,489	45,897
Accretion of discount on notes payable	589,110	289,377
Non cash compensation expense	76,865
Non cash expense to renew loan	364,762	—
Minority Interests in consolidated affiliates	24,907	3,338
Change in operating assets and liabilities:
Accounts receivable	20,000	39,532
Inventories	511,441	(693,299)
Vendor Deposits	(350,554)	110,963
Prepaid expenses	62,418	(16,001)
Other Assets	26,039	(58,065)
Accounts payable	(82,991)	(1,819)
Accounts payable - related parties	(42,948)	(246,425)
Accrued expenses	18,524	(9,546)

Net cash used in operating activities	(1,005,948)	(1,994,890)

Investing activities:
Purchase of equipment	(5,373)	(3,123)

Net cash provided by (used in) investing activities	(5,373)	(3,123)

Financing activities:
Proceeds from issuance of notes payable and warrants to related parties	15,000	136,335
Repayments of notes payable	(9,956)	(406,492)
Repayment of notes payable to related parties	(284,835)	(100,000)
Proceeds from issuance of bridge loans	1,949,000	1,836,501
Proceeds from sale of equity interests in Minority	—	491,840
Distribution to partners of affiliate	(45,201)	—

Net cash provided by financing activities	1,624,008	1,958,184

Net increase / (decrease) in cash	612,687	(39,829)

Cash, beginning of period	167,956	183,405

Cash, end of period	$780,643	$143,576

See accompanying notes to the consolidated financial statements.

ULTRASTRIP SYSTEMS, INC

For the three months ended March 31, 2006 and 2005

1.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UltraStrip Systems, Inc. (“UltraStrip” or the “Company”), its wholly-owned subsidiaries, Ecosphere Technologies, Inc.(ETI) and UltraStrip Envirobotic Solutions, Inc., (UES), and its affiliates UltraStrip Japan, Ltd. (USJ) and Robotics Investment Group, LLC (RIG) (collectively, the “Company”). ETI was formed during the first quarter of 2005 and will market and produce the Company’s water filtration technology. UES was formed in October 2005 to market, produce and service the maritime coating removal industry. UltraStrip Japan was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and Robotics Investment Group was formed to help finance the purchase of equipment to UltraStrip Japan.

The Company is associated with two entities which have been consolidated into these financial statements in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities. The first entity, UltraStrip Japan, Ltd (USJ) was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership):  Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005. UltraStrip Systems has decided to separate from this entity and the parties are finalizing the separation. The second entity, Robotics Investment Group, LLC (RIG), was organized in December 2004. The purpose of Robotics Investment Group was to purchase a M3500 Robotic Vehicle from UltraStrip and lease the M3500 to UltraStrip Japan. That lease is now terminated and the M3500 was sold to an unaffiliated Japanese joint venture in February 2006.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2005.

Stock Based Compensation

As of January 1, 2006, SFAS No. 123(R), “Share-Based Payment,” became effective for the Company. The Company had previously followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. The Company continues to use the Black-Scholes method to calculate the compensation expense of the options issued after the adoption date. The Company has elected to use the modified prospective application method. Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest. Additionally the portion of outstanding awards for which the requisite service has not been rendered, is recognized as compensation expense based upon the grant-date

ULTRASTRIP SYSTEMS, INC

fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation”.

2.

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2006, the Company incurred losses of approximately $2.3 million, had a working capital deficiency of approximately $3.2 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $4.1 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable operations or realizing capital from the sale of its technologies. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

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

3.

Accrued Expenses

The major components of accrued expenses are summarized as follows:

March 31, 2006
Accrued payroll and related benefits	$139,211
Accrued Interest	187,829
Accrued Consulting	219,000
Other accrued expenses	109,000
Total accrued expenses	$655,040

ULTRASTRIP SYSTEMS, INC

4.

Notes Payable

(a.)

Related Parties

Notes payable to related parties consist of the following:

March 31, 2006

1  Various notes payable to former Director and  shareholder including (i) $1,000,000 note payable due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company’s product and (ii) $125,000 note payable, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company’s product and (iii) $20,000 note payable, due upon demand. During December 2005 and February 2006, the Company and former Director entered into note modifications and extension agreements which adjusted the principal amount to include the interest accrued to date. The new note is payable $25,000 on January 15, 2006, $100,000 on February 15, 2006 and March 15, 2006, $87,500 due April 15, 2006, May 15, 2006, June 15, 2006, July 15, 2006 and the balance due on August 15, 2006, (plus interest accrued at prime plus 2% (9.75% at March 31, 2006) from December 1, 2005 through August 15, 2006. Payments have been made per this schedule. See Note “A” below regarding discount. The principal balance of these notes as of March 31, 2006 is $1,061,341, reduced by unamortized loan discount of $20,299.

$1,041,042

2 Unsecured notes payable to shareholder, net of unamortized discount, interest at prime plus 2% (9.75% at March 31, 2006), due as follows: May 15, 2006 - $7,500, August 15, 2006 - $7,500, and $1,347,870 on February 13, 2007. See Note “B” below regarding discount. The principal amount of these notes as of March 31, 2006 is $1,362,870, reduced by unamortized loan discount of $318,110.	1,044,760

3 Unsecured notes payable to Director, interest at prime plus 2% (9.75% at March 31, 2006), due March 31, 2005. The note has been extended through April 30, 2006 and is now due upon demand.	240,000

4 Notes payable to shareholders, interest at 18%, collateralized by certain machinery and equipment of the Company, due upon demand.	50,000

5 Unsecured note payable to a company owned by shareholders of UltraStrip, interest at prime plus 2% (9.75% at March 31, 2006), due on demand.	40,000

6 Unsecured note payable to shareholder and director of UltraStrip Japan, Ltd, interest at 5%, due upon demand.	47,500

7 Unsecured bridge finance notes payable of $10,000 to shareholders, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due on demand.	10,000

Total	$2,473,302

Less: current portion	$2,473,302

Long-term debt	$—

ULTRASTRIP SYSTEMS, INC

A.

On February 17, 2004, the Company and holder renegotiated the payment terms for the notes in exchange for the granting of 100,000 warrants to purchase the Company’s Common Stock at an exercise price of $1.00 per share. The estimated value of the warrants of $27,066 is being amortized to interest expense over the six month term remaining of the note.

B.

On February 13, 2004, the Company and holder renegotiated the payment terms for the notes, which were due on demand, in exchange for a forbearance fee of $371,000 included in the note and the granting of 1,000,000 warrants to purchase the Company’s Common Stock at an exercise price of $1.00 per share. The estimated value of the warrants of $363,555 is being amortized to interest expense over the twelve month term of the note.

(b.)

Other

Notes payable consist of the following:

March 31, 2005

Unsecured convertible notes payable of $1,275,000, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due 12 months from respective issue dates ranging from on demand through March 2007.	$1,089,649

Installment note, payable $3,319 monthly through December 2006, collateralized by equipment, with no interest.	29,870

Total	1,119,519

Less current portion	$1,119,519

Long-term debt	$—

5.

Common Stock

Shares issued

During the three month period ended March 31, 2006, the Company issued 1,059,000 shares of common stock in connection with the conversion of the convertible notes payable to common stock; 360,000 shares of common stock issued in connection with the conversion of Preferred A shares; 384,935 shares of common stock were issued in connection with the conversion of Preferred B shares; and 177,000 shares were issued as a result of warrants exercised at no cost per warrant.

Shares reserved for issuance

As of March 31, 2006, 48,610,239 shares of common stock were reserved for issuance under the Company’s two stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock. The Company’s chief executive officer and chief financial officer have agreed not to exercise a number of options until the Company’s shareholders approve an increase in authorized common stock to more than 100,000,000 shares.

ULTRASTRIP SYSTEMS, INC

6.

Redeemable Convertible Cumulative Preferred Stock

Series A

As of March 31, 2006 there were 13 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $839,567 on March 31, 2006. During the quarter ended March 31, 2006, various holders converted 15 shares of Series A Redeemable Convertible Cumulative Preferred Stock into common stock.

Series B

As of March 31, 2006 there were 593 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,458,568 on March 31, 2006. During the quarter ended March 31, 2006, various holders converted 461 shares of Series B Redeemable Convertible Cumulative Preferred Stock into common stock.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 43,715,886 shares of common stock at March 31, 2006) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

8.

Stock-Based Compensation – Pro Forma Net Loss

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the dated of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 pro forma disclosures. The Company’s stock option compensation expense was $18,935 for the three month period ended March 31, 2006. This stock option expense is a non-cash item.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

ULTRASTRIP SYSTEMS, INC

The application of SFAS 123R had the following effect on the reported amounts for the three month period ended March 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported
Operating Loss	$(1,171,068)	$(18,935)	$(1,190,003)
Net Loss	$(2,251,075)	$(18,935)	$(2,270,010)
Net loss applicable to common stock	$(2,331,106)	$(18,935)	$(2,350,041)
Basic and Diluted	$(0.04)	$(0.00)	$(0.04)

Stock-based compensation for the three month period ended March 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Three Months Ended March 31, 2005
Net loss, as reported	$(1,550,967)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(269,429)

Pro forma net income	$(1,820,396)

(Loss) per share:
Basic and Diluted– Net Loss per Common Share – as reported	$(0.03)
Basic and Diluted – Net Loss per Common Share – pro forma	$(0.04)

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options issued in the following periods:

	Three Months Ended March 31,
	2006	2005
Expected volatility	0%	0%
Expected lives	5 -10 yrs.	10-20 yrs.
Risk-free interest rate	4.56%-4.72%	4.22% - 4.50%	%
Expected dividend yield	none	none

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.

As of March 31, 2006, there was $79,245 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans, $74,077 relates to options granted in 2005 and $5,168 relating to options granted in 2006. That cost is expected to be recognized over three years. The total fair value of shares vested during the three month period ended March 31, 2006 and 2005 was $18,935 and $269,429, respectively.

ULTRASTRIP SYSTEMS, INC

A summary of the status of the Company’s employee fixed plan options as of March 31, 2006 and 2005,  and changes during the quarter then ended is presented below:

	March 31, 2006		March 31, 2005
	Employee Fixed Plan Options		Employee Fixed Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$1.24	3,580,497	$2.19	722,163

Granted	1.00	25,000	1.10	105,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	$1.22	3,605,497	$2.05	827,163

Exercisable at end of period	$1.22	3,304,763	$2.27	638,496

Weighted Average fair value of options granted during the period	$.31		$.34

Weighted Average remaining
Contractual life in years	8.8		6.6

ULTRASTRIP SYSTEMS, INC

A summary of the status of the Company’s employee fixed non-plan options as of March 31, 2006 and 2005 and changes during the quarter then ended is presented below:

	March 31, 2006		March 31, 2005
	Employee Non-Plan Options		Employee Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Share
Outstanding at beginning of period	$1.75	8,910,003	$2.61	4,210,003

Granted	—	—	1.09	1,000,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	$1.75	8,910,003	$2.32	5,210,003

Exercisable at end of period	$1.75	8,822,503	$1.75	4,493,331

Weighted Average fair value of
options granted during the period	$—		$.29

Weighted Average remaining
Contractual life in years	8.5		5.7

ULTRASTRIP SYSTEMS, INC

A summary of the status of the Company’s non-employee fixed non-plan options as of March 31, 2006 and March 31, 2005 and changes during the quarter then ended is presented below:

	March 31, 2006		March 31, 2005
	Non-Employee Fixed Non – Plan Options		Non-Employee Fixed Non – Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Share
Outstanding at beginning of period	$1.18	5,995,000	$1.41	3,265,000

Granted	—	—	1.02	300,000
Exercised			—	—
Forfeited	—	—	—	—
Expired	—	—

Outstanding at end of period	$1.18	5,995,000	$1.38	3,565,000

Exercisable at end of period	$1.20	5,474,167	$1.40	3,315,000

Weighted Average fair value of
Options granted during the period	$—		$0.15

Weighted Average remaining
contractual life in years	11.0		16.2

ULTRASTRIP SYSTEMS, INC

A summary of the status of the Company’s non-employee variable non-plan options as of March 31, 2006 and March 31, 2005 and changes during the quarter then ended is presented below:

	March 31, 2006		March 31, 2005
	Non-Employee Variable Non – Plan Options		Non-Employee Variable Non – Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Share
Outstanding at beginning of period	$—	—	$2.00	1,400,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	$—	—	$2.00	1,400,000

Exercisable at end of period	$—	—	$2.00	1,400,000

Weighted Average fair value of
Options granted during the period	$—		$—

Weighted Average remaining
contractual life in years	—		0.2

A summary of the outstanding warrants issued for cash, financing, services and settlement as of March 31, 2006 is presented below:

Description	Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	21,911,221
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Total shares	24,221,231

9.

Commitment and Contingencies

•

In December 2005, the Company entered into an agreement with a former officer and director relating to various notes payable and the accrued interest expense owed to the individual, the aggregate totaling $1,361,341. The repayment of this note included $50,000 due upon closing, $25,000 due on December 15, 2005 and January 15, 2006, $550,000 due on February 15 2006, and $711,341 plus accrued interest due on August 15, 2006. On February 17 2006, the Company and the individual renegotiated the payment terms of the amount due on February 15, 2006, providing for principal payments of $100,000 on February 19, 2006, $100,000 on March 15, 2006, and $87,500 due on April 15, 2006, May 15, 2006, June 15, 2006 and July 15, 2006. All other provisions of the December 2005 agreements remain in place. As of March 31, 2006, the principal outstanding balance of the note is $1,061,341.

•

On February 13, 2006, the Company renegotiated an agreement with a former officer and director regarding various amounts owed to the individual. This agreement re-established the payment terms under the following schedule:  $15,000 due immediately, $7,500 on May 20, 2006, $7,500 on August 8, 2006 and 1,347,870 due February 13, 2007. As of March 31, 2006, the principal outstanding balance of the note is $1,362,870.

ULTRASTRIP SYSTEMS, INC

•

The Company has had a relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company develop the market in the far east. The relationship resulted in the establishment of UltraStrip Japan, Ltd (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized and the Company and KIA are in discussions regarding the amount of compensation which has been earned by KIA. The Company has accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

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

10.

OPERATING SEGMENTS

•

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

•

Ecosphere Technologies, Inc., (“Ecosphere”) was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology.

•

UltraStrip Envirobotics Solutions, Inc. (“UES”) was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

•

The table below presents certain financial information by business segment for the three months ended March 31, 2006.

	Ecosphere	UES	Segments Total	Corporate	Total
Revenues	$—	$679,316	$679,316	$—	$679,316
Cost of Revenues	—	665,000	665,000	—	665,000
Gross Margin	—	14,316	14,316	—	14,316
Operating Expense	n/a	n/a	n/a	1,204,319	1,204,319
Loss from operations	n/a	n/a	n/a	1,204,319	1,190,003

ULTRASTRIP SYSTEMS, INC

The determination to establish the separate business segments was made in the last quarter of the year. As such, management did not establish processes and procedures to capture costs by segment during the year, and it would be impracticable to do so. During 2006, management is establishing procedures to capture all of the required reporting information.

11.

Supplemental Cash Flow Information

Supplemental disclosure is as follows:

	For The Three Months Ended March 31,
	2006	2005

Cash paid for interest	$7,525	$4,068

Non-cash investing and financing activities:

Accrued preferred stock dividends	$78,031	$92,125

Warrants issued in connection with financing	$741,398	$—

Common stock issued to settle debt obligations	$1,059,000	$1,766,500

Series A Redeemable Convertible Cumulative Preferred Stock converted to Common	$375,000	$—

Series B Redeemable Convertible Cumulative Preferred Stock converted to Common	$1,152,500	$—

Conversion of Accounts Payable and Accrued Expenses to Debt	$615,109	—

Cashless exercise of Warrants into Common Stock	$177,000	—

12.

Subsequent Events

In April 2006, the Company executed an agreement with a Singapore distributor. The agreement included a firm commitment to purchase two robotic coating removal systems, which was supported by an irrevocable letter of credit delivered to the Company that guarantees payment. In order to maintain exclusivity, the agreement also requires the distributor to place firm purchase orders for eight additional systems over 21 months ending in January 2008 including three more by April 2007.

In February 2006, the Company approved a financing package providing interested parties the opportunity to lend up to $2,000,000 to the Company for up to twelve months. The offering provided an interest rate of 12% and the right to convert into common stock at the market price effective the date of the funding transaction. To date, $100,000 has been invested in the Company through this offering.

ULTRASTRIP SYSTEMS, INC

Item 2.

Management’s Discussion and Analysis and Plan of Operation.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. In addition to the  risks that may prevent us from realizing the results anticipated by these forward-looking statements which are contained below, we  included Risk Factors relating to an investment in UltraStrip at the conclusion of  Item 6 of our annual report on Form 10-KSB for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission and may viewed at www.SEC.gov.

Overview

UltraStrip is a technology developer and innovator that creates patented and engineered solutions for the defense, homeland security, disaster recovery and global ship repair markets. Our intellectual property includes a portfolio of registered and pending patents, trade secrets, trademarks, and copyrights. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio currently provides us with an opportunity to obtain 423 patent registrations throughout the world. Of these:

•

we have nine registered United States patents all relating to our robotic coating removal technology, airplane and automotive paint removal technology;

•

we have 411 patent applications pending either actual filings or reserved under the right to seek priority date filing covering our robotic coating removal technology and automotive paint removal technology in numerous countries, including Europe, Asia and the rest of the world; and

•

we have three United States patents pending relating to our water filtration system.

Presently, the Company owns several technologies that are completed and available for global marketing. While these technologies may produce revenue as we begin to market our products and services, our shareholders and other readers should understand that material revenue and profits will come from the licensing or sale of UltraStrip’s technologies. The Company will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit. To execute this model we are now in the process of engaging appropriate national representation to market the licensing or sale of these portfolio technologies. The fully-developed technologies as well as those that require additional development are the result of “investment” by the Company in research and development expenditures over the years that are required to be reflected as operating losses on the Company’s audited financial statements. Our 423 patents and patent applications with international applications and protection are the result of the over $43 million expended since inception of the Company as reported on the Company’s financial statements as cumulative losses.

As a result of this vision, we have developed a business model and related products to protect community water systems throughout the United States through the only EPA verified portable high-volume water filtration system and we have developed products which reduce the discharge of contaminated residue into oceans, other water systems and the air.

We have two subsidiaries:

•

Ecosphere Technologies, Inc. which we organized in April 2005 to operate our water filtration system business;

•

UltraStrip Envirobotic Solutions, Inc. which we organized in October 2005 to operate our coating removal business.

ULTRASTRIP SYSTEMS, INC

During the first quarter of 2006, we sold a robotic coating removal system to a Japanese company and ceased active operations of our Japanese joint venture. We also entered into an agreement with BAE Systems to supply our robotic coating removal systems initially to two of its shipyards on the West Coast of the United States. We have substantially completed development of a new, less costly and more efficient, robotic coating removal system and will ship the first three units to BAE’s San Francisco shipyard this July to begin contract services in both the San Francisco and San Diego shipyards. Additionally, during the first quarter of 2006,  we entered into an exclusive distribution agreement for our water filtration system covering Turkey and Cyprus and are waiting for payment arrangements for the initial water filtration system purchased by the distributor. In April 2006, we entered into an Exclusive Distribution and Purchase agreement with a distributor in Singapore, and received an irrevocable letter of credit for the purchase of two new robotic coating removal systems to begin the use of our new coating removal technology in Singapore. We expect to deliver those two robots in the third quarter of 2006.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The three accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Revenues from the sale or licensing of technologies will be recognized on a case by case basis to reflect transactions accomplished and closed transferring technology or business units. The focus of the Company in 2006 is specifically to engage the appropriate professional representation to achieve the sale and transfer of technology portfolio units to produce expected profitable cash flow as well as complete the proof of concept of the Company’s business model. Revenues from sales of equipment are generally recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable and any future obligations of the Company are insignificant. Revenues from water jetting service contracts are recognized ratably over the service period or as the services are rendered. Payments received in advance of the performance of services are deferred until the services are performed. The Company uses its judgment in assessing when revenues are realizable and earned, and records revenue based on the specific provisions of its contracts with third parties and its assessment of when collection is probable.

Determination of the Estimated Market Value of the Company’s Common Stock

Effective January 25, 2006, the Company’s common stock began trading on the Over-the-Counter Bulletin Board, under the symbol USTP. Prior to January 25, 2006, the Company’s Common Stock was not listed on any national securities exchange or established trading market, and therefore there was no easily determined market value for the shares. As a result, our management made an estimate as to fair market value. The Company calculated the weighted average price per share using primary sales of common stock during each reporting period. This average was then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options. As a result, estimates were made as to the market value of the Company’s common stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provided the most objective basis for assessing the market value of its Common Stock, prior to trading on the OTC Bulletin Board, and provided consistency among reporting periods. After January 25, 2006, management continues to estimate the market value of its stock for two key reasons: first, the lack of trading history; and second, low trading volume experienced by the Company’s common stock limits the effective liquidity of the Company’ shares.

Useful Lives and Impairment of Machinery and Equipment and Patents

The Company capitalizes as machinery and equipment its automated water-jetting systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a

ULTRASTRIP SYSTEMS, INC

contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of its robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the Company’s systems may individually have longer useful lives than the Company’s estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic vehicle and the configuration of the entire system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its robotic coating removal systems and water filtration systems.

The Company determines the useful lives of its patents based on the remaining life of the patent issued by the U.S. Patent Office. Management believes the legal life of the patent is a reasonable period of time over which the Company expects to realize the benefits of its intellectual property rights because of the broad nature of the Company’s patents and the Company’s intent to protect its intellectual property rights over the lives of its patents.

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended March 31, 2006 and 2005, the Company did not have any impairment write offs.

RESULTS OF OPERATIONS

The Company’s Net loss increased $1,152,000 during the quarter ended March 31, 2006 when compared to the year earlier period. The primary reason for this increase are the non-cash charges the Company incurred as part of its financing activities. Excluding these charges, the Company’s Loss from Operations increased only $60,000.

Revenues

Revenues were $679,316 for the three months ended March 31, 2006 as compared to $16,852 for the three months ended March 31, 2005. The increase resulted from the sale of the Company’s M3500 to a Japanese joint venture in February 2006. The Company had spare part sales of $0 and $14,958 during the quarters ended March 31, 2006 and 2005, respectively. The Company had royalty revenues of $14,316 and $1,894 for the three months ended March 31, 2006 and 2005 respectively. Royalties and spare parts sales are a result of orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

Cost of Revenues

Cost of revenues was $665,000 for the three months ended March 31, 2006, as compared to $13,049 for the three months ended March 31, 2005. Gross profits increased during the quarter as compared to 2005 due to the increase in royalties which have no related costs.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 were $1,204,319 compared to $1,137,290 for the three months ended March 31, 2005. This increase resulted from the Company’s efforts to have its stock listed and getting trading started on January 25, 2006.

Loss From Operations

Loss from operations for the three months ended March 31, 2006 was 1,190,003 compared to $1,133,487 loss for the three months ended March 31, 2005. The increase in loss from operations in 2006 versus 2005 was due to the efforts to have its stock listed during 2006.

Interest Expense

Interest expense was $1,064,867 and $330,283 for the three months ended March 31, 2006 and 2005, respectively. This increase of $734,584 was primarily attributable to the valuation of warrants issued in connection with 2006 convertible debt associated with the Company’s private placement offering as compared to the valuation

ULTRASTRIP SYSTEMS, INC

of similarly issued warrants in 2005. The accounting treatment of the warrants, when combined with the convertibility feature of the debt, effectively reduces the cost to acquire a share of stock. This reduction, when compared to the conversion price (market value as prescribed by the Company’s Board) results in a “beneficial conversion feature”, which means that a purchaser of the convertible debt could convert immediately and effectively make a profit. Accounting guidelines dictate that the beneficial conversion feature be appropriately accounted for and that has resulted in an interest expense charge of $351,000. Additionally, the establishment of new payment terms of loans to two former officers and shareholders required a loan forbearance cost of $371,000 plus the issuance of additional warrants to purchase common stock at $1.00. These warrants have a “value” for accounting purposes of $390,000 which will be expensed as interest ratably over the remaining period of the loans. The expense in the quarter ended March 31, 2006 of the warrants related to the establishment of the new payment terms was $52,000.

Preferred Stock Dividends

Preferred stock dividends were $78,031 for the three months ended March 31, 2006 and 92,125 for the three months ended March 31, 2005. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2005 because a significant number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $2,350,041 for the three months ended March 31, 2006, compared to a net loss of $1,550,967 for the three months ended March 31, 2005. Net loss per common share was $0.04 for the three months ended March 31, 2006 and $0.03 for the three months ended March 31, 2005. The primary cause of the increase in net loss applicable to common stock is the non-cash accounting charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,005,948 for the three months ended March 31, 2006, compared to $1,994,890 for the three months ended March 31, 2005. This decrease relates to the Company building a robot during the first quarter of 2005 and selling that same equipment in 2006.

The Company’s net cash used in investing activities was $5,373 for the three months ended March 31, 2006 compared to net cash used by investing activities of $3,123 for the three months ended March 31, 2005. The change in cash is due to a slight increase in equipment purchases.

The Company’s net cash provided by financing activities was $1,641,012 for the three months ended March 31, 2006 compared to $1,958,184 for the three months ended March 31, 2005. The decrease is due to that Robotics Investment Group raised significant capital in 2005, and no additional capital was raised in 2006.

The Company continues to experience losses from operations. In April 2006, the Company received $450,000 as the initial deposit on a contract to sell two robotic coating removal systems to a Singapore distributor. The Company’s payment for the balance of the contract is due upon shipment, scheduled for July 2006, and is guaranteed by an irrevocable letter of credit. More importantly, management is focusing considerable efforts on its plan to sell and/or license one of its patented technologies during 2006, thereby demonstrating that it can develop and incubate technology and sell the technology for the benefit of the Company’s shareholders. While management is hopeful that it can accomplish this goal, there can be no assurances it will be successful in this regard. The Company remains primarily dependent upon outside sources of funding, or the sale of one of its technologies, to continue its operations. As of the May 10, 2006, the Company has only $186,000 and lacks financial resources to meet its March 31, 2006 working capital deficit of $3,230,000 and future operating costs. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities. Management is currently engaged in discussions which it hopes will permit it to consummate a material funding event during the quarter ending June 30, 2006. Once this goal is achieved, management will then be free of the continual distraction of devoting substantial attention to fundraising and will be able to concentrate exclusively on managing the Company’s business, researching and developing

ULTRASTRIP SYSTEMS, INC

additional technologies, and attempting to monetize one or more of its current technologies. There can be no assurances that the Company will be successful in this regard.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt. The Company is currently expanding marketing and sales efforts, but its primary focus will be its effort to sell or license a technology.

The Company’s short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses. Additionally, the Company plans to file a registration statement in order to permit bridge loan investors to be able to sell their common stock, assuming a public market develops. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $5 million, primarily for research and development and working capital requirements within the next 12 months.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, our ability to complete a financing transaction in the second quarter, and our ability to sell or license our technology(ies) in 2006. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to negotiate a fair price for one or more of our technologies, our ability to resolve contractual issues and the condition of the public equity markets including our common stock price. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2005.

Item 3.

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to UltraStrip and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, UltraStrip carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in UltraStrip’s annual and periodic SEC filings.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2006, we issued convertible notes, shares of our common stock and warrants to purchase shares of our common stock to accredited investors which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

We sold $1,959,000 in convertible notes to accredited investors. Purchasers of these notes also received two warrants to purchase shares of our common stock for every dollar invested. The warrants are exercisable at $1.00 and $1.25 respectively. The notes are convertible into shares of our common stock at the rate of $1.00 dollar per share.

We issued 1,059,000 shares of common stock to accredited investors upon conversion of our bridge notes. 859,000 of the shares were issued upon conversion of notes sold during the first quarter of 2006, and 200,000 of the shares were issued upon conversion of notes sold prior to January 1, 2006.

Item 3.

Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2006.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2006.

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

ULTRASTRIP SYSTEMS, INC.

May 15, 2006	By:	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer

May 15, 2006	By:	/s/ JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer