Form 10QSB
period 2006-06-30
ULTRASTRIP SYSTEMS INC
filed 2006-08-10
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐

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

(772) 287-4846

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 54,856,006 shares of common stock were outstanding as of August 9, 2006.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

ULTRASTRIP SYSTEMS, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

UltraStrip Systems, Inc.

Consolidated Balance Sheet

June 30, 2006 unaudited
Current Assets
Cash	$72,580
Accounts receivable	11,090
Inventories	1,341,567
Vendor deposits	160,704
Prepaid expenses and other	81,936
Total current assets	1,667,877

Property and equipment, net	73,133

Patents, net	72,532

Other Assets	5,000

Total assets	$1,818,542

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit

Current Liabilities
Accounts payable	$644,235
Accounts payable - related parties	24,500
Accrued expenses	1,315,374
Notes payable – related parties - current portion (net of discount)	2,570,875
Notes payable - current portion (net of discount)	1,505,458
Total current liabilities	6,060,442

Notes payable – related parties, less current portion	393,593
Notes payable – other, less current portion	94,783

Total Liabilities	6,548,818

Redeemable convertible cumulative preferred stock series A 250 shares authorized; 11 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears	1,125,390

Redeemable convertible cumulative preferred stock series B 4,000 shares authorized; 464 shares issued and outstanding, $2,500 per share redemption amount plus dividends in arrears	2,649,811

Commitments and Contingencies (Note 9)

Capital Deficit
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,735,523 shares issued and outstanding	547,355
Additional paid-in capital	35,341,068
Accumulated deficit	(44,393,900)
Total capital deficit	(8,505,477)

Total liabilities, redeemable convertible cumulative preferred stock, and capital deficit	$1,818,542

See accompanying notes to the consolidated financial statements.

UltraStrip Systems, Inc.

Consolidated Statements of Operations

(Unaudited)

	For three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$13,640	$5,853	$692,956	$22,705

Cost of revenues	11,726	3,248	676,725	16,297

Gross profit	1,914	2,605	16,231	6,408

Operating expenses:
Selling, general and administrative	1,201,948	1,090,301	2,329,403	2,227,591
Non-cash compensation expense	116,387	85,173	193,252	85,173
Total operating expenses	1,318,335	1,175,474	2,522,655	2,312,764

Loss from operations	(1,316,421)	(1,172,869)	(2,506,424)	(2,306,356)

Other (income) expense:
Other income	(4,470)	(779)	(6,454)	(2,370)
Interest expense	295,631	359,239	1,354,715	689,522
Total other expense	291,161	358,460	1,348,261	687,152

Minority Interest in net income (loss) of affiliates	(65,858)	13	(40,951)	(3,325)

Net loss	(1,541,724)	(1,531,342)	(3,813,734)	(2,990,183)

Preferred stock dividends	(42,047)	(92,125)	(120,078)	(184,250)

Net loss applicable to common stock	$(1,583,771)	$(1,623,467)	$(3,933,812)	$(3,174,433)

Net loss per common share (basic and diluted)	$(0.03)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding	54,263,580	47,952,055	53,739,054	47,730,385

See accompanying notes to the consolidated financial statements.

UltraStrip Systems, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

For the six months ended June 30	2006	2005

Operating activities:
Net loss	$(3,813,734)	$(2,990,183)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,268	90,897
Provision for inventory impairment	50,000	—
Accretion of discount on notes payable	753,016	519,623
Non cash settlement of debt	130,073	—
Non cash compensation expense	188,252	85,173
Non cash expense to renew loan	364,762	—
Minority interests in consolidated affiliates	(24,458)	3,325
Common stock issued for services	36,313	—
Note payable issued for employee compensation		86,500
Change in operating assets and liabilities:
Accounts receivable	9,111	42,321
Inventories	(363,797)	(955,999)
Vendor deposits	(133,203)	—
Prepaid expenses	93,333	82,934
Other assets	26,239	(58,065)
Accounts payable	164,275	31,835
Accounts payable - related parties	(295,462)	(268,169)
Accrued expenses	684,641	152,083

Net cash used in operating activities	(2,056,371)	(3,177,725)

Investing activities:
Purchase of equipment	(5,373)	(4,677)

Net cash used in investing activities	(5,373)	(4,677)

Financing activities:
Proceeds from issuance of notes payable and warrants to related parties	215,000	140,885
Repayments of notes payable	(16,594)	(406,493)
Repayment of notes payable to related parties	(554,835)	(120,000)
Proceeds from issuance of loans	2,268,000	3,106,500
Proceeds from sale of equity interests in subsidiary	—	619,367
Proceeds from exercise of warrants	100,000	—
Distribution to partners of affiliate	(45,203)	—

Net cash provided by financing activities	1,966,368	3,340,259

Net (decrease)/increase in cash	(95,376)	157,857

Cash, beginning of period	167,956	183,405

Cash, end of period	$72,580	$341,262

See accompanying notes to the consolidated financial statements.

UltraStrip Systems, Inc.

For the three months and six months ended June 30, 2006 and 2005

1.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UltraStrip Systems, Inc. (“UltraStrip” or the “Company”), its wholly-owned subsidiaries, Ecosphere Systems, Inc. (“ESI”) and UltraStrip Envirobotic Solutions, Inc. (“UES”), and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). On August 9, 2006, our wholly-owned subsidiary then named Ecosphere Technologies, Inc. reincorporated in Florida under the name Ecosphere Systems, Inc. ESI was formed during the first quarter of 2005 and markets the Company’s water filtration technology. UES was formed in October 2005 to market, produce and service the maritime coating removal industry. USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

The Company has been associated with two entities which have been consolidated into the Company’s financial statements prior to this report in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R Consolidation of Variable Interest Entities.

The first entity, USJ was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership):  Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005. On June 28, 2006, the Company sold all but 5% of its shares to the other partners in USJ. Based upon this transaction and the lack of the Company’s ability to control USJ, it’s financial statements will not be consolidated after June 28, 2006.

The second entity, RIG, was organized in December 2004. The purpose of RIG was to purchase a M3500 robotic vehicle from the Company and lease the M3500 to USJ. That lease is now terminated and the M3500 was sold to an unaffiliated Japanese joint venture in February 2006. Given these transactions, the associated rationale for RIG being considered a variable interest entity no longer exists and RIG’s financial statements have not been consolidated after March 31, 2006

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2005.

Stock Based Compensation

As of January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123 (Revised 2004), Share-Based Payment (“SFAS 123R”). The Company had previously followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant. Under SFAS 123(R), compensation expense is now recognized. Stock-based compensation cost is measured at the date of grant, based on the fair value of the award and is recognized over the directors’ and employees’ requisite service period. The Company continues to use the Black-Scholes method to calculate the compensation expense of the options issued after the adoption date. The Company

UltraStrip Systems, Inc.

has elected to use the modified prospective application method. Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest. Additionally the portion of outstanding awards for which the requisite service has not been rendered, is recognized as compensation expense based upon the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation.”

2.

Going Concern

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2006, the Company incurred losses of approximately $3.9 million, had a working capital deficiency of approximately $4.4 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.

Accrued Expenses

The major components of accrued expenses are summarized as follows:

June 30, 2006
Accrued payroll and related benefits	$212,195
Accrued interest	234,679
Accrued consulting	219,000
Customer deposits	530,000
Accrued professional fees	82,500
Other accrued expenses	37,000
Total accrued expenses	$1,315,374

UltraStrip Systems, Inc.

4.

Notes Payable

(a)

Related Parties

Notes payable to related parties consist of the following:

June 30, 2006

1

Various notes payable to a former director and  shareholder including (i) $1,000,000 note payable due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company’s products and (ii) $125,000 note payable, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company’s products and (iii) $20,000 note payable, due upon demand. During December 2005 and February 2006, the Company and the former director entered into note modifications and extension agreements which adjusted the principal amount to include the interest accrued to date. The new note is payable $25,000 on January 15, 2006, $100,000 on February 15, 2006 and March 15, 2006, $87,500 due April 15, 2006, May 15, 2006, June 15, 2006, July 15, 2006 and the balance due on August 15, 2006 (plus interest accrued at 15% from December 1, 2005 through August 15, 2006). Payments have been made per this schedule, excluding the July 15th payment. See Note “A” below regarding discount. The principal balance of these notes as of June 30, 2006 is $798,841, reduced by unamortized loan discount of $6,766.

$792,075

2 Unsecured notes payable to a shareholder, net of unamortized discount, interest at prime plus 2% (10.25% at June 30, 2006), due as follows: August 15, 2006 - $7,500, and $1,347,870 on February 13, 2007. Payments have been made per this schedule. See Note “B” below regarding discount. The principal amount of these notes as of June 30, 2006 is $1,355,370, reduced by unamortized loan discount of $227,222.	1,128,148

3 Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%.	456,745

4 Unsecured notes payable to a director, interest at prime plus 2% (10.25% at June 30, 2006), due March 31, 2005. The note has been extended through October 31, 2006.	240,000

5 Unsecured notes payable to Officer, interest at 12%, due on demand	200,000

6 Notes payable to shareholders, interest at 18%, collateralized by certain machinery and equipment of the Company, due upon demand.	50,000

7 Unsecured note payable to a company owned by shareholders of the Company, interest at prime plus 2% (10.25% at June 30, 2006), due on demand.	40,000

8 Unsecured note payable to a shareholder and director of USJ, interest at 5%, due upon demand.	47,500

9 Unsecured bridge finance notes payable of $10,000 to shareholders, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due on demand.	10,000

Total	$2,964,468

Less: current portion	$2,570,875
Long-term debt	$393,593

UltraStrip Systems, Inc.

A.

On February 17, 2004, the Company and the holder renegotiated the payment terms for the notes in exchange for the granting of 100,000 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The estimated value of the warrants of $27,066 is being amortized to interest expense over the six month term remaining of the note.

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

(b)

Other

Notes payable consist of the following:

June 30, 2006

Unsecured convertible notes payable of $1,225,000, net of $127,615 discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due 12 months from respective issue dates ranging from on demand through March 2007.	$1,097,385

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through May 2007.	300,000

Installment note, payable $3,319 monthly through December 2006, collateralized by equipment, with no interest.	23,232

Installment note, payable $8,384 monthly through June 2008, collateralized by equipment, with interest at 11.1%	179,624

Total	1,600,241

Less current portion	$1,505,458

Long-term debt	$94,783

5.

Common Stock

Shares issued

During the six month period ended June 30, 2006, the Company issued 1,078,000 shares of common stock in connection with the conversion of the convertible notes payable to common stock; 408,000 shares of common stock issued in connection with the conversion of Preferred A shares; 492,650 shares of common stock were issued in connection with the conversion of Preferred B shares; and 182,000 shares were issued as a result of warrants exercised at no cost per warrant; 300,000 shares were issued as a result of the Company offering holders of warrants issued since November 2005 the right to exercise those warrants at the current market price of the share, 100,000 shares were issued to a consultant as partial compensation for services, and 6,085 shares were issued as payment for interest expense.

Shares reserved for issuance

As of June 30, 2006, 51,632,374 shares of common stock were reserved for issuance under the Company’s two stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Preferred Stock. The Company’s chief executive officer, chief financial officer, and other members of the management have agreed not to exercise a number of options until the Company’s shareholders approve an increase in authorized common stock to more than 100,000,000 shares.

UltraStrip Systems, Inc.

6.

Redeemable Convertible Cumulative Preferred Stock

Series A

As of June 30, 2006 there were 11 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $850,390 on June 30, 2006. During the six months ended June 30, 2006, various holders converted 17 shares of Series A Preferred Stock into common stock.

Series B

As of June 30, 2006 there were 464 shares of Series B Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,489,791 on June 30, 2006. During the six months ended June 30, 2006, various holders converted 590 shares of Series B Preferred Stock into common stock.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 46,762,871 shares of common stock at June 30, 2006) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

8.

Stock-Based Compensation – Pro Forma Net Loss

SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s stock option plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the dated of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 pro forma disclosures. The Company’s stock option compensation expense was $75,993 and $94,928 for the three month and six month periods ended June 30, 2006, respectively. This stock option expense is a non-cash item.

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

The application of SFAS 123R had the following effect on the reported amounts for the three month period ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported
Operating Loss	$(1,240,428)	$(75,993)	$(1,316,421)
Net Loss	$(1,465,731)	$(75,993)	$(1,541,724)
Net loss applicable to common stock	$(1,507,778)	$(75,993)	$(1,583,771)
Basic and Diluted	$(0.03)	$(0.00)	$(0.03)

UltraStrip Systems, Inc.

Stock-based compensation for the three month period ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Three Months Ended June 30, 2005
Net loss, as reported	$(1,623,467)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	—

Pro forma net income	$(1,623,467)

(Loss) per share:
Basic and diluted– net loss per common share – as reported	$(0.03)
Basic and diluted – net loss per common share – pro forma	$(0.03)

The application of SFAS 123R had the following effect on the reported amounts for the six month period ended June 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported
Operating loss	$(2,411,496)	$(94,928)	$(2,506,424)
Net loss	$(3,718,806)	$(94,928)	$(3,813,734)
Net loss applicable to common stock	$(3,838,884)	$(94,928)	$(3,933,812)
Basic and diluted	$(0.07)	$(0.00)	$(0.07)

Stock-based compensation for the six month period ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

Six Months Ended June 30, 2005
Net loss, as reported	$(3,174,433)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(269,429)

Pro forma net income	$(3,443,862)

(Loss) per share:
Basic and diluted– net loss per common share – as reported	$(0.07)
Basic and diluted – net loss per common share – pro forma	$(0.07)

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

	Six months Ended June 30,
	2006	2005
Expected volatility	9.66%	0%
Expected lives	5 -10 yrs	10-20 yrs
Risk-free interest rate	4.36% - 5.25%	4.22% - 4.50%
Expected dividend yield	none	none

UltraStrip Systems, Inc.

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

As of June 30, 2006, there was $702,989 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans, $57,725 relates to options granted in 2005 and $645,264 relating to options granted in 2006. That cost is expected to be recognized over three years.

A summary of the status of the Company’s employee fixed plan options as of June 30, 2006 and 2005,  and changes during the six months then ended is presented below:

	June 30, 2006		June 30, 2005
	Employee		Employee
	Fixed Plan Options		Fixed Plan Options
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Price	Shares	Price	Shares
Outstanding at December 31, 2005	$1.22	3,580,497	$2.19	722,163

Granted	0.88	50,000	1.10	105,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at June 30, 2006	$1.22	3,630,497	$2.05	827,163

Exercisable at June 30, 2006	$1.22	3,356,430	$2.27	638,496

Weighted average fair value of
options granted during the period	$ .26		$ .34

Weighted average remaining
Contractual life in years	8.5		6.3

UltraStrip Systems, Inc.

A summary of the status of the Company’s employee fixed non-plan options as of June 30, 2006 and 2005 and changes during the six months then ended is presented below:

	June 30, 2006		June 30, 2005
	Employee		Employee
	Non-Plan Options		Non-Plan Options
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Price	Shares	Price	Shares
Outstanding at beginning of period	$1.75	8,910,003	$2.61	4,210,003

Granted	0.87	4,100,000	1.09	1,500,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	$1.47	13,010,003	$2.20	5,710,003

Exercisable at end of period	$1.75	8,897,503	$2.20	4,993,331

Weighted average fair value of
options granted during the period	$0.15		$ .29

Weighted average remaining
contractual life in years	7.2		5.5

A summary of the status of the Company’s non-employee fixed non-plan options as of June 30, 2006 and June 30, 2005 and changes during the six months then ended is presented below:

	June 30,2006		June 30,2005
	Non—Employee		Non—Employee
	FixedNon–PlanOptions		FixedNon—PlanOptions
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Price	Shares	Price	Shares
Outstanding at beginning of period	$1.18	5,995,000	$1.41	3,265,000

Granted	—	—	1.02	300,000
Exercised	—	—	—	—
Forfeited	$1.00	500,000	—	—
Expired	—	—	—	—

Outstanding at end of period	$1.20	5,495,000	$1.38	3,565,000

Exercisable at end of period	$1.20	5,286,667	$1.40	3,265,000

Weighted average fair value of
Options granted during the period	$—		$0.15

Weighted average remaining
Contractual life in years	10.7		16.0

UltraStrip Systems, Inc.

A summary of the status of the Company’s non-employee variable non-plan options as of June 30, 2006 and June 30, 2005 and changes during the six months then ended is presented below:

	June 30, 2006		June 30, 2005
	Non—Employee		Non—Employee
	Variable Non – Plan Options		Variable Non—Plan Options
	Weighted		Weighted
	Average		Average
	Exercise		Exercise
	Price	Shares	Price	Shares
Outstanding at beginning of period	$—	—	$2.00	1,400,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	$2.00	1,400,000

Outstanding at end of period	$—	—	$—	—

Exercisable at end of period	$—	—	$—	—

Weighted average fair value of
options granted during the period	$—		$—

Weighted average remaining
contractual life in years	—		0.0

A summary of the outstanding warrants issued for cash, financing, services and settlement as of June 30, 2006 is presented below:

Description	Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	21,649,221
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Total shares	23,959,231

9.

Commitment and Contingencies

•

In December 2005, the Company entered into an agreement with a former officer and director relating to various notes payable and the accrued interest expense owed to the individual, the aggregate totaling $1,361,341. The repayment of this note included $50,000 due upon closing, $25,000 due on December 15, 2005 and January 15, 2006, $550,000 due on February 15 2006, and $711,341 plus accrued interest due on August 15, 2006. On February 17 2006, the Company and the individual renegotiated the payment terms of the amount due on February 15, 2006, providing for principal payments of $100,000 on February 19, 2006, $100,000 on March 15, 2006, and $87,500 due on April 15, 2006, May 15, 2006, June 15, 2006 and July 15, 2006. All other provisions of the December 2005 agreements remain in place. As of June 30, 2006, the principal outstanding balance of the note is $798,841.

•

On February 13, 2006, the Company renegotiated an agreement with a former officer and director regarding various amounts owed to the individual. This agreement re-established the payment terms under the following schedule:  $15,000 due immediately, $7,500 on May 20, 2006, $7,500 on August 8, 2006 and $1,347,870 due February 13, 2007. As of June 30, 2006, the principal outstanding balance of the note is $1,355,370.

•

The Company has had a relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company develop the market in the far east. The relationship resulted in the establishment of USJ, a

UltraStrip Systems, Inc.

company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized and the Company and KIA are in discussions regarding the amount of compensation which has been earned by KIA. The Company has accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

•

On March 7, 2006, we entered into a Representation Agreement, effective for one year beginning July 1, 2005, with a corporation controlled by Mr. Thomas Von Essen, who was fire commissioner of the City of New York at the time of the September 11, 2001 terrorist attack. Mr. Von Essen was vice president, special projects of ESI. As partial consideration, the corporation was granted options to purchase 500,000 shares of the Company’s common stock at $1.00 per share. The Representation Agreement was not renewed and in early August 2006, Mr. Von Essen resigned as an officer of ESI and cancelled the 500,000 vested options.

•

On April 11, 2006, we entered into an Investor Relations Consulting Agreement with Alliance Advisors, LLC. Alliance Advisors provides the Company with advice and counsel relative to marketing the Company to the investor marketplace. Under this agreement, the Company agreed to pay Alliance Advisors $7,500 per month for one year. Additionally, the Company issued to Alliance Advisors 100,000 shares of its common stock. Should Alliance Advisors not complete the term of the agreement, they must return to the Company a pro-rata share of 75% of the common stock.

•

Management Compensation Adjustment Plan.

In an effort to conserve cash outflow, the officers of the Company and subsidiaries listed below on May 26, 2006 entered into a Management Compensation Adjustment Plan (the “Plan”) and thereby amended their respective Employment Agreements. Under the Plan, they have agreed to reduce their aggregate annual salaries by approximately $400,000 and in return they received additional stock options and commissions based upon revenues of the Company and/or its subsidiaries as listed below. The options are exercisable at $0.68 per share over a five-year period and vest in equal increments every six months over a 24-month period subject to periodic performance reviews by the chief executive officer or the Compensation Committee at six month intervals. Additionally, the executives may be terminated after any six month review by the Board of Directors. The Management Adjustment Compensation Plan modified the Employment Agreements of these officers as follows:

Executives in the Program And Principal Office	Current Agreement	Revised Pay Rate	Options	Commissions(1)
				UES(2)	ESI(3)	Consolidated(4)
Dennis McGuire	$325,000	$225,000	1,000,000			3.0%
James C. Rushing III	210,000	185,000	600,000			1.0%
Stephen Johnson	250,000	125,000	500,000	2.0%		1.0%
Michael R. Donn, Sr.	137,000	125,000	500,000		2.0%	1.0%
John P. Odwazny	165,000	100,000	250,000	1.0%		1.0%
Jacqueline McGuire	125,000	75,000	250,000	NA	NA	NA
Totals	$1,212,000	$835,000	3,100,000	3.0%	2.0%	7%

———————

(1)

Commissions apply to any revenues whatsoever, including product or services sales as well as transactions to “monetize” technology portfolio inventory.

(2)

UES refers to UltraStrip Envirobotic Solutions, Inc., a wholly-owned subsidiary of the Company.

(3)

ESI refers to Ecosphere Systems, Inc., a wholly-owned subsidiary of the Company.

(4)

Consolidated means consolidated revenues of the Company, including UES and ESI.

UltraStrip Systems, Inc.

10.

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

In 2005, the Company expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established two operating entities or segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating entities are defined as follows:

•

ESI was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology.

•

UES was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

•

The table below presents certain financial information by business segment for the three months ended June 30, 2006.

	ESI	UES	Segments Total	Corporate	Total
Revenues	$—	$13,640	$13,640	$—	$13,640
Cost of revenues	—	11,726	11,726	—	11,726
Gross margin	—	1,914	1,914	—	1,914
Operating expense	n/a	n/a	n/a	1,318,335	1,318,335
Other expense	n/a	n/a	n/a	225,303	225,303
Net loss					$(1,541,724)

•

The table below presents certain financial information by business segment for the six months ended June 30, 2006.

	Ecosphere	UES	Segments Total	Corporate	Total
Revenues	$—	$692,956	$692,596	$—	$692,596
Cost of revenues	—	676,725	676,725	—	676,725
Gross margin	—	16,231	16,231	—	16,231
Operating expense	n/a	n/a	n/a	2,522,655	2,522,655
Other expense	n/a	n/a	n/a	1,307,310	1,307,310
Net loss					$(3,813,734)

The determination to establish the separate business segments was made in the last quarter of 2005. As such, management did not establish processes and procedures to capture costs by segment during the year, and it would be impracticable to do so. During 2006, management is establishing procedures to capture all of the required reporting information.

UltraStrip Systems, Inc.

11.

Supplemental Cash Flow Information

Supplemental disclosure is as follows:

For the six months ended June 30,	2006	2005

Cash paid for interest	$85,689	$4,068

Non-cash investing and financing activities:

Accrued preferred stock dividends	$120,078	$184,250

Warrants issued in connection with financing	$743,148	$—

Note payable issued to repurchase common stock	$—	$733,334

Common stock issued to settle debt obligations	$1,078,000	$3,056,500

Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$425,000	$—

Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$1,475,000	$—

Conversion of accounts payable and accrued expenses to debt	$615,109	—

Cashless exercise of warrants into common stock	$182,000	—

12.

Subsequent Events

In July 2006, the Company shipped two robotic coating removal systems to a distributor which had signed a distribution agreement in April 2006.

Two officers have advanced $110,000 to the Company for general working capital. The sums are due on demand. Additionally, the Company received $25,000 in August as part of its 12% convertible note offering.

UltraStrip Systems, Inc.

Item 2.

Management’s Discussion and Analysis and Plan of Operation.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. In addition to the risks that may prevent us from realizing the results anticipated by these forward-looking statements which are contained below, we included Risk Factors relating to an investment in the Company at the conclusion of Item 6 of our annual report on Form 10-KSB for the year ended December 31, 2005, which is on file with the Securities and Exchange Commission and may viewed at www.SEC.gov.

Overview

The Company is a technology developer and innovator that creates patented and engineered solutions for the defense, homeland security, disaster recovery and global ship repair markets. Our intellectual property includes a portfolio of registered and pending patents, trade secrets, trademarks, and copyrights. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio currently provides us with an opportunity to obtain 423 patent registrations throughout the world. Of these:

•

we have 10 registered United States patents all relating to our robotic coating removal technology, airplane and automotive paint removal technology;

•

we have 411 patent applications pending either actual filings or reserved under the right to seek priority date filing covering our robotic coating removal technology and automotive paint removal technology in numerous countries, including Europe, Asia and the rest of the world; and

•

we have three United States patents pending relating to our water filtration system.

Presently, the Company owns several technologies that are completed and available for global marketing. While these technologies may produce revenues as we begin to market our products and services, our shareholders and other readers should understand that material revenues and profits will come from the licensing or sale of the Company’s technologies. The Company will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit. To execute this model we are now in the process of engaging appropriate national representation to market the licensing or sale of these portfolio technologies. The fully-developed technologies as well as those that require additional development are the result of “investment” by the Company in research and development expenditures over the years that are required to be reflected as operating losses on the Company’s audited financial statements. Our 423 patents and patent applications with international applications and protection are the result of the over $44 million expended since inception of the Company as reported on the Company’s financial statements as cumulative losses.

As a result of this vision, we have developed a business model and related products to protect community water systems throughout the United States through the only EPA verified portable high-volume water filtration system and we have developed products which reduce the discharge of contaminated residue into oceans, other water systems and the air.

We have two subsidiaries:

•

Ecosphere Systems, Inc. or ESI which we organized in April 2005 to operate our water filtration system business;

•

UltraStrip Envirobotic Solutions, Inc. or UES which we organized in October 2005 to operate our coating removal business.

During the second quarter of 2006, we completed development of a new, less costly and more efficient, robotic coating removal system.  In April 2006, we entered into an Exclusive Distribution and Purchase agreement with a distributor in Singapore, and received an irrevocable letter of credit for the purchase of two new robotic coating

UltraStrip Systems, Inc.

removal systems to begin the use of our new coating removal technology in Singapore. We shipped those two robots to Singapore in July 2006. We will also ship two units to BAE’s San Francisco shipyard this August to begin contract services in San Francisco. Additionally, during the second quarter we completed production of our first Tactical Water Filtration System and delivered that system to Pierce Manufacturing for integration with the associated truck. Pierce completed integration in July 2006 and we received the completed Tactical Water Filtration Truck (“TWFT”) in August 2006. This TWFT will be used to demonstrate the capabilities of providing potable water to areas which have had their water systems disrupted.

As of June 28, 2006, the Company reduced its ownership in USJ from 49.9% to 5%. The Company has shifted its focus to more opportunistic markets in an effort to maximize its resources.

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

Determination of the Estimated Market Value of the Company’s Common Stock

Effective January 25, 2006, the Company’s common stock began trading on the Over-the-Counter Bulletin Board, under the symbol USTP. We expect that with our anticipated name change on August 10, 2006 to Ecosphere Technologies, Inc., the symbol will change shortly thereafter. Prior to January 25, 2006, the Company’s common stock was not listed on any national securities exchange or established trading market, and therefore there was no easily determined market value for the shares. As a result, our management made an estimate as to fair market value. The Company calculated the weighted average price per share using primary sales of common stock during each reporting period. This average was then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options. As a result, estimates were made as to the market value of the Company’s common stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provided the most objective basis for assessing the market value of its common stock, prior to trading on the OTC Bulletin Board, and provided consistency among reporting periods. After January 25, 2006, management utilizes the market value of its stock based upon the closing price for any particular day.

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

UltraStrip Systems, Inc.

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

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended June 30, 2006 and 2005, the Company did not have any impairment write offs.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The Company’s net loss increased slightly to $1,541,000 during the quarter ended June 30, 2006 when compared to the year earlier period. The primary cause of this increase are higher non-cash compensation charges the Company expensed in 2006 as a result of its adoption of SFAS 123R.

Revenues

Revenues were $13,640 for the three months ended June 30, 2006 as compared to $5,853 for the three months ended June 30, 2005. The increase resulted from increased sales of spare parts. The Company had spare part sales of $13,640 and $5,853 during the quarters ended June 30, 2006 and 2005, respectively. Spare parts sales are a result of orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

Cost of Revenues

Cost of revenues was $11,726 for the three months ended June 30, 2006, as compared to $3,248 for the three months ended June 30, 2005. Gross profits decreased during the quarter as compared to 2005 due to the lower margins on the spare parts which were sold.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 were $1,318,335 compared to $1,175,474 for the three months ended June 30, 2005. This increase resulted from the Company’s adoption of SFAS 123R and the resulting non-cash expenses and increased operations in the USJ affiliate.

Loss From Operations

Loss from operations for the three months ended June 30, 2006 was $1,316,421 compared to $1,172,869 loss for the three months ended June 30, 2005. The increase in loss from operations in 2006 versus 2005 was due to the Company’s adoption of SFAS 123R and increased operations in the USJ affiliate.

Interest Expense

Interest expense was $295,631 and $359,239 for the three months ended June 30, 2006 and 2005, respectively. This decrease was attributable to the valuation of warrants issued in connection with 2006 convertible debt associated with the Company’s private placement offering as compared to the valuation of similarly issued warrants in 2005.

Preferred Stock Dividends

Preferred stock dividends were $42,047 for the three months ended June 30, 2006 and $92,125 for the three months ended June 30, 2005. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2005 because a significant number of holders chose to convert their preferred stock into common stock

UltraStrip Systems, Inc.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $1,583,771 for the three months ended June 30, 2006, compared to a net loss of $1,623,467 for the three months ended June 30, 2005. Net loss per common share was $0.03 for the three months ended June 30, 2006 and $0.03 for the three months ended June 30, 2005.

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The Company’s net loss increased to $3,814,000 during the six months ended June 30, 2006 when compared to the year earlier period. The primary causes of this increase are higher non-cash charges the Company incurred as part of its financing activities.

Revenues

Revenues were $692,956 for the six months ended June 30, 2006 as compared to $22,705 for the three months ended June 30, 2005. The increase resulted from the sale of the Company’s M3500 robotic system to an unaffiliated Japanese company in 2006 for $665,000. The Company had spare part sales of $13,640 and $20,811 during the six months ended June 30, 2006 and 2005, respectively. The Company had royalty revenues of $14,316 and $1,894 for the six months ended June 30, 2006 and 2005 respectively. Royalties and spare parts sales are a result of orders placed by our customers (primarily Shaw) and the Company has no influence over the timing of the revenues.

Cost of Revenues

Cost of revenues was $676,725 for the six months ended June 30, 2006, as compared to $16,297 for the six months ended June 30, 2005. Gross profits increased during the six months of 2006 compared to 2005 due to the higher royalties

Operating Expenses

Operating expenses for the six months ended June 30, 2006 were $2,522,655 compared to $2,312,764 for the six months ended June 30, 2005. This increase resulted from the Company’s adoption of SFAS 123R and resulting non-cash expenses, and higher consulting fees.

Loss From Operations

Loss from operations for the six months ended June 30, 2006 was $2,506,424 compared to $2,306,356 loss for the six months ended June 30, 2005. The increase in loss from operations in 2006 versus 2005 was due to the Company’s adoption of SFAS 123R and resulting non-cash expenses, and higher consulting fees.

Interest Expense

Interest expense was $1,354,715 and $689,522 for the six months ended June 30, 2006 and 2005, respectively. This increase was attributable to the valuation of warrants issued in connection with 2006 convertible debt associated with the Company’s private placement offering as compared to the valuation of similarly issued warrants in 2005. The accounting treatment of the warrants, when combined with the convertibility feature of the debt, effectively reduces the cost to acquire a share of stock. This reduction, when compared to the conversion price (market value as prescribed by the Company’s Board) results in a “beneficial conversion feature,” which means that a purchaser of the convertible debt could convert immediately and effectively make a profit. Accounting guidelines dictate that the beneficial conversion feature be appropriately accounted for and that has resulted in an interest expense charge of $351,000. Additionally, the establishment of new payment terms of loans to two former officers and shareholders required a loan forbearance cost of $371,000 plus the issuance of additional warrants to purchase common stock at $1.00. These warrants have a “value” for accounting purposes of $390,000 which will be expensed as interest ratably over the remaining period of the loans. The expense in the six months ended June 30, 2006 of the warrants related to the establishment of the new payment terms was $156,000.

Preferred Stock Dividends

Preferred stock dividends were $120,078 for the six months ended June 30, 2006 and $184,250 for the six months ended June 30, 2005. These dividends reflect Company obligations to preferred shareholders that have not been paid

UltraStrip Systems, Inc.

and decreased from 2005 because a significant number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $3,933,812 for the six months ended June 30, 2006, compared to a net loss of $3,174,433 for the six months ended June 30, 2005. Net loss per common share was $0.07 for the three months ended June 30, 2006 and $0.07 for the three months ended June 30, 2005. The primary cause of the increase in net loss applicable to common stock is the interest charges discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,056,371 for the six months ended June 30, 2006, compared to $3,177,725 for the six months ended June 30, 2005. This decrease relates to a lower inventory build during 2006 compared to 2005, even as the Company anticipates greater sales volumes.

The Company’s net cash used in investing activities was $5,373 for the six months ended June 30, 2006 compared to net cash used by investing activities of $4,677 for the six months ended June 30, 2005. The change in cash is due to a slight increase in equipment purchases.

The Company’s net cash provided by financing activities was $1,966,368 for the six months ended June 30, 2006 compared to $3,340,259 for the six months ended June 30, 2005. The decrease is a result of the Company’s suspension of its convertible loan program initiated in November 2004.

The Company continues to experience losses from operations. In July 2006, the Company delivered two robotic coating removal systems to a Singapore distributor and has received $450,000 as the final payment. More importantly, management is focusing considerable efforts on its plan to sell and/or license one of its patented technologies during 2006, thereby demonstrating that it can develop and incubate technology and sell the technology for the benefit of the Company’s shareholders. While management is hopeful that it can accomplish this goal, there can be no assurances it will be successful in this regard. The Company remains primarily dependent upon outside sources of funding, or the sale of one of its technologies, to continue its operations. As of the August 8, 2006, the Company has only $32,240 and lacks financial resources to meet its June 30, 2006 working capital deficit of $4,786,000 and future operating costs. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities. Management is currently engaged in discussions which it hopes will permit it to consummate a material funding event during the quarter ending September 30, 2006. Once this goal is achieved, management will then be free of the continual distraction of devoting substantial attention to fundraising and will be able to concentrate exclusively on managing the Company’s business, researching and developing additional technologies, and attempting to monetize one or more of its current technologies. There can be no assurances that the Company will be successful in this regard.

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

RELATED PARTY TRANSACTIONS

On June 23, 2006, the Company and Carnegie Mellon University resolved the patent dispute between the parties and both parties executed an agreement granting the Company royalty-free distribution rights to the patents in question. The agreement also includes provisions which relieve either party from any existing liabilities. As such, during the

UltraStrip Systems, Inc.

quarter ended June 30, 2006, the Company recognized a gain associated with the relieving of $130,000 of payables previously expensed.

The Company received a short term loan from an officer during the quarter for $200,000.

Subsequent to the end of the quarter, two officers advanced the Company $110,000.

Additionally, management participating in the Management Compensation Adjustment Plan have accrued $94,000 of salaries pending an improved working capital situation.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, our ability to complete a financing transaction in the third quarter, and our ability to sell or license our technology(ies) in 2006. Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to negotiate a fair price for one or more of our technologies, our ability to resolve contractual issues and the condition of the public equity markets including our common stock price. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2005.

Item 3.

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in the Company’s annual and periodic SEC filings.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2006, we issued convertible notes, shares of our common stock and warrants to purchase shares of our common stock to accredited investors which were not covered by an effective registration statement but were exempt under Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

We sold $19,000 in convertible notes to accredited investors. Purchasers of these notes also received two warrants to purchase shares of our common stock for every dollar invested. The warrants are exercisable at $1.00 and $1.25

UltraStrip Systems, Inc.

respectively. The notes are convertible into shares of our common stock at the rate of $1.00 dollar per share. We issued 19,000 shares of common stock to these accredited investors upon conversion of the notes.

We additionally sold $300,000 in convertible notes to accredited investors. The notes are convertible into shares at a variable amount based upon the closing stock price the day the investor provides the money to the Company.

Item 3.

Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended June 30, 2006.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended June 30, 2006.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

EXHIBITS.

EXHIBIT

NUMBER

DESCRIPTION

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

3.3

Certificate of Designation for Series A Preferred (1)

3.4.

Certificate of Designation for Series B Preferred (1)

10.1

Management Compensation Adjustment Plan

10.2

CMU  License Agreement

31.1

Certification of Chief Executive Officer (Section 302)

31.2

Certification of Chief Financial Officer (Section 302)

32.1

Certification of Chief Executive Officer (Section 906)

32.2

Certification of Chief Executive Officer (Section 906)

———————

(1)

Contained in Form 10-SB/A filed on May 1, 2001.

UltraStrip Systems, Inc.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UltraStrip Systems, Inc.

August 9, 2006	/s/	DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer

August 9, 2006	/s/	JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer