Form 10QSB
period 2006-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2006-12-11
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number  000-25663

______________

ECOSPHERE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	65-0841549
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3515 S.E. Lionel Terrace
Stuart, Florida 34997

(Address of principal executive offices)

(772) 287-4846

(Issuer’s telephone number)

UltraStrip Systems, Inc

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 55,270,648 shares of common stock were outstanding as of November 7, 2006.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEET

September 30, 2006
(unaudited)
Current Assets
Cash	$1,970
Accounts receivable	161,346
Inventories	143,630
Vendor deposits	23,588
Prepaid expenses and other	87,314
Total current assets	417,848
Property and equipment, net	1,304,068
Patents, net	70,825
Other Assets	5,000
Total assets	$1,797,741
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit
Current Liabilities
Accounts payable	$1,112,864
Accounts payable - related parties	33,048
Accrued expenses	1,150,242
Notes payable – related parties - current portion (net of discount)	2,446,107
Notes payable - current portion (net of discount)	1,717,584
Total current liabilities	6,459,845
Notes payable – related parties, less current portion	373,616
Notes payable – other, less current portion	81,821
Total Liabilities	6,915,282
Minority interest in consolidated affiliates	—
Redeemable convertible cumulative preferred stock series A
250 shares authorized; 11 shares issued and outstanding as of September 30, 2006, $25,000 per share redemption amount plus dividends in arrears	1,135,702
Redeemable convertible cumulative preferred stock series B
4,000 shares authorized; 464 shares issued and outstanding as of September 30, 2006, $2,500 per share redemption amount plus dividends in arrears	2,678,811
Commitments and Contingencies (Note 9)
Capital Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 55,235,523 shares issued and outstanding at September 30, 2006	552,355
Additional paid-in capital	35,838,862
Accumulated deficit	(45,323,272)
Total capital deficit	(8,932,055)
Total liabilities, redeemable convertible cumulative preferred stock, and capital deficit	$1,797,741

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$1,382,368	$187,402	$2,075,324	$210,107
Cost of revenues	732,108	51,972	1,408,834	68,270

Gross profit	650,260	135,430	666,490	141,837

Operating expenses:
Selling, general and administrative	1,133,743	1,130,148	3,463,145	3,357,739
Non-cash compensation expense	129,294	544,586	322,546	629,387
Total operating expenses	1,263,037	1,674,734	3,785,691	3,987,498

Loss from operations	(612,777)	(1,539,304)	(3,119,201)	(3,845,661)

Other (income) expense:
Other (income) expense	(1,732)	(1,490)	(8,286)	(5,212)
Interest expense	318,327	361,071	1,673,142	1,051,946
Total other expense	316,595	359,581	1,664,856	1,046,734

Minority Interest in net income (loss) of affiliates	—	(3,379)	(40,951)	(6,704)

Net loss	(929,372)	(1,895,506)	(4,743,106)	(4,885,691)

Preferred stock dividends	(39,312)	(92,125)	(159,390)	(276,375)

Net loss applicable to common stock	$(968,684)	$(1,987,631)	$(4,902,496)	$(5,162,066)

Net loss per common share (basic and diluted)	$(0.02)	$(0.04)	$(0.09)	$(0.11)

Weighted average number of common shares outstanding	54,985,523	49,360,746	54,203,563	48,174,914

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30
	2006	2005

Operating activities:
Net loss	$(4,743,106)	$(4,885,691)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,275	140,220
Provision for inventory impairment	50,000	—
Accretion of discount on notes payable	934,744	845,162
Non cast settlement of debt	130,073	—
Non cash compensation expense	317,546	629,759
Non cash expense to renew loan	364,762	—
Minority interests in consolidated affiliates	(40,951)	6,704
Common stock issued for services	51,875	—
Change in operating assets and liabilities:
Accounts receivable	(141,145)	(108,774)
Inventories	654,516	(933,103)
Prepaid expenses	76,305	14,591
Other assets	21,239	(58,065)
Accounts payable	632,904	(221,427)
Accounts payable - related parties	(286,914)	(292,082)
Accrued expenses	519,507	176,030

Net cash used in operating activities	(1,343,470)	(4,686,676)

Investing activities:
Purchase of equipment	(1,085,933)	(61,641)

Net cash used in investing activities	(1,085,933)	(61,641)

Financing activities:
Proceeds from issuance of notes payable and warrants to related parties	349,000	72,335
Repayments of notes payable	(26,551)	(406,492)
Repayment of notes payable to related parties	(931,237)	(170,000)
Proceeds from issuance of loans	2,793,000	4,975,550
Proceeds from sale of equity interests	—	612,607
Return of investment from affiliate	21,493	—
Proceeds from exercise of warrants	102,813	—
Distribution to partners of affiliate	(45,201)	—

Net cash provided by financing activities	2,263,317	5,084,000

Net (decrease)/increase in cash	(165,986)	335,683

Cash, beginning of period	167,956	183,405

Cash, end of period	$1,970	$519,088

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

For the three months and nine months ended September 30, 2006 and 2005

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Ecosphere Technologies, Inc., (“Ecosphere” or the “Company”), its wholly-owned subsidiaries, Ecosphere Systems, Inc. (“ESI”) and UltraStrip Envirobotic Solutions, Inc. (“UES”), and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”).  The Company changed its name from UltraStrip Systems, Inc. to Ecosphere Technologies, Inc. on August 10, 2006, upon approval of its stockholders.  ESI was formed during the first quarter of 2005 and markets the Company’s water filtration technologies.  UES was formed in October 2005 to market, produce and service the maritime coating removal industry.  USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

The Company has been associated with two entities which have been consolidated into the Company’s financial statements prior to this report in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

The first entity, USJ was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership):  Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd.  The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005.  On June 28, 2006, the Company sold all but 5% of its shares to the other partners in USJ.  Based upon this transaction and the lack of the Company’s ability to control USJ, USJ’s financial statements will not be consolidated after June 28, 2006.

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

Stock Based Compensation

As of January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123(R)”).  The Company had previously followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Certain Transactions Involving Stock Compensation,” and related interpretations in accounting for its employee stock options. Under APB No. 25, no compensation expense was recognized if the exercise price of the Company’s employee stock options equaled or exceeded the market price of the underlying stock on the date of the grant.  Under SFAS 123(R), compensation expense is now recognized.  Stock-based compensation cost is measured at the date of grant, based on the fair value

ECOSPHERE TECHNOLOGIES, INC.

of the award and is recognized over the directors’ and employees’ requisite service period.  The Company continues to use the Black-Scholes method to calculate the compensation expense of the options issued after the adoption date.  The Company has elected to use the modified prospective application method.  Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest.  Additionally the portion of outstanding awards for which the requisite service has not been rendered, is recognized as compensation expense based upon the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation.”

2.

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations.  During the nine months ended September 30, 2006, the Company incurred losses applicable to common stock of approximately $4.9 million, has a working capital deficiency of approximately $6.0 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

3.

PROPERTY AND EQUIPMENT

The major components of property and equipment are summarized as follows:

September 30, 2006
Computers and office equipment	$162,306
Plant and test equipment	717,954
Leasehold improvements	214,116
Furniture and fixtures	277,250
Robotic systems to provide services	814,597
Tactical water filtration truck for demonstration	509,720
Vehicles	41,233
Less: Accumulated depreciation	(1,433,108)

Total property and equipment	$1,304,068

ECOSPHERE TECHNOLOGIES, INC.

4.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

September 30, 2006
Accrued payroll and related benefits	$484,331
Accrued interest	350,720
Accrued consulting	219,000
Accrued professional fees	40,000
Other accrued expenses	56,191
Total accrued expenses	$1,150,242

5.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

September 30, 2006

1

Various notes payable to a former director who resigned in 2003 and  shareholder including (i) $1,000,000 note payable due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company’s products and (ii) $125,000 note payable, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company’s products and (iii) $20,000 note payable, due upon demand.  During December 2005 and February 2006, the Company and the former director entered into note modifications and extension agreements which adjusted the principal amount to include the interest accrued to date.  The new note is payable $25,000 on January 15, 2006, $100,000 on February 15, 2006 and March 15, 2006, $87,500 due April 15, 2006, May 15, 2006, June 15, 2006, July 15, 2006 and the balance due on August 15, 2006, (plus interest accrued at 15% from December 1, 2005 through August 15, 2006.  Payments have been made per this schedule, excluding the July 15th payment, which was paid on August 31, 2006 and the final payment which is the current balance due.  As the amount was not paid in full at August 31, 2006, the interest charged on the outstanding balance increased to 18%.

$711,341

2 Unsecured notes payable to a shareholder, net of unamortized discount, interest at prime plus 2% (10.25% at September 30, 2006), due as follows: August 15, 2006 - $7,500, and $1,347,870 on February 13, 2007. The August 15, 2006 payment has not been made as of the date of this report. See Note “B” below regarding discount. The principal amount of these notes as of September 30, 2006 is $1,355,370, reduced by unamortized loan discount of $136,333.	1,219,037

3 Unsecured notes payable to a group of stockholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%.	446,345

4 Unsecured notes payable to a director, interest at prime plus 2% (10.25% at September 30, 2006), due March 31, 2005. The note has been extended through October 31, 2006 and is now due on demand.	240,000

5 Unsecured notes payable to Officer, interest at 12%, due on demand	55,500

ECOSPHERE TECHNOLOGIES, INC.

6 Notes payable to stockholders, interest at 18%, collateralized by certain machinery and equipment of the Company, due upon demand.	50,000

7 secured note payable to a company owned by stockholders of the Company, interest at prime plus 2% (10.25% at September 30, 2006), due on demand.	40,000

8 Unsecured note payable to a shareholder and director of USJ, interest at 5%, due upon demand.	47,500

9 Unsecured bridge finance notes payable of $10,000 to stockholders, net of discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due on demand.	10,000

Total	$2,819,723

Less: current portion	$2,446,107

Long-term debt	$373,616

———————

A.

On February 17, 2006, the Company and the holder renegotiated the payment terms for the notes in exchange for the granting of 100,000 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The estimated value of the warrants of $27,066 is being amortized to interest expense over the six month term remaining of the note.

B.

On February 13, 2006, the Company and holder renegotiated the payment terms for the notes, which were due on demand, in exchange for a forbearance fee of $371,000 included in the note and the granting of 1,000,000 warrants to purchase the Company’s common stock at an exercise price of $1.00 per share. The estimated value of the warrants of $363,555 is being amortized to interest expense over the twelve month term of the note.

ECOSPHERE TECHNOLOGIES, INC.

(b.)

Other

Notes payable consist of the following:

September 30, 2006

Unsecured convertible notes payable of $1,225,000, net of $77,712 discount, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share. Interest at 5%, due 12 months from respective issue dates ranging from on demand through March 2007.	$1,147,288

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through August 2007.	325,000

Installment note, payable $3,319 monthly through December 2006, collateralized by equipment, with no interest.	13,275

Installment note, payable $9,518 monthly through June 2008, collateralized by equipment, with interest at 11.1%	189,675

Unsecured notes payable of $500,000, interest at 8% per annum, due 12 months from respective issue dates through September 2007. These notes were issued with 1 share of restricted common stock for each dollar invested in this note payable. Discount relating to the restricted stock is $375,833	124,167

Total	1,799,405

Less current portion	$1,717,584

Long-term debt	$81,821

6.

COMMON STOCK

Shares issued

During the nine month period ended September 30, 2006, the Company issued 1,078,000 shares of common stock in connection with the conversion of the convertible notes payable to common stock; 408,000 shares of common stock issued in connection with the conversion of Preferred A shares; 492,650 shares of common stock were issued in connection with the conversion of Preferred B shares; and 182,000 shares were issued as a result of warrants exercised at no cost per warrant; 300,000 shares were issued as a result of the Company offering holders of warrants issued since November 2005 the right to exercise those warrants at the current market price of the share, 100,000 shares were issued to a consultant as partial compensation for services, 6,085 shares were issued as payment for interest expense, and 500,000 restricted shares were issued as part of a notes payable offering.

Shares reserved for issuance

As of September 30, 2006, 61,017,314 shares of common stock were reserved for issuance under the Company’s three stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Preferred Stock.

ECOSPHERE TECHNOLOGIES, INC.

7.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of September 30, 2006 there were 11 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $860,702 on September 30, 2006.  During the nine months ended September 30, 2006, various holders converted 17 shares of Series A Preferred Stock into common stock.

Series B

As of September 30, 2006 there were 464 shares of Series B Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,518,791 on September 30, 2006.  During the nine months ended September 30, 2006, various holders converted 590 shares of Series B Preferred Stock into common stock.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 46,867,871 shares of common stock at September 30, 2006) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

9.

STOCK-BASED COMPENSATION – PRO FORMA NET LOSS

SFAS 123(R) establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s stock option plans. SFAS 123(R) provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the dated of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 pro forma disclosures. The Company’s stock option compensation expense was $104,898 and $199,826 for the three month and nine month periods ended September 30, 2006, respectively. This stock option expense is a non-cash item.

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

ECOSPHERE TECHNOLOGIES, INC.

The application of SFAS 123(R) had the following effect on the reported amounts for the three month period ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Operating Loss	$(507,879)	$(104,898)	$(612,777)
Net Loss	$(824,474)	$(104,898)	$(929,372)
Net loss applicable to common stock	$(863,786)	$(104,898)	$(968,684)
Basic and Diluted	$(0.02)	$(0.00)	$(0.02)

Stock-based compensation for the three month period ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123(R):

Three Months Ended September 30, 2005
Net loss applicable to common stock, as reported	$(1,987,631)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(546,541)

Pro forma net income	$(2,534,172)

(Loss) per share:
Basic and diluted– net loss per common share – as reported	$(0.04)
Basic and diluted – net loss per common share – pro forma	$(0.05)

The application of SFAS 123(R) had the following effect on the reported amounts for the nine month period ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Operating loss	$(2,919,375)	$(199,826)	$(3,119,201)
Net loss	$(4,543,280)	$(199,826)	$(4,743,106)
Net loss applicable to common stock	$(4,702,670)	$(199,826)	$(4,902,496)
Basic and diluted	$(0.09)	$(0.00)	$(0.09)

ECOSPHERE TECHNOLOGIES, INC.

Stock-based compensation for the nine month period ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123(R):

Nine Months Ended September 30, 2005
Net loss applicable to common stock, as reported	$(5,162,066)
Value of stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(815,970)

Pro forma net income	$(5,978,036)

(Loss) per share:
Basic and diluted– net loss per common share – as reported	$(0.11)
Basic and diluted – net loss per common share – pro forma	$(0.12)

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

	Nine Months Ended September 30,
	2006	2005
Expected volatility	9.66 – 14.86%	0%
Expected lives	5 -10 yrs.	10-20 yrs.
Risk-free interest rate	4.36%-5.25%	4.22% - 4.50%
Expected dividend yield	none	None

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

As of September 30, 2006, there was $642,447 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans, $55,350 relates to options granted in 2005 and $587,097 relating to options granted in 2006. That cost is expected to be recognized over three years.

ECOSPHERE TECHNOLOGIES, INC.

A summary of the status of the Company's employee fixed plan options as of September 30, 2006 and 2005,  and changes during the nine months then ended is presented below:

	September 30, 2006 Employee Fixed Plan Options		September 30, 2005 Employee Fixed Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$1.22	3,580,497	$2.19	722,163

Granted	0.65	155,000	1.01	2,745,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	25,000

Outstanding at end of period	$1.19	3,735,497	$1.22	3,442,163

Exercisable at end of period	$1.18	3,404,763	$1.22	3,132,996

Weighted average fair value of options granted during the period	$.20		$.34

Weighted average remaining contractual life in years	8.3		6.0

A summary of the status of the Company’s employee fixed non-plan options as of September 30, 2006 and 2005 and changes during the nine months then ended is presented below:

	September 30, 2006 Employee Non-Plan Options		September 30, 2005 Employee Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$1.75	8,910,003	$2.61	4,210,003

Granted	0.87	4,100,000	1.09	1,000,000
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	$1.46	13,010,003	$2.22	5,210,003

Exercisable at end of period	$1.72	8,910,003	$2.41	4,793,331

Weighted average fair value of options granted during the period	$0.17		$.27

Weighted average remaining contractual life in years	7.0		5.3

ECOSPHERE TECHNOLOGIES, INC.

A summary of the status of the Company’s non-employee fixed non-plan options as of September 30, 2006 and 2005 and changes during the nine months then ended is presented below:

	September 30, 2006 Non-Employee Fixed Non-Plan Options		September 30, 2005 Non-Employee Fixed Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$1.18	5,995,000	$1.41	3,265,000

Granted	—	—	1.00	1,800,000
Exercised	—	—	—	—
Forfeited	$1.00	500,000	—	—
Expired	—	—	2.00	200,000

Outstanding at end of period	$1.20	5,495,000	$1.22	4,865,000

Exercisable at end of period	$1.20	5,411,667	$1.48	3,740,000

Weighted average fair value of options granted during the period	$—		$0.10

Weighted average remaining contractual life in years	10.5		15.8

A summary of the status of the Company's non-employee variable non-plan options as of September 30, 2006 and 2005 and changes during the nine months then ended is presented below:

	September 30, 2006 Non-Employee Variable Non-Plan Options		September 30, 2005 Non-Employee Variable Non-Plan Options
	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares
Outstanding at beginning of period	$—	—	$2.00	1,400,000

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	$2.00	1,400,000

Outstanding at end of period	$—	—	$—	—

Exercisable at end of period	$—	—	$—	—

Weighted average fair value of options granted during the period	$—		$—

Weighted average remaining contractual life in years	—		0.0

ECOSPHERE TECHNOLOGIES, INC.

A summary of the outstanding warrants issued for cash, financing, services and settlement as of September 30, 2006 is presented below:

Description	Shares

Warrants issued for cash	1,585,010
Warrants issued for financing	21,649,221
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000

Total shares	23,959,231

10.

COMMITMENT AND CONTINGENCIES

•

In December 2005, the Company entered into an agreement with a former officer and director relating to various notes payable and the accrued interest expense owed to the individual, the aggregate totaling $1,361,341. The repayment of this note included $50,000 due upon closing, $25,000 due on December 15, 2005 and January 15, 2006, $550,000 due on February 15, 2006, and $711,341 plus accrued interest due on August 15, 2006. On February 17, 2006, the Company and the individual renegotiated the payment terms of the amount due on February 15, 2006, providing for principal payments of $100,000 on February 19, 2006, $100,000 on March 15, 2006, and $87,500 due on April 15, 2006, May 15, 2006, June 15, 2006 and July 15, 2006.  All other provisions of the December 2005 agreements remain in place.  As of September 30, 2006, the principal outstanding balance of the note is $711,341.

•

On February 13, 2006, the Company renegotiated an agreement with a former officer and director regarding various amounts owed to the individual. This agreement re-established the payment terms under the following schedule:  $15,000 due immediately, $7,500 on May 20, 2006, $7,500 on August 8, 2006 and $1,347,870 due February 13, 2007.  The August 8th payment was not made as of September 30, 2006.  As of September 30, 2006, the principal outstanding balance of the note is $1,355,370.

•

The Company has had a relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company to develop the market in the Far East. The relationship resulted in the establishment of USJ, a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized and the Company and KIA are in discussions regarding the amount of compensation which has been earned by KIA. The Company has accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

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

•

An April 11, 2006, we entered into an Investor Relations Consulting Agreement with Alliance Advisors, LLC.  Alliance Advisors provides the Company with advice and counsel relative to marketing the Company to the investor marketplace.  Under this agreement, the Company agreed to pay Alliance Advisors $7,500 per month for one year.  Additionally, the Company issued to Alliance Advisors 100,000 shares of its common stock.  Should Alliance Advisors not complete the term of the agreement, they must return to the Company a pro-rata share of 75% of the common stock.

ECOSPHERE TECHNOLOGIES, INC.

•

Management Compensation Adjustment Plan.

In an effort to conserve cash outflow, the officers of the Company and subsidiaries listed below on May 26, 2006 entered into a Management Compensation Adjustment Plan (the “Plan”) and thereby amended their respective Employment Agreements. Under the Plan, they have agreed to reduce their aggregate annual salaries by approximately $400,000 and in return they received additional stock options and commissions based upon revenues of the Company and/or its subsidiaries as listed below. The options are exercisable at $0.83 per share over a five-year period and vest in equal increments every six months over a 24-month period subject to periodic performance reviews by the chief executive officer or the Compensation Committee at six month intervals. Additionally, the executives may be terminated after any six month review by the Board of Directors. The Management Adjustment Compensation Plan modified the Employment Agreements of these officers as follows:

Executives in the Program And Principal Office	Current Agreement	Revised Pay Rate	Options	UES(2)	Commissions(1) ESI(3)	Consolidated(4)
Dennis McGuire	$325,000	$225,000	1,000,000	—	—	3.0%
James C. Rushing III	210,000	185,000	600,000	—	—	1.0%
Stephen Johnson	250,000	125,000	500,000	2.0%		1.0%
Michael R. Donn, Sr.	137,000	125,000	500,000		2.0%	1.0%
John P. Odwazny	165,000	100,000	250,000	1.0%		1.0%
Jacqueline McGuire	125,000	75,000	250,000	NA	NA	—
Totals	$1,212,000	$835,000	$3,100,000	3.0%	2.0%	7%

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

11.

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

ECOSPHERE TECHNOLOGIES, INC.

•

The table below presents certain financial information by business segment for the three months ended September 30, 2006.

	ESI	UES	Segment Totals	Corporate	Total
Revenues	$—	$1,382,368	$1,382,368	$—	$1,382,368
Cost of revenues	—	732,108	732,108	—	732,108
Gross margin	—	650,260	650,260	—	650,260
Operating expense	n/a	n/a	n/a	1,263,037	1,263,037
Other expense	n/a	n/a	n/a	316,595	316,595
Net loss					$(929,372)

•

The table below presents certain financial information by business segment for the nine months ended September 30, 2006.

	Ecosphere	UES	Segment Totals	Corporate	Total
Revenues	$—	$2,075,324	$2,075,324	$—	$2,075,324
Cost of revenues	—	1,408,834	1,408,834	—	1,408,834
Gross margin	—	666,490	666,490	—	666,490
Operating expense	n/a	n/a	n/a	3,785,691	3,785,691
Other expense	n/a	n/a	n/a	1,664,856	1,664,856
Net loss					$(4,743,106)

The determination to establish the separate business segments was made in the last quarter of 2005. As such, management did not establish processes and procedures to capture costs by segment during the year, and it would be impracticable to do so. During 2006, management is establishing procedures to capture all of the required reporting information.

12.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure is as follows:

	For the Nine Months Ended September 30,
	2006	2005
Cash paid for interest	$92,129	$556
Non-cash investing and financing activities:
Accrued preferred stock dividends	$159,390	$276,375
Warrants issued in connection with financing	$743,148	$—
Warrants issued for services	$—	$629,759
Common stock issued to settle debt obligations	$1,078,000	$4,950,550
Note payable to former partner with Ultrastrip Japan, Ltd.	$—	$47,500
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$425,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$1,475,000	$—
Conversion of accounts payable and accrued expenses to debt	$615,109	—
Cashless exercise of warrants into common stock	$182,000	—

ECOSPHERE TECHNOLOGIES, INC.

13.

SUBSEQUENT EVENTS

In October, the Company collected $234,000 from the City of Waveland in full payment for the water filtration services the Company provided to the city after Hurricane Katrina.

The Company raised $50,000 as part of its 8% Note offering.

The Company borrowed and repaid $5,000 from an officer. The Company also repaid $55,500 in full repayment of loans previously provided by the officer.

In December 2006, the Company borrowed $100,000 from an officer.

Item 2.

Management’s Discussion and Analysis and Plan of Operation.

Overview

The Company creates engineered and patented Clean Technology solutions. The Company has an intellectual property portfolio of registered and pending patents, trade secrets, trademarks, and copyrights for technologies that address pressing global environmental and humanitarian issues. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio currently provides us with an opportunity to obtain 424 patent registrations throughout the world. Of these:

•

we hold 10 registered United States patents all relating to our robotic coating removal technology, airplane and automotive paint removal technology;

•

we effectively have 411 patent applications pending through either actual filings or reserved under the right to seek priority date filing covering our robotic coating removal technology and automotive paint removal technology in numerous countries, including Europe, Asia and the rest of the world; and

•

we have three United States patents pending relating to our water filtration system.

Presently, the Company owns several technologies that are completed and available for global marketing. While these technologies are beginning to produce revenues as we begin to market our products and services, our stockholders and other readers should understand that substantial revenues and profits will come from the licensing or sale of the Company’s Clean Technologies. The Company will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit. To execute this model we are now in the process of engaging appropriate national representation to market the licensing or sale of these portfolio technologies. The fully-developed technologies as well as those that require additional development are the result of “investment” by the Company in research and development expenditures over the years that are required to be reflected as operating losses on the Company’s consolidated financial statements. Our patents and other proprietary technology described in the paragraph above are the result of the over $44 million expended since inception of the Company as reported on the Company’s financial statements as accumulated deficit.

As a result of this vision, we have developed a business model and related products to protect community water systems throughout the United States and the world through the only EPA verified portable high-volume water filtration system and we have developed products which reduce the discharge of contaminated residue into oceans, other water systems and the air.

We have two subsidiaries:

•

Ecosphere Systems, Inc. or ESI which we organized in April 2005 to operate our water filtration system business;

•

ltraStrip Envirobotic Solutions, Inc. or UES which we organized in October 2005 to operate our coating removal business; and

•

Ecosphere Energy Solutions, Inc. which we organized in November 2006. We expect that this new subsidiary will use our innovative Clean Technology in the field of renewable energy.

During the second quarter of 2006, we completed development of a new, less costly and more efficient, robotic coating removal system. In April 2006, we entered into an Exclusive Distribution and Purchase agreement with a distributor in Singapore,  for the purchase of two new robotic coating removal systems to begin the use of our new coating removal technology in Singapore.  We received payment and in July 2006 shipped those two robotic systems to Singapore.  In October 2006, this Singapore based company entered into a letter of intent with us to purchase eight additional robotic coating removal systems beginning in 2006. We have not received a purchase order for delivery of any of these systems. We also shipped two systems to BAE’s San Francisco shipyard in August and commenced providing coating removal services to vessels in that shipyard.  Additionally, during the second quarter the manufacturing of the water filtration system was completed, integrated by Pierce Manufacturing Co. into Tactical Water Filtration Truck (“TWFT”) and delivered by Pierce to us in August 2006.  This TWFT is being used to demonstrate the capabilities of providing potable water to areas which have had their water systems disrupted.

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

Determination of the Estimated Market Value of the Company’s Common Stock

Effective January 25, 2006, the Company’s common stock began trading on the Over-the-Counter Bulletin Board, under the symbol USTP.  With our name change on August 10, 2006 to Ecosphere Technologies, Inc., the symbol changed shortly thereafter to ESPH.  Prior to January 25, 2006, the Company’s common stock was not listed on any national securities exchange or established trading market, and therefore there was no easily determined market value for the shares. As a result, our management made an estimate as to fair market value. The Company calculated the weighted average price per share using primary sales of common stock during each reporting period. This average was then used in assigning values to stock issued for services, as the market price of the underlying stock for options granted to employees and service providers and for purposes of computing stock appreciation for variable options. As a result, estimates were made as to the market value of the Company’s common stock as of any given date for use in various non-cash equity transactions throughout a given reporting period. The Company believes this approach provided the most objective basis for assessing the market value of its common stock, prior to trading on the OTC Bulletin Board, and provided consistency among reporting periods.  After January 25, 2006, management utilizes the market value of its stock based upon the closing price for any particular day.

Useful Lives and Impairment of Machinery and Equipment and Patents

The Company capitalizes as machinery and equipment its automated water-jetting systems and its water filtration systems upon completion of all manufacturing and testing, if the unit is not being sold. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in its manufacture and the technology utilized in the system. While some of the individual components of the Company’s systems may individually have longer useful lives than the Company’s estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic system and water filtration system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its robotic coating removal systems and its water filtration systems.

The Company determines the useful lives of its patents based on the remaining life of the patent issued by the U.S. Patent Office. Management believes the legal life of the patent is a reasonable period of time over which the Company expects to realize the benefits of its intellectual property rights because of the broad nature of the Company’s patents and the Company's intent to protect its intellectual property rights over the lives of its patents.

The Company reviews for impairment its machinery and equipment used in its hydro jetting services, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure becomes available. During the quarter ended September 30, 2006 and 2005, the Company did not have any impairment write offs.

Results of Operations

For the Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The Company’s net loss decreased significantly to approximately $969,000 during the quarter ended September 30, 2006 when compared to the year earlier period.  The primary causes of this decrease in losses is higher gross profits from the sale of two robotic systems.  Additionally, in 2005 the Company expensed, as non-cash compensation expense, the value of options granted to a former chairman, since the former chairman no longer has any relationship with the Company.

Revenues

Revenues were $1,382,368 for the three months ended September 30, 2006 as compared to $187,402 for the three months ended September 30, 2005.  The increase resulted primarily from the delivery of two robotic systems and related spare parts to an overseas customer for $1,280,000.  Additionally, the Company generated nearly $80,000 of service revenues by providing coating removal services to a customer at the Port of San Francisco.  In the same quarter of 2005, the Company recognized $125,000 of revenues in support of the Hurricane Katrina recovery project, had spare part sales of $51,000, and generated commissions of 11,000.

Cost of Revenues

Cost of revenues was $732,108 for the three months ended September 30, 2006, as compared to $51,972 for the three months ended September 30, 2005.  Gross profits increased during the quarter as compared to 2005 due to the higher sales volume on the robotic system sales during 2006.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 were $1,263,037 compared to $1,674,734 for the three months ended September 30, 2005. This comparative decrease resulted from the Company’s expensing of options granted in 2005 to a former chairman.

Loss from Operations

Loss from operations for the three months ended September 30, 2006 was $612,777 compared to $1,539,304 loss for the three months ended September 30, 2005.  The decrease in loss from operations in 2006 versus 2005 was due to the increase in revenues from the robotic system sales with higher gross margins and the reduction of non-cash charges compared to 2005, which included an option grant in 2005 to a former chairman.

Interest Expense

Interest expense was $318,327 and $361,071 for the three months ended September 30, 2006 and 2005, respectively. This primary component consisted of the valuation of warrants issued in connection with 2006 convertible debt associated with the Company’s private placement offering as compared to the valuation of similarly issued warrants in 2005. Because we raised less money in the third quarter of 2006 as compared to the same quarter of 2005, the actual non-cash interest charge was lower in 2006.  For further information on this charge, see the discussion under “Interest Expense” for the comparison of the nine months ended September 30, 2006 and 2005.

Preferred Stock Dividends

Preferred stock dividends were $39,312 for the three months ended September 30, 2006 and $92,125 for the three months ended September 30, 2005. These dividends reflect Company obligations to preferred stockholders that have not been paid and decreased from 2005 because a significant number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $968,684 for the three months ended September 30, 2006, compared to a net loss of $1,987,631 for the three months ended September 30, 2005. Net loss per common share was $0.02 for the three months ended September 30, 2006 and $0.04 for the three months ended June 30, 2005.  The primary cause of the decrease in net loss applicable to common stock was the sale of two robotic systems with higher gross margins and a reduction of non-cash accounting charges discussed above.

For the Nine Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

The Company’s net loss decreased to approximately $4,903,000 during the nine months ended September 30, 2006 when compared to the year earlier period.  The primary cause of this decrease is higher revenues and gross profits, offset by higher interest charges the Company incurred as part of its financing activities.

Revenues

Revenues were $2,075,324 for the nine months ended September 30, 2006 as compared to $210,107 for the nine months ended September 30, 2005.  The increase resulted from the sale of three of the Company’s robotic system to overseas customers. The Company also had spare part sales of $83,414 and $72,115 during the nine months ended September 30, 2006 and 2005, respectively. The Company had royalty revenues of $14,316 and $13,020 for the nine months ended September 30, 2006 and 2005 respectively. Royalties and spare parts sales are a result of orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

Cost of Revenues

Cost of revenues was $1,408,834 for the nine months ended September 30, 2006, as compared to $68,270 for the nine months ended September 30, 2005. Gross profits increased during the nine months of 2006 compared to 2005 due to the higher sales volume.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 were $3,785,691 compared to $3,987,498 for the nine months ended September 30, 2005. This decrease results from a non-cash 2005 charge resulting from an option award to a former chairman. No comparable charge occurred in 2006.

Loss From Operations

Loss from operations for the nine months ended September 30, 2006 was $3,119,201 compared to $3,845,661 loss for the nine months ended September 30, 2005.  The decrease in loss from operations in 2006 versus 2005 is due to the Company’s higher sale volume and related gross profit and a reduction in non-cash compensation expense associated with a 2005 option grant to a former chairman.

Interest Expense

Interest expense was $1,673,142 and $1,051,946 for the nine months ended September 30, 2006 and 2005, respectively. This increase was attributable to the valuation of warrants issued in connection with 2006 convertible debt associated with the Company’s private placement offering as compared to the valuation of similarly issued warrants in 2005. The accounting treatment of the warrants, when combined with the convertibility feature of the debt, effectively reduces the cost to acquire a share of stock. This reduction, when compared to the conversion price (market value as prescribed by the Company’s Board) results in a “beneficial conversion feature,” which means that a purchaser of the convertible debt could convert immediately and effectively make a profit. Accounting guidelines dictate that the beneficial conversion feature be appropriately accounted for and that has resulted in an interest expense charge of $351,000. Additionally, the establishment of new payment terms of loans to two former officers and stockholders required a loan forbearance cost of $371,000 plus the issuance of additional warrants to purchase common stock at $1.00. These warrants have a “value” for accounting purposes of $390,000 which will be expensed as interest ratably over the remaining period of the loans. The expense in the nine months ended September 30, 2006 of the warrants related to the establishment of the new payment terms was $254,000.

Preferred Stock Dividends

Preferred stock dividends were $159,390 for the nine months ended September 30, 2006 and $276,375 for the nine months ended September 30, 2005. These dividends reflect Company obligations to preferred stockholders that have not been paid and decreased from 2005 because a significant number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $4,902,496 for the nine months ended September 30, 2006, compared to a net loss of $5,162,066 for the nine months ended September 30, 2005.  Net loss per common share was $0.09 for the nine months ended September 30, 2006 and $0.11 for the nine months ended September 30, 2005.  The primary cause of the decrease in net loss applicable to common stock is the increased revenues and gross profits discussed above.

Liquidity and Capital Resources

Net cash used in operating activities was $1,343,470 for the nine months ended September 30, 2006, compared to $4,686,676 for the nine months ended September 30, 2005. This decrease relates to a reduction in inventories due to the sale of robotic systems, and an increase in accounts payable and accrued expenses during 2006 compared to 2005.

The Company’s net cash used in investing activities was $1,085,933 for the nine months ended September 30, 2006 compared to net cash used by investing activities of $61,641 for the nine months ended September 30, 2005. The change in cash is due to a building of two robotic systems for the Company’s use in coating removal services. Additionally, in 2006 the Company constructed a tactical water filtration system which will be used for demonstration purposes.

The Company’s net cash provided by financing activities was $2,263,317 for the nine months ended September 30, 2006 compared to $5,084,000 for the nine months ended September 30, 2005. The decrease is a result of the Company’s reduction and ultimate termination of its convertible note program initiated in November 2004 and limited additional borrowings.

The Company has been seeking to finalize a financing with a limited number of institutional investors which, if closed, will provide $5 million in net proceeds from debt financing which will alleviate our liquidity pressure. Three investors have agreed to lend us $3.75 million. They have further agreed that as they seek additional institutional investors, the Company may also seek accredited investors to provide the balance of $1.25 million either through subscriptions for the same debt financing or an equity financing at a discount to fair market value. To date, two investors identified by the Company have subscribed to this offering for a total of $300,000 additional capital towards the $5.0 million. The commitment of the three institutional investors extends to December 29, 2006 to allow all parties the opportunity to raise the additional money. While we are hopeful we can close this transaction in the next week, we can not assure you we will be successful.

As of December 7, 2006, the Company had $95,016 and lacks financial resources to meet its September 30, 2006 working capital deficit of $6,041,997 and future operating costs. This lack of necessary working capital is adversely impacting the Company’s ability to do business, particularly in terms of timely payment of vendors, 16 weeks of accrued management salaries and expenses. Dennis McGuire, President & CEO has provided a short-term loan and expects to continue to do so as needed to help maintain the Company’s operations.

Our continued operations depend on Oshkosh/Pierce ability to make sales of its TWFT, BAE Systems continuing to provide ships at its shipyards for the company to perform its services, as well as our Singapore customer to execute on its agreement to purchase our robotic systems. Additionally, we have engaged marketing and investment consultants to find a strategic investor or buyer for one or more of our technologies, and/or other outside sources of funding. Although our Oshkosh/Pierce TWFT product has a longer sales cycle than the Company’s other products, the eventual payoff is expected to benefit the Company by the TWFT joining many other proven products now being marketed and distributed by Oshkosh/Pierce and provide a reliable stream of growing revenues to the Company. We expect this to begin in the last half of 2007. We expect to increase revenue from BAE Systems once we obtain the necessary capital to produce additional robots.

The Company’s short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and to pay other operating expenses. The private placement of $5.0 million is expected to allow the Company to bring working capital including vendors and payrolls to a current position and produce at least an additional $1.8 million of income producing assets as well as fund operations for six months and bring the Company to a positive cash flow position.

Related Party Transactions

The Company received a short term loan from officers during the quarter for $134,000.  Also during the quarter, the Company repaid $278,500 of short term loans from various officers, which included prior loans made to meet our working capital needs.  As of the date of this Report, all of these loans have been repaid.

Subsequent to the end of the quarter, one officer advanced the Company $5,000 and the Company repaid a total of $60,500 of short term loans to various officers.

Additionally, as of September 30, 2006, management participating in the Management Compensation Adjustment Plan have accrued $308,000 of salaries and commissions pending an improved working capital situation.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, our ability to complete the proposed financing and our ability to sell or license our technology(ies).Additionally, words such as “seek,” “intend,” “believe,” “plan,” “estimate,” “expect,” “anticipate” and other similar expressions identify forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this Report. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to negotiate a fair price for one or more of our technologies, our ability to resolve contractual issues and the condition of the public equity markets including our common stock price. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2005. We do not intend to update the results of these forward-looking statements.

Item 3.

Controls and Procedures.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the period from August 24, 2006 until September 28, 2006, the Company sold $500,000 of units consisting of 8% unsecured promissory notes and shares of the Company’s common stock. For each dollar invested, the investors received one share of common stock.

On August 10 and 11, 2006, the Company issued, under its 2006 Equity Compensation Plan, 230,958 shares of restricted stock to its non-employee directors upon election to the Company’s board of directors and appointment to various board committees. The shares vest and become in equal increments on the first, second and third anniversary of the issuance of the shares.

On August 8, 2006, the Company sold $25,000 of its one year 12% convertible promissory notes. The notes may be converted into shares of the Company’s common stock at $0.56 per share. On July 28, 2006, the Company issued, under its 2003 Stock Option Plan for Outside Directors and Advisory Board Members, options to purchase 100,000 shares of the Company’s stock exercisable at $0.53 per share to a director upon his initial appointment to the Company’s board of directors.  The options vest and become exercisable in equal increments on July 7, 2006, 2007 and 2008. The options expire on July 28, 2016.

The Company issued the securities described above pursuant to Sections 4(2) and 4(6) and Rule 506 under the Securities Act of 1933 and in reliance on similar exemptions under applicable state securities laws.

Item 3.

Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2006.

Item 4.

Submission of Matters to a Vote of Security Holders.

(a)

Our annual meeting of stockholders was initially held on August 10, 2006. The meeting was adjourned and reconvened on September 8, 2006 for the purpose of considering the proposal to reincorporate in Delaware.

(b)

The following is a list of all nominees for director of the Company who were elected at the annual meeting and whose term of office continued after the annual meeting:

George R. Sterner
Joe M. Allbaugh
Michael R. Donn, Sr.
Barry I. Hechtman
Stephen R. Johnson
J. Francis Lavelle
James C. Rushing III
Charles Vinick

(c)

The results of the vote of the stockholders taken at the annual meeting by ballot and proxy as solicited by us on behalf of the board of directors were as follows:

(i)

The results of the vote taken at the annual meeting for the election of the nominees for our board of directors were as follows:

Nominee	For	Withheld
George R. Sterner	38,378,285	1,114,425
Joe M. Allbaugh	38,396,785	1,095,925
Michael R. Donn, Sr.	38,463,656	1,029,054
Barry I. Hechtman	37,178,134	2,314,576
Stephen R. Johnson	38,489,806	1,002,904
J. Francis Lavelle
James C. Rushing III	38,833,425	659,285
Charles Vinick

Messrs. Lavelle and Vinick were not on the ballot and were elected under “Other Business.”

(ii)

Votes were taken on the following additional proposals, the results of which are tabulated in the table below:

Proposal	For	Against	Abstain	Broker Non-Votes
To amend the Company’s articles of incorporation to increase the authorized common stock from 100,000,000 to 150,000,000	34,391,308	3,152,683	1,948,719	0
To amend the Company’s articles of incorporation to create a class of 5,000,000 shares of preferred stock, $0.01 par value containing such rights, preferences and limitations as may be determined from time to time by further resolution of the board of directors.	25,690,704	1,937,327	2,876,569	8,988,110
To approve an amendment of the Company’s articles of incorporation changing the name to Ecosphere Technologies, Inc.	38,287,647	920,162	284,901	0
To approve the merger of the Company with and into its wholly-owned Delaware subsidiary, for the sole purpose of changing the Company’s state of incorporation.	28,125,964	2,206,362	172,274	8,988,110
To approve the 2006 Equity Incentive Plan.	26,092,553	3,236,812	1,175,235	8,988,110
To approve and ratify the appointment of Tedder, James, Worden & Associates, P.A. as the Company’s independent registered public accounting firm for 2006.	38,940,887	214,650	337,173	0

Item 5.

Other Information.

None.

Item 6.

Exhibits.

Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation
3.2	Bylaws
10.1	Management Compensation Adjustment Plan(1)
10.2	CMU License Agreement(1)
10.3	2006 Equity Incentive Plan
10.4	Summary of Employment Agreement for Joe M. Allbaugh
10.5	Restricted Stock Agreement
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Executive Officer (Section 906)

———————

(1)

Contained in the Quarterly Report on Form 10-QSB filed on August 10, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.
December 8, 2006	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer
December 8, 2006	/s/ JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer