Form 10KSB
period 2006-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2007-04-02
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

✓ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————

ECOSPHERE TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

———————

Delaware	000-25663	65-0841549
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida 34997

(Address of Principal Executive Office) (Zip Code)

(772) 287-4846

(Registrant’s telephone number, including area code)

UltraStrip Systems, Inc.

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

———————

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State issuer’s revenue for its most recent fiscal year. $2,414,155

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $19,298,397

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
56,689,022 shares of common stock outstanding as of March 29, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (Check one):		Yes	✓	No

INDEX

PART I

Item 1. Description of Business.

1

Item 2. Description of Property.

11

Item 3. Legal Proceedings.

11

Item 4. Submission of Matters to a Vote of Security Holders.

11

PART II

Item 5. Market for Common Equity and Related Shareholder Matters.

12

Item 6. Managements’ Discussion and Analysis or Plan of Operation.

13

Item 7. Financial Statements.

27

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

27

Item 8A. Controls and Procedures.

27

Item 8B. Other Information.

28

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

29

Item 10. Executive Compensation.

32

Item 11. Security Ownership of Certain Beneficial Owners and Management and

Related Shareholder Matters.

38

Item 12. Certain Relationships and Related Transactions, and Director Independence.

40

Item 13. Exhibits.

43

Item 14. Principal Accounting Fees and Services.

44

SIGNATURES

45

i

PART I

Item 1.

Description of Business.

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. Ecosphere’s mission is to become a globally branded company known for developing and introducing innovative clean technologies to the world marketplace. We envision a world in which business, industry, government and environmental groups collaborate effectively to harness clean energy and clean technology to protect and conserve our vital natural resources for current and future generations. As part of this vision, we identify, patent, develop and license environmentally responsible technologies with the potential for practical, economical and sustainable applications across industries throughout the world.

We presently have an intellectual property portfolio of registered and pending patents, trade secrets, trademarks, and copyrights for technologies that address pressing global environmental and humanitarian issues. To date, our technologies have been invented and developed internally by us. However, we are now developing the ability to acquire and/or partner with companies and inventors to enhance our capacity to develop clean technologies and expand our portfolio of intellectual property.

As we invent or acquire technology for new markets, we create divisions or subsidiaries to focus on our further development and commercialization. To date, Ecosphere has created three wholly-owned subsidiaries for its initial technologies. Each subsidiary has patented or patent pending technology. The three subsidiaries are:

•

Ecosphere Systems, Inc., which produces mobile filtration systems that are affixed to shipping containers or integrated into rugged off road vehicles through an agreement with Pierce Manufacturing Inc. to respond to natural or manmade disasters, industrial, and military applications. The filtration technology is the first and only high volume system to be verified by the EPA through its Environmental Verification Program for a terrorist attack or natural disaster;

•

UltraStrip Envirobotic Solutions, Inc., another subsidiary, has created a line of patented robotic vehicles or E-ROV’s that remove paint and other coatings from ships using ultra high pressure water, reducing the discharge of contaminated residue or grit into the air and ocean; and

•

Our newest subsidiary, Ecosphere Energy Solutions, Inc., invented the Ecos Lifelink, a micro utility capable of providing clean water, power, Internet and telecommunication services to remote areas of the world, using solar and wind energy and not depending on oil, gas or other fossil fuels. Additionally, Ecosphere Energy Solutions is developing what we call our Ecos Com Cube, which is similar to the Ecos Lifelink, but will not have a water filtration system. Instead it is being designed to provide the “last mile” link to traditional cellular telephone systems. Our goal is to deliver cellular telephone, VOIP and Internet services to remote, “off-grid” areas of developing countries.

As a small company, we believe we can provide solutions to these important global problems by joining with much larger companies that have substantially greater marketing and financial resources. Our business model focuses on a number of steps:

•

First we create a clean technology solution for pressing environmental and humanitarian problems;

•

Next we apply for a United States patent on the product;

•

While the patent is pending, we may develop a working prototype;

•

At the same time, we seek out and secure world-class companies to manufacture and market our products or provide other services which validate the product; and

•

The final step is to sell or license our technologies to world-class companies with the financial, marketing and other recourses necessary to quickly roll out the product.

Thus, in our water filtration business, in late December 2005, we entered into an exclusive five-year Joint Marketing and Supply Agreement with Pierce Manufacturing Inc. Pierce is a leading North American manufacturer of fire trucks and homeland security vehicles and is a wholly-owned subsidiary of Oshkosh Truck Corporation, a leading defense contractor.

In our coating removal business, in February 2006 we signed an exclusive five-year Agreement with United States subsidiaries of BAE Systems plc. BAE Systems’ website says that it is the largest European defense contractor and a top 10 United States defense contractor. Under the Agreement, we are the exclusive provider of robotic coating removal services in BAE’s shipyards in San Francisco and San Diego, California, and we can expand those services elsewhere with them.

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

•

Military, commercial and industrial applications; and

•

Remote areas in third world countries off the power grid.

For approximately six weeks beginning in September 2005, our water filtration system provided clean water to Waveland, Mississippi, a Gulf Coast town devastated by Hurricane Katrina, and to surrounding communities. See the discussion of Waveland at page 4 of this Report. Our experience in operating our system in a real-time environment providing disaster relief has been invaluable. We have redesigned our water filtration system to better serve areas devastated by natural disasters and terrorist events. During 2006, we manufactured a redesigned water filtration system (approximately one-half the size of our EPA-verified system) which has been installed in a Tactical Water Filtration Truck manufactured by Pierce Manufacturing. This Tactical Water Filtration Truck was delivered to us in early August 2006 and is currently being used as a demonstration model by Pierce Manufacturing.

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

Our mobile water filtration system will allow the community water systems to comply with this requirement of the Bioterrorism Act. Our original system, which is placed in a 40 foot container, can provide enough clean water to meet the minimum daily water needs of approximately 10,000 people.

Our redesigned system for the Tactical Water Filtration Truck can provide enough clean water to meet the minimum daily needs of approximately 20,000 people.

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

In 2004, our original 40 foot filtration system became the first and only high volume system to be verified by the EPA program for a terrorist attack or natural disaster, and to this day we believe it remains the only wastewater purification system to be verified by the EPA.

Our Solution

Our water filtration system, which was originally designed to filter the water used by our robotic water-jetting system, is capable of producing up to 36,000 gallons of drinking water per unit per day. The system verified by the EPA was housed in a 40 foot container, while our next generation has been modified since deployment of the original to Waveland, Mississippi to be more mobile through integration into a military type truck vehicle we call the Tactical Water Filtration Truck. Some new models will also include living facilities for operators responding to future disasters since there may not be any accommodations.

An important part of our solution is the Agreement we signed with Pierce Manufacturing on December 5, 2005. Pierce manufactures the Tactical Water Filtration Truck which contains our water filtration system and is marketing the completed systems to federal, state and local governments and United States and foreign military customers. For more information describing this Agreement, see the discussion below.

Our system is a portable, self-contained automated water filtration system that removes contaminants and impurities from water including chemical and biological agents to produce clean drinking water from any natural source. The system weighs approximately 20,000 pounds and is enclosed in a 20 foot certified steel container as a standalone unit or integrated into a military style truck for transport and deployment to disaster or war zone sites. The initial model manufactured by Pierce integrates our water filtration system into a military-type vehicle we call the Tactical Water Filtration Truck and Pierce calls it their Mobile Water Purification System. The filtration unit uses an eight stage filtration system including a 100 micron filter, ozone generation, sand, carbon, cartridge, ultra violet, ultra filtration and reverse osmosis filtration. The system also incorporates an on-board generator so that it is not dependent upon outside sources of power to operate. The generator holds 100 gallons of fuel and will operate for 26 hours without refueling. Virtually no set up is required. Once the system is delivered to a site all that is required is for the input hose to be connected to a source of water and for the generator to be started. It then takes approximately 15 minutes for the system to begin delivering clean drinking water. Further, the system requires only one person to operate. The system is also flexible enough to adapt to the changing requirements of the incoming water being processed.

Our Strategy

We believe that the growing global need for clean water and air, developing disaster preparedness and response plans, and military applications will provide us with opportunities to grow this aspect of our business. Our strategy is to target areas of immediate need for clean water such as disaster relief efforts, and then leverage the demonstrated success of our mobile water filtration system in providing immediate relief into creating opportunities in our target markets.

The Bioterrorism Act presents a unique opportunity for us since it requires the 8,552 community water systems, each of which serves more than 3,300 people, to develop a plan to remediate the impact of a terrorist event on, among other things, their water systems. The devastation that Hurricane Katrina caused included destruction and impairment of local water systems and demonstrated that local governments had inadequate disaster response plans and did not properly implement the plans they had. One of the keys to penetrating this market is to locate funds that local water systems can use to comply with the Bioterrorism Act. We are hopeful that as the result of Hurricane Katrina, Congress will enact legislation to provide this funding. We cannot assure you that the funding will be appropriated, that the Bioterrorism Act will be enforced or that local water systems or other government agencies will order our disaster recovery unit.

A very important milestone was reached on December 5, 2005 when we entered into a Joint Marketing and Supply Agreement with Pierce Manufacturing, a subsidiary of the Oshkosh Truck Corporation. Oshkosh is a leading United States defense contractor. We are hopeful that through the Pierce Agreement and the services of the President of Ecosphere Systems, Mr. Joe M. Allbaugh, we can be successful in selling water filtration systems to the Department of Homeland Security, municipalities and United States and foreign military customers as they prepare to respond to future man-made or natural disasters. Pierce is a leading North American manufacturer of custom fire trucks and homeland security vehicles which enable police, fire and emergency management personnel to respond effectively to terrorism and natural disasters and to mitigate their effects. Annually, Pierce builds between 1,600-

1,800 specialized emergency vehicles. With our exclusive Agreement with Pierce, it will manufacture and market Ecosphere’s Tactical Water Filtration Truck, although we cannot assure you that we will derive any material revenues from it.

Pierce is marketing the Tactical Water Filtration Truck to the Department of Homeland Security, state and local governments and United States and foreign militaries. Additionally, Oshkosh is marketing our water filtration system to the United States and foreign militaries as a product that can be loaded onto Oshkosh’s HEMTT, a military truck built for challenging military missions. In March 2007, we and Pierce demonstrated the Tactical Water Filtration Truck to officials of United States Federal Emergency Management Agency, which is part of the Department of Homeland Security.

Mr. Joe M. Allbaugh was Director of the Federal Emergency Management Agency or FEMA from 2001 to 2003. Mr. Allbaugh served as Chairman of Bush-Cheney 2000 and was Chief of Staff to President George W. Bush when he was Governor of Texas. His consulting company’s clients include some of the largest government contractors which serve governments in the United States and overseas. His consulting company has provided consulting services to us since July 1, 2005 and was responsible for introducing us to and helping finalize the Agreement with Pierce. Mr. Allbaugh became a director of Ecosphere in October 2005 and President of Ecosphere Systems in September 2006. For further information, see the discussion under Item 10, “Executive Compensation,” and Item 12, “Certain Relationships and Related Transactions, and Director Independence” sections of this Report.

In order to take full advantage of the opportunities presented by our mobile water filtration system, in April 2005 we formed Ecosphere Systems, a wholly-owned subsidiary, whose sole focus is commercializing the mobile water filtration system. We are just beginning to commercialize the mobile water filtration system.

We also intend to develop relationships with complementary service providers in the logistics industries as well as military and humanitarian organizations worldwide in order to achieve our goals.

We have outsourced the manufacturing of the water filtration vehicle and through our Joint Marketing and Supply Agreement with Pierce Manufacturing, provided Pierce with primary marketing responsibility of the mobile water filtration vehicles based upon Pierce’s ability to secure significant sales in the military, homeland security and municipality sectors. Pierce markets our Tactical Water Filtration Truck through its large network of dealers to governments and other potential users in exchange for fees. Ecosphere Systems has a verbal agreement with another company to manufacture the water filtration systems. Additionally, Ecosphere Systems retains the engineering drawings and there are several other companies with which we have a business relationship which are available to manufacture the water filtration systems. By creating a motorized version, we have enhanced the mobility of our water filtration system and its ability to quickly respond to natural disasters, terrorist events, and military applications.

The Hurricane Katrina Opportunity

After Hurricane Katrina struck the Gulf Coast, the Shaw Group, one of the prime government contractors responsible for assisting in disaster relief in Louisiana, asked us to deliver our water filtration unit to Baton Rouge, Louisiana. We did and it remained awaiting a location assignment for 10 days. We received a payment of $125,000 for this effort from the Shaw Group.

On Friday evening, September 9, 2005, NBC’s Dateline featured the unfortunate plight of Waveland, Mississippi, a small town on the Gulf Coast. The story quoted the Mayor as saying the town needed water for bathing and cleaning. Our management flew to Mississippi on Saturday, met with the Mayor and delivered the mobile water filtration system to Waveland on Sunday. Shortly thereafter, we began purifying contaminated water, and supplying it to the first responders, relief workers and local residents who had not been evacuated. Portable showers fabricated by Ecosphere personnel in Waveland permitted people to bathe. Volunteer relief workers used a tanker truck to deliver clean water from our filtration system to residents outside of Waveland. Our water filtration system operated in Waveland for six weeks until the local water system began operating. Waveland received $234,000 from the Mississippi Emergency Management Agency and paid that sum to us.

Waveland has also served another important function. In using our water filtration system on a real-time basis, we have learned important lessons. We believe these lessons will be valuable in improving our ability to provide disaster and terrorist act relief. As a result, we designed our new disaster filtration unit, which we call the Tactical Water Filtration Truck, and it is one-half the size of the original unit. This unit is based upon a military or industrial truck chassis provided by Pierce Manufacturing. We have designed another version of the disaster filtration unit which contains living quarters. Our current plans are to primarily market the Tactical Water Filtration Truck, but also have the version with living quarters available to market to customers. Either way, Waveland, Mississippi serves as a demonstration project for us and Ecosphere Systems. We are hopeful that it will cause water systems and other entities such as hospitals to carefully examine their emergency water needs in the event of future natural disasters and terrorist events. In that regard, Ecosphere Systems, to which we have transferred our mobile water filtration technology, provides a solution to their remediation plans.

Our Markets

We intend to pursue opportunities in the following markets:

Disaster Recovery

The tragedy caused by Hurricane Katrina leaves no doubt about the benefits of a mobile water filtration system. The portability of our water filtration system makes it ideally suited for use in disaster recovery efforts. By creating a motorized version, we will enhance our ability to respond quickly and provide relief. We intend to pursue with Pierce opportunities with the federal government and others to purchase our systems for rapid deployment to areas requiring immediate access to drinking water following a natural disaster.

Homeland Security

A reliable source of clean drinking water is vital to surviving a terrorist attack on our nation’s water supply. The Bioterrorism Act requires the nation’s community water systems operators to conduct vulnerability assessments certified by the EPA, and to prepare and adopt emergency response plans that would be executed in the event of a terrorist attack. One component of the emergency response plan requires the community water system to identify alternative water sources. The mobile water filtration system is such an alternative water source. The modified mobile water filtration system we produce will provide enough clean water to meet the minimum drinking water needs of over 20,000 people. We intend to market the mobile water filtration system to the Department of Homeland Security, local governments, community water systems, hospitals and other entities throughout the country for use as an alternative water source in the event of a widespread terrorist event.

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

Developing Countries

Far too many people throughout the world suffer because of the lack of access to clean water. According to a 2005 report titled “Water for Life,” the World Health Organization estimates that lack of drinking water and sanitation kills about 4,500 children a day and causes sickness and abject poverty. We are seeking to enter into agreements with large contractors as well as humanitarian and other organizations in order to use the mobile water filtration system to bring clean water to people in need throughout the developing world. Additionally, as described later in this “Description of Business” section, we have just created our Ecos Lifelink, which is a micro utility, that can provide clean water to remote areas of the world.

In early 2006, we entered into agreements with a Turkish company appointing it our exclusive dealer in Turkey and Cyprus for a five-year period, subject to a five-year extension if it meets certain sales quotas. We have not received any sales from this dealer.

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

Our Agreement with WaterEye

In early 2006, we entered into a Memorandum of Understanding, a non-binding agreement, with WaterEye Corporation. WaterEye has developed a patented Internet-based system of remote monitoring of the condition of water used by municipal water facilities, refineries, power plants and manufacturing plants. We expect that WaterEye will provide our customers a useful tool in monitoring the water quality of the water filtered by our Tactical Water Filtration Truck on a real-time basis.

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

Above ground storage tanks, which are used to store petroleum products, are also coated to prevent corrosion of the metal structure, and typically need to be re-coated approximately every five to 10 years. This process also requires the existing coatings to be prepared or removed. The American Petroleum Institute estimates that there are over 700,000 tanks owned by petroleum companies in the United States alone.

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

Our Solution

We have developed an alternative method of removing coatings using a patented ultra-high pressure robotic water-jetting system we now call the E-ROV that produces what we believe is superior to surface preparation and produces minimal waste. The underwater remote operating vehicle industry is well known, but we are the first company to adapt aspects of this technology above the surface of the ocean, as an environmentally-friendly system to remove coatings. The E-ROV attaches to the surface of a ship in dry dock using a patented air gap magnetic array and is controlled and monitored via a remote operator. Coatings are removed using an ultra-high pressure pump, which provides water to the robot at working pressures up to 50,000 pounds per square inch. As the coating is being removed, a vacuum system captures the removed coating and water. The waste, consisting solely of the removed coating, is then captured and deposited into sealed drums for environmentally safe disposal, while the remaining water can be released to standard water treatment facilities without violating any environmental laws.

Benefits of Our E-ROV System

Our remote operated water-jetting coating removal system provides a number of benefits over traditional grit blasting methods of coating removal, including:

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

•

Creation of hazardous waste in the air and the water is substantially reduced, lowering disposal cost and reducing harm to the environment; and

•

Fewer workers are needed to complete the coating removal process, reducing labor cost.

We now have two E-ROV models available. We have continued to invest in research and development by our engineering staff, most recently creating an E-ROV which is “air-powered” versus the original system which uses electric motors for maneuverability. The improvements incorporated in this new design will extend our competitive advantage by enhancing our unit’s “affordability” to the final investment by customers or licensees. We will continue to market both systems in order to meet the needs of customers and use both systems, where appropriate, when we provide direct coating removal services.

Our Strategy

In the marine industry, our strategy is to develop alliances with major shipyards to promote the use of our E-ROVs and to target commercial shipping, the military and cruise lines. Our mission is to find a global strategic partner to license our technology and convert the world’s largest commercial and military shipyards from using manual grit blasting to remove coatings from vessels to our robotic ultra-high pressure water removal systems.

In the above ground storage tank industry, we have identified approximately 150,000 above ground storage tanks in the United States with a surface area of 20,000 square feet or more. Approximately 75% of these tanks house petroleum products and are owned by the major petroleum companies.

We have not extensively marketed our system to this industry because of the need to concentrate on the shipping industry. We have recently retained consultants to explore licensing our technology to the petroleum industry as well as the marine industry and/or the contractors servicing these industries.

Our Customers

BAE

Our Agreement with BAE represents an important milestone. Its San Francisco and San Diego shipyards provide coating removal services to numerous commercial and military vessels. We have deployed E-ROVS to the BAE shipyard in San Francisco and will continue to do so to service their customers as business warrants. Because E-ROV sales generate more cash flow, that remains our current operations priority. We believe that as our systems are in place, we can provide coating removal services to all of the ships in the BAE Systems shipyards that require such services. Our Agreement with BAE also envisions us working together elsewhere. We have agreed not to offer our coating removal services on the West Coast of the United States except through BAE. Additionally, we have discussed with BAE offering our coating removal services in Hawaii and the Gulf Coast and East Coast of the United States. BAE owns shipyards in Hawaii and Norfolk, Virginia, which are covered by this understanding.

Singapore

In 2006, we entered into a distribution agreement with a Singapore-based company. They initiated the relationship by purchasing two E-ROVs from us in April 2006.  In late March 2007, we received a purchase order from this company for two additional E-ROVs which have been delivered from our existing inventory. We are continuing our discussions with this distributor concerning another purchase order for two E-ROVs. Subject to reaching an agreement on pricing and delivery date, we expect to receive another purchase order for two more E-ROVs in the next 30 days.

Other Business Opportunities

Carnival Cruise Lines has advised us that all coating removal services on its fleet of cruise ships is to be performed using our systems equipment whenever possible. This means that if we have a robotic system available when a Carnival Cruise Lines’ ship needs to have its coating removed, Carnival Cruise Lines will use our system. Early in our history, we provided coating removal services to Carnival Cruise Lines. We initiated sales and licensing of our robotic vehicles to The Shaw Group in 2003. The Shaw Group provided coating removal services to Carnival Cruise Lines through 2006.

In 2004, we formed a joint venture with five Japanese companies to seek to penetrate the Japanese coating removal market. We delivered our E-ROV to the joint venture in August 2005. Ultimately, we sold the E-ROV to a separate Japanese company which includes some of our former joint venture partners. The joint venture did not generate any revenues from coating removal services in contrast to the sale of the E-ROV. We expect additional sales in 2007 to this customer.

In July 2005, we entered into a five-year Agreement with Tecor-Tecnologia Anticorrosao, S.A. Under the agreement we will provide robotic water-jetting coating removal services for Tecor at the Lisnave Estaleiros Navais S.A. ship-repair yard in Mitrena, Setubal, Portugal. The Lisnave ship-repair yard is one of the largest repair facilities in the world. Tecor and Lisnave are under common control, and Tecor serves as the prime contractor for Lisnave. Pursuant to the Agreement, we will initially provide two E-ROVs as well as the supervision to operate the systems. In order to generate revenue from this agreement, Lisnave, Tecor and we have agreed to solicit ship owners to use our E-ROVs instead of traditional coating removal techniques. Because we recently changed our business model and do not intend to provide contracting services outside of the United States, we expect that we will seek to locate a Portuguese partner who will after an initial break-in period purchase the E-ROVs from us and provide the coating removal services to Tecor.

Early in 2007, we leased robotic equipment including E-ROVs for $210,000 from Shaw Robotics and agreed to purchase the equipment from Shaw Robotics in January 2008. At that time, we will pay Shaw Robotics $350,000 and the balance of $1,050,000 over 270 days. We are refurbishing some of the E-ROVs and intend to deploy them to Tecor.

Our Competitors

Coatings removal within the ship maintenance and repair market and the above ground storage tank maintenance market is highly competitive. Significant competitive factors include the price of coatings removal equipment compared to contract services or other service arrangements, the cost-effectiveness of existing coatings removal methods, equipment performance, customer support, financial viability of the vendor and environmental/regulatory compliance. Additionally, since our robotic water-jetting system is an innovative and, we believe, superior method of coating removal, we must deal with the reluctance to change business methods common to most large businesses, including our potential water-jetting customers.

Our robotic water-jetting system faces competition from traditional grit blasting companies and from established companies that have developed water-jet based coating removal services which are different from our technology. Companies that manufacture and market competing technologies include: Flow International Corporation; Hammelmann Corp.; Jet Edge, a division of TC/America Monorail, Inc.; and NLB Corporation. These companies are larger and appear to have more financial strength; however, the focus of their business is the manufacture of ultra high pressure pumps.

Automotive and Aircraft De-Painting

Outside of the marine industry, we believe that our robotic water-jetting technology has application to removing paint from large commercial and military aircraft and automobiles. Accordingly, in March 2006, we executed a Memorandum of Understanding with a leading independent research and development company which provides contract research and development services to industrial and government clients. The Memorandum envisions them providing research and development services for us in a number of cooperative efforts, including development and marketing of specific projects to be funded by third-party clients. While other de-painting systems exist for aircraft, they use a plastic medium which not only places the persons operating the systems in a hazardous environment breathing particles of paint and plastic but also requires an environmentally safe disposal process. Our patents cover the use of robotic ultra-high pressure water-jetting to remove the paint. Of the various United States patents we have been awarded, we have three patents which have specific application to paint removal from automobiles and aircraft including two which provide for a three-dimensional laser scanning technology process.

At this time, our plans for this venture are in an early stage. We intend in 2007 to pay the research and development company on a contract research basis to develop a robotic de-paint system using 3D scanning and high pressure water. Once that prototype is developed which we expect will take approximately six to 12 months, we intend to partner with a large company to use our technology to manufacture the equipment and use the equipment on various automobiles, rolling stock, and aircraft. Potential customers include the military and large automobile, truck, and aircraft manufacturers.

The Infrastructure Needs of Remote Areas of Third World Countries

The world’s environment is rapidly moving out of balance with respect to its ability to support its exploding population. According to the United Nations, Department of International Economic and Social Affairs, most projections have world population increasing to 8.5 billion by 2020, with most of the growth coming from the developing countries. According to a 2004 article by Susanne Hesselbarth entitled “Donor Practices and the Development of Bilateral Donors’ Infrastructure,” more than 1 billion people lack access to roads, 1.2 billion do not have safe drinking water, 2.3 billion have no reliable sources of energy, 2.4 billion lack sanitation facilities and 4 billion are without modern communication services. In the absence of accessible, affordable infrastructure, poor people pay heavily in time, money and health. In 2005, both the International Monetary Fund and the World Bank estimated annual investment needs for infrastructure (including rehabilitation and maintenance) at 5.5% of gross domestic product in developing countries and 9% in the least developed countries. Current spending falls far short, averaging 3.5% of gross domestic product in developing countries. In sub-Saharan Africa, for example, annual infrastructure needs are $17-22 billion, while the annual spending (domestic and foreign, public and private) is about $10 billion. The region’s infrastructure financing gap is thus $7-12 billion per year, or 4.7% of gross domestic product.

According to the World Bank, many of the urgent needs of impoverished rural communities relate to the issue of access. The World Bank believes that access to clean water is a major issue, and one that tends to dictate the lives of many rural women who have to carry water from distant sources. As infrastructures have gradually branched out from the urban and periurban areas, from the towns to the fertile plains, the most disadvantaged people may continue to be by-passed. The poorest communities are often missing out not only on the infrastructures but also on all of the benefits that they can bring. Most countries have acknowledged this fact and begun investing in rural infrastructures, trying to reduce the so-called infrastructure gap. Unfortunately, according to the World Bank, the very remote areas tend to be the poorest, the worse served and the most affected. Based on a 1999 appraisal done by the World Bank in the East Asia and Pacific area through survey and focus group discussions, rural infrastructure is the number one priority of all communities, regardless of typologies, gender and ethnicity. Potable water supply ranks second, while irrigation systems, construction/rehabilitation and electricity follow suit. According to the World Bank, this general phenomenon is seen in almost every location where it has attempted community driven development: a very strong demand for roads, bridges, water supplies and other basic infrastructures.

Our Micro Utility

In late 2006, we announced the introduction of what we now call our Ecos Lifelink, which is a micro utility, contained in two attached 20 foot containers that house the water filtration system. Ecos Lifelink consists of a series of retracting solar panels which cover almost the entire top of the container and also extend outward from it to add additional panels. Ecos Lifelink will use the solar panels and can also use a wind-powered generator to produce the electrical current necessary to run our water filtration system. Additionally, a satellite dish is added on the top in order to provide connectivity for both voice and Internet communications. We have applied for a provisional patent for this product with the United States Patent and Trademark Office, which will give us one year to formally apply for a United States patent. We believe that this innovative clean technology product can provide clean water and inexpensive telecommunication services to those persons who are located in remote areas of third world countries off of the so-called “power grid.” Because of the remote location and poverty, these areas do not have readily available electricity, clean water or telephone service.

Additionally, we have created a related product we call our Ecos Com Cube. The Ecos Com Cube is similar to our Ecos Lifelink, but without our water filtration system. Using renewable energy generated by the solar panels and wind turbine, the Ecos Com Cube is designed to link satellite telecommunications systems to the Ecos Com Cube and provide cellular telephone, VOIP services and Internet connection services to residents of remote, “off-grid” areas of third world countries. Both our Ecos Lifelink and Ecos Com Cube products will provide the necessary communications features through an innovative satellite access solution provided by a third party. This solution will create a local network of cellular communications within a 25 mile radius.

Because we only recently invented the Ecos Lifelink and Ecos Com Cube, we are in the process of finalizing plans for both the Ecos Lifelink and Ecos Com Cube units. We plan to either build a prototype or join with another company to do so. Assuming we are able to sell these new systems, we expect that they will be operated by third parties. Our plan is either to generate revenues from sales of these units or sell or license the technology to a third party. Our director emeritus, Mr. Jean-Michel Cousteau, will assist us in recruiting foundations and governments to purchase the Ecos Lifelink from us and install them in areas which badly need its services.

Our Intellectual Property

Our intellectual property includes a portfolio of registered and pending patents, trademarks, copyrights and trade secrets. Our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Ecosphere holds an extensive patent portfolio of clean air and water technologies.

We also believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology. See “Risk Factors” at the end of Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

Our magnetic array technology, used to attach our robot to the surface of ships, was developed by Dennis McGuire. In conjunction with the National Robotics Engineering Consortium associated with Carnegie Mellon University which acted as a contractor for us, we developed an improvement to the magnetic array. We have been told by Carnegie Mellon University that some financial assistance for the development of the improved magnetic array used by the robotic coating removal system may have been provided through grants from the National Aeronautics and Space Administration or NASA. If it is finally determined that NASA funding was used in the development of the improved magnetic array, then NASA may be entitled to a royalty-free right to use only the improvement. This is important because we intend to pursue coating removal opportunities with the United States Navy and other military services. Without our knowledge, Carnegie Mellon obtained one United States patent and has applied for a second United States patent on the improvement to the magnetic array using our robotic coating removal technology. In 2006, we settled our dispute with Carnegie Mellon and received an exclusive royalty free, world-wide license to the existing patent and the technology covered by the patent application which provides Ecosphere with exclusive rights to the coatings removal marketplace and its “field of use.”

Carnegie Mellon failed to file patent applications for this patent and the pending patent application in foreign countries. This means that, unless our pending patent applications in those countries are granted, any company can use the improvement to compete with us.

Manufacturing

We have used third parties to manufacture the components for 10 E-ROVs we have sold and the two water filtration systems we currently own. We intend to continue using third parties to manufacture our systems in the future. As disclosed earlier in this Report, Ecosphere recently entered into an agreement with Pierce by which Pierce will integrate our water filtration systems into trucks manufactured by them.

Sales and Marketing

We rely on our officers and those of Ecosphere Systems and UltraStrip Envirobotic Solutions for our sales and marketing efforts. For this reason, we entered into the Joint Marketing and Supply Agreement with Pierce which will use its large network of dealers to market and sell the tactical water filtration trucks manufactured by Pierce. We also have a Consulting Agreement with the company headed by Mr. Joe M. Allbaugh, who is now the president of Ecosphere Systems. Similarly, Envirobotic Solutions is seeking to partner with and use third parties to assist in selling its coating removal services and sell the E-ROVs for use by third parties outside of the United States.

Employees

We have 17 full-time employees and one part-time employee including our three Ecosphere executive officers, one Ecosphere Systems’ officer, and two Envirobotic Solutions’ officers.

Item 2.

Description of Property.

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

Item 3.

Legal Proceedings.

Not Applicable

Item 4.

Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.

Market for Common Equity and Related Shareholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol ESPH. The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year	Quarter Ended	Bid Prices
		High	Low
2006	March 31, 2006(1)	$2.34	$0.24
	June 30, 2006	$1.10	$0.35
	September 30, 2006	$1.01	$0.37
	December 31, 2006	$0.65	$0.29

———————

(1)

Our common stock began trading on the Bulletin Board on January 25, 2006.

We have approximately 1,687 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. However, our senior convertible debentures preclude us from paying dividends.

Equity Compensation Plan Information

In 2003, our shareholders approved the 2003 Stock Option Plan for Outside Directors and Advisory Board Members providing for options to purchase up to 4,500,000 shares of common stock and the 2003 Equity Incentive Plan providing for options to purchase up to 4,000,000 shares of common stock.

In 2006, our shareholders approved the 2006 Equity Incentive Plan providing for options, restricted stock and restricted stock units totaling 10,000,000 shares to be granted to employees, directors, advisors and consultants.

The following chart reflects the number granted and the weighted average exercise price for each Plan as of December 31, 2006.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities available for grant
2003 Equity Incentive Plan	135,500	$1.10	3,864,500	(1)

2003 Stock Option Plan for Outside Directors and Advisory Board Members	3,885,000	$1.09	615,000	(1)

2006 Equity Incentive Plan – Options	4,600,000	$0.82	5,137,463
2006 Equity Incentive Plan – Restricted Stock	262,537	—

Equity compensation plans not approved by security holders (2)	14,255,003	$1.51	N/A

———————

(1)

Ecosphere does not intend to issue options under this Plan in the future.

(2)

Represents outstanding options which have been granted from in conjunction with Board of Directors and employee compensation and consulting arrangements. These options are vested and are generally exercisable over periods ranging from five to 10 years. The exercise price of the options granted ranges from $1.00 to $5.00 per share.

Recent Sales of Unregistered Securities

During the past year, we have sold to investors securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder. All of these securities have been previously disclosed in periodic or current reports filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

Item 6.

Managements’ Discussion and Analysis or Plan of Operation.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. We have included Risk Factors relating to an investment in Ecosphere at the end of this Item 6.

Overview

We create engineered and patented clean technology solutions. We have an intellectual property portfolio of registered and pending patents, trade secrets, trademarks, and copyrights for technologies that address pressing global environmental and humanitarian issues. All of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us.

Presently, we own several technologies that are completed and available for global marketing; additionally, we have very recently launched our clean tech mobile micro utility system. While our robotic coating removal systems and our water filtration system are beginning to produce revenues as we begin to market our products and services, our shareholders and other readers should understand that primary future revenues will be derived from product sales or from the licensing or sale of our clean technologies including our coating removal system subsidiary, renewable energy subsidiary, and our water filtration subsidiary. We will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit. To execute this model, we are now in the process of engaging appropriate national representation to market the licensing or sale of these portfolio technologies. The fully-developed technologies as well as those that require additional development are the result of research and development expenditures over approximately eight years that are required to be reflected as operating losses on our consolidated financial statements. Our patents and other proprietary technology described in the paragraph above are the result of the over $45 million expended since our inception. In 2007, we expect that the sale of E-ROVs to our Singapore distributor and other overseas customers will provide adequate cash flow to support our business initiatives while we focus on the sale and/or licensing of our technologies.

As a result of this vision, we have developed a business model and related products to protect community water systems throughout the United States and the world through the only Environmental Protection Agency or EPA verified portable high-volume water filtration system for a natural disaster or terrorist attack and we have developed products which reduce the discharge of contaminated residue into oceans, other water systems and the air.

Our new clean tech Ecos Lifelink unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

We have three subsidiaries:

•

Ecosphere Systems which we organized in April 2005 to operate our water filtration system business;

•

UltraStrip Envirobotic Solutions which we organized in October 2005 to operate our coating removal business; and

•

Ecosphere Energy Solutions which we organized in November 2006. Ecosphere Energy Solutions is developing our clean tech mobile micro utility business.

Highlights for 2006 consisted of the following:

•

In January, our common stock commenced trading on the Over-the-Counter Bulletin Board;

•

In February, we announced the signing of a five-year exclusive agreement with BAE Systems Shipyard subsidiaries in San Francisco and San Diego to provide our patented E-ROVs and coating removal services;

•

In April, we announced signing a five-year distribution agreement with a Singapore-based company for the sale of our E-ROVs;

•

We delivered the initial two E-ROVs in August to the Singapore customer and received over $900,000;

•

In June, we delivered our water filtration system to Pierce Manufacturing Inc. for inclusion in our Tactical Water Filtration Truck; Pierce delivered the Tactical Water Filtration Truck to us which we introduced at our annual shareholders’ meeting in August;

•

In August, we delivered two E-ROVs to BAE Systems San Francisco shipyard and later commenced providing coating removal services; and

•

On December 19, 2006, we completed a $5 million private placement.

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

Revenue Recognition

Revenues from sales of equipment are recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is probable and any future obligations of Ecosphere are insignificant. Revenues from water jetting service contracts are recognized as the services are rendered. Payments received in advance of the delivery of products or the performance of services are deferred until the services are performed. We use our judgment in assessing when revenues are realizable and earned, and record revenues based on the specific provisions of our contracts with third parties and our assessment of when collection is probable.

Useful Lives and Impairment of Machinery and Equipment and Patents

We capitalize as machinery and equipment our robotic water-jetting systems and water filtration systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. We determine the useful lives of machinery and equipment based on the forecasted durability of the components used in the manufacture of our robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the system may individually have longer useful lives than the we estimate for the useful life of the entire system (i.e., 10 years or longer), we believe that the technological advancement in both the robotic vehicle and the configuration of the entire system and the water filtration system would be obsolete after five years. Accordingly, we have used five years to depreciate both our robotic coating removal systems and water filtration system.

We determine the useful lives of our patents based on the remaining life of the patent issued by the U.S. Patent Office. We believe the legal life of the patent is a reasonable period of time over which to realize the benefits of our intellectual property rights because of the broad nature of our patents and our intent to protect our intellectual property rights over the lives of the patents.

We review for impairment of our machinery and equipment used in our products whenever events or changes in circumstances indicate that the carrying amount of our assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations, ultra high water pressure or water filtration becomes available. During the years ended December 31, 2006 and 2005, we did not have any impairment write offs.

Stock-Based Compensation

We have granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and, prior to January 1, 2006, accounted for these stock option grants in accordance with APB Bulletin No. 25, “Accounting for Stock-Based Compensation” or APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized in the statement of operations. APB is no longer effective as of January 1, 2006.

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we now recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others. Under Statement 123(R), we must determine the transition method to be used at the date of adoption, the appropriate fair value model to be used for valuing stock-based payments and the amortization method for compensation cost. The transition methods include prospective, retroactive and modified prospective adoption options. We are utilizing the modified prospective method and the impact has been calculated and incorporated in our consolidated financial statements.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to our Audited Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Prior to January 1, 2006, no stock-based employee compensation expense was required for the year ended December 31, 2005 since we granted options to our employees at exercise prices which we believe to be equal to or greater than the fair value of these shares at the date of grant and are not required to record a compensation expense under APB No. 25.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this Report.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005

Revenues

Revenues were $2,414,155 for the year ended December 31, 2006, compared to $249,892 for the year ended December 31, 2005. In 2006, our UltraStrip Envirobotic Solutions business generated revenues of $2,180,155. Of this amount, $1,885,000 came from the sale of E-ROVs to two customers, $168,689 from coating removal services and $126,466 from the sale of E-ROV related spare parts. In 2005, our coating removal revenues were limited to $124,952 from the sale of spare parts for our E-ROVs and we had no contract service revenues. In 2006, our Ecosphere Systems filtration business generated $234,000 related to services performed in support of the Hurricane Katrina relief effort. In 2005, this business generated $124,490 from similar services. The 2006 revenues were for services performed in 2005; because of the uncertainty of collection, we recognized these revenues upon collection in 2006.

Cost of Revenues

Our cost of revenues was $1,513,448 in 2006 as compared to $137,445 in 2005. The increase was principally because of E-ROVs which needed to be produced and, to a lesser extent, labor and other expenses incurred in coating removal services. In 2005, our principal costs consisted of costs for spare parts and the cost incurred in providing our water filtration system to support the Hurricane Katrina relief effort consisting of primarily a rental of a motor home, transportation expenses and the cost of two engineers in supporting our efforts in Mississippi and Louisiana.

Selling, General and Administrative Expenses

In spite of the significant increase in revenues and business activity, selling, general and administrative expenses (excluding other income/expense from operations) of $4,554,552 were reduced in 2006 in contrast to $4,879,515 in 2005.

Salaries and wages, including employee benefits, payroll taxes, and payroll administration expenses, and bonuses were $1,886,861 in 2006 compared to $1,627,590 in 2005 as a result of hiring a new Chief Executive Officer in 2005 and having the related salary in place for all of 2006 and for the implementation of the Management Incentive Compensation Plan in May 2006. Professional fees were $704,480 in 2006 compared to $641,694 in 2005. Our principal costs in 2006 related to public company expenses and costs related to fundraising while in 2005 they related to legal fees in connection with the preparation of an earlier version of a Registration Statement, as well as ongoing legal and accounting compliance costs.

Research and development increased to $143,223 in 2006 from $39,210 in 2005 as we developed a newer version of our water filtration system, another E-ROV model and developed the micro utility concept. Other large components of selling, general and administrative costs consisted of advertising, conferences and seminars, consultants, depreciation, dues and subscriptions, licenses and permits, meals, office expenses, printing and reproduction, public relations, quality assurance, rent, repairs and maintenance, travel and vehicle expenses which were $1,483,202 in 2006 in contrast to $1,969,276 in 2005. Bank charges, commissions, donations, insurance, marketing, postage and delivery, taxes and utilities were $336,786 in 2006 compared to $601,745 in 2005.

Other (Income) and Expenses from Operations

Non-Cash Compensation Expense

Non-cash compensation expense was $520,692 in 2006 compared to $885,839 in 2005. In 2006, this non-cash expense related to the vesting of stock options under Statement 123(R). The 2005 non-cash compensation expense was attributed to the expensing of stock options granted to seven consultants (including two affiliates).

Impairment of Inventory

In 2006, we recognized a non-cash impairment of our inventory of $50,000 related to old spare parts for our E-ROVs. In 2005, we recognized a non-cash impairment of our inventory of $225,504 for one robotic coating removal system. We based these impairments upon the anticipated sales value based upon discussions with a third party.

Loss from Operations

In 2006, our loss from operations was $4,133,056 in contrast to $5,878,411 in 2005.

Other Expense

In 2006, other expense was $2,066,532 in contrast to $1,343,538 in 2005. Other expense is primarily comprised of interest expense. The increase in interest expense in 2006 was due to our increased interest rates on borrowings and increased borrowings.

Net Loss

The net loss in 2006 was $6,158,637 compared to a net loss of $7,212,539 in 2005.

Preferred Stock Dividends

Preferred stock dividends for 2006 and 2005 were $198,369 and $368,500, respectively. These dividends are cumulative which means we do not have to pay them until we pay dividends on our common stock. We are beginning to see preferred shareholders convert their preferred stock in 2006 as a result of a market for our common stock commencing in January 2006. As shareholders convert their preferred stock, it reduces our future accrued preferred stock dividends.

Net Loss Applicable to Common Stock

The net loss applicable to common stock was $6,357,006 in 2006 compared to $7,581,039 in 2005. Basic and diluted loss per common share was $0.12 and $0.16 in 2006 and 2005, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was reduced to $3,344,584 in 2006 compared to $5,438,630 in 2005. The principal changes were a reduced net loss, a non-cash charge to renew a loan and inventory increase.

Ecosphere’s net cash used in investing activities was $1,079,155 in 2006 compared to net cash used in investing activities of $60,200 in 2005. The change in cash is due to a building of two robotic coating removal systems for our use in coating removal services. Additionally, in 2006 we manufactured another water filtration system which has been incorporated into the Tactical Water Filtration Truck manufactured by Pierce Manufacturing and is being used for demonstration purposes.

Our net cash provided by financing activities was $6,245,541 in 2006 compared to $5,483,381 in 2005. The increase is primarily due to our December 2006 private placement and the sale of a $1,000,000 convertible note in March 2006.

Our receipt of $5 million on December 19, 2006 dramatically improved our liquidity. Through that date, we have been unable to pay most of our debts as they came due, including 16 weeks of payroll to our management and $124,827 in past due commissions. Approximately $900,000 was used to repay a past due note. In 2007, we have successfully renegotiated two large notes for which we could not use the proceeds of the sale of our convertible debentures to repay. In March, we reached an agreement with the holder of a $1 million convertible note to extend the note for one year or until March 6, 2008. In exchange, we reduced the conversion price from $1.00 to $0.48 per share, reduced the warrant exercise price for 1,000,000 $1.25 warrants to $0.48 per share, issued the holder 2,000,000 new five-year warrants exercisable at $0.48 per share and paid the holder $75,000 consisting of interest due and an additional six months of interest due in 2007. In late February 2007, we entered into an agreement with a former officer to extend his promissory note of $1,347,870 until July 13, 2007 and to pay approximately $140,000 including a $50,000 principal reduction. The new principal balance is $1,297,870. In addition, we currently owe $185,000 to holders of our past due convertible notes who did not elect to convert their notes.

Because of our uses of cash as described above and to expand our business of our Ecos Lifelink and Ecos Com Cube, develop prototypes for our micro utility subsidiary, and commence marketing efforts, our working capital has been reduced. In addition to collecting some accounts receivable from BAE, we expect the late March sale of two E-ROVS will provide cash for our operations and improve our working capital. Our cash balance as of March 30, 2007 was $140,888. Pending our efforts to close sales of E-ROVs overseas, we are conserving cash by again initiating a program of not paying our management and selected vendors. We also are issuing approximately 350,000 shares of common stock to holders of our senior convertible debentures in lieu of cash on interest for the period ending March 31, 2007. In order to do so, the lenders granted us waivers of covenant violations arising from the payments. We have initiated discussions with investment bankers and are hopeful that we will be able to raise the necessary capital to permit us to pay the indebtedness that comes due this year and next year and, together with expected 2007 E-ROV revenues, meet our working capital needs. Any future financing involving equity could be extremely dilutive because if we sell common stock or securities convertible into or exercisable for common stock at prices below those listed immediately below, we will have to adjust the conversion and exercise prices of such securities. Currently, the adjustment provisions are contained in:

•

Our $5,595,238 of convertible debentures convertible at $0.369 per share;

•

The 11,372,432 number of warrants exercisable at $0.4715 per share; and

•

The $1 million convertible note convertible at $0.48 per share and 3,000,000 warrants convertible at $0.48 per share

Additionally, we expect to deploy E-ROVs to BAE shipyards in California and to the Lisnave, Portugal shipyard from which we will generate service revenues during 2007. We continue to rely upon Pierce Manufacturing or the new president of Ecosphere Systems, Mr. Joe M. Allbaugh, to market the Tactical Water Filtration Truck. Although this product has a longer sales cycle than our other products, we expect that the eventual payoff will be significant. Pierce Manufacturing is the leading manufacturer of fire engines and homeland defense vehicles in the

United States and its parent, Oshkosh Truck, is a Fortune 1000 defense contractor with many government contacts. We expect that we will begin to generate revenues from the Tactical Water Filtration Truck in the last half of 2007.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 was effective for the Company beginning January 1, 2007. The Company has not determined the effect, if any, this statement will have on its financial statements.

Forward-Looking Statements

The statements in this Report relating to the opportunities to provide clean technology solutions and clean water for a variety of markets, the opportunities provided by the Bioterrorism Act, our ability to generate revenues from the licensing or sale of our clean technologies, the opportunities presented by our Agreement with Pierce, the opportunities presented by Hurricane Katrina, potential revenues to be generated from relationships with our directors and consultants, our development of relationships with complementary service providers in the logistics industries, the military and humanitarian organizations, our plans with regard to the marketing of the Tactical Water Filtration Truck, the markets we intend to pursue to market our water filtration products, the manufacturing and delivery of robotic coating removal systems to BAE, our completion of prototypes of the Ecos Com Cube and Ecos Lifelink and the opportunities from these products, the sale of E-ROVs overseas and our implementation of our strategy with regard to the coating removal of vessels, including future relationships with Carnival Cruise Lines, and the Portuguese shipyard, our development of our airplane and automotive de-painting technologies, our liquidity and our future working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the common stock. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses of approximately $6.2 million in 2006 and $7.3 in 2005. We anticipate these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern.

Our continued existence is dependent upon achieving sufficient sales levels and by obtaining additional debt financing and equity capital. Working capital limitations continue to impinge on day-to-day operations, thus contributing to continued operating losses. Unless we can begin to generate material revenue or continue raising funds in a future financing, we may not be able to remain in business.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At December 31, 2006, we had a working capital deficit of $1,170,876. During the quarter ended December 31, 2006, we experienced losses and negative cash flow from operations. While on December 19, 2006 we received $4,700,000 from the sale of convertible debentures and an additional $300,000 from the sale of common stock, we used a material portion of the proceeds to pay past due indebtedness to one creditor and pay past due short-term obligations, including management compensation and commissions. We owe another creditor approximately $1,300,000, which is due in July 2007, will pay a company $1,400,000 in 2008 beginning in January 2008, and owe another creditor $1,000,000 which is due in March 2008. We do not expect to generate positive cash flow from operations until approximately the third quarter of 2007. If we do not begin to generate positive cash flow and earnings from operations or raise additional debt or equity capital, we may not be able to pay our notes payable currently due on demand, totaling $322,500, and have sufficient funds available to meet our working capital needs. Additionally, the convertible debentures are due in December 2009. We cannot assure you that we will begin to generate positive cash flow and earnings and be able to pay all of our existing indebtedness or refinance it on acceptable terms or at all.

If we are unable to sell a material number of our products or sell or license any of our technologies, it will have an adverse effect upon our future results of operations.

In 2006, we entered into an Investment Banking Agreement with a third party seeking to sell or license our technologies. More recently in 2007, we entered into an Agreement with a third party for the same purpose. We do not expect to be profitable unless we are able to sell a material number of our Tactical Water Filtration Trucks or E-ROVs or sell or license any of our technologies. The sale or licensing of any of our technologies is subject to a number of uncertainties including attracting one or more buyers, reaching an agreement on valuation and payment terms and normal contractual uncertainties. These possibilities have long lead times and we may not know for a substantial period of time whether we will be successful in any endeavor. Without material product sales or the sale or license of any of our technologies, we will not be profitable.

If we do not achieve broad market acceptance of our clean technology products, we may not be successful.

We are currently marketing two clean technology products and intend to market a third after we produce a working prototype. Although all of our products and services serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for, and market acceptance of, these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including:

•

The willingness of operators of shipyards and owners of vessels to use our robotic coating removal services and purchase our robots rather than use manual labor and discharge the resulting residue which is called grit, into the world’s waters;

•

The establishment and/or enforcement of environmental regulations regulating the discharge of grit into the water both in the United States and throughout the world;

•

The availability of public funding for our water filtration products, including the military, homeland security and disaster relief; and

•

The availability of funding for the purchase and operation of our new Ecos Lifelink micro utility.

If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

Our growth strategy reflected in our business plan may not be able to be implemented at all or rapidly enough for us to achieve profitability. Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we compete and a degree of market acceptance of our products and services, particularly our mobile water filtration systems. We cannot assure you that potential customers that we intend to target will purchase our products or services in the future or that if they do, our revenues and profit margins will be sufficient to achieve profitability.

If the demonstrations of our products do not result in material revenues, we may not achieve profitability.

As part of our marketing efforts, we are conducting and intend to conduct further demonstrations of the applicability and utility of our water filtration and coating removal systems for potential customers. If these demonstrations or any third parties’ testing of our systems do not clearly convey to potential customers the utility of our products and services and their value at the prices we expect to charge in order to obtain adequate margins, then we may not be able to successfully commercialize all or part of our technology and may not achieve profitability.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In 2006, and we, believe, in the future, our quarterly operating results have fluctuated dramatically and may do so in the future as a result of a number of factors, including the following:

•

The volume and timing of orders we receive, including the sale of our E-ROVs and water filtration systems;

•

Our reliance upon third parties, including Pierce Manufacturing, which is principally responsible for the marketing of our Tactical Water Filtration Truck;

•

The availability of E-ROVs and water filtration systems and their components from our suppliers;

•

Pricing pressures;

•

Our ability to develop a working prototype of our Ecos Lifelink and market it in third world countries; and

•

General economic and political conditions.

As a result of these and other factors, we have experienced, and may continue to experience, fluctuations in revenues from using revenues before and operating results. As a consequence, it is possible that fluctuations in our future operating results may cause the price of our common stock to fall.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If our mobile water filtration systems or other products cause us to grow rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Among other things, implementation of our growth strategy would be adversely affected if we were not able to attract sufficient customers particularly for our new water filtration systems and for the products and services we offer or plan to offer in light of the price and other terms required in order for us to attain the necessary profitability.

Because we are pursuing a strategy of developing markets for our products internationally which subject us to risks frequently associated with international operations, we may sustain large losses if we cannot deal with these risks.

Our business plan includes seeking to develop market opportunities overseas including third world countries where we believe that our Ecos Lifelink can provide power, communications, water and agricultural solutions for remote regions. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

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

•

Potentially adverse tax consequences; and

•

The availability of funding and financing for customers for our Ecos Lifelink in third world countries.

If we cannot manage these risks, we may sustain large losses.

We could face potential difficulties in locating sufficient manufacturing sources if our systems gain widespread commercial acceptance.

We have used third parties to manufacture the components for our robotic coating removal systems and our first water filtration systems. We expect to use third parties to manufacture our Ecos Lifelink and provide the components for it. To date, 12 E-ROVs and two water filtration systems have been successfully manufactured, tested and delivered. If we are unable to manufacture our products in sufficient quantities at an acceptable cost, we may lose customers and our business could be harmed. Our ability to expand production could also be hindered by the availability of components used to manufacture our products or the availability of qualified personnel. These difficulties could result in reduced quality of our products or reduced sales, which could damage our industry reputation and hurt our profitability.

If we lose the services of key personnel, it could adversely affect our business.

Our future success is dependent upon certain key management personnel who have played significant roles in the technological development and commercialization of our products and business operations including Messrs. Dennis McGuire and Joe M. Allbaugh. The loss of the services of any of them could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that any of these persons will remain with us in the future due to circumstances either within or outside of our control. In particular, Mr. McGuire is our founder and inventor of all of our proprietary technology as well as providing the necessary drive and vision. We do not have any key man life insurance covering the lives of Mr. McGuire or other executives.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including Ecosphere’s patents is our key asset. Ecosphere’s water filtration system relies on a combination of three existing patent applications. Our Ecos Lifelink and Ecos Com Cube products are subject to a pending patent application. If one or more patents are not issued by the United States government, the value of the Ecosphere water filtration system could be materially reduced. Competitors may also be able to design around our patents and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•

Pending and future patent applications will result in issued patents;

•

Patents licensed by us will not be challenged by competitors;

•

The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•

We will be successful in defending against future patent infringement claims asserted against our products.

While we received gross proceeds of $4,700,000 in our recent private placement, we owe the investors $5,595,238.

In our recent private placement, we received $4,700,000 in exchange for $5,595,238 of convertible debentures which are due December 15, 2009. In addition to having received 16% less money than we owe, we must pay interest of 9% per annum in cash or common stock on the full amount of $5,595,238. If these debentures are not converted into common stock, we will have to pay the investors $5,595,238 upon maturity.

Risk Factors Relating to Our Water Filtration Subsidiary

Because of Ecosphere Systems’ limited operating history, we may not be successful in commercializing its business.

We launched the commercialization of our water filtration systems in 2005. Ecosphere Systems has a limited operating history and has not sold any of its water filtration systems, including its Tactical Water Filtration Truck. This limited operating history makes predicting future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties Ecosphere Systems may encounter including its ability to:

•

Be able to sell its mobile water filtration systems to governments in advance of natural disasters and terrorist events and otherwise successfully market the systems through its reliance on Pierce;

•

Compete with other companies that market and sell water filtration systems, both portable and fixed, or that provide water to those in need;

•

Acquire and retain patents on its water filtration systems; and

•

Arrange a suitable manufacturing relationship with a company capable of meeting our anticipated volume and able to manufacture the systems at competitive prices;

For these reasons, Ecosphere Systems’ business strategy may not be successful.

Because we are relying upon a third party to market our Tactical Water Filtration Truck, its priorities may cause it to delay its marketing efforts on our behalf which could affect our future operating results.

We are, in large part, relying upon Pierce Manufacturing to produce and market our Tactical Water Filtration Truck. Pierce is a large company, which is a major manufacturer of fire engines and homeland defense vehicles. Our agreement with Pierce does not require them to commit any specified amount of funding or other efforts in the marketing of the Tactical Water Filtration Truck or meet any specified manufacturing targets in the event that either Pierce or we obtain orders. While we believe that Pierce has and will continue to make good faith efforts to market and, if orders are received, manufacture the Tactical Water Filtration Truck, its priorities may divert it to other opportunities that it believes are more profitable for it. In such event, it may adversely affect our future revenues and ability to achieve profitability.

Because Ecosphere Systems has not commercialized its water filtration systems, its target markets are new and as yet unproven and are subject to the risks inherent in a new business.

Ecosphere Systems is targeting disaster preparedness and response, homeland security, United States and foreign militaries and developing countries as markets for its water filtration systems. As part of its marketing efforts, it is relying, in part, upon Pierce to conduct demonstrations of the applicability and utility of its systems for potential customers. If these demonstrations or any third parties’ testing of Ecosphere Systems’ systems do not clearly convey to potential customers the utility of its products and services and their value at the prices Ecosphere Systems expects to charge in order to obtain adequate margins, then it may not be able to successfully commercialize all or part of its technology, which could in turn have a materially adverse effect on Ecosphere Systems’ business and prospects.

Potential customers may nevertheless prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers and the fact they are likely to have more financial and support resources than Ecosphere Systems.

Risk Factors Relating to Our Robotic Water-Jetting Coating Removal Subsidiary

Unless we generate material revenues from our coating removal service business, we will lose money from this operation.

To date, we have provided robotic coating removal services for a shipyard in San Francisco and serviced two vessels. In order to provide these coating removal services on a profitable basis, we believe we need to service approximately one ship each month. We will incur expenses which include the financing costs, the costs of purchasing or leasing the robotic vehicles, the costs of personnel to operate the vehicles, maintenance, sales and marketing expenses, and supervisory control from our Florida offices. Therefore, unless we generate substantial revenues from operations at San Francisco or San Diego, we will lose money from providing coating removal services.

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

As a result of our expanded service business with BAE Systems in the United States, we have changed our business strategy for the overseas market from selling coating removal services to direct sales of our robotic systems to third parties. We cannot assure you that this strategy will be successful.

Except for servicing our existing agreement with a Portuguese shipyard, rather than providing contracting services overseas which would require us to recruit and supervise employees and comply with local law, our management has determined that it is more cost effective to sell our coating removal systems to third parties overseas. Because of our limited internal sales and marketing personnel, we will be dependent upon distributors, such as Jian Huang Engineering, Ltd in Singapore, and overseas sales representatives. We cannot assure you that this business strategy will be successful.

Even if we are able to finance the necessary robotic coating removal units, our European agreement does not provide us with any assurances of revenues.

Our service agreement with a Portuguese shipyard provides us with the exclusive right to provide water-jetting coating removal services. In order to generate revenues from this aspect of our business, we and the manager of the shipyard will have to sell our services to ship owners. We are in the process of refurbishing the E-ROVs to be delivered to this shipyard. Even after we deliver the E-ROVs to the shipyard and are available to service vessels, we cannot assure you that we will generate material revenues. For that reason, we are seeking a local company which will initially partner with us to provide the service rather than having to manage it and accept the entire financial risk ourselves. Over a period of time, we will then seek to sell our participation to our partner and continue to sell our systems directly. As we will be dependent on the efforts of third parties including the Portuguese shipyard to sell this coating removal service to ship owners, we cannot provide assurances as to the success of this venture.

Risks Relating to our Ecos Lifelink and Ecos Com Cube Micro Utility Products

Because we have just launched our clean tech micro utility business, we cannot assure you that it will be successful.

In December 2006, we announced the introduction of our new clean tech micro utility products. We have not produced a prototype or commenced any marketing activities other than appearances at trade shows. Accordingly, it is difficult for investors to evaluate this subsidiary’s business and prospects. We expect that we will encounter many of the difficulties and uncertainties often faced by early stage businesses. Our ability to market this technology may be hampered due to the fact that we believe that our customers will be in remote areas in third world countries that are not part of the power grid. While people in these remote areas may need the services of our clean tech micro utility, these areas and countries are very poor and may not have the funding necessary to purchase our products or use the communications services. While we are relying upon foundations and humanitarian agencies, as well as the more prosperous U. S. and other western governments to help provide the funding, there are enormous obstacles and competing needs for this funding. New initiatives by the U.S. Department of Commerce may be a serious source of funding for deployment of this technology worldwide and therefore cause other third parties to become interested in acquiring or licensing the technology. We cannot assure you that we will be able to successfully license or sell this technology which may affect our future stock price.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Over-the-Counter Bulletin Board which is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission or SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•

Our failure to generate revenues;

•

The sale of a large amount of common stock by our shareholders including those who invested prior to commencement of trading;

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

Our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board of Directors to issue preferred stock to investors who support Ecosphere and our management and give effective control of our business to Ecosphere and our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

If we need additional financing in the future and are required to issue securities which are priced at less than the conversion price of our convertible debentures or the exercise price of warrants sold to the purchasers of the convertible debentures, it will result in additional dilution to us.

In December 2006, we sold $5,595,238 of convertible debentures and issued to the purchasers 11,372,432 warrants. Additionally, we recently extended a one-year $1,000,000 convertible note and as partial consideration reduced the conversion price from $1.25 to $0.48 per share. This investor also holds 3,000,000 warrants exercisable at $0.48 per share. The debentures, the convertible note and the warrants contain provisions that will require us to reduce their conversion price and/or exercise price in the event that we sell additional securities which contain purchase prices, conversion prices or exercise prices less than the conversion price of our debentures, the convertible note or the exercise price of these warrants. If this were to occur, current investors, other than the holders of the debentures, convertible note and warrants would sustain material dilution in their ownership interest of Ecosphere.

If the holders of our outstanding convertible debentures, notes and preferred stock and outstanding warrants and options convert and exercise their securities into common stock, we will issue up to 82,026,582 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 29, 2007, we had 56,689,022 shares of our common stock outstanding. We also have convertible debentures which convert into 15,163,247 shares of common stock, Series A Preferred Stock which converts into 216,000 shares of common stock, Series B Preferred Stock which converts into 387,440 shares of common stock, convertible promissory notes which convert into 2,702,679 shares of common stock, warrants which are exercisable for 36,065,049 shares of common stock and stock options exercisable for 22,253,833 shares of common stock. Additionally, we may elect to pay interest on some of our promissory notes in shares of common stock. Because of the low price of our common stock, we may issue a very large number of shares if we elect to pay interest in common stock. Both the $5,595,328 of convertible debentures, which are convertible at $0.369 per share, and the 11,372,432 warrants, which are exercisable at $0.4715 per share and issuable to the purchasers of the debentures as described in the risk factor above, contain provisions which require us to adjust the conversion price and/or exercise price if we issue shares of common stock at a price below the conversion price of the debentures and/or the exercise price of the warrants. The holder of a $1,000,000 convertible note convertible at $0.48 per share and 3,000,000 warrants exercisable at $0.48 per share has similar adjustment provisions. If the conversion price of the debentures and/or the exercise price of the warrants are adjusted, this would lead to the issuance of additional shares upon conversion or exercise as applicable. If the holders of the securities described in this risk factor convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our Chief Executive Officer and Senior Vice President of Administration own 1,640,000 of our 56,689,022 outstanding shares of common stock on March 29, 2007, not including outstanding warrants and options they hold. Additionally, one of our employees who is not an officer owns 6,808,122 shares of our common stock. Additionally, we have reserved for issuance in the event of conversion of convertible debentures, notes and Series A and B Preferred Stock and the exercise of warrants and options 76,237,452 shares, including 10,700,000 shares issuable upon exercise of options and warrants owned by our Chief Executive Officer and Senior Vice President of Administration. As a result, it is possible for third parties to acquire large amounts of our common stock and acquire control of Ecosphere. In this event, they could cause a change in our Board of Directors and management and a change in our business and strategy.

An investment in the Company may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, the Company may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to any investor in this offering. No assurance can be given that the Company will be successful in issuing common stock or other equity securities on terms acceptable to the Company, whether in private placements or a public offering.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As long as our three-year senior convertible debentures remain outstanding, we cannot pay any dividends. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 29, 2007, we had outstanding 56,689,022 shares of common stock, not including shares issuable upon conversion of convertible debentures and notes or exercise of warrants and options. Most of our outstanding shares may be sold publicly as follows:

Number of Shares		May be Publicly Sold
30,870,025 shares covered by a registration statement		Now, without limitation(1)
50,247,932 shares		Now, without limitation(2)
4,253,425 shares	.	Now, subject to the limitations of Rule 144(3)

———————

(1)

Includes convertible senior debentures, convertible notes and warrants.

(2)

Does not include the following:

•

Options exercisable for 24,200,500 shares of our common stock registered under a Form S-8.

•

206,510 shares issuable upon the cashless exercise of warrants.

•

135,000 shares of our common stock issuable upon the conversion of notes convertible at $1.00 per share sold in a private placement.

•

8,543,000 shares of our common stock issuable upon the exercise of warrants at $1.00 and $1.25 per share, which warrants may be exercised cashlessly.

(3)

Does not include the following:

•

50,000 shares of our common stock issuable upon the conversion of notes convertible at $1.00 per share sold in a private placement.

•

10,776,100 shares of our common stock issuable upon the exercise of warrants at $1.00 and $1.25 per share, which warrants may be exercised cashlessly.

In general, Rule 144 provides that any person who has held restricted common stock for at least one year, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale. Sales under Rule 144 are also subject to certain manner of sale provisions, notice requirements and the availability of current and public information about us. A person who has not been our affiliate for at least three months immediately preceding the sale and who has owned such shares of common stock for at least two years is entitled to sell the shares under Rule 144(k) without regard to any of the limitations described above.

To the extent our warrant holders exercise their warrants, they will sustain immediate and substantial dilution.

The shares of common stock issuable upon exercise of warrants and offered for sale by a current registration statement are exercisable at prices between $0.451 and $1.25 per share. Because our negative net tangible book value per share at December 31, 2006 was $(0.07), warrant holders will sustain immediate and substantial dilution.

Because we may not be able to attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor. The absence of such coverage limits the likelihood that an active market will develop for our common stock. It may also make it more difficult for us to attract new investors at times when we acquire additional capital.

Because we will be required to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning for the fiscal year ended December 31, 2007, our compliance with the Securities and Exchange Commission’s rules concerning internal controls will be costly, time-consuming and difficult for us.

Currently, the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 will require us to have our management attest to the adequacy of our internal controls in the Form 10-KSB for the year ended December 31, 2007. No member of our management has any experience in complying with Section 404. Furthermore, we have been advised by our independent registered public accounting firm that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that as of December 31, 2007, they are effective. Larger public companies which have been required to comply with Section 404 have encountered significant expenses, both from diversion of management time and attention, the acquisition of new computer software, the employing of additional personnel and training and third party internal controls consultants. While our business is not as sophisticated or complex as these larger companies, we anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management to attest that they are effective at December 31, 2007. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2007. If our management is unable to attest that our internal controls are effective as of December 31, 2007, investors may react by selling our stock and causing its price to fall.

Item 7.

Financial Statements.

See pages F-1 through F-28.

Item 8.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A.

Controls and Procedures.

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Item 8B.

Other Information.

None

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)
Dennis McGuire	56	President and Chief Executive Officer of Ecosphere Technologies
James C. Rushing III	63	Chief Financial Officer of Ecosphere Technologies and Director
Stephen R. Johnson	60	President, Secretary and Treasurer of UltraStrip Envirobotic Solutions and Director
Joe M. Allbaugh	53	President of Ecosphere Systems and Director
Jacqueline K. McGuire	44	Senior Vice President of Administration and Secretary of Ecosphere Technologies
George R. Sterner	66	Chairman of the Board
Michael R. Donn, Sr.	59	Director and Executive Vice President and Chief Operating Officer of Ecosphere Systems
Barry Hechtman	54	Director
J. Francis Lavelle	43	Director
Charles Vinick	59	Director

Dennis McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005. Mr. McGuire was a founder of Ecosphere together with his wife Jacqueline. He also is the inventor of all of our intellectual property. Mr. McGuire served as a director from inception in 1998 through March 2, 2002. From 2000 through October 3, 2003, he served as our Chief Technology Officer and Director of Sales, and served as a consultant from October 3, 2003 until he became an employee on of October 1, 2005. Mr. McGuire was appointed Chief Technology Officer of Ecosphere in April 2005, which post he held until August 2, 2005, when he became Executive Vice President of Business Development and Technology.

James C. Rushing III has been a director of Ecosphere since September 22, 2003 having served as Chairman of the Board from January 20, 2004 to March 1, 2005. He became Chief Financial Officer on March 1, 2005. From September 2001 to March 2005, Mr. Rushing was President and Chief Executive Officer of Corporate Resources Consulting Group, Inc., a financial and operational management consulting company where he continues to provide part-time services. From 1998 to 2001, Mr. Rushing served as Executive Vice President and Chief Financial Officer of Isolyser Company, Inc. (Nasdaq: OREX), now known as Microtek Medical Holdings, Inc.

Stephen R. Johnson has been a director since September 22, 2003. Mr. Johnson joined us as Senior Vice President of Marketing on January 1, 2003, and on September 15, 2003, he became our President and Chief Executive Officer until September 28, 2005. Since its organization on October 3, 2005, Mr. Johnson has been President of Envirobotic Solutions. He had also served on our Board of Advisors since February 2, 2001 until he became a director. Previously, he served as Vice-President for the Ocean Development Group, a cruise ship development company from 1998 to 2001. From 1997 to 2002, he served as President of Marine Management Consultants L.C. From 1994 to 1996, Mr. Johnson served as President and from 1991 to 1994 as Vice-President of Atlantic Marine Inc. Over a 20-year career with Bethlehem Steel Corporation, he has held positions that include President of the Ocean Shipping subsidiaries and Senior Manager of the Sparrows Point Shipyard.

Joe M. Allbaugh became a director of Ecosphere on October 20, 2005. Mr. Allbaugh has been the managing member of The Allbaugh Company LLC, a strategic consulting firm, since approximately March 2003. He became president of our subsidiary, Ecosphere Systems, in September 2006 and since that date has provided services for both our subsidiary and The Allbaugh Company LLC. Since July 1, 2005, The Allbaugh Company has provided consulting services to us. Mr. Allbaugh was Director of FEMA from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000. In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas.

Jacqueline K. McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chief Executive Officer, were two of Ecosphere’s founders.

Vice-Admiral George R. Sterner, USN, (Retired) has been Ecosphere’s Chairman since March 1, 2005 and a director since March 2002. Vice-Admiral Sterner served on Ecosphere’s Board of Advisors from February 2001 through February 2002. He was Vice President, Strategic Pursuits for Raytheon Company until his retirement in late 2005. His naval career spanned 36 years and included command of two nuclear submarines. Prior to his retirement from the United States Navy in 1998 he commanded the Naval Sea Systems Command where he had oversight of the design, construction and life cycle support of all Navy ships.

Michael R. Donn, Sr. was appointed Executive Vice President and Chief Operating Officer of Ecosphere Systems in September 2006 when Mr. Allbaugh became its President. From October 28, 2005 through that date, Mr. Donn had been President and Chief Executive Officer of Ecosphere Systems. Mr. Donn previously served as our Senior Vice-President of Operations and Treasurer from February 2000. He has been a director of Ecosphere since March 1, 2005. Mr. Donn was Project Manager for Ecosphere’s EPA verification testing. In November 2006, Mr. Donn became a director of GelTech Solutions, Inc. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included lead negotiator, lobbying at the local, state, and national levels, Chairman of the Insurance Trust, and responsible for business operations of the Association. Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters, following Hurricane Andrew. Additionally, he set up and coordinated the Ecosphere relief effort in Waveland, MS following Hurricane Katrina. He is the brother of Jacqueline McGuire and the brother-in-law of Dennis McGuire.

Barry I. Hechtman has served as a director of Ecosphere since February 21, 2005. Mr. Hechtman has been a Certified Public Accountant since 1975 and has owned and managed an accounting firm in Miami, Florida since January 1981. Mr. Hechtman is the Chairman of our Audit Committee.

J. Francis Lavelle was appointed to our Board of Directors in July 2006. Since October 2004, Mr. Lavelle has been a Managing Director of Houlihan Lokey Howard & Zukin, an investment banking firm with 12 offices in the United States, Europe and Asia. Mr. Lavelle heads the firm’s Industrial Technology and Environmental Technology Investment Banking Group. Prior to joining Houlihan Lokey, Mr. Lavelle headed The Nassau Group, Inc., a corporate strategy and mergers and acquisition advisory firm he founded for over 12 years. Mr. Lavelle is Chairman of our Compensation Committee.

Charles Vinick joined the Ecosphere’s Board of Directors in August 2006. He has more than 25 years of experience directing and managing non-profit organizations and programs. Since June 1, 2005, he has been President and Chief Executive Officer of the Alliance to Protect Nantucket Sound. He served as CEO of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to April 2004. He was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003. Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau.

Advisory Board

We have an Advisory Board consisting of persons whose experience and commitment to our mission is valuable to our management. The Advisory Board provides consulting services on an as-needed basis. The following persons serve on our Board of Advisors:

Dr. James Canton founded the Institute for Global Futures in 1990 and is a leading futurist or predictor of future trends. He advises Fortune 1,000 corporations and governments worldwide. Dr. Canton is renowned public speaker and the author of several books, including The Extreme Future published in 2006. Dr. Canton’s clients include American Express, AT&T, Automatic Data Processing, Bell Atlantic, CitiBank, General Electric, General Motors, IBM, Merrill Lynch, Microsoft, Morgan Stanley Dean Witter, Motorola, Sony and Sprint.

Jean-Michel Cousteau was a director of Ecosphere from August 15, 1999 until late April 2005 when he became a member of our Board of Advisors. He is the son of the late environmentalist and ocean pioneer Jacques Cousteau. He has carried on his father’s humanitarian work throughout the world. In 1999, Mr. Cousteau founded and currently serves as President and Chairman of the Board of Ocean Futures Society, a non-profit organization. In

December 2006, Mr. Cousteau was appointed director emeritus of Ecosphere in recognition of his contributions to saving and protecting the world’s environment.

Leslie F. Kenne, Lieutenant General, USAF (retired), joined our Board of Advisors in June 2006. She spent 32 years in the United States Air Force prior to retiring in September 2003 where she had most recently been Deputy Chief of Staff for Warfighting Integration at Air Force headquarters in Washington, D.C. Previously, she commanded the Electronic Systems Center at Hanscom Air Force Base in Massachusetts. She also directed a number of major procurement programs, including the F-16 and Joint Strike Fighter programs. Following her retirement from the U.S. Air Force, Ms. Kenne became President of LK Associates, a private independent consulting firm. Ms. Kenne has been a member of the Board of Directors of Harris Corporation since April 2004, EDO Corporation since November 2003 and Unisys Corporation since February 2006.

Gordon G. Kuljian was a director of Ecosphere from June 2000 until March 2006 when he became a member of our Board of Advisors. Since 2000, Mr. Kuljian has served as Vice President of Operations for Chemstar Urethanes, Inc.

John P. Odwazny served as our Chief Operating Officer from November 2001 through September 28, 2005. Mr. Odwazny was a director of Ecosphere from August 1999 until May 2006 when he became a member of our Board of Advisors. Since October 3, 2005, Mr. Odwazny has been Chief Operating Officer of Envirobotic Solutions.

Committees of the Board of Directors

Our Board of Directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation Committee.

Audit Committee

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent registered public accountants and with personnel from our financial staff with respect to corporate accounting, reporting and internal control practices. The Audit Committee recommends to the Board the appointment of our independent registered public accounting firm and is responsible for oversight of this firm. The Audit Committee operates under an Audit Committee Charter adopted in 2006. The current members of the Audit Committee are Mr. Barry Hechtman, Chairman, and Vice-Admiral George R. Sterner.

Audit Committee Financial Expert

The Board has determined that Mr. Barry Hechtman qualifies as an “Audit Committee Financial Expert,” as defined by the rules of the Securities and Exchange Commission, and is independent under the Nasdaq Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan. The members of the Compensation Committee are Mr. J. Francis Lavelle, Chairman, and Mr. Charles Vinick.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board of Directors. The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997, Attention: Mrs. Jacqueline McGuire.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of Ecosphere. Officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2006 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
George R. Sterner	1	2	0

Item 10.

Executive Compensation.

We employ all of our executive officers and certain other senior employees under written employment agreements, except for Mr. Joe M. Allbaugh, President of Ecosphere Systems. We have a Consulting Agreement with Mr. Allbaugh’s company.

The following information related to the compensation paid by us for 2006 and 2005 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers whose compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Dennis McGuire(1)(2)	2006	$225,000	$30,000	—	$ 64,218	$ 37,448	$356,666
President and Chief Executive Officer	2005	$129,810	—	—	—	$192,868	$322,678
Joe M. Allbaugh(2)(3)	2006	—	—	$2,083	$ 56,601	$360,000	$418,684
President of Ecosphere Systems	2005	—	—	—	$146,025	$120,000	$266,025
James C. Rushing III(2)	2006	$185,000	—	—	$ 45,158	$ 32,483	$262,641
Chief Financial Officer	2005	$136,615	—	—	—	—	$136,615

———————

(1)

Mr. McGuire became Chief Executive Officer as of October 1, 2005 replacing Mr. Stephen R. Johnson, who became President of UltraStrip Envirobotic Solutions. Previously, Mr. McGuire was a consultant to Ecosphere Technologies.

(2)

Please see the assumptions relating to the valuation of our stock option awards which are contained in Note 1 to our audited Consolidated Financial Statements contained in this Report.

(3)

Mr. Allbaugh was appointed President of Ecosphere Systems in September 2006 replacing Mr. Michael R. Donn, Sr. who became Executive Vice President and Chief Operating Officer of Ecosphere Systems. The sums consist of consulting fees. Mr. Allbaugh’s 2005 option award includes as compensation for service as a non-employee ($134,136) and director ($11,889). The 2005 option awards continued to vest in 2006 in the amounts of $44,712 for non-employee services and $11,889 for services as a director. His 2006 stock award resulted from an automatic grant to him as a non-employee director and vests annually over a three-year period, subject to remaining as a director on each applicable vesting date.

Executive Employment Agreements

We have entered into employment agreements with each of our executive and other officers other than Mr. Joe M. Allbaugh. The terms of his Consulting Agreement are described later in this “Executive Compensation” section. On May 25, 2006, Ecosphere entered into a Management Compensation Adjustment Plan with all executives listed in the table below and thereby amended their respective Employment Agreements. Under the Plan, the executives agreed to reduce their total annual salaries by approximately $400,000 and in return they received additional stock options and commissions based upon revenues of Ecosphere and/or its subsidiaries as listed below. The Plan effectively extended or reduced the terms of the Employment Agreements so that all expire May 25, 2008 unless terminated earlier by the Board of Directors.

The chart below summarizes the terms and conditions of these Employment Agreements, as amended by the Management Compensation Adjustment Plan, and reflects a comparison of the current and former salaries of each executive.

	Previous Contract		Current Contract
Executive and Position	Prior Base Salary	Option/Bonus Incentive(1)	Current Base Salary or Fees	Additional Options(2)	Commission(3)
Dennis McGuire President and Chief Executive Officer	$325,000	3,000,000 options	$225,000(4)(5)	1,000,000 options	3.0% Consolidated
James C Rushing III Chief Financial Officer	$210,000	$20,000 signing bonus(6) 400,000 options	$185,000	600,000 options	1.0% Consolidated
Michael R. Donn, Sr. President of Ecosphere Systems	$137,000	500,000 options	$125,000	500,000 options	2.0% ESI 1.0% Consolidated
Jacqueline K. McGuire Vice President of Administration and Secretary	$125,000	100,000 options	$75,000	250,000 options	N/A
Stephen R. Johnson President of Envirobotic Solutions	$250,000	1,000,000 options	$125,000	500,000 options	2.0% UES 1.0% Consolidated
John P. Odwazny Chief Operating Officer of Envirobotic Solutions	$165,000	300,000 options	$100,000	250,000 options	1.0% UES 1.0% Consolidated

———————

(1)

All options are exercisable at $1.10 per share except for (i) 500,000 options held by Mr. Johnson exercisable at $1.30 per share, (ii) 3,000,000 options issued to Mr. McGuire exercisable at $1.00 per share and (iii) 100,000 options held by Mr. Rushing exercisable at $1.00 per share.

(2)

The options are exercisable at $0.83 per share over a five-year period and vest in equal increments every six months over a 24 month period subject to periodic performance reviews by the Chief Executive Officer or the Compensation Committee at six month intervals. None of the performance reviews referred to have occurred.

(3)

In exchange for reducing salaries and waiving accrued salaries for 2006 since they were not receiving their full salaries, the 2006 Management Compensation Adjustment Plan awarded commissions and options to the persons listed in the table. “UES” means Envirobotic Solutions, and indicates that the percentage commission is determined from revenue from that company. “ESI” means Ecosphere Systems and indicates that the percentage commission is determined from revenue from that company. “Consolidated” means that the percentage commission is determined from the combined revenues of Ecosphere Technologies and from UES and ETI, its wholly-owned subsidiaries. Commissions apply to any revenues whatsoever from the indicated company or companies, including product or service sales as well as transactions to “monetize” technology portfolio inventory.

(4)

Under his Consulting Agreement which terminated effective October 1, 2005, Mr. McGuire received a fee of $200,000 during the first year, $225,000 during the second year, and beginning October 3, 2005 would have received $250,000 for the remaining two years of the Agreement.

(5)

Mr. McGuire was entitled to a $30,000 cash bonus for 2005 which has not been paid and can receive an annual bonus of 2.5% of net income, subject to 50% of base salary.

(6)

Paid to Mr. Rushing in 2007.

Each executive is entitled to severance if dismissed without cause as follows: Mr. McGuire (balance of agreement), Mr. Rushing (six months), Mr. Donn (six months for each year of service), Mrs. McGuire and Mr. Odwazny (two months for each year of service) and Mr. Johnson (the lesser of one year’s base salary or the salary due for the remainder of the term). Each executive also agreed to a two-year non-compete following termination of employment.

In September 2006, we appointed Mr. Joe M. Allbaugh, one of our directors, as President of our subsidiary, Ecosphere Systems. We have a Consulting Agreement with a company headed by Mr. Allbaugh, The Allbaugh Company, LLC, which continues on a month-to-month basis. Under the terms of the Consulting Agreement with Mr. Allbaugh’s company, we agreed to pay it a monthly fee of $30,000 per month and have agreed to pay it an 8% commission from all of the revenues received by us or Ecosphere Systems or any of our other subsidiaries from a party introduced to us by Mr. Allbaugh, payable as we collect the revenues. In addition, we shall issue Mr. Allbaugh vested five-year options to purchase 500,000 shares of common stock exercisable as of the date of grant with additional options granted on a pro rata basis for revenues above $10 million. Under the Consulting Agreement, if Mr. Allbaugh introduces us to a third party which acquires any of our assets or capital stock not in the ordinary course of business, we shall pay a 4% fee and issue 500,000 stock options per $10,000,000 of transaction value.

We have agreed to enter into a three-year employment agreement with Mr. Kevin Grady, a 10% shareholder and non-management employee. Mr. Grady is receiving a salary at the rate of $85,000 per year. In addition, we issued Mr. Grady 1,000,000 options to purchase our common stock over a five-year period at $1.00 per share vesting in equal increments of 250,000 shares every six months subject to continued employment on the applicable vesting date.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options, restricted stock that has not vested, and equity incentive plans for each named executive officer outstanding as of December 31, 2006:

	OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Dennis McGuire(1)	1,000,000	(2)			$3.00	6/30/2007
	3,000,000	(2)			$1.00	11/8/2015
	250,000	(3)(4)		750,000(4)	$0.83	5/26/2011
	3,000,000	(2)			$1.30	10/3/2013
Joe M. Allbaugh	66,667		33,333(5)		$1.10	10/2/2015
	1,000,000	(2)			$1.00	6/30/2010
							18,293(6)	$7,134
James C. Rushing III	750,000	(2)			$1.00	8/2/2015
	100,000	(2)			$1.00	12/31/2014
	300,000	(2)			$1.10	12/31/2014
	150,000	(3)(4)		450,000(4)	$0.83	5/26/2011
			50,000(7)		$0.44	12/17/2011

———————

(1)

Does not include his wife who is an executive officer.

(2)

Fully vested.

(3)

Assumes vested subject to the first performance review.

(4)

These options vest every six months over the two-year period beginning on May 26, 2006 subject to performance reviews.

(5)

The remaining unvested amount vests on October 20, 2008, subject to remaining as a director on that date.

(6)

Vests in one-third increments on August 10, 2007, 2008 and 2009 subject to continued service on the Board of Directors at that time.

(7)

These options vest on June 18, 2007, subject to continued service on the Board of Directors at that time.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors and directors who are Named Executive Officers in the Summary Compensation Table were compensated with restricted stock and options in 2006 for services as a director as follows:

Name (a)	Stock Awards ($) (c)	Option Awards ($) (d)	Total ($) (j)
George R. Sterner	$11,111	$573	$11,684
Barry I. Hechtman	$3,472	$11,835	$15,308
J. Francis Lavelle	$1,389	$6,224	$7,613
Charles Vinick	$6,250	—	$6,250

We do not compensate our employees for service on the Board of Directors. All of the equity awards to our non-employee directors were awarded automatically under equity compensation plans approved by our shareholders.

Equity Compensation Plan Information

At our annual shareholders’ meeting in 2006, our shareholders approved the 2006 Equity Incentive Plan, which had been previously approved by our Board of Directors. Our prior Stock Option Plans limited us to providing for automatic awards of stock options to members of our Board of Directors and its committees as well as discretionary grants of options to employees and consultants. Under the Equity Incentive Plan, we may issue up to 10,000,000 discretionary stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

Under the Equity Incentive Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock with the number of shares based upon market price at the time of grant as follows:

Qualifying Event	Restricted Stock(1)(2)
Initial appointment as Chairman of the Board	$150,000
Initial election or appointment of outside directors	$40,000
Initial appointment of an outside director as Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Appointment and annual re-appointment of an outside director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$5,000
Initial appointment as an Advisory Board member	$12,000
Re-election or re-appointment as Chairman of the Board	$75,000
Re-election of an outside director to the Board (except for the Chairman)	$15,000
Re-election or re-appointment as Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Re-appointment to Advisory Board	$3,000

———————

(1)

The director or director advisor may at their option receive restricted stock units in lieu of restricted stock.

(2)

All awards shall vest in three equal installments one, two and three years following the date of each grant, subject to continued service as a director or director advisor on the applicable vesting date.

The exercise price of options or stock appreciation rights granted under the 2006 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of Incentive Stock Options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the Equity Incentive Plan shall expire no later than five years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

A maximum of 10,000,000 shares are available for grant under the Equity Incentive Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Our Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the Equity Incentive Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under this Equity Incentive Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the Equity Incentive Plan, our Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both. Recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares. We will realize a corresponding compensation deduction. Upon the exercise of stock options or stock appreciation rights, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Beginning in 2005, we adopted a policy of providing for “clawback” provisions in our option agreements and intend to provide for them in our agreements under the Equity Incentive Plan. This enables our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

The following chart reflects the number of stock rights we awarded in 2006 to our executive officers and directors under the Equity Incentive Plan following its adoption in August 2006 and earlier stock option plans.

Name	Number of Shares of Restricted Stock or Options	Percent of Total Options Granted to Employees in Fiscal year	Exercise Price per Share	Expiration Date
George R. Sterner(1)	97,561 shares	—	—	—
Joe M. Allbaugh(1)	18,293 shares	—	—	—
Barry Hechtman(1)	30,488 shares	—	—	—
J. Francis Lavelle(1)	15,385 shares	—	—	—
J. Francis Lavelle	100,000 options	—	$.53	July 28, 2016
Charles Vinick(1)	69,231 shares	—	—	—
James C. Rushing III	600,000(2) options	13.0%	$.83	May 26, 2011
James C. Rushing III	50,000 options	1.1%	$.44	December 18, 2011
Dennis McGuire	1,000,000(2) options	21.7%	$.83	May 26, 2011
Michael R. Donn, Sr.	500,000(2) options	10.9%	$.83	May 26, 2011
Michael R. Donn, Sr.	50,000 options	1.1%	$.44	December 18, 2011
Stephen R. Johnson	500,000(2) options	10.9%	$.83	May 26, 2011
Stephen R. Johnson	50,000 options	1.1%	$.44	December 18, 2011
Jacqueline McGuire	250,000 options	5.4%	$.83	May 26, 2011
Jacqueline McGuire	50,000 options	1.1%	$.44	December 18, 2011

———————

(1)

Vesting in one-third increments on August 10, 2007, 2008 and 2009 subject to continued service on the Board of Directors at that time.

(2)

These options vest, if at all, based upon the approval of the Compensation Committee for Mr. and Mrs. McGuire or the Chief Executive Officer for all other officers each six months over the two-year period beginning on May 26, 2006. No action has been taken with regard to vesting. The other options are vested, but cannot be exercised until at least 180 days following December 18, 2006.

In addition to the 2006 Equity Incentive Plan, we previously established the 2003 Stock Option Plan for Outside Directors and Advisory Board Members and the 2003 Equity Incentive Plan. The 2003 Plans authorizes the grant of options to purchase 4,500,000 and 4,000,000 shares of common stock. We do not intend to grant any further options under the 2003 Plans.

Prior to 2006 we granted stock options outside of our stock option plans with various individuals, including executive officers and directors. All options under these grants are fully vested. The options have exercise prices from $1.00 to $5.00 and expire between June 30, 2006 and October 3, 2023.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth the number of shares of Ecosphere’s voting stock beneficially owned as of March 9, 2007 by (i) those persons known by Ecosphere to be owners of more than 5% of its common stock, (ii) each director of Ecosphere, (iii) our chief executive officer and the other executive officers listed in the Summary Compensation Table, and (iv) all executive officers and directors of Ecosphere as a group:

	Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Shares	Percentage
Dennis McGuire and Jacqueline K. McGuire(3)(4)	11,352,500	17.1%
James C. Rushing III(5)(6)	1,415,000	2.4%
Joe M. Allbaugh(6)(7)(8)	1,084,959	1.9%
Vice-Admiral George R. Sterner(9)(10)(11)	1,870,895	3.2%
Michael R. Donn, Sr.(9)(12)	1,119,800	1.9%
Barry I. Hechtman(9)(13)(14)	100,488	*
Stephen R. Johnson(6)(15)	1,173,500	2.0%
J. Francis Lavelle(9)(16)(17)	48,718	*
Charles Vinick(9)(18)(19)	202,564	*
Michael Cristoforo(20)(21)	3,438,814	6.0%
Kevin P. Grady(22) (23)	7,308,122	12.8%
Officers and Directors as a Group (10 persons)	18,335,091	25.3%

———————

*

Less than one percent.

(1)

Except where indicated in other footnotes, each of the persons listed above has the address c/o Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, FL 34997

(2)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. We also sold convertible debentures, which convert to 10,485,223 shares of common stock, and warrants to purchase 7,863,918 shares of common stock to three institutional investors under common control and convertible debentures which convert to 3,061,912 shares of common stock and warrants to purchase 2,298,684 shares of common stock to a trust. However, the Securities Purchase Agreement under which these securities were sold provides that none of the purchasers shall have more than a 4.99% beneficial ownership in Ecosphere and therefore none are 5% beneficial owners which need to be included in this table. The three funds under common control and the trust are:

•

Pierce Diversified Strategy Master Fund LLC Ena

•

Enable Opportunity Fund Partners LP

•

Enable Growth Partners LP

•

Frey Living Trust of 3-20-96

(3)

Includes:

•

90,000 shares of common stock owned by Mrs. McGuire,

•

1,550,000 shares owned jointly.

•

7,250,000 shares issuable upon exercise of vested options owned by Mr. McGuire, which assumes the vesting of 250,000 options related to the first performance review,

•

462,500 shares issuable upon exercise of vested options owned by Mrs. McGuire, which assumes the vesting of 62,500 options related to the first performance review, and

•

2,000,000 shares issuable upon exercise of warrants jointly owned.

Does not include:

•

50,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report,

•

937,500 shares issuable upon exercise of options subject to future performance reviews,

•

863,814 shares which Mrs. McGuire transferred to a trust whose beneficiaries are members of her family, and

•

1,500,000 shares jointly owned by Mr. and Mrs. McGuire which they transferred to two trusts whose beneficiaries are members of the McGuire family.

Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this Report shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. They also disclaim beneficial ownership of the common stock held by the trusts.

(4)

Both are executive officers.

(5)

All of these shares are issuable upon exercise of options, which assumes the vesting of 150,000 options related to the first performance review. Does not include 50,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report. Also does not include 450,000 shares issuable upon exercise of options subject to future performance reviews.

(6)

An executive officer and director.

(7)

Address is 400 North Capitol Street, NW, Suite 475, Washington, DC 20001.

(8)

Includes 18,293 shares of restricted stock which vest in equal increments on August 11, 2007, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 1,066,666 shares of common stock issuable upon exercise of options. Does not include 33,334 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report, subject to remaining as a director on each applicable vesting date.

(9)

A director.

(10)

Includes 97,561 shares of restricted stock which vest in equal increments on August 11, 2007, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 1,775,000 shares of common stock issuable upon exercise of options. Does not include 1,666 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report.

(11)

Address is 2708 Hatmark Street, Vienna, VA 22181.

(12)

Includes 1,025,000 shares of common stock issuable upon exercise of options, which assumes the vesting of 125,000 options related to the first performance review. Does not include 50,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report. Also does not include 375,000,000 shares issuable upon exercise of options subject to future performance reviews.

(13)

Address is 8100 SW 81 Drive, #210, Miami, FL 33143.

(14)

Includes 30,488 shares of restricted stock which vest in equal increments on August 11, 2007, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 70,000 shares of common stock issuable upon exercise of options. Does not include 35,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report, subject to remaining as a director on each applicable vesting date.

(15)

Includes 1,160,000 shares of common stock issuable upon exercise of options, which assumes the vesting of 125,000 options related to the first performance review. Does not include 50,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report. Also does not include 375,000 shares issuable upon exercise of options subject to future performance reviews.

(16)

Address is 245 Park Avenue, New York, NY 10167.

(17)

Includes 15,385 shares of restricted stock which vest in increments of 5,128 shares on August 11, 2007 and 2008 and 5,129 shares on August 11, 2009. Includes 33,333 shares of common stock issuable upon exercise of options. Does not include 66,667 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report.

(18)

Address is 2323 Foothill Lane, Santa Barbara, CA 93105.

(19)

Includes 69,231 shares of restricted stock which vest in equal increments on August 11, 2007, 2008 and 2009, subject to remaining as a director on each applicable vesting date.

(20)

Address is 5155 SW Bimini Circle, Palm City, FL 34990.

(21)

Includes 2,363,814 shares in three trusts of which Mr. Cristoforo is the trustee and for which members of the McGuire family are beneficiaries. Includes 400,000 shares of common stock issuable upon exercise of warrants. Includes 400,000 shares of common stock jointly held by Dennis and Jacqueline McGuire that they may within 60 days of the date of this Report transfer to Mr. Cristoforo in satisfaction of a personal obligation.

(22)

An employee.

(23)

Includes 500,000 shares of common stock issuable upon exercise of options. Does not include 550,000 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had or will have a direct or indirect material interest, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last three completed fiscal years (2004, 2005 and 2006)(except for employment relationships), which are described below.

Due to our limited working capital, we were unable to pay salaries and commissions due to our senior management. These sums were paid following the closing of our December 2006 private placement. The following chart lists the amount of salaries and commissions that were past due, prior to the December 2006 payments.

Name	Salaries and Commissions
Dennis McGuire	$106,680
James C. Rushing III	$ 69,403
Jacqueline K. McGuire	$ 23,080
Stephen R. Johnson	$ 75,912
Michael R. Donn, Sr.	$ 50,947

Additionally, we did not pay The Allbaugh Company $170,000 in consulting fees due to our lack of working capital. This sum was paid in December 2006. The Allbaugh Company is headed by Mr. Joe M. Allbaugh, a director and executive officer.

On May 12, 2006, our Board of Directors approved the 2006 Management Compensation Adjustment Plan. In addition to the reduced salaries, our senior management received in exchange for modifying their employment agreements and receiving additional stock options and the right to commissions based upon gross revenues, which is described in Item 10, “Executive Compensation” section of this Report . The following persons waived the sums listed which they had not received in 2006.

Name	2006 Salaries Waived
Dennis McGuire	$40,054
James C. Rushing III	$ 5,578
Michael R. Donn, Sr.	$ 4,806
Jacqueline K. McGuire	$ 4,005
Stephen R. Johnson	$10,013

Under the 2006 Management Compensation Adjustment Plan, the status of each employee must be reviewed every six months. The initial review will occur following completion of the 2006 audit which audit is part of this report.

Additionally, we owe Mr. McGuire $30,000 representing a guaranteed 2005 bonus and owe Mr. Rushing $20,000 due as a relocation bonus in connection with his becoming an employee in 2005.

In order to meet our working capital needs pending the closing of our December private placement, we borrowed funds from our executive officers, primarily Dennis and Jacqueline McGuire, to meet our working capital needs. All of these loans have been repaid without interest.

On November 5, 2004, Mr. Dennis McGuire and his wife, Mrs. Jacqueline K. McGuire, exchanged $898,044 they had previously loaned to us, together with $101,956 in interest payable on those loans, for a $1,000,000 convertible note and warrants to purchase 1,000,000 shares of common stock at $1.00 and another 1,000,000 shares at $1.25 per share in our private placement. Mr. and Mrs. McGuire simultaneously converted that note into 1,000,000 shares of common stock.

Each of our officers and directors and Mr. Kevin Grady, a 10% shareholder who is an employee, signed lock-up agreements in connection with the closing of our December 2006 private placement in which they agreed not to sell any of their shares of common stock for 90 days until May 3, 2007.

Effective December 1, 2005, we entered into a Representation Agreement with Vice-Admiral George R. Sterner, who is our Chairman of the Board of Directors, and a retired Vice-Admiral of the United States Navy. We issued Vice-Admiral Sterner 1,000,000 five-year options to purchase our common stock at $1.00 per share, all of which are now vested. Additionally, if Vice-Admiral Sterner arranges any introductions which result in our receiving financing or selling assets not in the ordinary course of business, we have agreed to pay him additional fees consisting of cash and options. At December 31, 2005, we owed Vice-Admiral Sterner $33,914 in commissions for 2003 and 2004 arising from a prior Consulting Agreement which expired in 2003. We paid him $25,000 in 2006, leaving a balance of $22,703. Additionally, Vice-Admiral Sterner lent us $240,000 in 2003 in exchange for a $240,000 note. Additionally, the current balance at December 31, 2006 with accrued interest was approximately $318,709. We recently issued a new note of $341,412, to Vice Admiral Sterner, which includes the commissions which are due him. The note provides for interest of prime plus 2% to accrue only on the $240,000 we borrowed from Vice-Admiral Sterner. We also agreed to make payments of $40,000 per quarter beginning on March 31, 2007 with payments to be applied first to interest, next to commissions and finally to principal.

Effective July 1, 2005, we entered into a one-year agreement with The Allbaugh Company, which is headed by Mr. Joe M. Allbaugh, a director of Ecosphere and now the president of Ecosphere Systems. For the first year, we paid The Allbaugh Company $20,000 a month for the first six months and $30,000 a month beginning in 2006. The Agreement has continued month-to-month. Additionally, we issued The Allbaugh Company five-year options to purchase 1,000,000 shares of our common stock at $1.00 per share. See the discussion of all of the terms of the Consulting Agreement in Item 10,“Executive Compensation.”

In August 2005, we made a one-time grant of stock options to Messrs. William Owens, James C. Rushing III and George R. Sterner for prior services as Chairman of the Board as summarized in the table below. These options are all vested.

Name	Number of Options	Exercise Price per Share	Expiration Date
Admiral William Owens(1)	1,250,000	$1.00	August 2, 2015
James C. Rushing III(1)	750,000	$1.00	August 2, 2015
Vice-Admiral George R. Sterner(2)	500,000	$1.00	August 2, 2015

———————

(1)

Former Chairman of the Board of Ecosphere.

(2)

Current Chairman of the Board of Ecosphere.

On April 29, 2005, we purchased a total of 733,334 shares of our common stock at $1.00 per share from Mr. Jean-Michel Cousteau and two other shareholders affiliated with Mr. Cousteau, one of whom, Mr. Charles Vinick is now a member of our Board of Directors. We issued these three shareholders notes due December 31, 2005, which notes were payable with a portion of the proceeds from revenues from the sale of our coating removal systems and our private placement offering. Effective in September 2005, the transaction was reversed with no payments of principal or interest paid by us. Mr. Cousteau resigned as a member of our Board of Directors effective April 29, 2005 and joined our Board of Advisors on the same date. In December 2006, Mr. Cousteau was appointed a director emeritus of Ecosphere Technologies.

In addition to Mrs. Jacqueline McGuire and Mr. Michael R. Donn, Sr., Ecosphere Systems’ Executive Vice President and Chief Operating Officer and a director of Ecosphere, being the wife and brother-in-law of Mr. Dennis McGuire, our Chief Executive Officer, three other members of their families are employed by Ecosphere. Except for Mr. and Mrs. McGuire and Mr. Donn, none of these family members receive $60,000 or more per year in compensation. Ecosphere believes that based upon the services it receives from these related parties, the compensation is fair to Ecosphere.

In December 2005, we accelerated the vesting of options held by certain executive officers. Our Board of Directors decided not to accelerate the vesting of its own options because of concerns about shareholder perception. The options vested were:

Executive	Number
Dennis McGuire	2,000,000
Michael R. Donn, Sr.	33,334
John P. Odwazny(1)	100,001
Jacqueline K. McGuire	66,668

———————

(1)

Mr. Odwazny is currently Chief Operating Officer of Envirobotic Solutions and no longer is an executive officer of Ecosphere.

Since our inception in 1998, we have owed $40,000 to a company controlled by Dennis and Jacqueline McGuire, two or our executive officers. We repaid $6,000 in March 2007.

Board of Directors Independence

Our Board has determined that the following individuals qualify as independent directors within the meaning of the Nasdaq rules:

Barry Hechtman

J. Francis Lavelle

Charles Vinick

Audit Committee

Our Board has determined that Barry Hechtman does but Vice-Admiral George R. Sterner does not meet the independence standards for audit committee members under the SEC and Nasdaq rules.

Item 13.

Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(11)
4.2	Form of Convertible Promissory Note(2)
4.3	Form of Senior Convertible Debenture(3)
4.4	Form of Convertible Promissory Note – 12%(11)
4.5	Form of Warrant ($1.00)(2)
4.6	Form of Warrant ($1.25)(2)
4.7	Form of Warrant ($0.451)(3)
4.8	Form of Warrant ($0.4715)(3)
10.1	Securities Purchase Agreement(3)(4)
10.2	2006 Equity Incentive Plan(5)
10.3	2003 Stock Option Plan for Outside Directors and Advisory Board Members(6)
10.4	2003 Equity Incentive Plan(6)
10.5	Amendment to the 2003 Stock Option Plan for Outside Directors and Advisory Board Members(7)
10.6	Amendment to the 2003 Equity Incentive Plan(7)
10.7	Employment Agreement with Dennis McGuire(7)
10.8	Employment Agreement with James C. Rushing III(2)
10.9	Employment Agreement with Stephen R. Johnson(6)
10.10	Employment Agreement with Michael R. Donn, Sr.(7)
10.11	Employment Agreement with Jacqueline K. McGuire(2)
10.12	Agreement with The Allbaugh Company LLC(8)
10.13	Agreement with Vice-Admiral George R. Sterner(7)(9)
10.14	Form of 2006 Management Compensation Adjustment Plan(10)
10.15	Form of Amendment to 2006 Management Compensation Adjustment Plan(11)
10.16	2006 Management Compensation Adjustment Plan (Dennis McGuire)(12)
10.17	Amendment to 2006 Management Compensation Adjustment Plan (Dennis McGuire)
10.18	Form of Stock Option Agreement(11)
10.19	Form of Restricted Stock Agreement(5)
10.20	Form of Lock-Up Agreement(3)
10.21	Form of Registration Rights Agreement(3)
10.22	Promissory Note Extension Agreement with Robert Baratta(13)
10.23	Promissory Note Extension Agreement with Heller Capital Partners
21	Subsidiaries
23.1	Consent of Tedder, James, Worden & Associates, P.A.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 1350)
32.2	Certification of Chief Financial Officer (Section 1350)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-KSB filed on April 15, 2005.

(3)

Contained in Form 8-K filed on December 20, 2006.

(4)

The Securities Purchase Agreement contains representations and warranties the parties to Securities Purchase Agreement made to each other. The statements made in those representations and warranties are qualified by information in confidential disclosure schedules that were in connection with signing the Securities Purchase Agreement. While we do not believe that the disclosure schedules contain information that the securities laws require to be publicly disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the attached Securities Purchase Agreement. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts, since they are modified by the underlying disclosure schedules. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the

Securities Purchase Agreement, which subsequent information may or may not be fully reflected in any subsequent public disclosures.

(5)

Contained in Form 10-QSB filed on December 11, 2006.

(6)

Contained in Form 10-KSB filed on April 29, 2004.

(7)

Contained in Form 10-KSB filed on April 4, 2006.

(8)

Contained in Form 10-QSB filed on August 22, 2005.

(9)

Portions subject to a Request for Confidential Treatment.

(10)

Contained in Form 10-QSB filed on August 10, 2006.

(11)

Contained in Form SB-2 filed on January 18, 2007.

(12)

Contained in Form 8-K filed on June 2, 2006.

(13)

We have omitted a schedule which is not required to be publicly disclosed.

Item 14.

Principal Accountants Fees and Services.

Ecosphere’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service fees and its appointment of Tedder, James & Worden, P.A. as Ecosphere’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Tedder, James & Worden, P.A. in 2006 were approved by the Audit Committee. The following table shows the fees for the fiscal years ended December 31, 2006 and 2005.

	2006	2005
Audit Fees	$112,744	$120,108
Audit Related Fees	$2,135	—
Tax Fees	$9,480	$9,218
All Other Fees	—	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007

ECOSPHERE TECHNOLOGIES, INC.

By:	/s/ DENNIS MCGUIRE
Dennis McGuire
Chief Executive Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ GEORGE R. STERNER	Chairman of the Board of Directors	April 2, 2007
George R. Sterner
/s/ JAMES C. RUSHING III	Chief Financial Officer, (principal financial and accounting officer) and Director	April 2, 2007
James C. Rushing III
/s/ JOE M. ALLBAUGH	Director	April 2, 2007
Joe M. Allbaugh
/s/ MICHAEL R. DONN, SR.	Director	April 2, 2007
Michael R. Donn, Sr.
/s/ BARRY HECHTMAN	Director	April 2, 2007
Barry Hechtman
/s/ STEPHEN R. JOHNSON	Director	April 2, 2007
Stephen R. Johnson
/s/ J. FRANCIS LAVELLE	Director	April 2, 2007
J. Francis Lavelle
/s/ CHARLES VINICK	Director	April 2, 2007
Charles Vinick

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. (formerly UltraStrip Systems, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in capital deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficit, and has redeemable convertible cumulative preferred stock eligible for redemption. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 28, 2007

ECOSPHERE TECHNOLOGIES, INC

(formerly UltraStrip Systems, Inc.)

Consolidated Balance Sheet

	December 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$1,989,758	$167,956
Accounts receivable	20,923	20,201
Inventories	187,910	848,146
Advance to related party	—	25,110
Prepaid expenses and other current assets	66,880	130,972
TOTAL CURRENT ASSETS	2,265,471	1,192,385
Property and equipment, net	1,244,086	138,614
Patents, less accumulated amortization of $ 43,539 and $36,711 respectively	69,118	75,946
Debt acquisition costs, net of amortization of $ 4,344	232,156	—
Other assets	5,000	26,239
TOTAL ASSETS	$3,815,831	$1,433,184
LIABILITIES, REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK AND CAPITAL DEFICIT
CURRENT LIABILITIES
Accounts payable	$330,733	$479,960
Accounts payable – related parties	28,380	347,938
Accrued expenses	748,548	1,103,575
Notes payable to related parties – current portion	259,072	1,703,676
Notes payable to third parties – current portion	2,069,614	431,819
TOTAL CURRENT LIABILITIES	3,436,347	4,066,968
Notes payable to related parties – less current portion	558,310	—
Notes payable to third parties – less current portion	3,429,536	368,000
TOTAL LIABILITIES	7,424,193	4,434,968
Minority interest in consolidated affiliates	—	521,406
REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES A, 250 shares authorized; 9 and 28 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears	1,095,681	1,518,848
REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK SERIES B, 4,000 shares authorized; 464 and 1,054 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears	2,707,811	4,036,275
COMMITMENTS AND CONTINGENCIES (Note 13)
CAPITAL DEFICIT
COMMON STOCK, $0.01 par value; 150,000,000 shares authorized; 56,487,639 and 52,168,788 shares issued and outstanding, respectively.	564,877	521,688
Additional paid in capital	38,762,072	30,980,165
Accumulated deficit	(46,738,803)	(40,580,166)
Total capital deficit	(7,411,854)	(9,078,313)
TOTAL LIABILITIES, REDEEMABLE CONVERTIBLE PREFFERED STOCK AND CAPITAL DEFICIT	$3,815,831	$1,433,184

See accompanying notes to Consolidated Financial Statements

ECOSPHERE TECHNOLOGIES, INC

(formerly UltraStrip Systems, Inc.)

Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005

REVENUES	$2,414,155	$249,892

COST OF REVENUES	1,513,448	137,445

GROSS PROFIT	900,707	112,447

OPERATING EXPENSES
Selling, general and administrative	4,554,552	4,879,515
Impairment of inventory	50,000	225,504
Impairment of investment in affiliate	38,592	—
Gain on settlement of accrued expenses	(130,073)	—
Non-cash compensation expense	520,692	885,839

TOTAL OPERATING EXPENSES	5,033,763	5,990,858

LOSS FROM OPERATIONS	(4,133,056)	(5,878,411)

OTHER (INCOME) EXPENSE:
Other (Income) / expense	6,164	(18,471)
Interest Expense	2,060,368	1,362,009

Total other expense	2,066,532	1,343,538

Minority Interest in net loss of consolidated affiliates	(40,951)	(9,410)

NET LOSS	(6,158,637)	(7,212,539)

PREFERRED STOCK DIVIDENDS	(198,369)	(368,500)

NET LOSS APPLICABLE TO COMMON STOCK	$(6,357,006)	$(7,581,039)

NET LOSS PER COMMON SHARE (BASIC AND DILUTED)	$(0.12)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and Diluted	54,533,670	48,977,468

See accompanying notes to Consolidated Financial Statements

ECOSPHERE TECHNOLOGIES, INC.

(formerly UltraStrip Systems, Inc.)

Consolidated Statement of Changes in Capital Deficit

	Common Stock (Shares)	Common Stock (Amount)	Additional Paid In Capital	Accumulated Deficit	Total Capital Deficit

Balance at December 31, 2004	46,074,613	$460,746	$23,927,943	$(33,367,627)	$(8,978,938)

Common stock issued in settlement of liabilities	5,691,550	56,916	5,634,634	—	5,691,550
Issuance of warrants for financing	—	—	904,275	—	904,275
Warrants exercised for common stock	402,625	4,026	(4,026)	—	—
Preferred stock dividends	---	---	(368,500)	---	(368,500)
Issuance of warrants and stock options to consultants as compensation	—	—	885,839	—	885,839
Net loss	—	—	—	(7,212,539)	(7,212,539)

Balance at December 31, 2005	52,168,788	$521,688	$30,980,165	$(40,580,166)	$(9,078,313)

Common stock issued for cash	813,008	8,130	291,870	—	300,000
Common stock issued in settlement of liabilities	1,178,000	11,780	1,116,220	—	1,128,000
Common stock issued as inducement for loans	550,000	5,500	429,500	—	435,000
Common stock issued as payment for interest	6,085	61	5,720	—	5,781
Issuance of warrants for financing	—	—	1,685,245	—	1,685,245
Beneficial conversion feature of debentures	—	—	1,762,935	—	1,762,935
Exercise of warrants with cash	228,125	2,281	100,531	—	102,812
Conversion of preferred stock (Series A and B) into common stock	948,650	9,487	1,940,513	—	1,950,000
Issuance of common stock to consultant as compensation	100,000	1,000	82,000	—	83,000
Warrants exercised for common stock and other items	394,983	3,950	(3,950)	—	—
Settlement of liabilities to exercise warrants	100,000	1,000	49,000	--	50,000
Non-cash vesting of stock based compensation to employees, board and consultants	—	—	520,692	—	520,692
Preferred stock dividends	—	—	(198,369)	—	(198,369)
Net loss	—	—	—	(6,158,637)	(6,158,637)

Balance at December 31, 2006	56,487,639	$564,877	$38,762,072	$(46,738,803)	$(7,411,854)

See accompanying notes to Consolidated Financial Statements

ECOSPHERE TECHNOLOGIES, INC.

(formerly UltraStrip Systems, Inc.)

Consolidated Statement of Cash Flows

	For the Years Ended December 31,
	2006	2005

OPERATING ACTIVITIES:
Net loss	$(6,158,637)	$(7,212,539)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	188,807	191,635
Accretion of discount on notes payable	1,140,347	1,016,322
Provision for inventory impairment	50,000	225,504
Gain on settlement of accrued expenses	(130,073)	—
Non-cash expense to renew loan	364,762	—
Warrants and stock options issued for services	520,692	885,839
Common stock issued for services	67,437	—
Minority interest in consolidated affiliates	(40,951)	(9,410)
Changes in operating assets and liabilities
Accounts receivable	(722)	27,624
Inventories	610,236	(841,410)
Prepaid expenses and other current assets	79,654	17,932
Advance to related party	25,110	(25,110)
Other assets	21,239	(26,239)
Accounts payable	(168,864)	(3,009)
Accounts payable – related parties	(31,436)	(279,576)
Accrued expenses	117,815	593,807

Net cash used in operating activities	(3,344,584)	(5,438,630)

INVESTING ACTIVITIES:
Purchase of property and equipment	(1,079,155)	(60,200)

Net cash used in investing activities	(1,079,155)	(60,200)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	7,543,000	5,516,550
Proceeds from issuance of notes payable and warrants to related parties	564,000	270,885
Debt acquisition costs	(236,500)	—
Repayments of notes payable	(40,828)	(446,320)
Repayments of notes payable to related parties	(1,963,234)	(388,550)
Proceeds from issuance of common stock	300,000	—
Proceeds from exercise of warrants	102,813	—
Investment by minority interest		576,017
Return of investment in affiliate	21,491	—
Distribution to affiliate partners	(45,201)	(45,201)

Net cash provided by financing activities	6,245,541	5,483,381

Net increase (decrease) in cash	1,821,802	(15,449)

Cash, beginning of year	167,956	183,405

Cash and cash equivalents, end of year	$1,989,758	$167,956

See accompanying notes to Consolidated Financial Statements

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. Ecosphere’s mission is to become a globally branded company known for developing and introducing innovative clean technologies to the world marketplace. We envision a world in which business, industry, government and environmental groups collaborate effectively to harness clean energy and clean technology to protect and conserve our vital natural resources for current and future generations. As part of this vision, we help identify, patent, develop and expect to license environmentally responsible technologies with the potential for practical, economical and sustainable applications across industries throughout the world. Our business model focuses on joining with other companies, primarily national and international companies, where we provide our intellectual property and the other company provides its marketing prowess and extensive network of governmental and other relationships and, if applicable, manufactures our products.

The accompanying consolidated financial statements include the accounts of Ecosphere Technologies, Inc., (“Ecosphere” or the “Company”), its wholly-owned subsidiaries, Ecosphere Systems, Inc. (“ESI”), UltraStrip Envirobotic Solutions, Inc. (“UES”), and Ecosphere Energy Solutions, Inc. (EES) and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). ESI was formed during the first quarter of 2005 and markets the Company’s water filtration technologies. UES was formed in October 2005 to market, produce and service the maritime coating removal industry. EES was organized in November 2006 to develop and market clean technology mobile micro utility products. USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

The Company has been associated with two entities which have been consolidated into the Company’s financial statements prior to this report in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

The first entity, USJ was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005. On June 28, 2006, the Company sold all but 5% of its shares to the other partners in USJ. Based upon this transaction and the lack of the Company’s ability to control USJ, USJ’s financial statements will not be consolidated with the Company after June 28, 2006.

The second entity, RIG, was organized in December 2004. The purpose of RIG was to purchase a M3500 robotic vehicle from the Company and lease the M3500 to USJ. That lease is now terminated and the M3500 was sold to an unaffiliated Japanese joint venture in February 2006. Given these transactions, the associated rationale for RIG being considered a variable interest entity no longer exists and RIG’s financial statements have not been consolidated with the Company after March 31, 2006.

CASH AND CASH EQUIVALENTS

The Company periodically maintains cash balances in financial institutions in excess of the federally insured limit.

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of a money market account.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. The Company generally requires deposits or letters of credit from customers when purchasing its robotic hydro-jetting systems or water filtration systems. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. No provision for uncollectible accounts at December 31, 2006, and 2005 was considered necessary based upon management's estimate of future uncollectible accounts.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method. During the years ended December 31, 2006 and December 31, 2005, the Company determined that some of its inventory was recorded at a value in excess of its market value. Based upon discussions with potential buyers of the inventory, we took an impairment charge in 2006 of $50,000 and in 2005 of $225,504. At December 31, 2006, inventory consisted of $187,910 of spare parts. At December 31, 2005, inventory consisted of $795,000 of finished goods and $53,146 of spare parts.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

PATENTS

Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2006 and 2005 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $6,828 for each of the years ended December 31, 2006 and 2005.

DEBT ACQUISITION COSTS

In connection with the debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various parties. The Company capitalizes these costs and amortizes them over the life of the debenture, using the effective interest method of amortization.

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

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from water-jetting and water-filtration service contracts is recognized ratably over the service period or as the service is rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred until the services are performed or the goods are delivered. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues. The 2006 revenues include $234,000, which was for services performed in 2005; because of the uncertainty of collection, we recognized these revenues upon collection in 2006.

RESEARCH AND DEVELOPMENT

Expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $143,223 and $39,210 for the years ended December 31, 2006 and 2005, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. Advertising costs are charged to operations when incurred; such amounts aggregated $4,757 in 2006 and $11,373 in 2005.

STOCK-BASED COMPENSATION

The Company had accounted for stock options issued to non-employees, under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”). The Company’s issuance of employee stock options had been accounted for using the intrinsic value method under APB Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). SFAS No. 123 as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation -- Transition and Disclosure” required the Company to provide pro forma information regarding net earnings and earnings per common share as if compensation cost for the Company’s stock options had been determined in accordance with the fair value based method prescribed in SFAS No. 123.

During 2005, we granted stock options to our employees at exercise prices equal to or greater than the fair value of the shares at the date of grant and had accounted for these stock option grants in accordance with APB 25. Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

In December 2004, APB 25 and SFAS No. 123 were replaced by Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which is effective for all accounting periods beginning after December 15, 2005. We have adopted Statement 123(R) effective on January 1, 2006 and we now recognize an expense for the fair value of our unvested outstanding stock options as of December 31, 2005, which will be expensed as the stock options vest. Statement 123(R) required the Company to select one of three transition methods; prospective, retroactive or modified prospective. The Company has elected to use the modified prospective transition method. Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest. Additionally the portion of outstanding awards for which the requisite service has not been rendered, is recognized as compensation expense based upon the grant-date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock-Based Compensation.”

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees:

For the year ended December 31,	2005
Net loss applicable to common stock, as reported	$(7,581,039)
Add: Stock-based employee compensation included in reported net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,702,413)
Pro forma net loss applicable to common stock	$(10,283,452)
Basic loss per common share as reported	$(0.16)
Basic loss per common share pro forma	$(0.21)

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the year ended December 31,	2006	2005

Risk free interest rate	4.57 - 5.22%	4.22-4.54%
Expected life	5-10 years	5-10 years
Expected volatility	1.00 – 25.53%	0%
Dividend yield	0.0	0.0

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

As of December 31, 2006, there was $521,072 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans, $36,900 relates to options granted in 2005 and $484,172 relating to options granted in 2006. This unrecognized compensation cost is expected to be recognized over the next two years.

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

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial assets, including cash, accounts receivable and of certain financial liabilities (accounts payable, accounts payable - related parties and accrued expenses), approximate fair value because of their short maturities. Based upon the Company's estimate of its current incremental borrowing rate for loans with similar terms and average maturities, the carrying amounts of notes payable to related parties and notes payable approximate fair value.

Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's Common stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $235,000 and $1,552,090 as of December 31, 2006 and 2005.

Based upon the conversion terms of the Company's convertible debentures and the estimated current fair value of the Company's Common stock into which the debentures is convertible, the fair value of the debentures aggregate approximately $6,545,000 and $385,000 as of December 31, 2006 and 2005.

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

RECLASSIFICATIONS

Certain amounts included in the 2005 consolidated balance sheet have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on total assets, liabilities, or capital deficit.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. FIN 48 was effective for the Company beginning January 1, 2007. The Company has not determined the effect, if any, this statement will have on its financial statements.

2.

GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2006, the Company incurred losses of approximately $6.2 million, had a working capital deficiency of $1.2 million, had outstanding redeemable convertible cumulative preferred stock and had not reached a profitable level of operations and had not generated positive cash flow form operations, all of which raise substantial doubt about the Company's ability to continue as a going concern.

The Company's continued existence is dependent upon achieving sufficient sales levels and its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally.

The Company plans to reduce its working capital requirements by generating revenues from the sale and lease of equipment and aggressive management of variable expenses. Working capital limitations may impinge on

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

day-to-day operations. The continued support and forbearance of its lenders and preferred shareholders will be required, although this is not assured.

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

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

The major components of prepaid expenses and other are as follows:

	December 31,
	2006	2005
Vendor deposits	$29,000	$14,940
Deposit on option to purchase building	—	63,000
Prepaid consulting fees	15,562	20,000
Other	22,318	33,032

Total prepaid expenses and
other assets	$66,880	$130,972

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

		December 31,
	Est Useful Lives	2006	2005
Plant and machinery	5 years	$717,954	$717,954
Coating removal and water filtration equipment	5 years	1,331,816	54,082
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,233
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	162,306	156,933
		2,744,675	1,461,568
Less accumulated depreciation		(1,500,589)	(1,322,954)
		$1,244,086	$138,614

Depreciation expense for the years ended December 31, 2006 and 2005 aggregated $177,635 and $184,808, respectively.

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31,
	2006	2005
Accrued interest	$237,593	$203,141
Accrued consulting	236,000	219,000
Accrued payroll and related benefits	149,081	607,401
Other accrued expenses	85,874	22,003
Accrued professional fees	40,000	27,000
Customer deposits	—	25,000
Total accrued expenses	$748,548	$1,103,575

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.

NOTES PAYABLE

(A.)

RELATED PARTY

Notes payable to related parties consist of the following:

	December 31,
	2006	2005

Notes payable to former Director and shareholder consisted of (1) $1,000,000 note payable, due on September 14, 2004, collateralized by all existing equipment and machinery utilized to manufacture the Company's product and (2) $125,000 note payable, due on September 14, 2004, secured by all existing equipment and machinery utilized to manufacture the Company's product; $20,000 note payable, interest at prime plus 2%, due upon demand. Effective August 2005 and February 2006, the Company and former Director entered into note modifications and extension agreements which adjusted the principal amount to include the interest accrued to date and modified the payment terms. Final payment made on Dec 19, 2006.

	$—	$1,286,341
Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010.	429,882	—
Unsecured note payable to shareholder, interest at 18%, due upon demand.	50,000	50,000
Unsecured notes payable to Director, interest at prime plus 2% (10.25% at December 31, 2006). Effective January 1, 2007, the Company and Director modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note.	240,000	240,000
Unsecured bridge finance notes payable of $10,000 to shareholders, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand.	10,000	10,000
Unsecured note payable to a company owned by Ecosphere’s CEO and SVP of Administration, interest at prime plus 2% (10.25% at December 31, 2006), due upon demand	40,000	40,000
Unsecured note payable to former shareholder and director of UltraStrip Japan, Ltd, interest at 5%, due on demand.	47,500	47,500
Unsecured note payable of UltraStrip Japan, Ltd to the partners in USJ, excluding amounts owed the Company. This note was settled when the Company’s ownership was reduced in June 2006.	—	24,835
Unsecured note payable to shareholder. Note was repaid on January 31, 2006, with no interest.	—	5,000
Total related party notes payable	$817,382	$1,703,676
Less current portion	(259,072)	(1,703,676)
Related party notes payable – net of current portion	$558,310	$—

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(B.)

OTHER

Notes payable, other, consist of the following:

	December 31,
	2006	2005
Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238, issued at an original discount, with warrants. Debentures are convertible into common stock at $0.369 per share. Warrants are exercisable at $0.4715 per share. At December 31, 2006, discounts total $3,221,002 (see note below)	$2,374,236	$—
Unsecured notes payable, net of unamortized discount, interest at prime plus 2% (10.25% at December 31, 2006), due as follows: $50,000 due on February 21, 2007 and $1,297,870 on July 13, 2007. The principal amount of these notes as of December 31, 2006 is $1,347,870, net of unamortized loan discount of $45,444.	1,302,426	398,000
Unsecured bridge finance notes payable of $1,175,000, net of discount of $22,382, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand. On March 6, 2007, $1,000,000 of these notes were modified and extended, with the principal amount of $1,000,000 now due March 6, 2008. (See Note 16)	1,152,618	361,193
Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issue dates through August 2007.	325,000	—
Unsecured notes payable of $550,000, net of discount of $362,250, issued with one restricted common share for each dollar invested Interest at 8%, due 12 months from the respective issues dates through November 2007.	187,750	—
Installment note, payable $3,319 monthly through December 2006, collateralized by equipment.	—	39,826
Installment note, payable $9,518 monthly through June 2008, collateralized by equipment, interest at 11.1%	157,120	—
Total notes payable	$5,499,150	$799,819
Less current portion	(2,069,614)	(431,819)
Notes payable – net of current portion	$3,429,536	$368,000

December 2006 Convertible Debenture Financing

On December 15, 2006, the Company raised gross proceeds, after original issue discount, of $4,700,000 from the private placement of $5,595,238 of its three-year 9% Senior Convertible Debentures (the “Debentures”) to accredited institutional investors (the “Investors”). The Debentures are convertible into shares of common stock at the holder’s option at any time at an initial conversion price of $0.369 per share. In connection with the issuance of the Debentures, the Company issued to the Investors warrants to purchase up to 11,372,435 shares of the Company’s common stock at a per share exercise price of $0.4715, exercisable for five years from the date of issuance. The relative fair value of these warrants at closing was $942,097. Upon expiration, provided that the closing price of the common stock is higher than the exercise price, the warrants will be automatically exercised by means of a cashless exercise provision. The effect of the relative fair value of these warrants combined with the conversion price creates a beneficial conversion feature. The value of the beneficial conversion feature at the date of issue is $1,412,158.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Upon the occurrence of certain change in control transactions, as defined, the holders of the Debentures may elect to require the Company to redeem all or a portion of the then outstanding debentures for cash. If, at any time after the December 2006 Private Placement, the trading price, as defined, of the Company’s common stock for each of any 30 consecutive trading days (the “measurement period”) exceeds 200% of the then effective conversion price, the Company may require the Investors to convert all or a part of the then outstanding Debentures plus, if so specified by the Company, any accrued but unpaid interest, liquidating damages and other amounts owing to the holder to common stock.

The Debentures mature on December 15, 2009. Interest on the Debentures accrues at the rate of 9% per annum, payable upon conversion or quarterly (January 1, April 1, July 1, and October 1, of each year, with the first scheduled payment date being April 1, 2007) or upon maturity, whichever occurs first, and will continue to accrue until the Debentures are fully converted and/or paid in full. Interest is payable, at the option of the Company, either (i) in cash, or (ii) in shares of common stock at the lesser of the conversion price or 15% discount from the public trading price. The Company recorded interest expense related to these Debentures of $49,180 in the accompanying consolidated financial statements for the year ended December 31, 2006.

The conversion price of the Debentures and the exercise price of the warrants are subject to adjustment for certain future dilutive issuances of securities, as defined in the agreement. The Debentures are subject to certain events of default. Upon the occurrence of any such event, the outstanding principal, plus any accrued but unpaid interest and liquidating damages will become, at the Investors’ election, immediately due and payable in cash at the Mandatory Default Amount, as defined.

In connection with the December 2006 Private Placement, two parties were paid aggregate cash commissions equal to $235,000. This amount has been capitalized as debt acquisition costs and is being amortized over the thirty-six month term of the Debentures using the effective interest method.

The debentures preclude the Company from paying dividends.

Future cash payment obligations for notes payable are as follows:

Years ending December 31,
2007	$2,758,761
2008	1,299,696
2009	5,787,171
2010	121,982
Total	$9,967,610

7.

COMMON STOCK

Issuances of the Company’s common stock during the year ended December 31, 2006 included the following:

a)

1,178,000 restricted, unregistered shares of common stock were issued to lenders in exchange for $1,128,000 of debt;

b)

948,650 restricted, unregistered shares of common stock were issued upon conversion of 19 shares of Series A Preferred Stock and 590 shares of Series B Preferred Stock with a value at $1,950,000;

c)

813,008 restricted, unregistered shares of common stock were issued for $300,000 cash;

d)

550,000 restricted, unregistered shares of common stock were issued as inducement for $550,000 of 8% one year notes;

e)

394,983 restricted, unregistered shares of common stock were issued for 228,500 warrants and other items at no cost;

f)

228,125 restricted, unregistered shares of common stock were issued for 228,125 warrants, at various exercise prices, for a total of $102,813 cash;

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

g)

100,000 restricted, unregistered shares of common stock were issued for 100,000 warrants, exercised for no cash, but in exchange for $50,000 of debt; and

h)

100,000 restricted, unregistered shares of common stock, with a value of $83,000, were issued to a consultant as inducement for services; and 6,085 shares of restricted, unregistered shares of common stock, with a value of $5,671 were issued as payment for interest.

Issuances of the Company's common stock during the year ended December 31, 2005 included the following:

a)

5,691,550 restricted, unregistered shares of common stock were issued to lenders in exchange for $5,691,550 of debt and

b)

402,625 restricted, unregistered shares of common stock were issued for 402,625 warrants exercised at no cost per warrant.

The Company's outstanding options and warrants to acquire common stock and shares of common stock issuable upon conversion of outstanding convertible debt and redeemable convertible cumulative preferred stock, all aggregating 76,237,452 and 39,417,821 shares of common stock at December 31, 2006 and 2005, are not included in the computation of loss per share because the effects of inclusion would be anti-dilutive.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

SERIES A

During the year ended December 31, 1999, the Company issued 62 shares of Series A Redeemable Convertible Cumulative Preferred Stock at $25,000 per share for net proceeds of $1,550,000. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends. They are redeemable at the option of the holder at $25,000 per share plus accrued dividends upon the occurrence of a change of control event.

The Series A Redeemable Convertible Cumulative Preferred Stock provides annual dividends, at the rate of $3,750 per share, payable in cash, which are cumulative and have priority over dividends on the Series B preferred and common stock. Dividends in arrears at December 31, 2006 and 2005 were $870,681 and $818,848, respectively.

Each share of Series A Redeemable Convertible Cumulative Preferred Stock is convertible into 24,000 shares of common stock at the holder's option, and is non-voting. The Series A preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the year ended December 31, 2006, nineteen (19) shares of Series A preferred stock were converted into common stock. In the event of dissolution, the holders of Series A preferred shall be entitled to receive $25,000 per share, plus accrued dividends, prior to any distribution to holders of Series B preferred stock and the holders of common stock.

At December 31, 2006 and 2005, 9 and 28 shares of Series A Redeemable Convertible Cumulative Preferred Stock, respectively, were outstanding.

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

The Series B Redeemable Convertible Cumulative preferred stock provides annual dividends, at the rate of $250 per share, payable in cash, which are cumulative and have priority over dividends on the common stock. Dividends in arrears at December 31, 2006 and 2005 were $1,547,791 and $1,401,275, respectively.

Each share of Series B preferred is convertible into 835 shares of common stock at the holder's option, and is non-voting. The Series B preferred shall automatically be converted into common stock in the event of an underwritten public offering. During the years ended December 31, 2006, 590 shares of Series B preferred stock

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

were converted into common stock. In the event of dissolution, the holders of Series B preferred shall be entitled to receive $3,000 per share, plus accrued dividends, prior to any distribution to holders of common stock.

At December 31, 2006 and 2005, 464 and 1,054 shares of Series B Redeemable Convertible Cumulative Preferred Stock, respectively, were outstanding.

9.

STOCK OPTIONS AND WARRANTS

EMPLOYEE FIXED STOCK OPTION PLANS:

On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2006, no options are outstanding under this plan.

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2006, options to purchase 299,997 shares of common stock at $3.00 per share were outstanding under the plan.

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2006, options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provided for the granting of 2,000,000, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. As of December 31, 2006, options to purchase 3,233,333 shares of common stock at exercise prices ranging from $0.53 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

In May 2006, the Board approved the 2006 Equity Incentive Plan, and as part of that approval, closed the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors) from any additional grants.

2006 Equity Incentive Plan

Approved in May 2006, this plan provides for the Company to issue up to 10,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

Under the 2006 Equity Incentive Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock with the number of shares based upon market price at the time of grant as follows:

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Qualifying Event	Restricted Stock(1)(2)

Initial appointment as Chairman of the Board	$150,000
Initial election or appointment of outside directors	$40,000
Initial appointment of an outside director as Chairman of the following: Audit
Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Appointment and annual re-appointment of an outside director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$5,000
Initial appointment as an Advisory Board member	$12,000
Re-election or re-appointment as Chairman of the Board	$75,000
Re-election of an outside director to the Board (except for the Chairman)	$15,000
Re-election or re-appointment as Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Re-appointment to Advisory Board	$3,000

———————

(1)

The director or director advisor may at their option receive restricted stock units in lieu of restricted stock.

(2)

All awards shall vest in three equal installments one, two and three years following the date of each grant, subject to continued service as a director or director advisor on the applicable vesting date.

The exercise price of options or stock appreciation rights granted under the 2006 Equity Incentive Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of Incentive Stock Options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and stock appreciation rights granted under the 2006 Equity Incentive Plan shall expire no later than five years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

A maximum of 10,000,000 shares are available for grant under the 2006 Equity Incentive Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares. As of December 31, 2006, options to purchase 4,600,000 shares of common stock at exercise prices ranging from $0.44 to $1.00 per share are outstanding under this Plan.

Per the 2006 Equity Incentive Plan, the Company granted 262,537 shares of restricted common stock its Board members, with a value of $187,000 on the date granted. These shares vest in three equal installments one, two and three years following the date of grant, subject to continued service as a director or director advisor on the applicable vesting date. During the year ended December 31, 2006, the Company recognized $24,639 of expenses related to these grants.

EMPLOYEE FIXED NON-PLAN OPTIONS

During the years ended December 31, 2006 and 2005 the Company granted non-plan options to acquire -0- and 4,800,000 shares of Common stock, exercisable at $1.00 to $1.10 for the 2005 option grants. Vesting periods ranged from immediate to 2006, and options expire 5 to 10 years from the grant date.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

SUMMARY

A summary of the status of the Company's employee fixed plan options, fixed non-plan options and variable non-plan options as of December 31, 2006 and 2005 and changes during the year then ended is presented below:

Employee Fixed Plan Options

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	3,580,497	$1.24	722,163	$2.19
Granted	4,755,000	0.82	2,950,000	1.01
Exercised	—	—	—	—
Forfeited	(66,667)	1.10	(66,666)	1.43
Expired	—	—	(25,000)	5.00
Balance at end of year	8,268,830	$1.00	3,580,497	$1.24
Options exercisable at end of year	3,438,097	$1.19	3,304,763	$1.22
Outstanding
Weighted average remaining contractual term		5.9		8.8
Aggregate Intrinsic Value		$—		$—
Weighted average grant date fair value		$0.17		$0.31
Exercisable
Weighted average remaining contractual term		7.6		8.6
Aggregate Intrinsic Value		$—		$—

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employee Fixed Non Plan Options

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	8,910,003	$1.72	4,210,003	$2.61
Granted	—	—	4,800,000	1.02
Exercised	—	—	—	—
Forfeited	(150,000)	3.00	(100,000)	5.00
Expired	—	—	—	—
Balance at end of year	8,760,003	$1.67	8,910,003	$1.75
Options exercisable at end of year	8,760,003	$1.67	8,822,503	$1.75
Outstanding
Weighted average remaining contractual term		5.5		6.4
Aggregate Intrinsic Value		$—		$—
Weighted average grant date fair value		$—		$0.31
Exercisable
Weighted average remaining contractual term		5.5		6.5
Aggregate Intrinsic Value		$—		$—

NON-EMPLOYEE NON-PLAN OPTIONS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when such equity instruments are issued.

During the years ended December 31, 2006 and 2005, the Company granted options to acquire -0- and 2,950,000, respectively, shares of Common stock to third parties as compensation for services rendered to the Company. The options issued in 2005 are exercisable at $1.00 and $1.10 per share, 2,116,667 vested in 2005 and 833,333 vested in 2006, with all option grants expiring five years from initial date of grant. In connection with these grants, the estimated fair value, computed using the Black-Scholes option valuation model, of the options and warrants granted, and the Company recorded expenses for the services rendered of $134,165 and $885,839 in 2006 and 2005, respectively.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the status of the Company's non-employee fixed non-plan options and variable non-plan options as of December 31, 2006 and 2005 and changes during the year then ended is presented below:

Non-Employee Fixed Non-Plan Options

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	5,995,000	$1.18	3,265,000	$1.41
Granted	—	—	2,950,000	1.01
Exercised	—	—	—	—
Forfeited	(150,000)	1.00	(20,000)	5.00
Expired	—	—	—	2.00
Balance at end of year	5,495,000	$1.20	200,000	$1.18
Options exercisable at end of year	5,495,000	$1.20	5,995,000	$1.21
Outstanding
Weighted average remaining contractual term		5.4		6.2
Aggregate Intrinsic Value		$—		$—
Weighted average grant date fair value		$—		$0.18
Exercisable
Weighted average remaining contractual term		5.4		6.4
Aggregate Intrinsic Value		$—		$—

Non-Employee Variable Non-Plan Options

Year Ended December 31, 2005
	Number of Options	Weighted Average Exercise Price
Balance at beginning of year	1,400,000	$2.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	(1,400,000)	2.00
Balance at end of year	—	$—

Options exercisable at end of year		—
Weighted average grant date fair value		—

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, issued per the terms of the 2006 Equity Incentive Plan, of $24,639 and $0 for the years ended December 31, 2006 and 2005, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of and for the year ended December 31, 2006:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2006	—	$—
Granted	262,537	$0.71
Vested	—	$—
Forfeited	—	$—
Non-vested at December 31, 2006	262,537	$0.71

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2006 was $162,361 which is expected to be recognized over a weighted average period of approximately 3.2 years.

WARRANTS

During the year ended December 31, 2006, the Company granted warrants to acquire or warrants were exercised as follows:

a.

11,372,435 shares of common stock in connection with the December 2006 financing. The warrants are exercisable at $0.4715 per share, were fully vested at the date of grant and have a seven year term. The relative fair value of these warrants was approximately $942,000. During 2006, approximately $8,000 related to these warrants was amortized to interest expense.

b.

3,956,000 shares of common stock in connection with its bridge financing notes payable. The warrants are exercisable at $1.00 and $1.25 per share, were fully vested at the date of grant and have a five year term. The relative fair value of the warrants was approximately $353,000. During 2006, approximately $331,000 related to these warrants was amortized to interest expense.

c.

1,000,000 shares of common stock, exercisable at $1.00 per share for 10 years from date of grant, in connection with the renegotiation and extension of notes payable;

d.

100,000 shares of common stock, exercisable at $1.00 per share for 7 years from date of grant, in connection with the renegotiation and extension of notes payable;

e.

813,008 shares of common stock in connection with the issuance of common stock in December 2006;

f.

556,625 warrants were exercised and converted into common stock.

During the year ended December 31, 2005, the Company granted warrants to acquire or warrants were exercised as follows:

a.

11,033,100 shares of common stock in connection with bridge financing notes payable. The warrants are exercisable at $1.00 and $1.25 per share, were fully vested at the date of grant and have a five year term. The estimated value of the warrants was approximately $985,000. During 2005, approximately $972,000 related to these warrants was amortized to interest expense. The remaining value of these warrants were amortized to interest expense in 2006.

b.

500,000 shares of common stock as compensation for services from outside parties. These warrants are exercisable at $1.00 per share, have a term of five years, and have varying vest. The estimated value of these warrants was approximately $85,000, the entire amount of which was expensed during 2005;

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

c.

402,625 warrants were exercised and converted into common stock.

A summary of the outstanding warrants issued for cash, financing, services and settlement as of December 31, 2006 is presented below:

Description	Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	33,755,039
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Total shares	36,065,049

10.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2006, the Company has net operating losses (NOL) of approximately $36,333,000. The NOL expires during the years 2018 to 2026. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $14,558,433 of net deferred tax assets at December 31, 2006 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

	Year ended December 31,
	2006	2005
Tax benefit at the United States statutory rate	$2,093,937	$2,484,299
Other	23,255	15,633
Valuation allowance	(2,117,192)	(2,499,932)

Income tax benefits	$—	$—

Significant components of the Company’s deferred tax assets are as follow:

	Year ended December 31,
	2006	2005
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$389,746	$550,202
Net operating loss carryforwards	13,672,213	11,540,015
Compensation related to equity instruments issued for services	641,924	496,474
Valuation allowance	(14,703,883)	(12,586,691)

Net deferred tax asset	$—	$—

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.

RELATED PARTY TRANSACTIONS

Accounts payable - related parties consist of:

	December 31,
	2006	2005
Due to employees and director	$12,794	$215,579
Due to Ocean Futures Society	15,586	2,286
Due to Carnegie Mellon University	—	130,073
	$28,380	$347,938

LICENSE AGREEMENT

On July 17, 2000 the Company entered into a License Agreement with Ocean Futures Society ("OFS") and Jean-Michel Cousteau, a director of the Company, whereby the Company agreed to pay OFS 2% of its revenues from sales of products, equipment leases and services in exchange for the exclusive right to utilize their names in connection with marketing, advertising, sales and distribution of the Company's products and water-jetting services in the ship cleaning industry. For the years ended December 31, 2006 and 2005, royalty expenses were $34,927 and $2,286, respectively. As of December 31, 2006 and 2005, and $15,586 and $2,286 is included in accounts payable - related parties in the accompanying balance sheets.

DEVELOPMENT AGREEMENT

On September 3, 1999 the Company entered into a Development Agreement with Carnegie Mellon University, through the National Robotics Engineering Consortium ("NREC"), to develop technologies based on the Company's base technology for ultra high-pressure coatings removal. The project director of NREC was a director of the Company. In accordance with the agreement, any technology developed by the Company prior to entering into the Development Agreement or developed without NREC's assistance will belong exclusively to the Company. New technology, or technology that may be used outside the field of ultra high-pressure cleaning, will belong to NREC. However, the Company will have the right to license the technology if it is based on funds provided by the Company. On June 11, 2004, an amendment to the Development Agreement was executed reducing the amount due to Carnegie Mellon from $531,213 to $305,073. The Company paid $50,000 on June 15, 2004 and had a liability of $255,073 as of December 31, 2004. During 2005, the Company paid $125,000 to Carnegie Mellon, reducing the outstanding balance due at December 31, 2005 to $130,073. On June 23, 2006, the Company and Carnegie Mellon University resolved the patent dispute between the parties and both parties executed an agreement granting the Company royalty-free distribution rights to the patents in question. The agreement also includes provisions which relieve either party from any existing liabilities. As such, during the quarter ended June 30, 2006, the Company recognized a gain of $130,073 for payables forgiven which had been previously expensed.

CONSULTING & MARKETING AGREEMENTS

The Allbaugh Company: We have an agreement with The Allbaugh Company to provide us consulting services principally in the areas of government relations and relationships with prime contractors. The agreement was for a one-year term effective July 1, 2005, and has continued after its expiration on a month to month basis. Under the agreement, we have paid The Allbaugh Company a monthly fee of $20,000 for the first six months and have paid it $30,000 per month thereafter. Additionally, we issued it five-year options to purchase 1,000,000 shares of our common stock at fair market value of $1.00 per share. Mr. Joe Allbaugh, the owner of The Allbaugh Company, became a director of UltraStrip in October 2005.

In September 2006, we appointed Mr. Joe M. Allbaugh, then one of our directors, as President of our subsidiary, Ecosphere Systems. We continue to operate under the terms of the Consulting Agreement with Mr. Allbaugh’s company. As such, we are paying it a monthly fee of $30,000 per month and have agreed to pay it an 8% commission from all of the revenues received by us or Ecosphere Systems or any of our other subsidiaries from a party introduced to us by Mr. Allbaugh, payable as we collect the revenues. In addition, should revenues

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

generated by Mr. Allbaugh exceed $10 million, we shall issue Mr. Allbaugh vested five-year options to purchase 500,000 shares of common stock, with an exercise price equal to fair market value, exercisable as of the date of grant and we grant additional options on a pro rata basis for revenues above $10 million. Under the Consulting Agreement, if Mr. Allbaugh introduces us to a third party, and that third party acquires any of our assets or capital stock not in the ordinary course of business, we shall pay a 4% fee and issue 500,000 stock options per $10,000,000 of transaction value. In January 2007, we amended the Consulting Agreement and agreed to issue Mr. Allbaugh 20% of the outstanding shares of Ecosphere Systems, Inc. if it raises at least $10,000,000 in equity. If that event occurs, he will not receive the 4% fee and options referred to above.

George R. Sterner: Effective December 1, 2005, we entered into a Representation Agreement with Mr. George R. Sterner, who is our Chairman of the Board of Directors, and a retired Vice-Admiral of the United States Navy. Mr. Sterner has agreed to use his relationships to assist UltraStrip Envirobotic Solutions, Inc. in obtaining coating removal contracts from ship repair yards and operators of vessels. If successful, we will pay him sales commissions consisting of cash and options. We issued Vice-Admiral Sterner five-year options to purchase our common stock at $1.00 per share with 500,000 options immediately vested and the balance vested on December 1, 2006. Additionally, if Vice-Admiral Sterner arranges any introductions which result in our receiving financing or selling assets not in the ordinary course of business, we have agreed to pay him additional fees consisting of cash and options. Vice-Admiral Sterner introduced us to BAE and will receive compensation from the revenue we generate through our BAE agreement.

TVE Corporation: On March 7, 2006, we entered into a Representation Agreement with a corporation controlled by Mr. Thomas Von Essen, who was fire commissioner of the City of New York at the time of the September 11, 2001 terrorist attack. Mr. Von Essen was Vice President, Special Projects of Ecosphere. Under this agreement, Ecosphere agreed to pay Mr. Von Essen’s corporation $11,500 for the first six months effective as of July 1, 2005, and $17,000 per month thereafter. Additionally, the corporation was granted options to purchase 500,000 shares of Ecosphere common stock at $1.00 per share effective as of July 1, 2005, of which one-half are fully vested and the remaining half vested June 30, 2006. Finally, if Mr. Von Essen through his corporation arranges any introductions which result in our selling any of our products and services or receiving financing or selling assets not in the ordinary course of business, we have agreed to pay commissions consisting of cash and options to the corporation as well as commissions for any transaction (not including sales of products and services) initiated by Mr. Von Essen. The Representation Agreement continued through July 2006, but was terminated by Mr. Von Essen in early August 2006, As part of his separation, Mr. Von Essen resigned as an officer of ESI and forfeited the 500,000 vested options.

12.

MAJOR CUSTOMERS

During 2006, revenues from two customers, Jian Huang and USJ Investment Company accounted for 80% of the Company’s revenues. At December 31, 2006, accounts receivable includes $20,923 from Jian Huang.

During 2005, revenues from two customers, Shaw-Robotics Environmental Service, LLC ("Shaw-Robotic") and Shaw Environmental, Inc., (Shaw-Environmental) accounted for 85% of revenues. At December 31, 2005, accounts receivable includes $20,000 from this customer.

13.

COMMITMENTS AND CONTINGENCIES

The Company's operations are focused upon water filtrations systems and services and the removal of paint. Both of these business areas are effected by and must comply with regulations by various federal, state and international laws. Compliance with these provisions has not had, nor does the Company expect it to have, any material affect upon the capital expenditures, results of operations, financial condition or competitive position of the Company. The Company believes that it is in substantial compliance with all environmental laws and regulations applicable to its business as currently conducted.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation. The Company has expensed an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

Executive Employment Agreements

We have entered into new employment agreements with each of our executive and other officers, other than Mr. Joe M. Allbaugh. The terms of his Consulting Agreement are described in the “Consulting and Marketing Agreements” footnote. On May 25, 2006, Ecosphere entered into a new Management Compensation Adjustment Plan with all its executives thereby superseding their respective Employment Agreements. Under the Plan, the executives agreed to reduce their total annual salaries by approximately $400,000 and in return they received 4,100,000 additional stock options and commissions based upon revenues of Ecosphere and/or its subsidiaries. The Plan effectively extended or reduced the terms of the Employment Agreements so that all expire May 25, 2008 unless terminated earlier by the Board of Directors.

The options granted under this plan are governed by the 2006 Equity Incentive Plan. Per that plan, these options are exercisable at $0.83 per share (fair market value on the date of grant) for a term of five years and vest in equal increments every six months over a 24 month period, subject to periodic performance reviews by the Chief Executive Officer or the Compensation Committee at six month intervals.

Each executive is entitled to severance if dismissed without cause. Each executive also agreed to a two-year non-compete following termination of employment.

Lease Commitments

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

Year Ending December 31,
2007	$139,286
2008	129,169
2009	132,616
2010	111,109
2011	41,607
Total	$533,786

Rent expense for the years ended December 31, 2006 and 2005 aggregated $141,317 and $135,787, respectively.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.

 SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure as of December 31 2006 and 2005 is as follows:

	2006	2005
Cash paid for interest	$441,429	$32,083

Non Cash Investing and Financing Activities:
Preferred stock dividends	$198,369	$368,500
Issuance of warrants for financing	$1,685,245	$904,275
Beneficial conversion features of Debentures	$1,762,935	—
Common stock issued as inducement for loans	$435,000	—
Common stock issued in settlement of liabilities	$1,128,000	$5,691,550
Conversion of accrued interest to debt	—	$236,341
Purchase of equipment financed through long term debt	$203,952	$79,563
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$475,000	—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$1,475,000	—
Cashless exercise of warrants into common stock and other items	$3,950	4,026
Conversion of accounts payable and accrued expenses into debt	$615,109	—
Settlement of liabilities to exercise warrants	$50,000	—
Common stock issued as payment for interest	$5,781	—

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

In 2005, UltraStrip expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established two operating entities or segments, which are defined as each business line that it operates. This, however, excludes corporate headquarters which does not generate revenue.

Our operating segments are defined as follows:

Ecosphere Systems, Inc., (“ESI”) was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology.

UltraStrip Envirobotic Systems, Inc. (“UES”) was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

ECOSPHERE SYSTEMS, INC.

(formerly UltraStrip Systems, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The table below presents certain financial information by business segment for the year ended December 31, 2006.

	Ecosphere	UES	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$234,000	$2,180,155	$2,414,155	$—	$2,414,155
Interest expense	—	—	—	(2,060,368)	(2,060,368)
Depreciation and amortization	38,467	97,383	135,850	52,957	188,807
Non-cash compensation expense	—	—	—	520,692	520,692
Segment assets	571,302	1,478,469	2,049,771	1,766,060	3,815,831
Fixed asset additions	517,220	760,515	1,277,735	5,372	1,283,107

The table below presents certain financial information by business segment for the year ended December 31, 2005.

	Ecosphere	UES	Segments Total	Corporate	Consolidated Total
Revenue from external customers	$124,940	$124,952	$249,892	$—	$249,892
Interest expense	—	—	—	(1,362,009)	(1,362,009)
Depreciation and amortization	6,760	95,295	102,055	89,580	191,635
Non-cash compensation expense	—	—	—	885,839	885,839
Segment assets	6,760	1,053,824	1,121,146	312,038	1,433,184
Fixed asset additions	54,076	—	54,076	6,124	60,200

16.

SUBSEQUENT EVENTS

On January 18, 2007, the Company entered into a binding agreement with one of its former customers to lease from that customer equipment and spare parts which the Company had sold to the customer during 2004 and 2003. The terms of the agreement are for the Company to lease the equipment for one year for $210,000. At the end of the lease, the Company will buy the equipment from the customer for four quarterly payments of $350,000, totaling $1,400,000. Should the customer find another buyer willing to pay more than $1,400,000, the Company may match the higher offer or choose to return the leased equipment. If the Company returns the equipment, any improvements made to the equipment, up to the lease payment, will be repaid to the Company by the customer.

During January 2007, the Company entered into a representation agreement with UTEK Corporation to assist the Company in identifying new technology opportunities. As part of the agreement, the Company issued 208,333 shares of unregistered common stock to UTEK.

On February 13, 2007, the Company renegotiated the repayment structure of a note payable with an outstanding principal amount of $1,347,890. The new terms provide for $50,000 that was repaid on the date of the extension, and $1,297,890 to be repaid on July 13, 2007. The Company paid a $50,000 extension fee as part of this transaction, plus accrued interest.

During February 2007, the Company entered into a marketing agreement with Antenna Group, Inc., to assist the Company in its public relations activities in the clean technology market and the investor market. As part of the agreement, the Company agreed to issue 125,000 shares of unregistered common stock to Antenna Group.

On March 6, 2007, the Company renegotiated the repayment structure of an agreement. The new payment structure extends the payment of $1,000,000 from March 6, 2007 until March 6, 2008. The Company granted the noteholder 2,000,000 warrants to purchase the Company’s common stock at an exercise price of $0.48. Additionally, the Company modified the warrants to purchase 1,000,000 shares of common stock at $1.25. See Note 6.

On March 29, 2007, the Board approved the issuance of approximately 351,000 shares of common stock to the holders of its 9% Convertible Debentures (Debentures).  These shares are being issued as payment for interest expense incurred from the date of issuance of the Debentures, December 15, 2006, through March 31, 2007.