Form 10QSB
period 2007-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2007-05-21
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2007

☐

TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  TO

______________

ECOSPHERE TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

______________

Delaware	000-25663	65-0841549
(State or other jurisdiction of incorporation or organization)	Commission file number	(I.R.S. Employer Identification No.)

3515 S.E. Lionel Terrace

Stuart, Florida 34997

(Address of principal executive offices)

(772) 287-4846

(Issuer’s telephone number)

APPLICABLE ONLY TO CORPORATE ISSUERS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No.  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 59,092,678 shares of common stock were outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

Item 1   Consolidated Financial Statements (unaudited)

1

Consolidated Balance Sheets

1

Consolidated Statements Of Operations

2

Consolidated Statements Of Cash Flows

3

Notes To Consolidated Financial Statements

4

Item 2.   Management’s Discussion and Analysis and Plan of Operation

17

Item 3.   Controls and Procedures

22

PART II – FINANCIAL INFORMATION

Item 1.   Legal Proceedings

24

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.   Defaults Upon Senior Securities

24

Item 4.   Submission of Matters to a Vote of Security Holders

24

Item 5.   Other Information

24

Item 6.   Exhibits and Reports on Form 8-K

24

SIGNATURES

25

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (unaudited)	December 31, 2006
Current Assets
Cash and equivalents	$137,585	$1,989,758
Accounts receivable	75,962	20,923
Inventories	359,009	187,910
Prepaid expenses and other current assets	289,509	66,880
Total current assets	862,065	2,265,471

Property and equipment, net	3,388,997	1,244,086
Patents, net	67,410	69,118
Debt acquisition costs, net	220,120	232,156
Other Assets	5,000	5,000

Total assets	$4,543,592	$3,815,831

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit
Current Liabilities
Accounts payable	$624,021	$330,733
Accounts payable - related parties	10,676	28,380
Accrued expenses	674,271	748,548
Capital lease obligations	247,422	—
Notes payable – related parties	195,921	171,500
Notes payable – third parties (net of discount)	3,111,691	2,157,186
Total current liabilities	4,864,002	3,436,347
Capital lease obligations – less current portion	810,627	—
Notes payable to related parties – less current portion	175,579	206,000
Notes payable to third parties – less current portion (net of discount)	2,909,114	3,781,846
Total Liabilities	8,759,322	7,424,193
Redeemable convertible cumulative preferred stock series A 250 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears	1,104,118	1,095,681

Redeemable convertible cumulative preferred stock series B 4,000 shares authorized; 434 and 464 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears	2,660,436	2,707,811
Commitments and Contingencies (Note 11)
Capital Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 59,048,022 and 56,487,639 shares issued and outstanding, respectively	590,480	564,877
Additional paid-in capital	40,244,787	38,762,072
Accumulated deficit	(48,815,551)	(46,738,803)
Total capital deficit	(7,980,284)	(7,411,854)
Total liabilities, redeemable convertible cumulative preferred stock, and capital deficit	$4,543,592	$3,815,831

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended March 31,
	2007	2006
Revenues	$48,087	$679,316

Cost of revenues	94,075	665,000

Gross (loss) profit	(45,988)	14,316

Operating expenses:
Selling, general and administrative	1,209,785	1,127,454
Non-cash compensation expense	148,902	76,865
Total operating expenses	1,358,687	1,204,319

Loss from operations	(1,404,675)	(1,190,003)

Other (income) expense:
Other income	—	(7,767)
Interest expense	672,073	1,064,867

Total other expense	672,073	1,057,100

Minority Interest in net income of consolidated affiliates	—	24,907

Net loss	(2,076,748)	(2,272,010)

Preferred stock dividends	(36,063)	(78,031)
Net loss applicable to common stock	$(2,112,811)	$(2,350,041)

Net loss per common share (basic and diluted)	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	57,754,306	53,159,256

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Three Months Ended March 31,
	2007	2006
Operating activities:
Net loss	$(2,076,748)	$(2,272,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,606	48,489
Accretion of discount on notes payable	386,556	589,110
Non cash compensation expense	148,902	76,865
Common stock issued for services	25,563	--
Non cash expense to renew loan	—	364,762
Minority interests in consolidated affiliates	—	24,907
Change in operating assets and liabilities:
Accounts receivable	(55,039)	20,000
Inventories	(171,099)	511,441
Vendor Deposits	(8,556)	(350,554)
Prepaid expenses and other current assets	(56,386)	62,418
Other Assets	—	26,039
Accounts payable	293,288	(82,991)
Accounts payable - related parties	(17,705)	(42,948)
Accrued expenses	(74,276)	18,524

Net cash used in operating activities	(1,508,894)	(1,005,948)

Investing activities:
Purchase of equipment	(32,794)	(5,373)

Net cash used by investing activities	(32,794)	(5,373)

Financing activities:
Proceeds from issuance of notes payable and warrants to related parties	—	15,000
Capital lease payments	(212,518)	—
Repayments of notes payable	(91,967)	(9,956)
Repayment of notes payable to related parties	(6,000)	(284,835)
Proceeds from issuance of bridge loans	—	1,949,000
Distribution to partners of affiliate	—	(45,201)

Net cash (used in) provided by financing activities	(310,485)	1,624,008

Net (decrease) / increase in cash	(1,852,173)	612,687

Cash and equivalents, beginning of period	1,989,758	167,956

Cash and equivalents, end of period	$137,585	$780,643

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. Ecosphere’s mission is to become a globally branded company known for developing and introducing innovative clean technologies to the world marketplace. We have an open business model. We envision a world in which business, industry, government and environmental groups collaborate effectively to harness clean energy and clean technology to protect and conserve our vital natural resources for current and future generations. We invent, patent, develop and expect to license and/or sell clean technologies with the potential for practical, economical and sustainable applications across industries throughout the world. Our open business model focuses on joining with other companies, primarily national and international companies, where we provide our intellectual property and the other company provides its marketing prowess and extensive network of governmental and other relationships and, if applicable, manufactures our products. In addition, if we obtain sufficient capital, we may acquire other patents which are not being exploited, develop the products and/or services, initiate the commercialization and then seek to license and/or sell the patents to large companies.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2006.

2.

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2007, the Company incurred losses of approximately $2.1 million, had a working capital deficiency of approximately $4.0 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital, and ultimately achieving profitable operations or realizing capital from the sale of its technologies. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow generated internally. The Company plans to reduce its working capital requirements by generating revenues from the sale and lease of equipment and aggressive management of variable expenses. Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its lenders and preferred shareholders will be required, although this is not assured.

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

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	March 31, 2007	December 31, 2006
Vendor deposits	$33,046	$29,000
Prepaid consulting fees	187,500	15,562
Prepaid interest Expense	21,556	—
Other	47,407	22,318
Total prepaid expenses and other current assets	$289,509	$66,880

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est Useful Lives	March 31, 2007	December 31, 2006
Plant and machinery	5 years	$717,954	$717,954
Coating removal and water filtration equipment	5 years	3,431,816	1,331,816
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,233
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	302,115	162,306

		4,984,484	2,744,675
Less accumulated depreciation		(1,595,487)	(1,500,589)

		$3,388,997	$1,244,086

The Company entered into two capital leases during the three months ended March 31, 2007 expiring at various dates through March 2010.  The leased assets are included in the balance sheet at part of property and equipment at an initial cost of $2,207,015 on the date of inception.  Amortization of the assets held under capital leases is included in depreciation expense and was approximately $33,000 for the three months ended March 31, 2007.

Future minimum capital lease payments as of March 31, 2007 are as follows:

For the year ended December 31,
2007	$31,590
2008	1,442,120
2009	42,120
2010	7,020

Total minimum lease payments	1,522,850

Less amounts representing interest, with annual interest rates of 11.1%	208,353

Present Value of net minimum capital lease payments	1,314,497

Less: Unamortized discount	256,448

Net present value of minimum capital lease payments	1,058,049

Less current portions of obligations under capital lease	247,422

Obligations under capital lease, less current portion
$810,627

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	March 31, 2007	December 31, 2006
Accrued payroll and related benefits	$122,670	$149,081
Accrued interest	325,399	237,593
Accrued consulting	150,000	236,000
Other accrued expenses	36,202	85,874
Accrued professional fees	40,000	40,000
Total accrued expenses	$674,271	$748,548

6.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

	March 31, 2007	December 31, 2006

Unsecured notes payable to Director, interest at prime plus 2% (10.25% at
March 31, 2007). Effective January 1, 2007, the Company and Director
modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to
Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. The March 31, 2007 payment has not been made. The
Director waived default status of the past due note.

	$240,000	$240,000

Unsecured notes payable to shareholders, interest at 18%, due upon demand.	50,000	50,000

Unsecured note payable to a company owned by Ecosphere’s CEO and SVP of Administration, interest at prime plus 2% (10.25% at March 31, 2007), due upon demand	34,000	40,000

Unsecured note payable to shareholder and director of Ecosphere Japan, Ltd, interest at 5%, due upon demand.	47,500	47,500

Total	$371,500	$377,500

Less: current portion	$195,921	171,500

Related party notes payable – net of current portion	$175,579	$206,000

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

(b.)

Other

Notes payable consist of the following:

	March 31, 2007	December 31, 2006

Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238, issued at an original discount, with warrants. Debentures are convertible into common stock at $0.369 per share. Warrants are exercisable at $0.4715 per share. At March 31, 2007 and December 31, 2006, discounts totaled $3,043,743 and $3,221,002, respectively.	$2,551,495	$2,374,236

Unsecured notes payable, net of unamortized discount, interest at prime plus 2% (10.25% at March 31, 2007), due as follows: $1,297,870 on July 13, 2007. This maturity of this note was extended from February 13, 2007 until July 13, 2007. As an inducement to extend the loan, the Company paid the note holder $140,000 which included $50,000 of principal, accrued interest and a note extension fee of $50,000. The principal amount of these notes as of March 31, 2007 and December 31, 2006 is $1,297,870 and $1,347,870, net of unamortized loan discount of $0 and $45,444, respectively.	1,297,870	1,302,426

Unsecured bridge finance notes payable of $185,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand.	185,000	185,000

Unsecured bridge finance notes payable of $1,000,000. Initially, these notes were convertible into common stock at the rate of $1.00 per share of common stock and, contained two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and  $1.25 per share, interest at 5%, due March 6, 2007. On March 6, 2007, the note was modified. This modification included the following:  1) extended the term of the note through March 6, 2008; 2) reduced the conversion price of the note payable from $1.00 to $0.48 per share of common stock; 3) reduced the exercise price of the $1.25 warrants to $0.48 per share; and 4) granted five year warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.48. Net of discount of $162,459 and $22,382, respectively.

	837,541	977,618

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010.	412,323	429,882

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through August 2007.	325,000	325,000

Unsecured notes payable of $550,000, issued with one restricted common share for each dollar invested. Interest at 8%, due 12 months from the respective issues dates through November 2007. Net of discount of $271,136 and $362,250, respectively.	278,864	187,750

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

	March 31, 2007	December 31, 2006

Installment note, payable $9,518 monthly through June 2008, collateralized by equipment, interest at 11.1%	132,712	157,120

Total	$6,020,805	$5,939,032

Less current portion	$3,111,691	$2,157,186

Long-term debt	$2,909,114	$3,781,846

Future cash payment obligations for notes payable are as follows:

Years ending December 31,
2007	$2,684,633
2008	1,269,496
2009	5,793,532
2010	121,982
Total	$9,869,643

7.

COMMON STOCK

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2007 included the following:

a)

2,000,000 restricted, unregistered shares of common stock were issued as partial compensation related to the leasing of equipment, with a value of $960,000;

b)

333,333 restricted, unregistered shares of common stock were issued as an inducement to services providers with a value of $160,000;

c)

200,000 restricted shares were issued as compensation to an employee with a value of $62,000;

d)

25,050 restricted, unregistered shares of common stock were issued upon conversion of 30 shares of Series B Preferred Stock with a value of $75,000;

e)

2,000 registered shares of common stock were re-issued to a shareholder with a value of $0.

Shares reserved for issuance

As of March 31, 2007, 79,495,735 shares of Common Stock were reserved for issuance under the Company’s stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of March 31, 2007 and December 31, 2006, there were 9 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $879,119 and $870,681 on March 31, 2007 and December 31, 2006, respectively. During the quarter ended March 31, 2006, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of March 31, 2007 and December 31, 2006, there were 434 and 464 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,575,416 and $1,547,791 on March 31, 2007 and December 31, 2006, respectively. During the quarter ended March 31, 2007, a holder converted 30 shares of Series B preferred stock into common stock.

9.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 79,495,735 shares of common stock at March 31, 2007) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

10.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R pro forma disclosures. The Company’s stock option compensation expense was $148,902 and $18,935 for the three month period ended March 31, 2007 and 2006, respectively. This stock option expense is a non-cash item.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

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

	Three Months Ended March 31,
	2007	2006
Expected volatility	n/a	0%
Expected lives	n/a	5-10 yrs.
Risk-free interest rate	n/a	4.56% - 4.72%
Expected dividend yield	n/a	none

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

Employee Fixed Plan Options

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,268,830	$1.00	3,580,497	$1.24

Granted	—	—	25,000	$1.00
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	8,268,830	$1.00	3,605,497	$1.22

Exercisable at end of period	3,438,097	$1.19	3,304,763	$1.22

Outstanding
Weighted average remaining contractual term		5.7		8.6
Aggregate Intrinsic Value		$—		$—

Weight average grant date fair value		$—

Exercisable
Weighted average remaining contractual term		7.4		8.5
Aggregate Intrinsic Value		$—

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Employee Fixed Non Plan Options

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,760,003	$1.67	8,910,003	$1.75

Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	8,760,003	$1.67	8,910,003	$1.75

Exercisable at end of period	8,760,003	$1.67	8,910,003	$1.75

Outstanding
Weighted average remaining contractual term		5.3		6.2
Aggregate Intrinsic Value		$—		$—

Weight average grant date fair value		$—

Exercisable
Weighted average remaining contractual term		5.3		6.2
Aggregate Intrinsic Value		$—		$—

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Non-Employee Fixed Non-Plan Options

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,995,000	$1.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at end of period	5,495,000	$1.20	5,995,000	$1.18
Exercisable at end of period	5,495,000	$1.20	5,474,167	$1.20
Outstanding
Weighted average remaining contractual term		5.2		5.9
Aggregate Intrinsic Value		$—		$—
Weight average grant date fair value		$—
Exercisable
Weighted average remaining contractual term		5.1		6.1
Aggregate Intrinsic Value		$—		$—

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, issued per the terms of the 2006 Equity Incentive Plan, of $54,333 and $0 for the three months ended March 31, 2007 and 2006, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of March 31, 2007:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2007	262,537	$0.71
Granted	200,000	$0.31
Vested	(100,000)	$0.31
Forfeited	—	$—

Non-vested at March 31, 2007	362,537	$0.60

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2007 was $170,027 which is expected to be recognized over a weighted average period of approximately 2.02 years. No restricted stock grants had been issued in any period prior to May 2006.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Warrants

During the three months ended March 31, 2007, the Company granted warrants to acquire or warrants were exercised as follows:

a.

2,000,000 shares of common stock, exercisable at $0.48 per share for 5 years from date of grant, in connection with the renegotiation and extension of notes payable;

A summary of the outstanding warrants issued for cash, financing, services and settlement as of March 31, 2007 is presented below:

Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	35,755,039
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Outstanding at March 31, 2007	38,065,049

11.

COMMITMENT AND CONTINGENCIES

•

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation. The Company has expensed an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA. KIA is seeking damages of $385,646.

12.

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

In 2005, Ecosphere expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established two operating entities or segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating entities are defined as follows:

•

Ecosphere Technologies, Inc., (“Ecosphere”) was formed during the first quarter of 2005 to market and produce the Company’s water filtration technology.

•

UltraStrip Envirobotic Solutions, Inc. (“UES”) was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

12.

OPERATING SEGMENTS (CONTINUED)

•

Ecosphere Energy Solutions, Inc. (“EES”) was formed in November 2006 to develop and market our clean tech mobile micro utility business

•

The table below presents certain financial information by business segment for the three months ended March 31, 2007.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from External Customers	—	48,087	—	48,087	—	48,087
Interest Expense	—	—	—	—	(672,073)	(672,073)
Depreciation and amortization	28,565	62,364	—	90,929	5,677	96,606
Non-cash compensation expense	—	—	—	—	148,902	148,902
Segment assets	470,469	2,802,301	—	3,272,770	1,270,822	4,543,592
Fixed asset additions	—	2,100,000	—	—	139,809	2,239,809

•

The table below presents certain financial information by business segment for the three months ended March 31, 2006.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from External Customers	—	679,316	—	679,316	—	679,316
Interest Expense	—	—	—	—	(1,064,867)	(1,064,867)
Depreciation and amortization	6,760	18,529	—	25,289	23,200	48,489
Non-cash compensation expense	—	—	—	—	76,865	76,865
Segment assets	40,562	24,713	—	65,275	1,668,136	1,733,411
Fixed asset additions	—	—	—	—	5,373	5,373

13.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure is as follows:

	For The Three Months Ended March 31,
	2007	2006
Cash paid for interest	$114,809	$7,525

Non-cash investing and financing activities:
Accrued preferred stock dividends	$36,063	$78,031
Warrants issued in connection with financing	$177,228	$741,398
Common stock issued to settle debt obligations	$—	$1,059,000
Series A Redeemable Convertible Cumulative Preferred Stock converted to Common	$—	$375,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to Common	$75,000	$1,152,500
Purchase of equipment financed with capital lease and common stock	$1,997,015	$—

Conversion of Accounts Payable and Accrued Expenses to Debt	$—	$615,109
Cashless exercise of Warrants into Common Stock	$—	$177,000

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

14.

SUBSEQUENT EVENTS

•

In April 2007, we entered into an agreement to offer our patents, but not our patents pending, for sale in the Ocean Tomo intellectual property auction on June 1, 2007 in London, England. The sale is subject to meeting specified reserves or minimum sales amounts.

•

In May 2007, the holder of a $1,000,000 convertible note converted $250,000 of the note and received 520,333 registered shares of common stock.

•

In May 2007, the Company’s Board of Directors approve the termination of a Consulting Agreement with a company headed by Mr. Joe Allbaugh, a director of the Company as of April 30, 2007 and the issuance of 10% of Ecosphere Systems, Inc.’s common stock to him, which will vest periodically over a four year period, subject to continuation of the Joint Marketing and Supply Agreeemt with Pierce Manufacturing Inc. Mr. Allbaugh, a director of the Company, abstained. He is expected to continue to manage and oversee the relationship with Pierce. This will eliminate the liability to pay the $30,000 monthly fee and future commissions on future revenue and transactions.

ECOSPHERE TECHNOLOGIES, INC.

Item 2.

Management’s Discussion and Analysis and Plan of Operation.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. In addition to the  risks that may prevent us from realizing the results anticipated by these forward-looking statements which are contained below, we  included Risk Factors relating to an investment in Ecosphere at the conclusion of  Item 6 of our annual report on Form 10-KSB for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission and may viewed at www.sec.gov.

OVERVIEW

We create engineered and patented clean technology solutions. We have an open business model through which we invent, patent, and develop clean technology products and services.   As we begin to commercialize this intellectual property, we seek to license and/or sell our patents or businesses to large companies with the financial and marketing resources to successfully penetrate global markets. We have an extensive intellectual property portfolio of registered and pending patents, trade secrets, trademarks, and copyrights for technologies that address pressing global environmental and humanitarian issues. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio currently includes the following:

•

We hold nine registered United States patents all relating to our robotic coating removal technology and airplane and automotive paint removal technology;

•

We hold one exclusive license to a U.S. patent relating to our robotic coating technology;

•

Our robotic coating removal system is registered as a patent in 27 foreign countries;

•

We have three United States patents pending relating to our water filtration system; and

•

We recently filed a provisional patent application for our Ecos Lifelink and Ecos Com Cube products.

Because we believe that our intellectual property has substantially more value than we are permitted to carry on our balance sheet, in late 2006 our Board of  Directors retained UTEK Corporation, a publicly-traded  (AMEX:UTK) technology transfer business that assists companies in identifying and acquiring technologies, to perform a valuation of our intellectual property and each of our businesses.  A copy of that valuation is publicly available on our website, www.ecospheretech.com/htm/investor_relations.htm. Our website is not part of or incorporated by reference in this Report. UTEK’s senior vice president has advised us that its clients include AT&T, Bueng, Dow Chemical, Ford Motor Co., Hewlet-Packard, IBM, Pfizer and Wells Fargo.

Our management believes that this valuation report is the most important milestone in its history since its business model is to invent, develop and sell intellectual property and business units rather than focusing on quarterly operating results. This valuation report permitted our Board of Directors to authorize us to auction our existing patents. Thus, we have agreed to auction our existing patents in the Ocean Tomo auction scheduled for June 1, 2007 in London, England.  If we do not sell all of these patents at the auction, we will seek other methods to license and/or sell these portfolio technologies. Senior management at Ocean Tomo has advised us that Ocean Tomo believes it can sell our patents or businesses following the auction, and we expect to enter into an agreement with Ocean Tomo for that purpose. There can be no assurances we will be successful in selling our patents or businesses, or if we do, for the prices estimated by UTEK.

Presently, we own several technologies that are completed and available for global marketing; additionally, we have very recently launched our clean tech mobile micro utility system. Beyond these clean technologies, we are beginning to develop or acquire the rights to new technologies to continue our mission of creating environmentally friendly technologies for sale to major companies. As part of our growing relationship with Ocean Tomo, we are

ECOSPHERE TECHNOLOGIES, INC.

discussing with its senior management a future relationship where they would identify patents we can acquire and develop.

While our robotic coating removal systems and our water filtration system are beginning to produce revenues as we begin to market our products and services, our shareholders and other readers should understand that primary future revenues will be derived from product sales or from the licensing or sale of our clean technologies including our coating removal system subsidiary, renewable energy subsidiary, and our water filtration subsidiary. We will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit.  The fully-developed technologies as well as those that require additional development are the result of “investment” by us in research and development expenditures over approximately eight years that are required to be reflected as operating losses on our consolidated financial statements. Our patents and other proprietary technology are the result of the over $45 million expended since our inception.

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

2007 Highlights

•

During the first quarter of 2007, we entered into two key agreements with note holders:

•

We extended for five months (July 13, 2007) a $1,347,870 note that was about to come due by paying accrued interest, principal and an extension fee, all totaling approximately $140,000. The new principal balance is $1,297,870.

•

We extended for one year (March 6, 2008) a $1,000,000 convertible note that was about to come due by reducing the conversion price of the note to $0.48 and reducing the exercise price of 1,000,000 warrants from $1.25 to $0.48. We also issued the note holder 2,000,000 additional warrants exercisable at $0.48 per share and paid the note holder $75,000 consisting of accrued interest for the prior year and the prepaid interest for next six months. Very recently this note holder converted $250,000 of the note in exchange for 520,833 registered shares of common stock.

•

Our management focused on expanding our robotic coating removal business, reaching an agreement late in the quarter to sell two additional robots to our Singapore distributor. The sale will be consummated in the second quarter. Additionally, we entered into an agreement to re-acquire used robotic coating removal equipment which will permit us to meet the needs of our Portuguese shipyard customer and the needs of another customer for its shipyards in San Francisco and San Diego, California.

•

We commenced the early stage development of our Ecosphere Energy Solutions’ business including hiring a key executive for a 90-day trial period.

ECOSPHERE TECHNOLOGIES, INC.

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

Useful Lives and Impairment of Machinery and Equipment and Patents

The Company capitalizes as machinery and equipment its automated water-jetting and water filtration systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture of its robotic vehicle (i.e., titanium and aluminum) and the technology utilized in the system. While some of the individual components (i.e., the ultra-high pressure pump, the containers, the vacuum system, etc.) of the Company’s systems may individually have longer useful lives than the Company’s estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement in both the robotic vehicle and the configuration of the entire system and the water filtration system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its robotic coating removal systems and water filtration systems.

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

The Company reviews for impairment its machinery and equipment used in its products, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure or water filtration becomes available. During the quarter ended March 31, 2007 and 2006, the Company did not have any impairment write offs.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 10 to our Consolidated Financial Statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

ECOSPHERE TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

The Company’s net loss decreased $196,000 during the quarter ended March 31, 2007 when compared to the year earlier period. The primary reasons for this decrease are lower refinancing costs incurred by the Company.

Revenues

Revenues were $48,087 for the three months ended March 31, 2007 as compared to $679,316 for the three months ended March 31, 2006. The decrease resulted from the sale of the Company’s M3500 to a Japanese joint venture in February 2006, as compared to no major sales in 2007. The Company generated $42,707 from field services during the quarter ended March 31, 2007, compared to $6,829 for the quarter ended March 31, 2006. The Company had spare part sales of $5,379 and $0 during the quarters ended March 31, 2007 and 2006, respectively. The Company had royalty revenues of $0 and $14,316 for the three months ended March 31, 2007 and 2006 respectively. Royalties and spare parts sales are a result of orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

While the Company anticipated the sale of two EROVs to its Singapore customers, the order was received too late in the quarter to ship the EROVs and recognize the revenues. The EROVs have been shipped and the sale will be included in revenues for the quarter ending June 30, 2007.

Cost of Revenues

Cost of revenues was $94,075 for the three months ended March 31, 2007, as compared to $665,000 for the three months ended March 31, 2006. Gross profits were negative and decreased during the quarter as compared to 2006 due to the Company implementing product upgrades at no cost to the customer and the deployment of Company owned robotic systems to customer shipyards.

Operating Expenses

Operating expenses for the three months ended March 31, 2007 were $1,358,687 compared to $1,204,319 for the three months ended March 31, 2006. This increase resulted from the Company’s marketing and communication efforts to promote market awareness of the Company’s technologies.

Loss From Operations

Loss from operations for the three months ended March 31, 2007 was $1,404,675 compared to $1,190,003 loss for the three months ended March 31, 2006. The increase in loss from operations in 2007 versus 2006 was due to the Company’s marketing and investor communications efforts in entering the clean technologies sector, which is focused on technologies that provide solutions for clean water, air and energy. These efforts included remaking the Company’s brand image to identify it as a clean technology sector participant. Improved marketing materials and redesign of the Company’s web site was included in this program. Additionally, we attended two trade shows during the first quarter of 2007.

Interest Expense

Interest expense was $672,073 and $1,064,867 for the three months ended March 31, 2007 and 2006, respectively. Of the 2007 amounts, approximately $387,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), $235,000 actual and accrued interest associated with the notes payable, and $50,000 is a one time extension fee, paid in cash, related to a note payable which was maturing. Of the 2006 amounts, approximately $240,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), an interest expense charge of $351,000 (non-cash) related to the beneficial conversion feature associated with notes payable issued during the period, $102,000 actual and accrued interest associated with the notes payable, and $371,000 is a one time extension fee, added to the principal value of a note payable which was maturing.

Preferred Stock Dividends

Preferred stock dividends were $36,063 for the three months ended March 31, 2007 and $78,031 for the three months ended March 31, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2006 because a significant number of holders chose to convert their preferred stock into common stock

ECOSPHERE TECHNOLOGIES, INC.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $2,112,811 for the three months ended March 31, 2007, compared to a net loss of $2,350,041 for the three months ended March 31, 2006. Net loss per common share was $0.04 for the three months ended March 31, 2007 and 2006. The primary cause of the decrease in net loss applicable to common stock is the reduced interest expense incurred in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,508,894 for the three months ended March 31, 2007, compared to $1,005,948 for the three months ended March 31, 2006.  This increase in cash used relates to the Company selling a robotic system in 2006 (and collecting the cash), while not selling any major systems in the first quarter of 2007.

The Company's net cash used in investing activities was $32,794 for the three months ended March 31, 2007 compared to net cash used in investing activities of $5,373 for the three months ended March 31, 2006. The increase in cash used is due to the purchase of a new trade show booth in 2007.

The Company’s net cash (used in) provided by financing activities was ($310,485) for the three months ended March 31, 2007 compared to $1,624,008 for the three months ended March 31, 2006.  The decrease was caused by the combination of repayments of notes payable and capital leases and the lack of capital fundraising during 2007 when compared to 2006.

As of the date of this Report, the Company has approximately $196,000 in cash. It is meeting its working capital needs by relying upon the sale of E-ROVs (robotic coating removal equipment) during the balance of 2007.  Because of the difficulty in planning as to if and when the Company will receive more purchase orders, it is also focusing on additional capital raising efforts.  Pending the receipt of funding from the sale of E-ROVs, equity or debt capital, or the sale or licensing of our patents as described in the next paragraph, our management has been deferring receipt of its compensation.

Along with the redesign of the Company’s marketing communications programs, we identified and engaged independent experts to assist us in placing our technologies in the marketplace and to attract global potential prospects or partners to fully exploit and monetize the value of the Company’s technologies. Two independent intellectual property specialty firms were engaged to produce this initiative: UTEK, Tampa, Florida and Ocean Tomo, Chicago, Illinois. The upcoming Ocean Tomo IP Auction scheduled for June 1, 2007 in London, England is expected to produce demand and interest in the Company’s technologies and to eventually provide technology sales and/or licensing revenues as we implement the Company’s Innovation Network Business Model as displayed on the Company’s re-designed web site.

Obligations are being met on a month-to-month basis as cash becomes available.  There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations.  The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development.  As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt.  The Company is currently expanding marketing and sales efforts, but its primary focus will be its effort to sell or license its technologies.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses.  Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $4 million, primarily for working capital and technology development requirements within the next 12 months.

ECOSPHERE TECHNOLOGIES, INC.

RELATED PARTY TRANSACTIONS

•

During the quarter ended March 31, 2007, the Company modified its Agreement with its Chairman of the Board, Vice Admiral George Sterner. The modification terminated the Company’s obligation to pay the Chairman commissions for revenue generated after the date of the modification.

•

During the quarter ended March 31, 2007, we agreed to a new payment structure of the amounts owed to Vice Admiral Sterner. These amounts total $341,412, including a note payable of $240,000, accrued interest and commissions which are due him. The revised payment terms provides for interest of prime plus 2% to accrue only on the $240,000 we borrowed from Vice-Admiral Sterner. We also agreed to make payments of $40,000 per quarter beginning on March 31, 2007 with payments to be applied first to interest, next to commissions and finally to principal. We have not made any payments to Vice Admiral Sterner.

•

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the quarter ended March 31, 2007, we paid $6,000 of principal on this note payable.

•

In May 2007, the Company’s Board of Directors approved the termination of a Consulting Agreement with a company headed by Mr. Joe Allbaugh, a director of the Company as of April 30, 2007 and the issuance of 10% of Ecosphere Systems, Inc.’s common stock to him, which will vest periodically over a four year period, subject to continuation of the Joint Marketing and Supply Agreement with Pierce Manufacturing Inc. Mr. Allbaugh, a director of the Company, abstained. He is expected to continue to manage and oversee the relationship with Pierce. This will eliminate the liability to pay the $30,000 monthly fee and future commissions on future revenue and transactions.

•

The Company has reached an agreement with an experienced senior sales executive to become President of Ecosphere Systems at a substantially lower annual cost.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, our ability to complete a financing transaction in the second quarter, and our ability to sell or license our technologies and business units in 2007 and our future relationship with Ocean Tomo. Additionally, words such as seek, intend, believe, plan, estimate, expect, anticipate and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, our ability to generate revenues from the sale of our products, our ability to negotiate a fair price for one or more of our technologies or business units, our ability to resolve contractual issues Ocean Tomo’s ability to identify patents for us to acquire, and the condition of the public equity markets including our common stock price. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2006.

Item 3.

Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Ecosphere and its consolidated subsidiaries is made known to the officers who certify the Company’s financial reports, as well as other members of senior management and the Board of Directors, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, Ecosphere carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities and Exchange Act of 1934. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information related to the Company that is required to be included in Ecosphere’s annual and periodic SEC filings.

ECOSPHERE TECHNOLOGIES, INC.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ecosphere have been detected.

ECOSPHERE TECHNOLOGIES, INC.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

On February 13, 2007, Kamimura International Associates, LLC filed a complaint against us in the Martin County, Florida Circuit Court. We had a long term relationship with Kamimura International Associates, LLC or KIA, a Washington D.C. based organization, whereby KIA agreed to assist us in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. The lawsuit alleges, among other things, breach of contract, unjust enrichment, and fraudulent and negligent misrepresentation. KIA is seeking damages of $385,646.  We intend to vigorously defend ourselves in this litigation. The Company has expensed an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable

Item 3.

Defaults Upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2007.

Item 4.

Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the three months ended March 31, 2007.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Heller Capital Partners
10.2	Agreement with Robert Baratta
10.3	Agreement with Shaw – Robotics Envirobotic Services, LLC*
10.4	Amendment to Representation Agreement with Vice-Admiral George R. Sterner
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Executive Officer (Section 906)

———————

*

In accordance with SEC rules we have omitted Exhibit 1 from the Agreement as a schedule and will provide a copy to the Commission upon request.

(1)

Contained in Form 10-QSB filed on December 11, 2006.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 18, 2007	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer

May 18, 2007	/s/ JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer