Form 10QSB
period 2007-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2007-08-14
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐

TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 61,356,843 shares of common stock were outstanding as of August 10, 2007.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No  ☒

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

Item 1   Consolidated Financial Statements.

2

Consolidated Balance Sheets.

2

Consolidated Statements of Operations.

3

Consolidated Statements of Cash Flows.

4

Notes to Consolidated Financial statements.

5

Item 2.    Management’s Discussion and Analysis and Plan of Operation.

20

Item 3.    Controls and Procedures.

25

PART II – OTHER INFORMATION

27

Item 1.    Legal Proceedings.

27

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

27

Item 3.    Defaults Upon Senior Securities.

27

Item 4.    Submission of Matters to a Vote of Security Holders.

27

Item 5.    Other Information.

27

Item 6.    Exhibits and Reports on Form 8-K.

27

.

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(Unaudited)
Current Assets
Cash and equivalents	$122	$1,989,758
Accounts receivable	252,895	20,923
Inventories	244,491	187,910
Prepaid expenses and other current assets	133,887	66,880
Total current assets	631,395	2,265,471

Property and equipment, net	2,825,150	1,244,086
Patents, net	65,703	69,118
Debt acquisition costs, net	204,812	232,156
Other Assets	5,000	5,000
Total assets	$3,732,060	$3,815,831
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Capital Deficit
Current Liabilities
Accounts payable	$842,143	$330,733
Accounts payable - related parties	15,254	28,380
Accrued expenses	1,071,433	748,548
Capital lease obligations	570,043	—
Notes payable – related parties	221,771	171,500
Notes payable – third parties (net of discount)	2,843,324	2,157,186
Total current liabilities	5,563,968	3,436,347
Capital lease obligations – less current portion	521,916
Notes payable to related parties – less current portion	141,729	206,000
Notes payable to third parties – less current portion (net of discount)	3,063,665	3,781,846
Total Liabilities	9,291,278	7,424,193
Redeemable convertible cumulative preferred stock series A 250 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears	1,112,556	1,095,681
Redeemable convertible cumulative preferred stock series B 4,000 shares authorized; 434 and 464 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears	2,674,829	2,707,811
Commitments and Contingencies (Note 11)
Capital Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 60,505,424 and 56,487,639 shares issued and outstanding, respectively	605,054	564,877
Additional paid-in capital	40,942,582	38,762,072
Accumulated deficit	(50,894,239)	(46,738,803)
Total capital deficit	(9,346,603)	(7,411,854)
Total liabilities, redeemable convertible cumulative preferred stock, and capital deficit	$3,732,060	$3,815,831

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$613,713	$13,640	$661,800	$692,956

Cost of revenues	760,765	11,726	854,840	676,726

Gross profit (loss)	(147,052)	1,914	(193,040)	16,231

Operating expenses:
Selling, general and administrative	1,116,775	1,201,948	2,326,560	2,329,403
Non-cash compensation expense	94,675	116,387	243,577	193,252
Total operating expenses	1,211,450	1,318,335	2,570,137	2,522,655

Loss from operations	(1,358,502)	(1,316,421)	(2,763,177)	(2,506,424)

Other (income) expense:
Other income	(11,660)	(4,470)	(11,660)	(6,454)
Interest expense	731,845	295,631	1,403,918	1,354,715

Total other expense	720,185	291,161	1,392,258	1,348,261

Minority Interest in net income of affiliates	—	65,858	—	40,951

Net loss	(2,078,687)	(1,541,724)	(4,155,435)	(3,813,734)

Preferred stock dividends	(35,330)	(42,047)	(71,892)	(120,078)

Net loss applicable to common stock	$(2,114,017)	$(1,583,771)	$(4,227,327)	$(3,933,812)

Net loss per common share (basic and diluted)	$(0.04)	$(0.03)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding	59,776,723	54,263,580	58,181,388	53,739,054

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Six Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(4,155,435)	$(3,813,734)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	184,975	74,268
Provision for inventory impairment	—	50,000
Accretion of discount on notes payable	855,700	753,016
Non-cash compensation expense	243,577	188,252
Loss on sale of equipment	80,903	—
Common stock issued for services	25,563	36,313
Non-cash expense to renew loan	—	364,762
Minority interests in consolidated affiliates	—	(24,458)
Change in operating assets and liabilities:
Accounts receivable	(231,972)	9,111
Inventories	(56,580)	(363,797)
Vendor deposits	—	(133,203)
Prepaid expenses and other current assets	82,831	93,333
Other assets	—	26,239
Accounts payable	511,410	164,275
Accounts payable - related parties	(13,126)	(295,462)
Accrued expenses	471,158	684,641

Net cash used in operating activities	(2,000,896)	(2,056,371)

Investing activities:

Sale of equipment	610,000	—
Purchase of equipment	(246,512)	(5,373)

Net cash provided by (used in) investing activities	363,488	(5,373)

Financing activities:
Proceeds from issuance of notes payable and warrants to related parties	—	215,000
Capital lease payments	(215,059)	—
Repayments of notes payable	(123,169)	(16,594)
Repayment of notes payable to related parties	(14,000)	(554,835)
Proceeds from issuance of bridge loans	—	2,268,000
Proceeds from exercise of warrants	—	100,000
Distribution to partners of affiliate	—	(45,203)

Net cash (used in) provided by financing activities	(352,228)	1,966,368

Net decrease in cash	(1,989,636)	(95,376)

Cash and equivalents, beginning of period	1,989,758	167,956

Cash and equivalents, end of period	$122	$72,580

See accompanying notes to the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. Ecosphere’s mission is to become a globally branded company known for developing and introducing patented innovative clean technologies to the world marketplace. We invent, patent, develop and expect to license and/or sell clean technologies with the potential for practical, economical and sustainable applications across industries throughout the world. In addition, if we obtain sufficient capital, we may acquire other patents which are not being exploited, develop the products and/or services, initiate the commercialization and then seek to license and/or sell the patents to large companies.

The accompanying consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), its wholly-owned subsidiaries, Ecosphere Systems, Inc. (“ESI”), UltraStrip Envirobotic Solutions, Inc. (“UES”), and Ecosphere Energy Solutions, Inc. (“EES”) and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to market, produce and service the maritime coating removal industry. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix Process. USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in conjunction with

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the  year ended December 31, 2006.

2.

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2007, the Company incurred losses of approximately $4.2 million, had a working capital deficiency of approximately $4.9 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity. Pending the closing of the sale of the ship stripping assets of the Company’s subsidiary, UltraStrip Envirobotic Solutions, Inc. (“UES”) as more particularly disclosed in Note 14 additional funds will be advanced or short term debt is expected to be issued to provide necessary operating capital. The Company is also seeking interim equity financing pending the UES sale. As a result of limited liquidity, the Company’s management has temporarily deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	June 30, 2007	December 31, 2006
Vendor deposits	$45,979	$29,000
Prepaid consulting fees	35,000	15,562
Prepaid interest expense	21,566	—
Other	31,342	22,318
Total prepaid expenses and other current assets	$133,887	$66,880

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est Useful Lives	June 30, 2007	December 31, 2006
Plant and machinery	5 years	$717,954	$717,954
Coating removal and water filtration equipment	5 years	2,879,801	1,331,816
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,233
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	307,334	162,306

		4,437,688	2,744,675
Less accumulated depreciation		(1,612,538)	(1,500,589)

		$2,825,150	$1,244,086

The Company entered into two capital leases during the six months ended June 30, 2007 expiring at various dates through March 2010. The leased assets are included in the balance sheet as part of property and equipment at an initial cost of $2,207,015 on the date of inception. Amortization of the assets held under capital leases is included in depreciation expense and was approximately $83,000 for the six months ending June 30, 2007.

Future minimum capital lease payments as of June 30, 2007 are as follows:

2007	$28,084
2008	1,442,120
2009	42,120
2010	7,020

Total minimum lease payments	1,519,344

Less amounts representing interest, with annual interest rates of 11.1%	207,388

Present value of net minimum capital lease payments	1,311,956

Less: Unamortized discount	219,997

Net present value of minimum capital lease payments	1,091,959

Less current portions of obligations under capital lease	570,043

Obligations under capital lease, less current portion	$521,916

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	June 30, 2007	December 31, 2006
Accrued payroll and related benefits	$420,879	$149,081
Accrued interest	417,214	237,593
Accrued consulting	150,000	236,000
Other accrued expenses	73,340	85,874
Accrued professional fees	10,000	40,000
Total accrued expenses	$1,071,433	$748,548

6.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

	June 30, 2007	December 31, 2006

Unsecured notes payable to Director, interest at prime plus 2% (10.25% at
June 30, 2007). Effective January 1, 2007, the Company and Director
modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to
Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. The March 31, 2007 and June 30, 2007 payments have not been made. The director has waived the default status on this past due note.

	$240,000	$240,000

Unsecured notes payable to shareholders, interest at 18%, due upon demand.	50,000	50,000

Unsecured note payable to a company owned by Ecosphere’s CEO and SVP of Administration, interest at prime plus 2% (10.25% at June 30, 2007), due upon demand	26,000	40,000

Unsecured note payable to shareholder and director of Ecosphere Japan, Ltd, interest at 5%, due upon demand.	47,500	47,500

Total	$363,500	$377,500

Less: current portion	$221,771	171,500

Related party notes payable – net of current portion	$141,729	$206,000

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

(b.)

Other

Notes payable consist of the following:

	June 30, 2007	December 31, 2006

Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238, issued at an original discount, with warrants. Debentures are convertible into common stock at $0.369 per share. Warrants are exercisable at $0.4715 per share. At June 30, 2007 and December 31, 2006, unamortized discounts totaled $2,853,250 and $3,221,002, respectively.	$2,741,988	$2,374,236

Unsecured notes payable, net of unamortized discount, interest at prime plus 2% (10.25% at June 30, 2007), due as follows:   $1,297,870 on July 13, 2007. This maturity of this note was extended from February 13, 2007 until July 13, 2007. As an inducement to extend the loan, the Company paid the note holder $140,000 which included $50,000 of principal, accrued interest and a note extension fee of $50,000. The principal amount of these notes as of June 30, 2007 and December 31, 2006 is $1,297,870 and $1,347,870, net of unamortized loan discount of $0 and $45,444, respectively. The July 13, 2007 payment has not been made. The Company entered into a second extension agreement with the lender in which, if the UES sale closes, it will pay the lender $525,000 in principal, accrued interest from February 22, 2007, a $50,000 extension fee (one-half in cash and one-half in common stock) and $3,500 of the lender’s attorneys’ fees.  The remaining principal balance is due on July 13, 2008.

	1,297,870	1,302,426

Unsecured bridge finance notes payable of $185,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand.	185,000	185,000

Unsecured bridge finance notes payable of $500,000. Initially, these notes were convertible into common stock at the rate of $1.00 per share of common stock and, contained two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due March 6, 2007. On March 6, 2007, the note was modified. This modification included the following:  1) extended the term of the note through March 6, 2008; 2) reduced the conversion price of the note payable from $1.00 to $0.48 per share of common stock; 3) reduced the exercise price of the $1.25 warrants to $0.48 per share; and 4) granted five year warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.48. Net of discount of $73,807 and $22,382, respectively. During the quarter ended June 30, 2007, the holder of the note converted $500,000 of principal into common stock. If the UES transaction closes, the conversion and exercise prices of the note and related warrants will be reduced to $0.15 per share.

	426,193	977,618

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010.	406,213	429,882

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

	June 30, 2007	December 31, 2006
Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through May 2008. During the quarter ended June 30, 2007, $50,000 of these notes were extended through May 2008. As of June 30, $250,000 of these notes are due on demand, $25,000 are due in August 2007, and $50,000 of these notes are due in May 2008.	325,000	325,000

Unsecured notes payable of $550,000, issued with one restricted common share for each dollar invested. Interest at 8%, due 12 months from the respective issue dates through November 2007. Net of discount of $132,895 and $362,250, respectively.	417,105	187,750

Installment note, payable $9,518 monthly through June 2008, collateralized by equipment, interest at 11.1%	107,620	157,120

Total	$5,906,989	$5,939,032

Less current portion	$2,843,324	$2,157,186

Long-term debt	$3,063,665	$3,781,846

Future cash payment obligations for notes payable are as follows:

Twelve months ending June 30,
2008	$3,271,799
2009	251,136
2010	5,736,835
July 1, 2010 and later	70,672
Total	$9,330,442

7.

COMMON STOCK

Shares issued

Issuances of the Company’s common stock during the six months ended June 30, 2007 included the following:

a)

2,000,000 unregistered shares of common stock were issued as partial compensation related to the leasing of equipment with a value of $960,000;

b)

333,333 unregistered shares of common stock were issued as an inducement to services providers with a value of $160,000;

c)

200,000 restricted shares were issued as compensation to an employee with a value of $62,000;

d)

29,225 unregistered shares of common stock were issued upon conversion of 35 shares of Series B Preferred Stock with a value of $87,500;

e)

2,000 registered shares of common stock were re-issued to a shareholder with a value of $0;

f)

415,481 restricted, unregistered shares of common stock were issued as quarterly interest payment of $148,274 to the holders of the December 2006 debentures;

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

7.

COMMON STOCK (CONTINUED)

g)

1,041,666 registered shares of common stock were issued upon conversion of $500,000 convertible debt;

h)

10,080 restricted, unregistered shares of common stock were issued for 10,080 warrants at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and

i)

16,000 shares of common stock from a specific shareholder were retired and 2,000 new restricted, unregistered shares were issued to the same shareholder at no cost.

Shares reserved for issuance

As of June 30, 2007, 77,383,929 shares of Common Stock were reserved for issuance under the Company’s stock option plans, outstanding non-plan options, and warrants and upon conversion of the outstanding Series A and Series B Redeemable Convertible Cumulative Preferred Stock.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of June 30, 2007 and December 31, 2006, there were 9 shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $25,000 per share plus accrued dividends. Accrued dividends totaled $887,556 and $870,681 on June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2006, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of June 30, 2007 and December 31, 2006, there were 429 and 464 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in June 2002 at $2,500 per share plus accrued dividends. Accrued dividends totaled $1,602,309 and $1,547,791 on June 30, 2007 and December 31, 2006, respectively. During the six months ended June 30, 2007, two holders converted a total of 35 shares of Series B preferred stock into common stock.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock (all aggregating 77,383,929 shares of common stock at June 30, 2007) are not included in the computation of loss per common share because the effects of inclusion would be anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R pro forma disclosures. The Company’s stock option compensation expense was $163,799 and $94,928 for the six month periods ended June 30, 2007 and 2006, respectively. This stock option expense is a non-cash item.

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

	Six Months Ended June 30,
	2007	2006
Expected volatility	44%	9.66%
Expected lives	5 yrs	5-10 yrs.
Risk-free interest rate	4.62%	4.36% - 5.25%
Expected dividend yield	None	none

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

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Employee Fixed Plan Options

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,268,830	$0.99	3,580,497	$1.22

Granted	400,000	$0.50	50,000	$0.88
Exercised	—	—	—	—
Forfeited	240,500	0.83	—	—
Expired	—	—	—	—

Outstanding at end of period	8,428,330	$0.99	3,630,497	$1.22

Exercisable at end of period	5,097,597	$1.05	3,356,430	$1.22

Outstanding
Weighted average remaining contractual term		5.5		8.5
Aggregate intrinsic value		$—		$—

Weighted average grant date fair value		$0.14		$0.26

Exercisable
Weighted average remaining contractual term		6.1		8.5
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Employee Fixed Non Plan Options

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,760,003	$1.70	8,910,003	$1.75

Granted	—	—	4,100,000	$0.87
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	8,760,003	$1.70	13,010,003	$1.47

Exercisable at end of period	8,760,003	$1.70	8,897,503	$1.75

Outstanding
Weighted average remaining contractual term		5.0		7.2
Aggregate intrinsic value		$—		$—

Weighted average grant date fair value		$—		$0.15

Exercisable
Weighted average remaining contractual term		5.0		7.2
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Non-Employee Fixed Non-Plan Options

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,995,000	$1.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	500,000	1.00
Expired	—	—	—	—
Outstanding at end of period	5,495,000	$1.20	5,495,000	$1.20
Exercisable at end of period	5,495,000	$1.20	5,286,667	$1.20
Outstanding
Weighted average remaining contractual term		4.9		10.7
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$—		$—
Exercisable
Weighted average remaining contractual term		4.9		10.7
Aggregate intrinsic value		$—		$—

In addition to the stock options discussed above, the Company recognized share-based compensation expense related to Restricted Stock grants, issued per the terms of the 2006 Equity Incentive Plan, of $79,778 and $0 for the six months ended June 30, 2007 and 2006, respectively. The following table summarizes Non-vested Restricted Stock and the related activity as of June 30, 2007:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2007	262,537	$0.71
Granted	200,000	$0.31
Vested	(100,000)	$0.31
Forfeited	(15,385)	$0.65

Non-vested at June 30, 2007	347,152	$0.60

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2007 was $142,333 which is expected to be recognized over a weighted average period of approximately .56 years. No restricted stock grants had been issued in any period prior to May 2006.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Warrants

During the six months ended June 30, 2007, the Company granted warrants to acquire or warrants were exercised as follows:

a.

2,000,000 shares of common stock, exercisable at $0.48 per share for 5 years from date of grant, in connection with the renegotiation and extension of notes payable;

A summary of the outstanding warrants issued for cash, financing, services and settlement as of June 30, 2007 is presented below:

Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	34,744,959
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Outstanding at June 30, 2007	37,054,969

11.

COMMITMENT AND CONTINGENCIES

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

Our operating entities are defined as follows:

•

ESI was formed during the first quarter of 2005 to market and produce the Company’s water mobile filtration technology.

•

UES was formed in October 2005 to continue marketing and development of the Company’s patented robotic coasting removal technology.

•

EES was formed in November 2006. It currently develops and markets water separation and environmentally friendly energy technologies.

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

12.

OPERATING SEGMENTS (CONTINUED)

•

The table below presents certain financial information by business segment for the three months ended June 30, 2007.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals

Revenue from External Customers	—	613,713	—	613,713	—	613,713
Interest Expense	—	—	—	—	(731,845)	(731,845)
Depreciation and amortization	28,565	48,622	—	77,187	11,183	88,370
Non-cash compensation expense	—	—	—	—	94,675	94,675
Fixed asset additions (disposals) (net)	—	(552,017)	—	(552,017)	5,220	(546,797)

•

The table below presents certain financial information by business segment for the three months ended June 30, 2006.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals

Revenue from External Customers	—	13,640	—	13,640	—	13,640
Interest Expense	—	—	—	—	(295,631)	(295,631)
Depreciation and amortization	6,760	3,574	—	10,334	15,445	25,779
Non-cash compensation expense	—	—	—	—	116,387	116,387
Fixed asset additions	—	—	—	—	—	—

•

The table below presents certain financial information by business segment for the six months ended June 30, 2007.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	—	661,799	—	661,799	—	661,799
Interest expense	—	—	—	—	(1,403,918)	(1,403,918)
Depreciation and amortization	57,130	110,986	—	168,116	16,859	184,975
Non-cash compensation expense	—	—	—	—	243,577	243,577
Segment assets	456,904	2,702,245	—	3,159,149	572,911	3,732,060
Fixed asset additions (net of disposals)	—	1,547,983	—	1,547,983	145,029	1,693,012

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

12.

OPERATING SEGMENTS (CONTINUED)

•

The table below presents certain financial information by business segment for the six months ended June 30, 2006.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	—	692,956	—	692,956	—	692,956
Interest expense	—	—	—	—	(1,354,715)	(1,354,715)
Depreciation and amortization	13,520	22,103	—	35,623	38,645	74,268
Non-cash compensation expense	—	—	—	—	193,252	193,252
Segment assets	33,801	1,534,499	—	1,568,300	250,242	1,818,542
Fixed asset additions	—	—	—	—	5,373	5,373

13.

SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure is as follows:

	For The Six Months Ended June 30,
	2007	2006
Cash paid for interest	$114,809	$85,689

Non-cash investing and financing activities:
Accrued preferred stock dividends	$71,392	$120,078
Warrants issued in connection with financing	$177,228	$743,148
Common stock issued to settle debt obligations	$500,000	$1,078,000
Common stock issued as payment of accrued interest	$148,274	$—
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$425,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$87,500	$1,475,000
Purchase of equipment financed with capital lease and common stock	$1,997,015	$—
Common stock issued as payment to service providers	$160,000	$—
Common stock issued as compensation to employee	$62,000	$—

Conversion of accounts payable and accrued expenses to debt	$—	$615,109
Cashless exercise of warrants into common stock	$4,838	$182,000

ECOSPHERE TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

14.

SUBSEQUENT EVENTS

•

The proposed UES sale is based upon a binding letter of intent to sell the ship stripping assets of UES to a third party for cash of $6,200,000, and the assumption of a  $1,400,000 note payable and approximately $130,000 of trade payables. The UES patents relating to automobile and airplane stripping are not being sold. The letter of intent is subject to a number of closing conditions including the purchaser’s satisfactory completion of due diligence, consent of the holders of the Company’s senior convertible debentures, execution of a definitive sales agreement and receipt of closing opinions satisfactory to the purchaser.

•

The Company has an oral agreement with the principal holder of its senior convertible debentures to repay $4,000,000,  and to reset the conversion price of the remaining notes and the exercise price of all  warrants to $0.15 in exchange for a consent to the UES sale. The Company must enter into a formal written agreement with all holders.

•

Under the Management Compensation Adjustment Plan adopted in May 2006, the Company’s management team agreed to reduce salaries in exchange for options exercisable at $0.83 per share and commissions from a transaction like the UES sale. The members of the management team will be entitled to receive $773,500 of commissions from the UES sale. They have agreed that in lieu of accepting cash they will receive, at their election, shares of restricted common stock or options exercisable at $0.15 per share. Based upon their elections, the Company has approved the issuance 2,578,333 restricted shares and 2,578,334 options exercisable at $0.15 per share. These shares of restricted common stock and options will not vest unless the UES sale occurs.

•

On July 31, 2007, the Company agreed to borrow up to $300,000 from its Chief Executive Officer and Senior Vice President of Administration. As of the date of this Report, it has borrowed $300,000. The principal and accrued interest is convertible into shares of common stock at $0.48 per share at any time until its due date of January 29, 2008. If the UES sale closes, the conversion price will be reduced to $0.15 per share.

•

If the UES sale closes, the $500,000 of convertible notes described in Note 6 and warrants issued to the holder will have their conversion price and exercise price reduced to $0.15.

•

On August 3, 2007, Mr. Gordon Goodman, then President of ESI, the Company’s 90%-owned subsidiary, terminated his employment agreement for “good reason.” Under this agreement, he was to receive an annual salary of $165,000 per year. The agreement was entered into in May 2007 and was for a two-year term. The Company’s position is that Mr. Goodman breached his employment agreement.

ECOSPHERE TECHNOLOGIES, INC.

Item 2.

Management’s Discussion and Analysis and Plan of Operation.

Certain statements in “Management’s Discussion and Analysis or Plan of Operation” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. In addition to the risks that may prevent us from realizing the results anticipated by these forward-looking statements which are contained below, we included Risk Factors relating to an investment in Ecosphere at the conclusion of Item 6 of our annual report on Form 10-KSB for the year ended December 31, 2006, which is on file with the Securities and Exchange Commission and may viewed at www.sec.gov. The Company’s liquidity is substantially dependent upon closing the UES sale.

Overview

We create engineered and patented clean technology solutions. We invent, patent, and develop clean technology products and services.  As we commercialize this intellectual property, we, simultaneously, seek to license and/or sell our patents to companies with the financial and marketing resources and necessary infrastructure or license and/or sell the patents and other assets to investment entities. We have an intellectual property portfolio of registered and pending patents and related assets, trade secrets, trademarks, and copyrights for technologies that address pressing global commercial, environmental and humanitarian issues. Except as described below, all of our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. Our intellectual property portfolio consists of a portfolio of clean air and water technologies comprised of patents and patents pending, including:

•

We own nine registered United States patents relating to our robotic coating removal technology, airplane and automotive paint removal technology, of which six will be sold in connection with the UES sale;

•

We hold one exclusive license to a U.S. patent relating to our robotic coating technology which will be transferred to the purchaser of the UES assets;

•

We have our robotic coating removal system registered as a patent in 27 foreign countries;

•

We have three United States patents pending relating to our water filtration system;

•

We filed a provisional patent application for our Ecos Lifelink and Ecos Com Cube micro utility products; and

•

We recently filed a provisional patent and trademark on the Ozonix Process to treat produced water in the oil and gas industry.

Presently, we own several technologies that are completed and available for global marketing including the UES ship stripping assets which are the subject of the UES sale described in greater detail below. Our Mobile Water Filtration Truck, is being primarily marketed by Pierce Manufacturing, Inc. through four national and regional trade shows, so far, in 2007. The attendant water filtration systems to be sold independently of the Truck to hospitals and other markets and new water technologies now being development are expected, by management, to significantly impact the future of the Company. With dramatically reduced overhead, upon completion of the pending sale of the UES technology, the Company expects to improve the sustainability potential of the Company by producing a growing increase in the Company’s cash flow. Additionally, we have very recently launched our clean tech mobile micro utility system.

Our shareholders and other readers should understand that primary future revenues will be derived from product sales or from the licensing or sale of our clean technologies. These include the UES assets we have agreed to sell, as well as the coating removal patents that are retained, and both the renewable energy and water filtration technologies.

ECOSPHERE TECHNOLOGIES, INC.

A most significant technology transfer event is now in process concerning the first major sale of Ecosphere Technologies Inc. developed technology to a substantial private equity source. The Company expects to transfer its marine industry ultra high pressure coatings removal technology, operated by its UES division, along with approximately ½ of its overhead to the buyer. Upon successful closing of this transaction, the Company plans to achieve debt restructuring and reduction of over 70% of its total debt obligations. The proposed UES sale is our first step and serves as validation of our business model. We will identify national/international companies who have an existing synergy or expansion interest in the markets that these technologies can exploit. The fully-developed technologies as well as those that require additional development are the result of “investment” by us in research and development expenditures over approximately eight years that are required to be reflected as operating losses on our consolidated financial statements. Our patents and other proprietary technology described in the paragraph above are the result of the over $45 million expended since our inception.

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

•

UES which we organized in October 2005 to operate our coating removal business; and

•

EES which we organized in November 2006. Ecosphere Energy Solutions is developing our clean tech mobile micro utility business.

2007 Highlights

For the six months ended June 30, 2007, there were no material developments which had an impact upon our results of operation and financial condition. However, in the third quarter we signed a binding letter of intent to sell the UES ship stripping assets. The proposed UES sale not only will validate our business model, but it will also reduce over $5,500,000 of debt and trade payables. Additionally, the letter of intent envisions that the purchaser will enter into employment agreements with UES’ senior management. We also expect that other employees whose time is focused on UES will become employed by the purchaser or otherwise leave our employment. Following the closing of the UES sale, we anticipate that our cash burn rate will be reduced by approximately $150,000 per month. In addition to reducing our liabilities, we will have some working capital available.

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

ECOSPHERE TECHNOLOGIES, INC.

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

The Company reviews for impairment its machinery and equipment used in its products, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure or water filtration becomes available. During the quarter ended June 30, 2007 and 2006, the Company did not have any impairment write offs.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

The Company’s net loss increased $537,000 during the quarter ended June 30, 2007 when compared to the year earlier period. The primary reasons for this increase are higher interest charges related to the senior convertible debentures issued in December 2006.

Revenues

Revenues were $613,713 for the three months ended June 30, 2007 as compared to $13,640 for the three months ended June 30, 2006. The increase resulted from the sale of two robots during the 2007 quarter, as compared to no major sales in 2006. The Company had spare part sales of $3,713 and $13,640 during the quarters ended June 30, 2007 and 2006, respectively. Spare parts sales have resulted from orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

ECOSPHERE TECHNOLOGIES, INC.

Cost of Revenues

Cost of revenues was $760,765 for the three months ended June 30, 2007, as compared to $11,726 for the three months ended June 30, 2006. Gross profits were negative and decreased during the quarter as compared to 2006 due to the Company sale of two of its robotics systems previously deployed at its customer shipyards at a price lower than its book value. The Company sold the two robotic systems to its Singapore distributor at this price based upon a verbal expression of intent by the distributor to place an additional order for two additional units in the third quarter. The two robotic systems sold were used systems.

Operating Expenses

Operating expenses for the three months ended June 30, 2007 were $1,211,450 compared to $1,318,335 for the three months ended June 30, 2006. This decrease resulted from the Company’s reduced spending on professional fees.

Loss from Operations

Loss from operations for the three months ended June 30, 2007 was $1,358,502 compared to $1,316,421 loss for the three months ended June 30, 2006. The increase in loss from operations in 2007 versus 2006 was due to the Company’s sales of robotic systems at a price less than book value.

Interest Expense

Interest expense was $731,845 and $295,631 for the three months ended June 30, 2007 and 2006, respectively. Of the 2007 amounts, approximately $497,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $231,000 actual and accrued interest associated with the notes payable. Of the 2006 amounts, approximately $164,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $131,000 actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $35,330 for the three months ended June 30, 2007 and $42,047 for the three months ended June 30, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2006 because a number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $2,114,017 for the three months ended June 30, 2007, compared to a net loss of $1,583,771 for the three months ended June 30, 2006. Net loss per common share was $0.04 and $0.03 for the three months ended June 30, 2007 and 2006, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

The Company’s net loss increased $341,000 during the six months ended June 30, 2007 when compared to the year earlier period. The primary reasons for this increase are higher interest charges related to the senior convertible debentures issued in December 2006.

Revenues

Revenues were $661,800 for the six months ended June 30, 2007 as compared to $692,956 for the six months ended June 30, 2006. The decrease resulted from the lower sales prices of its robotic systems in 2007 as compared to 2006.

Cost of Revenues

Cost of revenues was $854,840 for the six months ended June 30, 2007, as compared to $676,726 for the six months ended June 30, 2006. Gross profits were negative and decreased during the quarter as compared to 2006 due to the Company’s sale of two of its robotics systems to the Singapore customer as previously disclosed.

ECOSPHERE TECHNOLOGIES, INC.

Operating Expenses

Operating expenses for the six months ended June 30, 2007 were $2,570,137 compared to $2,522,655 for the six months ended June 30, 2006. This slight increase resulted from the Company’s slightly higher non-cash compensation expenses during 2007 versus 2006.

Loss from Operations

Loss from operations for the six months ended June 30, 2007 was $2,763,177 compared to $2,506,424 loss for the six months ended June 30, 2006. The increase in loss from operations in 2007 versus 2006 was due to the Company’s sales of robotic systems at a price less than book value.

Interest Expense

Interest expense was $1,403,918 and $1,354,261 for the three months ended June 30, 2007 and 2006, respectively. Of the 2007 amounts, approximately $884,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), $470,000 actual and accrued interest associated with the notes payable, and $50,000 is a one time extension fee, paid in cash, related to a note payable which was maturing. Of the 2006 amounts, approximately $403,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), an interest expense charge of $351,000 (non-cash) related to the beneficial conversion feature associated with notes payable issued during the period, $228,000 actual and accrued interest associated with the notes payable, and $371,000 is a one time extension fee, added to the principal value of a note payable which was maturing.

Preferred Stock Dividends

Preferred stock dividends were $71,892 for the six months ended June 30, 2007 and $120,078 for the six months ended June 30, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2006 because a number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $4,227,327 for the six months ended June 30, 2007, compared to a net loss of $3,933,812 for the six months ended June 30, 2006. Net loss per common share was $0.07 and $0.07 for the six months ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,081,799 for the six months ended June 30, 2007, compared to $2,056,371 for the six months ended June 30, 2006.

The Company’s net cash provided by (used in) investing activities was $444,391 for the six months ended June 30, 2007 compared to net cash used by investing activities of $(5,373) for the six months ended June 30, 2006. The improvement in cash provided is due to the sale of previously deployed robotic systems offset by the acquisition of additional robotic systems in 2007, compared to only minor equipment purchases in 2006.

The Company’s net cash (used in) provided by financing activities was ($352,228) for the six months ended June 30, 2007 compared to $1,966,368 for the six months ended June 30, 2006. The decrease was caused by the combination of repayments of notes payable and capital leases and the lack of capital fundraising during 2007 when compared to 2006.

As of August 14, 2007, the Company has $104,000 in cash. The Company has met its working capital needs, in the third quarter, from collection of accounts receivable and through loans from its Chief Executive Officer and Senior Vice President of Administration. Through the date of this Report, the Company borrowed $300,000 from them in August. The convertible note issued to  them is due January 29, 2008, although we expect that it may be repaid from the proceeds of the UES sale. If the Company closes the UES sale, it will substantially reduce its indebtedness and reduce its monthly cash “burn rate” by approximately 50%. The sale will leave the Company with some working capital. The Company is currently planning to raise additional capital either through the sale of equity, convertible debt or the sale of an equity interest in one of its subsidiaries. It also is focusing its effort on

ECOSPHERE TECHNOLOGIES, INC.

generating revenue from its water filtration systems. Management believes there will be an improvement in cash flow from these revenues in 2007 with substantial impact in 2008 and beyond.

As of the date of this Report, the Company has $13,458 in accounts receivable. Additionally, it owes its management 16 weeks of payroll and has been paying its trade creditors for only absolutely essential transactions, such as its landlord, utilities and similar creditors. In May 2007, the Company entered into two-year agreement with an  executive at a salary of $165,000 per year. On August 3, 2007, he resigned for “good reason.”  Our position is that he breached the agreement and we have no liability to him. Assuming the UES sale closes, the Company anticipates it will require $2.2 million for working capital over the next 12 months. It has no current plans to purchase any capital assets. Management is planning a new convertible debt offering of $2 – 5 Million in the near future to supplement the net proceeds required and to achieve funding levels required to eliminate the “Going Concern” qualification on the Company’s auditors opinion.

RELATED PARTY TRANSACTIONS

•

During the quarter ended March 31, 2007, the Company modified its Agreement with its Chairman of the Board, Vice Admiral George Sterner. The modification terminated the Company’s obligation to pay the Chairman commissions for revenue generated after the date of the modification,  We agreed to a new payment structure for the $341,412 owed to Vice Admiral Sterner. This amount included a note payable of $240,000, accrued interest and commissions which are due him. The revised payment terms provides for interest of prime plus 2% to accrue only on the $240,000 we borrowed from Vice-Admiral Sterner. We also agreed to make payments of $40,000 per quarter beginning on March 31, 2007 with payments to be applied first to interest, next to commissions and finally to principal. No payments have been made.

•

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration were owed $40,000. During the six months ended June 30, 2007, we paid $14,000 of principal on this note payable.

•

In May 2007, we entered into an agreement with Mr. Joe M. Allbaugh, a director and then the President of ESI, a wholly-owned subsidiary, to terminate the $30,000 per month Consulting Agreement with Mr. Allbaugh and the future obligation to pay him commissions from ESI’s revenues and transactions. In exchange, we issued him 10% of ESI, which will vest periodically over the balance of the term of the Pierce Manufacturing Inc. Joint Marketing and Supply Agreement. He has remained as a director of the Company but resigned as President of ESI.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to our liquidity, the closing of the UES sale, and/or our ability to complete a financing transaction. Additionally, words such as seek, intend, believe, plan, estimate, expect, anticipate and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the results of the buyer’s due diligence, contractual issues, and the condition of the public equity markets including our common stock price. See also the risk factors contained in our Form 10-KSB for the year ended December 31, 2006.

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

ECOSPHERE TECHNOLOGIES, INC.

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

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits and Reports on Form 8-K.

(a)

EXHIBITS.

Exhibit Number	DESCRIPTION
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Certificate of Designation for Series A Preferred (1)
4.2	Certificate of Designation for Series B Preferred (1)
10.1	Agreement with Heller Capital Partners (2)
10.2	Term Sheet with Robert Baratta
10.3	Agreement with Shaw – Robotics Envirobotic Services, LLC (2)
10.4	Amendment to Representation Agreement with Vice-Admiral George R. Sterner (2)
10.5	Term Sheet with Joe M. Allbaugh
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-QSB filed on May 21, 2006.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

August 14, 2007	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer

August 14, 2007	/s/ JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer