Form 10QSB
period 2007-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2007-11-15
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-QSB

______________

☒

QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 64,242,639 shares of common stock were outstanding as of November 13, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-QSB

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

2

Item 1 Consolidated Financial Statements.

2

Consolidated Balance Sheets (unaudited)

2

Consolidated Statements of Operations (unaudited)

3

Consolidated Statements of Cash Flows (unaudited).

4

Notes to Unaudited Consolidated Financial statements.

6

Item 2. Management’s Discussion and Analysis and Plan of Operation.

23

Item 3. Controls and Procedures.

28

PART II – OTHER INFORMATION

29

Item 1. Legal Proceedings.

29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

29

Item 3. Defaults Upon Senior Securities.

29

Item 4. Submission of Matters to a Vote of Security Holders.

29

Item 5. Other Information.

29

Item 6. Exhibits.

29

.

PART I - FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements (Unaudited).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Unaudited)
Current Assets
Cash and equivalents	$20,178	$1,989,758
Accounts receivable	7,158	20,923
Inventories of spare parts	165,890	187,910
Prepaid expenses and other current assets	170,048	66,880
Total current assets	363,274	2,265,471
Property and equipment, net	581,726	1,244,086
Equipment held for sale, net	2,198,465	—
Patents, net	63,997	69,118
Debt acquisition costs, net	190,007	232,156
Other Assets	5,000	5,000
Total assets	$3,402,469	$3,815,831
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$891,416	$330,733
Accounts payable - related parties	45,521	28,380
Accrued liabilities	1,278,029	748,548
Capital lease obligations	1,000,586	—
Due to related party company	130,000	—
Notes payable – related parties – current portion	516,847	259,072
Notes payable – third parties (net of discount) – current portion	2,961,820	2,069,614
Total current liabilities	6,824,220	3,436,347
Capital lease obligations – less current portion	399,001	—
Notes payable to related parties – less current portion	99,153	558,310
Notes payable to third parties – less current portion (net of discount)	3,243,615	3,429,536
Total Liabilities	10,565,989	7,424,193
Redeemable convertible cumulative preferred stock series A 11 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears	1,120,994	1,095,681
Redeemable convertible cumulative preferred stock series B 484 shares authorized; 429 and 464 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears	2,701,552	2,707,811
Commitments and Contingencies (Note 11)
Stockholders’ Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 61,115,800 and 56,487,639 shares issued and outstanding, respectively	611,158	564,877
Additional paid-in capital	41,380,105	38,762,072
Accumulated deficit	(52,977,328)	(46,738,803)
Total stockholders’ deficit	(10,986,065)	(7,411,854)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$3,402,469	$3,815,831

See accompanying notes to the unaudited consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$6,789	$1,382,368	$668,588	$2,075,324

Cost of revenues	33,805	732,108	888,645	1,408,834

Gross profit (loss)	(27,016)	650,260	(220,057)	666,490

Operating expenses	940,761	1,263,037	3,510,898	3,785,691

Loss from operations	(967,778)	(612,777)	(3,730,955)	(3,119,201)

Other income (expense):
Other income	2	1,732	11,663	8,286
Gain (loss) on conversion	(44,245)	—	(44,245)	—
Interest expense	(1,071,070)	(318,327)	(2,474,988)	(1,673,142)

Total other income (expense)	(1,115,312)	(316,595)	(2,507,570)	(1,664,856)

Minority Interest in net income of affiliates	—	—	—	(40,951)

Net loss	(2,083,090)	(929,372)	(6,238,525)	(4,743,106)

Preferred stock dividends	(34,661)	(39,312)	(106,553)	(159,390)

Net loss applicable to common stock	$(2,117,751)	$(968,684)	$(6,345,078)	$(4,902,496)

Net loss per common share applicable to common stock (basic and diluted)	$(0.04)	$(0.02)	$(0.11)	$(0.09)

Weighted average number of common shares outstanding	61,099,834	54,985,523	59,378,161	54,203,563

See accompanying notes to the unaudited consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:

Net cash used in operating activities	$(1,705,701)	$(1,343,370)

Cash flows from Investing activities:

Purchase of equipment	(393,646)	(1,085,933)

Net cash used in investing activities	(393,646)	(1,085,933)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants to related parties	350,000	349,000
Capital lease payments	(210,000)	—
Repayments of notes payable	(126,233)	(26,551)
Repayment of notes payable to related parties	(14,000)	(931,237)
Proceeds from issuance of bridge loans	—	2,793,000
Proceeds from exercise of warrants	—	102,813
Return of investment from affiliate	—	21,493
Distribution to partners of affiliate	—	(45,201)
Proceeds from loans from related parties	130,000	—

Net cash used in provided by financing activities	129,767	2,263,317

Net decrease in cash	(1,969,580)	(165,986)

Cash and equivalents, beginning of period	1,989,758	167,956

Cash and equivalents, end of period	$20,178	$1,970

See accompanying notes to the unaudited consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Nine Months Ended September 30,
	2007	2006
Cash paid for interest	$144,745	$92,129

Non-cash investing and financing activities:
Accrued preferred stock dividends	$106,553	$159,390
Warrants issued in connection with financing	$705,368	$743,148
Common stock issued to settle debt obligations	$525,000	$1,078,000
Common stock issued as payment of accrued interest	$318,412	$—
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$425,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$87,500	$1,475,000
Purchase of equipment financed with capital lease and common stock	$1,890,000	$—

Conversion of accounts payable and accrued expenses to debt	$—	$615,109
Cashless exercise of warrants into common stock	$—	$182,000

See accompanying notes to the unaudited consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. Ecosphere’s mission is to become a globally branded company known for developing and introducing patented innovative clean technologies to the world marketplace. We invent, patent, develop and expect to license and/or sell clean technologies with the potential for practical, economical and sustainable applications across industries throughout the world. In addition, if we obtain sufficient capital, we may acquire other patents which are not being exploited, develop the products and/or services, initiate the commercialization and then seek to license and/or sell the patents to large companies.

The accompanying unaudited consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries UltraStrip Envirobotic Solutions, Inc. (“UES”), and Ecosphere Energy Solutions, Inc. (“EES”) and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending OzonixTM Process. USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

The Company has been associated with two entities which have been consolidated into the Company’s financial statements prior to this report in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

The first entity, USJ, was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005. On September 28, 2006, the Company sold all but 5% of its shares to the other partners in USJ. Based upon this transaction and the lack of the Company’s ability to control USJ, USJ’s financial statements are not consolidated with the Company after September 28, 2006.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited consolidated financial statements should be read in

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.

GOING CONCERN

The accompanying unaudited consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2007, the Company incurred losses of approximately $6.2 million, had a working capital deficiency of approximately $6.5 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity. Following the closing of the sale of the ship stripping assets of the Company’s subsidiary, UES, as more particularly disclosed in Note 16, additional funds will be advanced by the Founder and President, Dennis E. McGuire, or short term debt is expected to be issued to provide necessary operating capital. The Company is also seeking interim equity financing following the UES asset sale. As a result of limited liquidity, the Company’s management has temporarily deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	September 30, 2007	December 31, 2006
Vendor deposits	$50,172	$29,000
Prepaid consulting fees	50,300	15,562
Prepaid interest expense	5,775	—
Short-term deposits	14,342	9,527
Other	49,459	12,791
Total prepaid expenses and other current assets	$170,048	$66,880

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	September 30, 2007	December 31, 2006
Plant and machinery	5 years	$20,925	$717,954
Water filtration equipment	5 years	865,487	1,331,816
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,233
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	398,680	162,306

		1,817,691	2,744,675
Less accumulated depreciation		(1,235,965)	(1,500,589)

		$581,726	$1,244,086

Equipment held for sale consists of the following:

	Est. Useful Lives	September 30, 2007
Plant and machinery	5 years	$339,693
Coating removal equipment	5 years	2,315,351

		2,655,044
Less accumulated depreciation		(456,579)

		$2,198,465

The Company entered into two capital leases during the nine months ended September 30, 2007, expiring at various dates through March 2010. The leased assets are included in the balance sheet as part of property and equipment and equipment held for sale at their initial costs at inception of $107,015 and $2,100,000, respectively. Amortization of the assets held under capital leases is included in depreciation expense and was approximately $137,485 for the nine months ended September 30, 2007.

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	September 30, 2007	December 31, 2006
Accrued payroll and related benefits	$524,835	$149,081
Accrued interest	478,536	237,593
Accrued consulting	—	236,000
Other accrued expenses	274,658	85,874
Accrued professional fees	—	40,000
Total accrued expenses	$1,278,029	$748,548

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

	September 30, 2007	December 31, 2006

Unsecured notes payable to Director, interest at prime plus 2% (9.75% at
September 30, 2007). Effective January 1, 2007, the Company and Director
modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to
Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. The March 31, 2007, June 30, 2007 and September 30, 2007 payments have not been made. The director has waived the default status on this past due note.

	$240,000	$240,000

Unsecured note payable to shareholder, interest at 18%, due upon demand. This note was reclassified as payable to an unrelated party during the nine months ended September 30, 2007.	—	50,000

Unsecured notes payable to principal shareholders, interest at 8%, due the earlier of the UES sale or January 27, 2008.	350,000	—

Unsecured note payable to a company owned by Ecosphere’s principal shareholders, interest at prime plus 2% (9.75% at September 30, 2007), due upon demand. The note is in default at September 30, 2007.	26,000	40,000

Unsecured note payable to shareholder and director of Ecosphere Japan, Ltd., interest at 5%, due upon demand. Transferred to accrued liabilities as of September 30, 2007, due to litigation status.	—	47,500

Total	$616,000	$377,500

Less: current portion	$516,847	151,500

Related party notes payable – net of current portion	$99,153	$206,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

(b.)

Other

Notes payable consist of the following:

	September 30, 2007	December 31, 2006

Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238, issued at an original discount, with warrants. The debentures are convertible into common stock at $0.15 per share and the warrants are exercisable at $0.15 per share as a result of the closing of the UES asset sale on October 9, 2007. At September 30, 2007 and December 31, 2006, unamortized discounts totaled $2,648,534 and $3,221,002, respectively.	$2,946,704	$2,374,236

Unsecured notes payable, net of unamortized discount, interest at prime plus 2% (9.75% at September 30, 2007), due as follows: $1,297,870 on July 13, 2008. The principal amount of these notes as of September 30, 2007 and December 31, 2006 was $1,297,870 and $1,347,870, net of unamortized loan discount of $0 and $45,444, respectively. On February 13, 2007 the maturity date was extended to July 13, 2007 in exchange for a principal payment of $50,000, payment of accrued interest of $38,684 and payment of an extension fee and expenses totaling $51,500 which has been expensed as of September 30, 2007. On July 13, 2007, the Company entered into a second extension agreement with the lender in which, it paid the lender $525,000 in principal, accrued interest from February 22, 2007, a $50,000 extension fee (one-half in cash and one-half in common stock) and $3,500 of the lender’s attorney fees. The remaining principal balance is due on July 13, 2008.

	1,297,870	1,302,426

Unsecured bridge finance notes payable, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand. $25,000 of the notes payable was converted into 25,000 shares of common stock.	160,000	185,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	December 31, 2006

Unsecured bridge finance notes payable of $500,000 net of discount of $147,494 and $22,382, respectively. Initially, these notes were convertible into common stock at the rate of $1.00 per share of common stock and, contained two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due March 6, 2007. On March 6, 2007, the note was modified. This modification included the following: 1) extended the term of the note through March 6, 2008; 2) reduced the conversion price of the note payable from $1.00 to $0.48 per share of common stock; 3) reduced the exercise price of the $1.25 warrants to $0.48 per share; and 4) granted five year warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.48. The transaction was treated as a debt extinguishment under EITF 96-19 and related interpretations. The Company recorded the change in fair value of the warrants and embedded conversion option and fair value of the new warrants of $44,194, $183,510 and $477,664 respectively as debt discounts to be amortized over the new extended term. The values were derived using a Black-Scholes model with the following assumptions: Volatility 144%, Expected Term of 1, 4, or 5 years, discount rate of 4.4% to 4.6% and dividends of $0.00. During the quarter ended June 30, 2007, the holder of the note converted $500,000 of principal into common stock. Upon closing of the UES transaction in October 2007, the conversion and exercise prices of the note and related warrants was reduced to $0.15 per share. With the closing of the UES asset sale, the Company paid the holder $300,000 and the conversion and exercise prices of the remaining $200,000 note and related warrants were reduced to $0.15 per share.

	352,506	977,618

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. On September 30, 2007 three monthly payments were in arrears totaling $45,201 and three loans totaling $171,985 have been extended at November 13, 2007 and the remaining loans are in default.	393,594	429,882

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through August 2007. As of November 13, 2007, letters of extension are outstanding and all loans are in default.	325,000	325,000

Unsecured bridge finance note payable of $50,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 18%. At September 30, 2007, this note was in default and due on demand. At December 31, 2006, this note was classified as payable to a related party; in 2007, the relationship ceased and the note was reclassified.	50,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30, 2007	December 31, 2006
Unsecured notes payable of $550,000, issued with one restricted common share for each dollar invested. Interest at 8%, due 12 months from the respective issue dates through November 2007. At September 30, 2007, $500,000 of the notes payable were in default with a resultant interest rate of 18%. Net of discount of $2,952 and $362,250, respectively, at September 30, 2007 and December 31, 2006. As of November 13, 2007, three loans totaling $300,000 have been extended and the remaining loans are in default.	547,048	187,750
Installment note, payable $9,518 monthly through September 2008, collateralized by equipment, interest at 11.1%	132,713	157,120
Total	$6,205,435	$5,939,032

Less current portion	$2,961,820	$2,157,186

Long-term debt	$3,243,615	$3,781,846

Future cash payment obligations for notes payable are as follows:

Twelve months ending September 30,
2008	$3,478,667
2009	579,451
October 1, 2010 and later	2,763,317
Total	$6,821,435

7.

COMMON STOCK

Shares issued

Issuances of the Company’s common stock during the nine months ended September 30, 2007 included the following:

a)

2,000,000 unregistered shares of common stock were issued as partial compensation related to the leasing of equipment with a value of $680,000 based on a quoted trading price of $0.34 per share;

b)

323,333 unregistered shares of common stock were issued as an inducement to services providers with a value of $118,750 based on a quoted trading price ranging from $0.35 to $0.36 per share;

c)

200,000 unregistered shares of common stock were issued as compensation to an employee with a value of $62,000 based on a quoted trading price of $0.31 per share, 50% of the shares vested upon issuance and 50% will cliff vest one year from issuance. Compensation expense is recognized pro rata over the vesting period;

d)

29,225 unregistered shares of common stock were issued upon conversion of 35 shares of Series B Preferred Stock with a value of $87,500;

e)

1,123,900 unregistered shares of common stock were issued as quarterly interest payments of $318,412 to the holders of the December 2006 debentures based on a quoted trade price of $0.44 per share for 415,681 shares and $0.19 per share for 708,419 shares resulting in a loss on conversion of $44,245;

f)

1,000,000 registered and 41,666 unregistered shares of common stock were issued upon conversion of convertible debt;

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

g)

10,080 unregistered shares of common stock were issued for 10,080 warrants at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and the exercise price was lowered to zero with no accounting effect.

7.

COMMON STOCK (CONTINUED)

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $94,528 for the nine months ended September 30, 2007. The following table summarizes Non-vested restricted stock and the related activity as of September 30, 2007:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2007	262,537	$0.71
Granted	200,000	$0.31
Vested	(100,000)	$0.31
Forfeited	(15,385)	$0.65

Non-vested at September 30, 2007	347,152	$0.60

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2007 was $119,833 which is expected to be recognized over a weighted average period of approximately 1.4 years. No restricted stock grants had been issued in any period prior to May 2006.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of September 30, 2007 and December 31, 2006, there were nine shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 6,000 common shares. Accrued dividends totaled $895,994 and $870,681 on September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of September 30, 2007 and December 31, 2006, there were 429 and 464 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,629,032 and $1,547,791 on September 30, 2007 and December 31, 2006, respectively. During the nine months ended September 30, 2007, two holders converted a total of 35 shares of Series B preferred stock into common stock.

9.

NET LOSS PER SHARE

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share are excluded from the calculation.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

9.

NET LOSS PER SHARE (CONTINUED)

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 79,672,262 shares of common stock at September 30, 2007) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

10.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R pro forma disclosures. The Company’s stock option compensation expense was $284,254 and $104,898 for the nine month periods ended September 30, 2007 and 2006, respectively. This stock option expense is a non-cash item.

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

	Nine Months Ended September 30,
	2007	2006
Expected volatility	144%	9.66%
Expected lives	5 yrs	5-10 yrs.
Risk-free interest rate	4.62%	4.36% - 5.25%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2007 is based on historical volatility for the expected term or such shorter period as the stock has been traded, as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Employee Fixed Plan Options

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,268,830	$0.99	3,580,497	$1.22

Granted	400,000	$0.50	155,000	$0.65
Exercised	—	—	—	—
Forfeited	240,500	0.83	—	—
Expired	—	—	—	—

Outstanding at end of period	8,428,330	$0.97	3,735,497	$1.19

Exercisable at end of period	5,097,597	$1.05	3,356,430	$1.18

Outstanding
Weighted average remaining contractual term		5.5		8.3
Aggregate intrinsic value		$—		$—

Weighted average grant date fair value		$0.20		$0.20

Exercisable
Weighted average remaining contractual term		6.1		8.3
Aggregate intrinsic value		$—		$—

During May 2007, the Company granted 400,000 options to an employee valued at $0.34 per share or $135,000. The options have an exercise price of $0.50 and vest over 24 months. The Company recognized expense of $45,067 in 2007. The employee resigned on August 3, 2007 and his options therefore terminated three months later on November 3, 2007 at which time the $45,067 prior expense was reversed.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Employee Fixed Non-Plan Options

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,760,003	$1.70	8,910,003	$1.75

Granted	—	—	4,100,000	$0.87
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	8,760,003	$1.70	13,010,003	$1.46

Exercisable at end of period	8,760,003	$1.70	8,897,503	$1.72

Outstanding
Weighted average remaining contractual term		5.0		7.0
Aggregate intrinsic value		$—		$—

Weighted average grant date fair value		$—		$0.17

Exercisable
Weighted average remaining contractual term		5.0		7.0
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Non-Employee Fixed Non-Plan Options

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,995,000	$1.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	500,000	1.00
Expired	—	—	—	—
Outstanding at end of period	5,495,000	$1.20	5,495,000	$1.20
Exercisable at end of period	5,495,000	$1.20	5,286,667	$1.20
Outstanding
Weighted average remaining contractual term		4.9		10.5
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$—		$—
Exercisable
Weighted average remaining contractual term		4.9		10.5
Aggregate intrinsic value		$—		$—

.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

10.

STOCK-BASED COMPENSATION (CONTINUED)

Warrants

During the nine months ended September 30, 2007, the Company granted warrants to acquire or warrants were exercised as follows:

2,000,000 shares of common stock, exercisable at $0.48 per share for five years from date of grant, in connection with the renegotiation and extension of notes payable.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of September 30, 2007 is presented below:

Shares
Warrants issued for cash	1,585,010
Warrants issued for financing	34,744,959
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Outstanding at September 30, 2007	37,054,969

11.

COMMITMENT AND CONTINGENCIES

•

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

•

On August 3, 2007, Mr. Gordon Goodman, then President of ESI, the Company’s 90%-owned subsidiary, terminated his employment agreement for “good reason.” Under this agreement, he was to receive an annual salary of $165,000 per year. The agreement was entered into in May 2007 and was for a two-year term. Mr. Goodman may claim the payment of his salary for the remainder of the contract period. The Company’s position is that Mr. Goodman breached his employment agreement and believes that he will not prevail.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

12.

OPERATING SEGMENTS (CONTINUED)

Our operating entities are defined as follows:

•

Ecosphere Systems, Inc. (ESI) which we organized in April 2005 to operate our water filtration system business;

•

UltraStrip Envirobotic Solutions, Inc. (UES) which we organized in October 2005 to operate our coating removal business; and,

•

Ecosphere Energy Solutions, Inc. (EES) which we organized in November 2006. EES owns a one-third interest in Ecosphere Energy Services LLC and is developing our clean tech mobile micro utility business.

•

The table below presents certain financial information by business segment for the three months ended September 30, 2007.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	—	$6,789	—	$6,789	—	$6,789
Interest expense	—	—	—	—	$(1,071,070)	$(1,071,070)
Depreciation and amortization	$20,452	$56,525	—	$76,977	$4,688	$81,665
Non-cash compensation expense	—	—	—	—	$40,677	$40,677
Fixed asset additions (disposals) (net)	—	$40,119	—	$40,119	$(5,073)	$35,046

•

The table below presents certain financial information by business segment for the three months ended September 30, 2006.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	—	$1,382,368	—	$1,382,368	—	$1,382,368
Interest expense	—	—	—	—	$(318,327)	$(318,327)
Depreciation and amortization	$5,846	$65,033	—	$70,879	$39,276	$110,155
Non-cash compensation expense	—	—	—	—	$116,387	$116,387
Fixed asset additions	$509,720	$744,949	—	$1,254,669	$5,373	$1,260,042

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

12.

OPERATING SEGMENTS (CONTINUED)

•

The table below presents certain financial information by business segment for the nine months ended September 30, 2007.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	—	$668,588	—	$668,588	—	$668,588
Interest expense	—	—	—	—	$(2,474,988)	$(2,474,988)
Depreciation and amortization	$77,582	$167,511	—	$245,093	$21,547	$266,640
Non-cash compensation expense	—	—	—	—	$284,254	$284,254
Segment assets	$517,220	$3,024,236	—	$3,541,456	$931,278	$4,472,733
Fixed asset additions (net of disposals)	—	$1,849,020	—	$1,849,020	$(120,963)	$1,728,057

•

The table below presents certain financial information by business segment for the nine months ended September 30, 2006.

	Ecosphere Systems	UltraStrip Envirobotic Solutions	Ecosphere Energy Solutions	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	—	$2,075,324	—	$2,075,324	$—	$2,075,324
Interest expense	—	—	—	—	$(2,474,912)	$(1,673,142)
Depreciation and amortization	$13,520	$22,103	—	$35,623	$38,645	$74,268
Non-cash compensation expense	—	—	—	—	$336,230	$336,230
Segment assets	$33,801	$1,534,499	—	$1,568,300	$250,242	$1,818,542
Fixed asset additions	—	$1,270,235	—	$1,270,235	$5,373	$1,275,608

13.

MINORITY INTEREST

On May 10, 2007 the Company’s Board of Directors adopted a resolution terminating a Representation Agreement with an affiliate of Mr. Joe M. Allbaugh, a director of the Company ($30,000 per month and commissions) and transferred to Mr. Allbaugh 10% ownership of ESI, which as of September 30, 2007 had no revenue and a negative net worth. The Company fully funded the construction of the only asset of ESI, the mobile water filtration truck. The minority owner will share in any profits in ESI once they occur. Accordingly, the minority interest was zero at the agreement date. The Company will report on the results of operations once activity occurs in this entity.

14.

CONCENTRATION OF RISK

During the nine months ended September 30, 2007, the Company had 91% of its sales derived from one customer. With the UES asset sale, the entity is no longer a customer.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

15.

RELATED PARTY TRANSACTIONS

•

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the nine months ended September 30, 2007, we paid $14,000 of principal on this note payable.

•

During the quarter ended September 30, 2007, the Company received funds from the issuance of convertible notes to the Chief Executive Officer and the Senior Vice President of Administration in the amounts of $200,000, $100,000 and $50,000.

16.

SUBSEQUENT EVENTS

•

On October 9, 2007 the Company sold the ship stripping and certain other assets of UES to Chariot Robotics LLC (“Chariot”) for cash of $6,200,000, and the assumption of a $1,400,000 note payable with a carrying value of $1,305,396, net of discount and approximately $135,000 of trade payables. As additional consideration, the Company received a five percent ownership interest in Chariot. The UES patents relating to automobile and airplane stripping were not sold.

•

As part of the asset sale, the Company paid $250,000 of Chariot’s closing costs by issuing Chariot’s affiliates 1,041,666 shares of common stock valued at $0.24 per share with demand and piggyback registration rights. In addition, the Company incurred its own selling costs of approximately $500,000.

•

In order to sell the UES assets, the Company needed the consent of its senior convertible debenture holders. Prior to September 30, 2007, the Company entered into an Amendment and Waiver of the Securities Purchase Agreement with the holders of the debentures to repay $4,000,000 (which was paid in October 2007), and to reset the conversion price of the remaining notes (approximately $1,595,000) and the exercise price of all warrants to $0.15 in exchange for their consent to the UES asset sale.

•

Under the Management Compensation Adjustment Plan adopted in May 2006, the Company’s management team agreed to reduce salaries in exchange for options exercisable at $0.83 per share and commissions from a transaction like the UES sale. The members of the management team were entitled to receive $773,500 of commissions from the UES sale. On July 31, 2007, the board of directors granted management members options or restricted stock in lieu of cash, subject to vesting which occurred on October 9th when the UES asset sale closed. Based upon the elections of the management members, the Company has issued 3,094,000 shares of restricted common stock and 2,062,667 five year options exercisable at $0.15 per share. The Company will recognize approximately $742,560 and $458,118 respectively in unrecognized share-based compensation expense as of the fourth quarter of 2007.

•

With the closing of the UES asset sale, the $500,000 of convertible notes described in Note 6 and warrants issued to the holder had their conversion price and exercise price reduced to $0.15.

•

With the closing of the UES sale, the Company also issued 200,000 shares to the holders of their 8% notes, 200,000 shares to the holders of their 12% notes, 157,637 shares to the Robotics Investment Group note holders, 50,000 shares to another note holder for exchange of old notes for new 10% one-year convertible notes with a conversion price of $0.15 per share. The Company also issued 200,000 shares to an investment relations firm for future services. The shares were valued at $0.24 per share and the Company will recognize approximately $145,800 in debt discount to be amortized over the new debt term and $48,000 in share-based compensation expense which is expected to be recognized over the service period for the investment relations firm.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

16.

SUBSEQUENT EVENTS (CONTINUED

•

The Company has a patent pending technology that will be used in the oil and gas industry. Ecosphere Energy Solutions, Inc. (“EES”), a wholly-owned subsidiary of the Company, has acquired a one-third interest in a limited liability company (the “LLC”); an experienced oilfield operator and a third party also each own a one-third interest. The LLC Operating Agreements and other agreements were executed as of November 13, 2007 to provide its patent-pending the OzonixTM process to the oil and gas industry to address the reduction of their growing operating costs associated with the processing and disposition of drilling mud used in the gas drilling operations and produced water used in the oil drilling operations. The Exclusive Licensing, Manufacturing and Supply Agreement requires a minimum annual purchase of 10 units throughout the 10 year term of the Agreement. The purchase price includes a pre-agreed upon margin. The LLC will then lease the OzonixTM process units on a per diem basis. Currently, as oil and gas companies drill in exploration for gas reserves, they utilize water mixed with a mud product, or with the oil drilling operation, to keep their drill heads cooled and to seal fissures in the well area. The drilling mud, or oil, must be separated from the water and the water used in this process needs to be treated to comply with EPA requirements prior to being reintroduced into the drilling process or otherwise disposed of under regulatory requirements. The oil industry currently incurs substantially higher costs of transportation associated with hauling the untreated water to a fixed site water treatment plant. The OzonixTM process is portable to the drilling site and can be leased to the drilling company for as long as the exploration process continues and then relocated to the next drilling site. The potential cost savings are an attractive solution to the oil and gas industry.

•

The Company issued to the holders of its senior convertible debentures 612,148 shares of common stock in lieu of payment of $125,893 accrued interest due to the holders of its senior convertible debentures. The shares are valued at $153,037 or $0.25 per share based on the quoted trading price on the notice date resulting in a loss on conversion of $27,144.

ECOSPHERE TECHNOLOGIES, INC.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

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

Overview

The Company creates engineered and patented clean technology solutions. It invents, patents, and develops clean technology products and services. As it commercializes this intellectual property, it , simultaneously, seek to license and/or sell our patents to companies with the financial and marketing resources and necessary infrastructure or license and/or sell the patents and other assets to investment entities. The Company has an intellectual property portfolio of registered and pending patents and related assets, trade secrets, trademarks, and copyrights for technologies that address pressing global commercial, environmental and humanitarian issues.

As a diversified water-centric technology company, Ecosphere has a variety of water-based technological products and services. At present, the Company is primarily focused on applying its innovative patent pending OzonixTM process, initially, to the treatment of “produced water” and drilling muds. Ecosphere is also investigating the application of this technology within the maritime and other industries.

The “Ecosphere OzonixTM Process” is an innovative, low cost approach that has the ability to cut billions of dollars from the rising price of oil products, extend the life of fields and increase the extraction rate per well. The environmental benefits are even more significant. According to Dr. Kent Moors(1), the “OzonixTM Process” would reverse field use patterns to provide genuinely enhanced environmental protection.

EES, a wholly-owned subsidiary of the Company has recently acquired a one-third interest in an LLC which has an exclusive 10-year license to the OzonixTM Process for the oil and gas industry in the United States and offshore within territorial limits. Another one-third owner is an experienced oilfield services operator that will handle the day-to-day operations in the United States. EES is licensing the “OzonixTM Process” to the LLC which will maintain exclusivity if it purchases 10 systems per year from EES. After the initial unit which was sold by EES at its cost, all remaining units will be sold on a cost plus fixed profit basis. In addition, Ecosphere will share in the profits from the daily rentals of the OzonixTM systems as a one-third owner.

Presently, Ecosphere owns several technologies that are completed and available for global marketing. The Company’s Tactical Water Filtration Truck is being primarily marketed by Pierce Manufacturing, Inc. which has demonstrated it in 2007 at four national and regional trade shows. The attendant water filtration systems can be containerized and sold independently of the truck to hospitals and other markets. The new Ozonix™ water technologies now being development are expected by management to significantly impact the future of the Company. With dramatically reduced overhead upon completion of the recent sale of the robotic coating removal technology, the Company expects an increase in its cash flow. Additionally, the Company has completed the design and engineering for its clean tech mobile micro utility system in late 2006 and expect to construct a prototype as resources become available. This new clean tech Ecos LifeLink unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

(1) Dr. Kent Moors has been an advisor to the highest levels of the US and foreign governments, a consultant to private companies, financial institutions and law firms in 21 countries and has appeared over 800 times as a featured television and radio commentator.

ECOSPHERE TECHNOLOGIES, INC.

A most significant technology transfer event was completed on October 9, 2007 concerning the first major sale of an Ecosphere developed technology. Ecosphere sold its robotic coating removal assets for the marine industry and above ground storage tanks to a private equity fund for $6,200,000 cash, assumption of $1,535,000 of liabilities and a 5% interest in the new company. The UES asset sale resulted in a reduction of approximately 40% of Ecosphere’s overhead. Additionally, the Company achieved debt restructuring and reduction of 63% of its debt. The robotic coating removal technology sale is Ecosphere’s first major sale of technology and serves as validation of its business model. The additional fully-developed technologies, as well as those that require additional development, are the result of “investment” by Ecosphere in research and development expenditures over approximately eight years. Those expenditures are required to be reflected as operating losses on its unaudited consolidated financial statements. Its patents and other proprietary technology described above are the result of the over $45 million expended since our inception.

The following is a list of the Company’s existing intellectual property estate:

•

U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.

•

U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.

•

U .S. Patent 7,100,844 – High Impact Waterjet Nozzle is constructed to infuse fluid into a high velocity stream of liquid passing through a nozzle to create a bubble rich waterjet that causes the bubbles to implode when the waterjet strikes the surface amplifying the impact of the water – dated September 5, 2006.

•

U.S. Patent Pending - Mobile Emergency Water Filtration System for Homeland Security and other applications.

•

U.S. Patent Pending - Business Model to provide response and training to public and private suppliers of water resources in the event of an act of terrorism or a natural disaster that contaminates a water supply.

•

U.S. Patent Pending - The Ecosphere OzonixTM Process for enhanced water treatment for reclamation of waste fluids.

2007 Highlights

For the nine months ended September 30, 2007, there were no material developments which had an impact upon Ecosphere’s results of operations and financial condition. However, in the third quarter Ecosphere signed a letter of intent to sell the UES ship stripping assets. The transaction was closed on October 9, 2007. Management spent the quarter focusing on finder a buyer for the UES assets and then supplying the purchaser with extensive due diligence material and otherwise concentrating on closing the transaction; thus, all UES sales efforts had been postponed. The UES asset sale not only validated Ecosphere’s business model, but it also reduced over $5,500,000 of debt and trade payables. Additionally, the purchaser entered into employment agreements with UES’ senior management, as well as hiring other employees whose time has been focused on UES. Following the closing of the UES asset sale, Ecosphere’s cash operating expenses were reduced by approximately $150,000 per month. In addition to reducing its liabilities, some working capital was made available.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The three accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. Some of the estimates are based upon the UES assets which were sold and are included as a matter of explaining the historical results of operations.

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

The Company reviews for impairment its machinery and equipment used in its products, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement in robotic operations or ultra high water pressure or water filtration becomes available. During the quarters and nine months ended September 30, 2007 and 2006, the Company did not have any impairment write offs.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 10 to our unaudited consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The Company’s net loss increased $1,153,716 during the three months ended September 30, 2007 when compared to the same period in the prior year. The primary reasons for this increase are higher interest charges related to the senior convertible debentures issued in December 2006.

Revenues

Revenues were $6,789 for the three months ended September 30, 2007 as compared to $1,382,368 for the three months ended September 30, 2006. The decrease resulted from the sale of two robots during the 2006 quarter, as compared to no major robotic sales in 2007. As stated above, the Company ceased its selling efforts once it decided to sell the UES assets. The Company had spare part sales of $4,470 and $13,562 during the quarters ended September 30, 2007 and 2006, respectively. Spare parts sales have resulted from orders placed by our customer (primarily Shaw) and the Company has no influence over the timing of the revenues.

ECOSPHERE TECHNOLOGIES, INC.

Cost of Revenues

Cost of revenues was $33,805 for the three months ended September 30, 2007, as compared to $732,108 for the three months ended September 30, 2006. Gross profits were negative and decreased during the quarter as compared to 2006 due to the lack of sales activity, as the Company was focusing its efforts to complete the due diligence process surrounding the letter of intent to sell the UES ship stripping assets.

Operating Expenses

Operating expenses for the three months ended September 30, 2007 were $939,179 compared to $1,236,037 for the three months ended September 30, 2006. This decrease resulted from the Company’s reduced spending on professional fees.

Loss from Operations

Loss from operations for the three months ended September 30, 2007 was $966,192 compared to $612,777 loss for the three months ended September 30, 2006. The increase in loss from operations in 2007 versus 2006 was due to the Company’s lack of sales activity as a result of its efforts to complete the due diligence process surrounding the Letter of Intent to sell the UES ship stripping assets.

Interest Expense

Interest expense was $1,072,651 and $318,327 for the three months ended September 30, 2007 and 2006, respectively. Of the 2007 amounts, approximately $492,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $113,000 actual and accrued interest associated with the notes payable. Of the 2006 amounts, approximately $182,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $136,000 actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $34,661 for the three months ended September 30, 2007 and $39,312 for the three months ended September 30, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $2,117,751 for the three months ended September 30, 2007, compared to a net loss of $968,684 for the three months ended September 30, 2006. Net loss per common share was $0.04 and $0.02 for the three months ended September 30, 2007 and 2006, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

The Company’s net loss increased $1,495,419 during the nine months ended September 30, 2007 when compared to the year earlier period. The primary reasons for this increase are higher interest charges related to the senior convertible debentures issued in December 2006.

Revenues

Revenues were $668,588 for the nine months ended September 30, 2007 as compared to $2,075,324 for the nine months ended September 30, 2006. The decrease resulted from the lower sales prices and sales of its robotic systems in 2007 as compared to 2006 for the reason expressed under revenues for the three months ended September 30, 2007.

Cost of Revenues

Cost of revenues was $888,645 for the nine months ended September 30, 2007, as compared to $1,408,834 for the nine months ended September 30, 2006. Gross profits were negative and decreased during 2007 as compared to 2006 due to the Company’s sale of two of its robotics systems to the Singapore customer at lower than cost and less sales activity as previously discussed.

ECOSPHERE TECHNOLOGIES, INC.

Operating Expenses

Operating expenses for the nine months ended September 30, 2007 were $3,510,898 compared to $3,785,691 for the nine months ended September 30, 2006. This slight decrease resulted from the Company’s slightly lower consulting fee expenses during 2007 versus 2006.

Loss from Operations

Loss from operations for the nine months ended September 30, 2007 was $3,730,955 compared to $3,119,201 loss for the nine months ended September 30, 2006. The increase in loss from operations in 2007 versus 2006 was due to the Company’s sales of robotic systems at a price less than book value and lack of sales volume in the third quarter which has been previously discussed.

Interest Expense

Interest expense was $2,474,988 and $1,673,142 for the three months ended September 30, 2007 and 2006, respectively. Of the 2007 amounts, approximately $688,000 relates to the amortization of the discounts related to the Company’s notes payable (non-cash), $1,343,000 actual and accrued interest associated with the notes payable, and $50,000 is a one time extension fee, paid in cash, related to a note payable which was maturing. Of the 2006 amounts, approximately $754,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), an interest expense charge of $935,000 (non-cash) related to the beneficial conversion feature associated with notes payable issued during the period, $228,000 actual and accrued interest associated with the notes payable, and $371,000 is a one time extension fee, added to the principal value of a note payable which was maturing.

Preferred Stock Dividends

Preferred stock dividends were $106,553 for the nine months ended September 30, 2007 and $159,390 for the nine months ended September 30, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2006 because a number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $6,345,098 for the nine months ended September 30, 2007, compared to a net loss of $4,902,496 for the nine months ended September 30, 2006. Net loss per common share was $0.11 and $0.09 for the nine months ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,705,701 for the nine months ended September 30, 2007, compared to $1,343,470 for the nine months ended September 30, 2006. The principal reason for the increase was the larger net loss and the substantial reduction in inventory purchases.

The Company’s net cash used in investing activities was $393,646 for the nine months ended September 30, 2007 compared to $1,085,933 for the nine months ended September 30, 2006. The improvement in cash provided is due to the sale of previously deployed robotic systems offset by the acquisition of additional robotic systems in 2007, compared to only minor equipment purchases in 2006.

The Company’s net cash provided by financing activities was $129,767 for the nine months ended September 30, 2007 compared to $2,263,317 for the nine months ended September 30, 2006. The decrease was caused by the combination of repayments of notes payable and capital leases and the lack of capital fundraising during 2007 when compared to 2006.

As of November 13, 2007, the Company has $28,235 in cash and $5,390 in accounts receivable. Following receipt of the UES asset sale proceeds, the Company used the proceeds to repay debt and reduce trade payables and past due management compensation. The Company paid $87,692 to its management and currently owes them approximately $190,000 in past due salaries. It has met its working capital needs in the fourth quarter following the UES closing principally through loans from its Chief Executive Officer and Senior Vice President of Administration. Through the date of this Report, the Company borrowed $200,000 from them in October and November 2007 after they were repaid prior loans with the UES sale proceeds. The note is payable on demand. As a result of the UES asset sale, the Company substantially reduced its indebtedness and reduced its monthly cash

ECOSPHERE TECHNOLOGIES, INC.

expenses by approximately 40%. The Company anticipates it will require $2.2 million for working capital over the next 12 months assuming extension of notes payable. It has no current plans to purchase any capital assets the Company is currently seeking to raise between $2-5 million additional capital either through the sale of convertible debt or the sale of an equity interest in one of its subsidiaries to supplement the net proceeds required and to achieve funding levels required to eliminate the “Going Concern” qualification on the Company’s auditors’ opinion.

It also is focusing its effort on generating revenue from its OzonixTM systems. Management believes that this new product will generate material cash flow beginning in the quarter ending March 31, 2008. Additionally, in May 2007, the Company entered into two-year agreement with an executive at a salary of $165,000 per year. On August 3, 2007, he resigned for “good reason.” Ecosphere’s position is that he breached the agreement and it has no liability to him.

RELATED PARTY TRANSACTIONS

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the nine months ended September 30, 2007, we paid $14,000 of principal on this note payable.

During the quarter ended September 30, 2007, the Company borrowed $350,000 from its Chief Executive Officer and the Senior Vice President of Administration, which sums were repaid with the UES sale proceeds. Ecosphere has borrowed an additional $200,000 from them in the current quarter.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to Ecosphere’s liquidity, its future cash flow, its ability to complete a financing transaction and the anticipated results from the sales of its OzonixTM systems. Additionally, words such as seek, intend, believe, plan, estimate, expect, anticipate and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, both general and specific to the matters discussed in this press release. Factors that could cause or contribute to such differences include, but are not limited to, the results of the condition of the public equity markets including Ecosphere’s common stock price and the field testing of the first two Ozonix™ systems. See also the risk factors contained in Ecosphere’s Form 10-KSB for the year ended December 31, 2006.

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

ECOSPHERE TECHNOLOGIES, INC.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

Name or Class	Date Issued	Number of Securities	Reason for Issuance
Holders of Ecosphere’s Senior Convertible Debentures	July 10 and November 2, 2007	1,320,567	In lieu of paying cash interest on senior convertible debentures
Warrant holders	January 15, 2007 and February 24, 2007	20,080	Cashless exercise of warrants
Holders of Ecosphere’s Series B Preferred Stock	January 24, 2007 and April 23, 2007	29,225	Conversion by holders of Series B Preferred Stock
Lenders in 2006 Private Placement	January 15, 2007	813,008	Shares issued as additional consideration in connection with loans made in 2006.
Holder of Convertible Note	June 26, 2007	41,666	Partial conversion of convertible note

Item 3.

Defaults Upon Senior Securities.

As of the date of this Report, $796,609 of notes payable are in default as a result of failures to pay principal when due. None of these notes are senior.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

(a)

EXHIBITS.

Exhibit Number	DESCRIPTION
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement with Heller Capital Partners (2)
10.2	Employment Agreement with Gordon Goodman (3)
10.3	Amendment and Waiver of the Securities Purchase Agreement
10.4	Summary of Amendment to the 2006 Management Compensation Adjustment Plan
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-QSB filed on May 21, 2006.

(3)

Contained in Form 8-K filed on May 16, 2007.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

November 14, 2007	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer

November 14, 2007	/s/ JAMES C. RUSHING III
James C. Rushing III
Chief Financial Officer / Chief Accounting Officer