Form 10KSB
period 2007-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2008-04-15
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB

———————

✓ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

State issuer’s revenue for its most recent fiscal year. $ 6,009,377.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $10,841,000 @ $0.19 per share on March 31, 2008.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
66,376,428 shares of common stock outstanding as of March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (Check one):		Yes	✓	No

INDEX

PART I

Item 1.           Description of Business.

1

Item 2.           Description of Property.

8

Item 3.           Legal Proceedings.

8

Item 4.           Submission of Matters to a Vote of Security Holders.

8

PART II

Item 5.           Market for Common Equity and Related Shareholder Matters.

9

Item 6.           Management’s Discussion and Analysis or Plan of Operation.

11

Item 7.           Financial Statements.

23

Item 8.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

23

Item 8A(T).   Controls and Procedures.

23

Item 8B.        Other Information.

24

PART III

Item 9.           Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) of the Exchange Act.

25

Item 10.         Executive Compensation.

29

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related

Shareholder Matters.

34

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

36

Item 13.         Exhibits.

37

Item 14.         Principal Accountants Fees and Services.

38

SIGNATURES

39

i

PART I

Item 1.

Description of Business.

Ecosphere’s mission is to become a globally branded company known for developing and introducing innovative clean technologies to the world marketplace. Our company has developed a portfolio of patented and proprietary clean technologies that are currently available for sale and licensing to third parties. Our core competency is designing and building high volume mobile water filtration equipment to treat complex industrial and energy related wastewaters.

Water and Energy

The two most important resources for the world are water and energy. The present demand for energy is putting massive demands on the available water in aquifers and groundwater. Energy companies are being forced to find new technologies that can help them recycle the waters that they use and produce in the production of gas and oil to meet the demands of a growing world population.

Ecosphere Ozonix™ Process

The Ecosphere Ozonix™ process is an advanced oxidation process that we have developed to treat industrial wastewater. Since late 2007, we have tested our Ecosphere Ozonix™ process on a variety of industrial wastewaters. We feel one of the most promising applications for our technology is in the natural gas exploration business to help the energy companies recycle frac flowback and produced waters in the exploration and production of natural gas. The Ecosphere Ozonix™ process is designed to work as a pre or post treatment process in the recycling of industrial wastewaters.

In order to produce natural gas from a shale, the wells must be injected with large volumes of clean water, frac sand, and frac fluids, to drive the gas to the surface. An energy company will use between three and five million gallons of clean water for each well that they frac. Approximately 30% of this water flows back in the first two to three weeks of the fracturing process that needs to be either treated and recycled for other frac jobs or be disposed of. The current process of disposal in most natural gas producing regions is underground injection wells. This method of disposal is being challenged by political and environmental groups causing the energy companies to develop recycling technology programs.

As part of our review of opportunities in the oil and gas business, we have focused our attention on the Barnett Shale, an area of North Texas that includes the Ft. Worth metropolitan area as well as more rural areas. There are currently an estimated 4,000 producing gas wells in the Barnett Shale. The March 10, 2008 Powell Barnett Shale Newsletter stated that natural gas production in the Barnett Shale increased 29% in 2007 over 2006. While the Barnett Shale is a prolific shale producing region, our company will be also pursuing business in other shale producing regions in Texas, Pennsylvania, Oklahoma, Wyoming, Colorado and New Mexico, as well as international opportunities.

A recent edition of the Powell Barnett Shale Newsletter stated that the supply of water and conservation is “possibly becoming the most important issue of concern for energy companies.” Many of the leading drilling companies are turning to recycling their frac flow back and produced waters in order to reduce water consumption and control their costs for clean water.

Ecosphere’s proprietary Ozonix™ process is designed to treat frac flowback and produced waters with highly concentrated ozone and ultrasonics. Our process uses hydrodynamic and acoustic cavitations to create nano sized bubbles that create hydroxyl radicals to oxidize organics and heavy metals in industrial wastewaters.

Our Strategy

We have tested a wide range of Barnett Shale frac flowback and produced waters. We are currently planning to manufacture and operate mobile water treatment equipment that can be used on the actual well site or at a designated site the energy companies’ use for their recycling operations. .

Our current Ozonix™ activities are focused on the following strategies:

•

We are focusing on obtaining financing to build equipment and initiating our services in the Barnett Shale.

•

Once we have commercialized our Ozonix™ technology in the Barnett Shale, we intend to expand it to other oil and gas areas in the United States in Texas, Pennsylvania, Oklahoma, Wyoming, Colorado, and New Mexico.

•

We are also investigating using our Ecosphere Ozonix™ process to treat other types of high volume industrial wastewaters.

Our Markets

We have used an experienced oil and gas consultant named Dr. Kent Moors to help us identify opportunities in the oil and gas business. According to the Dr. Moors Report, a large and growing market exists for the Ozonix™ process. Initial analysis has identified over 17,500 oil and gas companies worldwide, in both producing and service categories, along with more than 55,000 fields, which would benefit from the process immediately. Considerable opportunities also exist to apply the Ecosphere Ozonix™ process to oil sands and oil shale deposits, for coal bed methane projects, as well as specific applications in the refining, shipping and petrochemical industries.

We intend to pursue opportunities in the following markets:

•

Oil and Gas Industry;

•

Marine Industry to Treat Ballast Wastewater;

•

Purification of Industrial Process Plant Effluents;

•

Mining Industry;

•

Pulp and Paper Industry;

•

Coal Energy Industry; and

•

Municipal Wastewater.

Our Competitors

The energy companies use a myriad of different approaches to dealing with produced waters and frac flowback waters. The primary method of dealing with these waters throughout the U.S. is hauling them to a permitted underground injection site. The most dominant frac flowback and produced water recycling competitor in the Barnett Shale is Fountain Quail, a division of Aqua Pure a Canadian company. Fountain Quail uses steam distillation technology to treat frac flowback and produced waters. We believe our Ecosphere OzonixTM technology is a cost effective alternative that the energy companies will prefer due to our pricing structure, and the mobility of our solution. Our company currently has no market share in the Barnett Shale. Our competitors have substantially greater financial, management, engineering, technical, sales, and marketing resources than we currently have.

Our competitive advantages include cost and the ability to recycle much higher volumes of wastewater. The footprint of the Ecosphere Ozonix™ mobile water treatment plant is considerably smaller than our competitors to treat the same volumes of frac flowback and produced waters. Unlike our competitors’ process, the Ecosphere Ozonix™ process does not need a particular water temperature or pH level, with expansion capability to receive continuous water flow for treatment at high volume. Our process provides an enhanced stream of clean water on-site.

Company History

We were organized in 1998 to develop and commercialize a robotic coating removal system for the marine industry to replace the environmentally harmful grit blasting process. This business remained our primary business until 2005 when we began focusing on our water filtration business. On October 9, 2007, we closed the sale of the ship stripping assets of UltraStrip Envirobotic Solutions, Inc., our wholly-owned subsidiary (“UES”). The consideration received for the assets was: (i) $6,200,000 in cash, (ii) the assumption of liabilities of $1,535,000, and (iii) issuance to us of 5% of the limited liability company membership interests in the purchaser. We recently sold the 5% interest to the purchaser of the assets for $250,000.

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

For approximately six weeks beginning in September 2005, our water filtration system provided clean water to Waveland, Mississippi, a Gulf Coast town devastated by Hurricane Katrina, and to surrounding communities. Our experience in operating our system in a real-time environment providing disaster relief has been invaluable. We have redesigned our water filtration system to better serve areas devastated by natural disasters and terrorist events. During 2006, we designed and engineered an advanced mobile water filtration system on a 20’ x 8’ skid unit (approximately one-half the size of our EPA-verified system) for our partnership with Pierce Manufacturing, a division of Oshkosh Truck Corporation (NYSE OSK), which has been installed in a Tactical Water Filtration Truck manufactured by Pierce Manufacturing. This Tactical Water Filtration Truck was delivered to us in early August 2006 and is currently being used as a demonstration model by Pierce Manufacturing.

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

Our mobile water filtration system will allow the community water systems to comply with this requirement of the Bioterrorism and Response Act of 2002. Our water filtration system in the Tactical Water Filtration Truck can provide enough clean water to meet the minimum daily needs of approximately 20,000 people.

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

In 2004, our original 40 foot filtration system became the first and only high volume system to be verified by the EPA program for a terrorist attack or natural disaster, and we believe it remains the only wastewater purification system to be verified by the EPA.

Our Solution

Our water filtration system, which was originally designed to filter the water used by our robotic water-jetting system, is capable of producing up to 72,000 gallons of drinking water per unit per day. The system verified by the EPA was housed in a 40 foot container, while our next generation has been modified since deployment of the original to Waveland, Mississippi to be more mobile through integration into a military type truck vehicle we call the Tactical Water Filtration Truck. Some new models will also include living facilities for operators responding to future disasters since there may not be any accommodations available at disaster sites.

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

An important milestone was reached on December 5, 2005 when we entered into a Joint Marketing and Supply Agreement with Pierce Manufacturing, a subsidiary of the Oshkosh Truck Corporation. Oshkosh is a leading United States defense contractor. We are hopeful that through the Pierce Agreement and the services of one of our directors, Mr. Joe M. Allbaugh, we can be successful in selling water filtration systems to the Department of Homeland Security, municipalities and United States and foreign military customers as they prepare to respond to future man-made or natural disasters. Pierce is a leading North American manufacturer of custom fire trucks and homeland security vehicles which enable police, fire and emergency management personnel to respond effectively to terrorism and natural disasters and to mitigate their effects. Annually, Pierce builds between 1,600 - 1,800 specialized emergency vehicles. With our exclusive Agreement with Pierce, it will manufacture and market Ecosphere’s Tactical Water Filtration Truck, although we cannot be assured that we will derive any material revenues from it.

Pierce is marketing the Tactical Water Filtration Truck to the Department of Homeland Security, state and local governments and United States and foreign militaries. Additionally, Oshkosh is marketing our water filtration system to the United States and foreign militaries as a product that can be loaded onto Oshkosh’s HEMTT, a military truck built for challenging military missions. To date, Pierce has not devoted material efforts on the marketing of the Tactical Water Filtration Truck. We have not sold any Tactical Water Filtration Trucks. This product does have a long sales cycle.

Mr. Joe M. Allbaugh was Director of the Federal Emergency Management Agency or FEMA from 2001 to 2003. Mr. Allbaugh served as Chairman of Bush-Cheney 2000 and was Chief of Staff to President George W. Bush when he was Governor of Texas. His consulting company’s clients include some of the largest government contractors which serve governments in the United States and overseas. In October 2005, Mr. Allbaugh became a director of Ecosphere. His consulting company provided consulting services to us from July 2005 until May 2007 and was responsible for introducing us to and helping finalize the Agreement with Pierce.  For further information on Mr. Allbaugh, see the discussion under Item 10, “Executive Compensation,” and Item 12, “Certain Relationships and Related Transactions, and Director Independence” sections of this Report.

In order to take full advantage of the opportunities presented by our mobile water filtration system, in April 2005 we formed Ecosphere Systems, Inc., whose sole focus is commercializing the mobile water filtration system. We have generated limited revenue from the mobile water filtration system. In consideration for terminating the consulting agreement with Mr. Allbaugh’s company, in May 2007 we issued Mr. Allbaugh 10% of Ecosphere Systems. For further information, see the discussion under Item 10, “Executive Compensation,” and Item 12, “Certain Relationships and Related Transactions, and Director Independence” sections of this Report.

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

On Friday evening, September 9, 2005, NBC’s Dateline featured the unfortunate plight of Waveland, Mississippi, a small town on the Gulf Coast. The story quoted the Mayor as saying the town needed water for bathing and cleaning. Our management flew to Mississippi on Saturday, met with the Mayor and delivered the mobile water filtration system to Waveland on Sunday. Shortly thereafter, we began purifying contaminated water, and supplying it to the first responders, relief workers and local residents who had not been evacuated. Portable showers fabricated by Ecosphere personnel in Waveland permitted people to bathe. Volunteer relief workers used a tanker truck to deliver clean water from our filtration system to residents outside of Waveland. Our water filtration system operated in Waveland for six weeks until the local water system began operating. We received $234,000 from the Mississippi Emergency Management Agency in payment for our services.

Waveland also served another important function. In using our water filtration system on a real-time basis, we have learned important lessons. We believe these lessons will be valuable in improving our ability to provide disaster and terrorist act relief. As a result, we designed our new disaster filtration unit, which we call the Tactical Water Filtration Truck, and it is one-half the size of the original unit. This unit is based upon a military or industrial truck chassis provided by Pierce Manufacturing. Our current plans are to primarily market the Tactical Water Filtration Truck, but also have the version or a mobile container available to market to customers. Either way, Waveland, Mississippi serves as a demonstration project for us and Ecosphere Systems. We are hopeful that it will cause water systems and other entities such as hospitals to carefully examine their emergency water needs in the event of future natural disasters and terrorist events. In that regard, Ecosphere Systems, to which we have transferred our mobile water filtration technology, provides a solution to their remediation plans.

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

Developing Countries

Far too many people throughout the world suffer because of the lack of access to clean water. According to a 2005 report titled “Water for Life,” the World Health Organization estimates that lack of drinking water and sanitation kills about 4,500 children a day and causes sickness and abject poverty. We are seeking to enter into agreements with large contractors as well as humanitarian and other organizations in order to use the mobile water filtration system to bring clean water to people in need throughout the developing world. Additionally, as described later in this “Description of Business” section, in December 2006 we created our Ecos Lifelink, which is a micro utility that can provide clean water to remote areas of the world.

Our Competitors

Our portable water filtration system is an innovative and different approach to providing clean drinking water. We are not aware of any other company that offers a similar product, and our mobile water filtration system is the only water purification system to be verified by the EPA.

Our Agreement with WaterEye

In early 2006, we entered into a Memorandum of Understanding, a non-binding agreement, with WaterEye Corporation. WaterEye has developed a patented Internet-based system of remote monitoring of the condition of water used by municipal water facilities, refineries, power plants and manufacturing plants. We expect that WaterEye will provide our customers a useful tool in monitoring the water quality of the water filtered by our Tactical Water Filtration Truck on a real-time basis. We expect to use the Water Eye technology on future filtration systems.

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

According to the World Bank, many of the urgent needs of impoverished rural communities relate to the issue of access. The World Bank believes that access to clean water is a major issue, and one that tends to dictate the lives of many rural women who have to carry water from distant sources. As infrastructures have gradually branched out from the urban areas, the most disadvantaged people may continue to be by-passed. The poorest communities are often missing out not only on the infrastructures but also on all of the benefits that they can bring. Most countries have acknowledged this fact and begun investing in rural infrastructures, trying to reduce the so-called infrastructure gap. Unfortunately, according to the World Bank, the very remote areas tend to be the poorest, the worse served and the most affected. Based on a 1999 appraisal done by the World Bank in the East Asia and Pacific area through survey and focus group discussions, rural infrastructure is the number one priority of all communities, regardless of typologies, gender and ethnicity. Potable water supply ranks second, while irrigation systems, construction/rehabilitation and electricity follow suit. According to the World Bank, this general phenomenon is seen in almost every location where it has attempted community driven development: a very strong demand for roads, bridges, water supplies and other basic infrastructures.

Our Micro Utility

In late 2006, we announced the introduction of what we now call our Ecos Lifelink, which is a micro utility, contained in two attached 20 foot containers that house the water filtration system. Ecos Lifelink consists of a series of retracting solar panels which cover almost the entire top of the container and also extend outward from it to add additional panels. Ecos Lifelink will use the solar panels and can also use a wind-powered generator to produce the electrical current necessary to run our water filtration system. Additionally, a satellite dish is added on the top in order to provide connectivity for both voice and Internet communications. We applied for a patent for this product with the United States Patent and Trademark Office. We believe that this innovative clean technology product can provide clean water and inexpensive telecommunication services to those persons who are located in remote areas of third world countries off of the so-called “power grid.” Because of the remote location and poverty, these areas do not have readily available electricity, clean water or telephone service.

Additionally, we have created a related product we call our Ecos Com Cube. The Ecos Com Cube is similar to our Ecos Lifelink, but without our water filtration system. Using renewable energy generated by the solar panels and wind turbine, the Ecos Com Cube is designed to link satellite telecommunications systems to the Ecos Com Cube and provide cellular telephone, VOIP services and Internet connection services to residents of remote, “off-grid” areas of third world countries. Both our Ecos Lifelink and Ecos Com Cube products will provide the necessary communications features through an innovative satellite access solution provided by a third party. This solution will create a local network of cellular communications within a five mile radius.

We are in the process of finalizing plans for both the Ecos Lifelink and Ecos Com Cube units. We plan to either build a prototype or join with another company to do so. Assuming we are able to sell these new systems, we expect that they will be operated by third parties. Our plan is either to generate revenues from sales of these units or sell or license the technology to a third party.

Automotive and Aircraft De-Painting

Outside of the marine industry, we believe that our patented robotic water-jetting technology has applications to removing paint from large commercial and military aircraft and automobiles. Of the various U.S patents that we have been awarded, we have three patents, which have specific application to paint removal from automobiles and aircraft including two that provide for a three-dimensional laser scanning technology process.

Our Intellectual Property

Ecosphere holds an extensive patent portfolio of clean technologies. Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets. Our material intellectual property was invented or co-invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us. We also believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology. See “Risk Factors” at the end of Item 6, “Management’s Discussion and Analysis or Plan of Operation.”

Manufacturing

We assemble our equipment at our headquarters in Stuart using a network of selected OEM manufacturers to supply us components and also outsource manufacturing to third parties on an as needed basis.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and Google search word marketing programs to bring customers to our website to learn about our technologies. Our company has developed a Marcom strategy with our website design team to place our company information and ads on various oil and gas industry websites. We use various consultants and companies to help us with our marketing efforts on an as needed basis. We have worked in the past with Dr. Kent F. Moors, who served as a senior strategic advisor and who has assisted us in exploring opportunities for the Ecosphere Ozonix™ process in the oil and gas industry.

We have also worked with Dr. Mike Fraim, a consultant in the oil and gas industry to verify our Ozonix™ process. We expect to work with both Dr. Moors and Dr. Fraim in the future.

Employees

We have nine full-time employees and one part-time employee including two of our Ecosphere executive officers. Another executive officer is a part-time independent contractor. None of our employees are subject to a collective bargaining agreement.

We are a Delaware corporation organized in September 2006 when we reincorporated from Florida, where we originally incorporated in 1998.

Item 2.

Description of Property.

We lease two buildings in Stuart, Florida comprising an aggregate of 14,700 square feet of space. Our aggregate monthly rent is $12,354. One building houses our corporate offices, and the second building provides us with warehouse, assembly and testing space. The lease on our corporate office expires on September 30, 2010, and the lease on our warehouse and assembly building expires on August 31, 2011, based upon our extension of the lease which we delivered to the buildings’ owner in May 2005.

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

Year	Quarter Ended	Bid Prices
		High	Low
2008	March 31, 2008	$0.25	$0.10

2007	March 31, 2007	$0.50	$0.37
	June 30, 2007	$0.20	$0.18
	September 30, 2007	$0.31	$0.29
	December 31, 2007	$0.20	$0.20

2006	March 31, 2006(1)	$2.34	$0.24
	June 30, 2006	$1.10	$0.35
	September 30, 2006	$1.01	$0.37
	December 31, 2006	$0.65	$0.29

———————

(1) Our common stock began trading on the Bulletin Board on January 25, 2006.

We have approximately 1,580 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

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

Equity Compensation Plan Information

In 2006, our shareholders approved the 2006 Equity Incentive Plan (the “2006 Plan”) providing for options, restricted stock, stock appreciation rights (“SARs”) and restricted stock units totaling 10,000,000 shares to be granted to employees, directors, advisors and consultants.

In 2003, our shareholders approved the 2003 Stock Option Plan for Outside Directors and Advisory Board Members providing for options to purchase up to 4,500,000 shares of common stock and the 2003 Equity Incentive Plan providing for options to purchase up to 4,000,000 shares of common stock.

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and SARs to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than 10 years after the date they are granted. Pursuant to the terms of the plan, no new awards may be granted under the plan after September 1, 2002.

The following chart reflects the number granted and the weighted average exercise price for each Plan as of December 31, 2007.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders
2006 Equity Incentive Plan – Options	4,030,126	$0.79	5,527,914
2006 Equity Incentive Plan – Restricted Stock	441,960	$0.44	5,527,914
2000 Long Term Incentive Program and 2003 Equity Incentive Plan	235,499	$1.91	3,765,501	(1)
2003 Stock Option Plan for Outside Directors and Advisory Board Members	3,300,000	$1.03	1,200,000	(1)
Equity compensation plans not approved by security holders (2)(3)	16,811,667	$0.86	N/A

———————

(1)

Ecosphere does not intend to issue options under this Plan in the future.

(2)

Represents outstanding options which have been granted in conjunction with Board of Directors and employee compensation and consulting arrangements. These options are vested and are generally exercisable over periods ranging from five to 10 years. The exercise price of the options granted ranges from $0.15 to $5.00 per share.

(3)

Does not give effect to 6,087,200 options we issued on March 31, 2008 exercisable at $0.28 per share as part of an option/warrant exchange offer. The number of options cancelled as part of the exchange amounted to 9,130,801. Some of the new options issued were in exchange for compensatory options issued to employees, consultants and directors.

Recent Sales of Unregistered Securities

During the past year, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name of Class	Date Issued	No. of Securities	Reason for Issuance
Ecosphere Noteholders	October 1, 2007 through February 5, 2008	1,470,211	Notes issued with lower exercise price
Director on Ecosphere's Board of Directors	November 8, 2007	166,666	Shares issued at $0.24 for service on the Board of Directors
Advisor on Ecosphere’s Board of Advisors	November 20, 2007	34,286	Shares issued at $0.35 for service on the Board of Advisors
Ecosphere Noteholders	November 29, 2007 through February 27, 2008	1,544,919	Shares issued to noteholders at $0.15 per share in consideration for extension of due date
Holder of Convertible Note	December 3, 2007	64,707	Partial conversion of a convertible note
Secured Line of Investors	December 28, 2007 through March 17, 2008	1,905,000	Includes shares of common stock issuable upon exercise of 1,270,000 $0.15 warrants and conversion of 635,000 promissory notes convertible at $0.15 per share issued to the investors
Valuation Service Provider	January 5, 2008	56,000	Shares issued at $0.25 as compensation related to the valuation of patents

Name of Class	Date Issued	No. of Securities	Reason for Issuance
Ecosphere Convertible Noteholders	January 17, 2008 through March 10, 2008	973,116	Shares issued to convertible noteholders upon conversion at $0.15 per share
Advisory Service Provider	January 15, 2008	200,000	Shares issued at $0.25 as consideration for Chief Financial Officer and advisory services
Investor Relations Service Provider	January 24, 2008	100,000	Shares issued at $0.20 as consideration for advisory and investor relation services
Holders of Ecosphere’s Senior Convertible Debentures	January 25, 2008	248,216	In lieu of paying cash interest on senior convertible bonds
Ecosphere Convertible Noteholder	February 18, 2008	156,250	Shares issued to a noteholder at $0.16 per share in consideration for extension of due date
Holder of Ecosphere’s Series B Preferred Stock	March 11, 2008	3,336	Conversion by holders of Series B Preferred Stock
Holders of Options and Warrants	March 31, 2008	6,087,200	Exchange of higher priced options and warrants for options

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Overview

The Company creates engineered and patented clean technology solutions. It invents, patents, and develops clean technology products and services. As it commercializes this intellectual property, it, simultaneously seeks to license and/or sell the intellectual property to companies with the necessary financial and marketing resources, and the necessary infrastructure or alternatively seeks to license and/or sell the patents and other assets to investment entities. The Company has an intellectual property portfolio of registered and pending patents and related assets, trade secrets, trademarks, and copyrights for technologies that address pressing global commercial, environmental and humanitarian issues.

As a diversified water-centric technology company, Ecosphere has a variety of water-based technological products and services. At present, the Company is primarily focused on applying its innovative patent pending Ozonix™ process, initially to recycle frac flowback water used in the oil and gas industry. Ecosphere is also investigating the application of this technology within the maritime and other industries.

The Ecosphere Ozonix™ process is an advanced oxidation process that we have developed to treat industrial wastewater. Since late 2007, we have tested our Ecosphere Ozonix™ process on a variety of industrial wastewaters. We feel one of the most promising applications for our technology is in the natural gas exploration business to help the energy companies recycle frac flowback and produced waters.

Ecosphere developed the Ozonix™ process in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas, which is the hottest area of onshore gas production in the United States. From the testing, the Company learned that the Ozonix™ process is able to efficiently and in a cost effective manner remove hydrocarbons and metals from frac flowback water and can, as part of a pre or post treatment process, provide a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process.

Presently, Ecosphere owns several technologies that are completed and available for global marketing. We are focusing on the introduction of its Ozonix™ units into the Barnett Shale. Ecosphere’s business model is to build mobile water treatment facilities and treat the frac flowback water near the drilling sites; where warranted, the units can also be sold to energy companies. Ecosphere’s Tactical Water Filtration Truck is being primarily marketed by Pierce Manufacturing, Inc. which has demonstrated it in 2007 at four national and regional trade shows. The attendant water filtration systems can be containerized and sold independently of the truck to hospitals and other markets. Additionally, we have completed the design and engineering for our clean tech mobile micro utility system in late 2006 and expect to construct a prototype as resources become available. This new clean tech Ecos Lifelink unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

Ecosphere completed a significant technology transfer event on October 9, 2007 resulting in the first major sale of an Ecosphere developed technology. Ecosphere sold the intellectual property and the related fixed assets and inventory of its robotic coating removal technology with applications for the marine industry and above ground storage tanks, to a private equity fund for $6,200,000 cash, assumption of $1,535,000 of liabilities and a 5% interest in the new company, valued at $250,000. The UES asset sale resulted in a reduction of Ecosphere’s overhead. Additionally, Ecosphere achieved debt restructuring and reduction of its debt. The robotic coating removal technology sale is Ecosphere’s first major sale of technology. The additional fully-developed technologies, as well as those that require additional development, are the result of research and development expenditures by Ecosphere over approximately eight years. Those expenditures are required to be reflected as operating losses on the Company’s consolidated financial statements. Our patents and other proprietary technology described above are the result of the over $53 million expended since our inception.

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

•

U.S. Patent Provisional filed - The Ecosphere Ozonix™ Process for enhanced water treatment for reclamation of waste fluids.

2007 Highlights

The most significant material development during 2007 was the sale of the intellectual property and related assets and inventory of the Company’s robotic coating removal technology, with applications for the marine industry and above ground storage tanks, to Chariot Robotics LLC. The sale of intellectual property resulted in the reduction of approximately $5,500,000 of debt and trade payables. Additionally, the purchaser entered into employment agreements with former Ecosphere senior management, as well as, hiring other employees whose time had been focused on the ship stripping business. Following the closing of the sale, Ecosphere’s negative cash flow from operations was reduced by approximately $150,000 per month.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The three accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. Some of the estimates are based upon the intellectual property and related assets and inventory which were sold and are included as a matter of explaining the historical results of operations.

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from the Ozonix™ and water-filtration service contracts will be recognized ratably over the service period or as the service is rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred until the services are performed or the goods are delivered.  Revenue from the sale of intellectual property is recognized when payment has been received and ownership of the patents has been transferred to the buyer. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

Useful Lives and Impairment of Machinery and Equipment and Patents

The Company capitalizes as machinery and equipment its water filtration systems upon completion of all manufacturing and testing and when such systems are placed into service by performance of a contract. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture and the technologies utilized in the system. While some of the individual components of the Company’s systems may individually have longer useful lives than the Company’s estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement and the configuration of the entire water filtration system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its water filtration systems.

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

The Company reviews for impairment its machinery and equipment used in its products, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement becomes available. During the year ended December 31, 2007, the Company did not have any impairment write offs.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

2007 was a significant year for Ecosphere as it sold its first technology and achieved record revenues.

Revenues

Revenues were $6,009,377 for the year ended December 31, 2007 as compared to $2,414,155 for the year ended December 31, 2006, an increase of $3,595,222 or 148.9%. The increase resulted from the combination of the sale of intellectual property of $5,259,370, net of a decline in revenues associated with the ship stripping business of $1,664,148 or 68.9%. As previously stated, the Company ceased its selling efforts once it decided to sell the intellectual property and related assets and inventory of the robotic coating removal technology.

Cost of Revenues

Cost of revenues were $888,302 for the year ended December 31, 2007, as compared to $1,513,448 for the year ended December 31, 2006, a decrease of $625,146 or 41.3% . Gross profits from operations, other than the intellectual property sale, were negative and decreased during 2007 as compared to 2006. BAE had a very slow year due to the war in Iraq.

Operating Expenses

Operating expenses for the year ended December 31, 2007 were $5,869,673 compared to $5,033,763 for the year ended December 31, 2006, an increase of $835,910 or 16.6%. This increase resulted from an increase in non-cash compensation of $773,500 related to the issuance of warrants to senior management for commissions, in connection with the UES sale.

Loss from Operations

Loss from operations for the year ended December 31, 2007 was $748,598 compared to a $4,133,056 loss for the year ended December 31, 2006, an improvement of $3,384,458 or 81.9%. The decrease in loss from operations in 2007 versus 2006 was due to the increase in Company revenues and the reduction in operating expenses that resulted from the UES sale.

Interest Expense

Interest expense was $2,992,663 for the year ended December 31, 2007 as compared to $2,060,368 for the year ended December 31, 2006, an increase of $932,195 or 45%. Of the 2007 amounts, approximately $2,060,000 relates to the accretion of note discounts related to the issuance of warrants or common stock in connection with note offerings and the beneficial conversion features of convertible notes. Additionally, there were approximately $311,000 of cash payments, $471,448 of interest payments in the form of issuance of common stock and approximately $135,000 of additional accrued interest associated with the notes payable. Of the 2006 amounts, approximately $182,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $136,000 actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $141,802 for the year ended December 31, 2007 and $198,369 for the year ended December 31, 2006. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased in 2007 from 2006 because a number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $6,703,122 for the year ended December 31, 2007, as compared to a net loss applicable to common stock of $6,357,006 for the year ended December 31, 2006, an increase in net loss applicable to common stock of $346,116 or 5.4%. Net loss applicable to common stock per common share was $0.11 and $0.12 for the years ended December 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $3,234,134, for the year ended December 31, 2007, compared to net cash used by operating activities of $3,344,584 for the year ended December 31, 2006. The principal reason for the increase was the sale of intellectual property and the related assets and inventory of the robotic coating removal technology which included a cash payment received of $6,200,000.

The Company’s net cash used in investing activities was $500,250 for the year ended December 31, 2007 compared to $1,079,155 for the year ended December 31, 2006. The net cash used in 2007 related to the purchase of robotic equipment and parts which was subsequently sold in October 2007 along with the robotic coating removal technology.

The Company had a net use of cash from financing activities for the year ended December 31, 2007 in the amount of $4,393,794 as compared to cash provided by financing of $6,245,541 for the year ended December 31, 2006. During the year ended December 31, 2007, cash proceeds from the sale of intellectual property, assets and inventory were used to repay approximately $4,900,000 of outstanding debt, which was partially offset by debt proceeds of approximately $355,000 and net proceeds from related parties of $196,000. Cash provided by financing during the year ended December 31, 2006 was primarily attributable to the issuance of convertible debentures in December 2006.

As of April 7, 2008, the Company has $25,000 in cash and $1,000 in accounts receivable. Following receipt of the UES asset sale proceeds, the Company used the proceeds to repay debt and reduce trade payables and past due management compensation. The Company paid $87,692 to its management and currently owes them approximately $465,000 in past due salaries. The Company has met its working capital needs since the closing of the UES sale principally through loans from its Chief Executive Officer and Senior Vice President of Administration in the form of a $210,000 demand note and through the issuance of new convertible notes in the amount of $635,000 under a secured convertible line of credit agreement. The notes under the secured convertible line of credit agreement are convertible at $0.15 per share and the investors were provided warrant coverage equal to two warrants for every $1 of principal, with an exercise price of $0.15 and five-year term.

During the year ended December 31, 2007, the Company incurred net losses applicable to common stock of approximately $6.7 million, had a working capital deficiency of approximately $4.1 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle all previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Any further financing involving equity equivalents could be extremely dilutive. Moreover, because our senior convertible debentures and a $200,000 convertible note have adjustment provisions if we issue equity or equity equivalents at less than $0.15 per share, a sale below that price would trigger additional dilution. We do not have sufficient authorized capital to raise any additional equity and have relied upon our management’s agreement not to exercise outstanding options in order to fund our operations to date. We expect to seek shareholder approval to increase authorized capital at our next annual meeting. We cannot assure you that we will be successful in raising the necessary capital to meet our working capital needs.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our consolidated financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements.

Forward-Looking Statements

The statements in this Report relating to opportunities to provide clean technology solutions and clean water for a variety of markets, our obtaining financing for the Ozonix™ units and meeting our working capital needs, our plans to expand the Ozonix™ technology to other oil and gas areas in the United States, opportunities for the use of the Ozonix™ process in treating various types of high volume industrial wastewaters, the opportunities to provide clean water to domestic and international markets’, the opportunities presented by our Agreement with Pierce, our completion of prototypes of the Ecos Com Cube and Ecos Lifelink,  the opportunities that may come from these products, and our ability to sell our inventory of technologies are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in Ecosphere. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline, and you might lose all or part of your investment.

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses applicable to common stock of approximately $6.7 million in 2007 and $6.4 million in 2006. We anticipate these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern.

Our continued existence is dependent upon generating working capital. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. Our service model will need money to be operational. Unless we can obtain the necessary funding or join with a partner, who we could rely on to help finance the Ozonix™ service model we may not be able to remain in business.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At December 31, 2007, we had a working capital deficit of approximately $4.1 million. We presently have no working capital or cash and cannot pay any of our bills. If we do not quickly raise financing, we may not be able to remain operational. In the past, we have often had similar working problems and have always been successful in raising capital and generating revenues to meet our working capital needs. We cannot assure you that we will raise any additional capital.

If we are unable to generate material service revenue, sell a material number of our products or sell or license any of our technologies, it will have an adverse effect upon our future results of operations.

We are presently relying upon revenue from our Ozonix™ process. Our model is to build and deploy units to generate service revenues and to sell units outright.

If we obtain the financing to build units, we will sell our service at prices which lower the costs of gas drillers in the drilling process and convince energy companies to use our service. We are also seeking to sell or license our other technologies. If we not successful in these efforts, it will have a material adverse effect on our future results of operations and financial condition.

Because we have just launched our Ozonix™ business, it is subject to all of the risks inherent in a new business.

Our Ozonix™ business is brand new and is subject to a number of risks, including:

•

Our ability to convince customers to use our services;

•

Our ability to operate units that are built; and

•

Our ability to manage the operations of our Ozonix™ systems at multiple locations.

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

Although all of our products and services serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for, and market acceptance of, these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including:

•

The willingness of operators in the oil and gas industry and in other industries to use the Ozonix™ system for wastewater;

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

Our growth strategy reflected in our business plan may not be able to be implemented at all or rapidly enough for us to achieve profitability. Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we compete and a degree of market acceptance of our products and services, particularly our mobile water filtration systems. We cannot assure you the potential customers we intend to target will purchase our products or services in the future or that if they do, our revenues and profit margins will be sufficient to achieve profitability.

If the demonstrations of our products do not result in material revenues, we may not achieve profitability.

As part of our marketing efforts, we are conducting and intend to conduct further demonstrations of the applicability and utility of our water filtration systems for potential customers. If these demonstrations or any third parties’ testing of our systems do not clearly convey to potential customers the utility of our products and services and their value at the prices we expect to charge in order to obtain adequate margins, then we may not be able to successfully commercialize all or part of our technology and may not achieve profitability.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In 2007, our quarterly operating results fluctuated dramatically and may continue to do so in the future as a result of a number of factors, including the following:

•

The receipt of future orders of the Ozonix™ units;

•

The ability to recruit a partner who can help finance the purchase of Ozonix™ units or otherwise raise the necessary capital;

•

Our sales or licensing of our technologies in inventory similar to the Envirobotic Solutions sale;

•

The volume and timing of orders we receive, including the sale of our water filtration systems;

•

The availability of components from our suppliers for Ozonix™ and water filtration systems;

•

Pricing pressures;

•

Our reliance upon third parties, including Pierce Manufacturing which is principally responsible for the marketing of our Tactical Water Filtration Truck;

•

Our ability to develop a working prototype of our Ecos Lifelink and market it in third world countries; and

•

General economic and political conditions.

As a result of these and other factors, we have experienced, and may continue to experience, fluctuations in revenues and operating results. As a consequence, it is possible that fluctuations in our future operating results may cause the price of our common stock to fall.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth. If our Ozonix™ process causes us to grow rapidly as we anticipate, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support.

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

Our business plan includes seeking to develop market opportunities overseas including third world countries where the market for our new Ozonix™ process is much larger than in the United States. If we are able to successfully develop international markets, we would be subject to a number of risks, including:

•

Changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

•

Laws which require that local citizens or residents own a majority of a business;

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

Because our business model is centered on partnering with third parties which will operate our Ozonix™ business overseas, we will not be able to control key aspects of the commercialization of our business, which can adversely affect our future results of operations.

We are not and do not intend to actively commercialize our products overseas. Rather, in order to reduce operating costs we are focusing on licensing our intellectual property to third-party operators. By doing so, we lose the power to control day-to-day operations. If these third parties do not exploit the licenses effectively, our ability to penetrate markets and our future revenue will be adversely affected.

If we lose the services of key personnel, it could adversely affect our business.

Our future success is dependent upon our Chief Executive Officer who has played a significant role in inventing and developing our technologies and in raising the necessary capital. Mr. McGuire has also provided the necessary drive and vision. The loss of the services of Mr. McGuire could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that he will remain with us in the future due to circumstances either within or outside of our control. We do not have any key man life insurance covering the life of Mr. McGuire.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including Ecosphere’s patents is our key asset. Our Ozonix™ technology is based upon proprietary trade secrets, and we have filed a provisional patent covering the technology. Ecosphere’s water filtration system relies on a combination of three existing patent applications. Our Ecos Lifelink and Ecos Com Cube products are subject to a pending patent application. If one or more patents are not issued by the United States government, the value of the Ozonix™ or Ecosphere water filtration system could be materially reduced. Competitors may also be able to design around our patents and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

•

Pending and future patent applications will result in issued patents;

•

Patents licensed by us will not be challenged by competitors;

•

The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•

We will be successful in defending against future patent infringement claims asserted against our products.

Because our Ozonix™ systems are designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Ozonix™ systems are designed to provide a solution to environmental challenges created by contaminated water. Specifically, we believe it can provide a solution to the disposal of wastewater in the oil and gas, marine, coal and other industries. Currently, large and well capitalized companies provide services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.

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

•

Acquire and retain patents on its water filtration systems; and

•

Arrange a suitable manufacturing relationship with a company capable of meeting our anticipated volume and able to manufacture the systems at competitive prices.

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

Ecosphere Systems is targeting disaster preparedness and response, homeland security, United States and foreign militaries and developing countries as markets for its water filtration systems. As part of its marketing efforts, it is relying, in part, upon Pierce to conduct demonstrations of the applicability and utility of its systems for potential customers. If these demonstrations or any third parties’ testing of our systems do not clearly convey to potential customers the utility of its products and services and their value at the prices Ecosphere Systems expects to charge in order to obtain adequate margins, then it may not be able to successfully commercialize all or part of its technology, which could in turn have a materially adverse effect on Ecosphere Systems’s business and prospects.

Potential customers may nevertheless prefer the pricing terms or service offered by competitors. Furthermore, competitors may have an advantage as a result of having existing business relationships with potential customers and the fact they are likely to have more financial and support resources than Ecosphere Systems.

Because our clean tech micro utility business has not been fully developed, we cannot assure you that it will be successful.

In December 2006, we announced the introduction of our new clean tech micro utility products. We have not produced a prototype or commenced any marketing activities other than appearances at trade shows. Accordingly, it is difficult for investors to evaluate this subsidiary’s business and prospects. We expect that we will encounter many of the difficulties and uncertainties often faced by early stage businesses. Our ability to market this technology may be hampered since we believe our customers will be in remote areas in third world countries that are not part of the power grid. While people in these remote areas may need the services of our clean tech micro utility, these areas and countries are very poor and may not have the funding necessary to purchase our products or use the communications services. While we are relying upon foundations and humanitarian agencies, as well as the more prosperous U.S. and other western governments to help provide the funding, there are enormous obstacles and competing needs for this funding. New initiatives by the U.S. Department of Commerce may be a serious source of funding for deployment of this technology worldwide and therefore cause other third parties to become interested in acquiring or licensing the technology. We cannot assure you that we will be able to successfully license or sell this technology which may affect our future stock price.

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

Short selling activities;

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

If we are required to issue securities which are priced at less than the conversion price of our convertible securities or the exercise price of warrants sold, it will result in additional dilution to us.

We currently have outstanding approximately $1,580,533 of convertible debentures and a $200,000 note, which are convertible at $0.15 per share, and 15,372,435 warrants exercisable at $0.15 per share. These securities contain provisions that will require us to reduce their conversion price and their exercise price, respectively, in the event that we sell additional securities while the convertible securities and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our convertible securities or the exercise price of these warrants. If this were to occur, current investors, other than the purchasers of the convertible securities and warrants, would sustain material dilution in their ownership interest of Ecosphere.

If the holders of our outstanding convertible debentures, notes and preferred stock and outstanding warrants and options convert and exercise their securities into common stock, we will issue up to 80,390,660 shares as of March 31, 2008, which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 31, 2008, we have 66,376,428 shares of our common stock outstanding. We also have convertible debentures which convert into 10,536,887 shares of common stock, convertible notes which convert into 13,234,822 shares of common stock, 37,377,443 warrants to purchase shares of common stock and 18,829,293 stock options. Additionally, we have and may in the future pay interest on some of our debentures and notes in shares of common stock. Because of the low price of our common stock, we may issue a very large number of shares if we elect to pay interest in common stock. As described in the risk factor above, many of our convertible securities and warrants contain provisions which require us to adjust the conversion price and/or exercise price if we issue shares of common stock at a price below the conversion price of the convertible securities and/or the exercise price of the warrants. If the conversion price of the convertible securities and/or the exercise price of the warrants are adjusted, this would lead to the issuance of additional shares upon conversion or exercise as applicable. If the holders of the securities described in this risk factor convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

Additionally, we do not have enough authorized shares to issue shares of common stock if all of the holders of convertible debentures, preferred stock, convertible notes and warrants exercise their rights to convert their shares. Our management has agreed to not exercise their rights to obtain shares pending an increase in the authorized capital. If additional shares were to be authorized, this may put downward pressure on the stock price and will increase your dilution.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our Chief Executive Officer and Senior Vice President of Administration own 1,771,672 or 2.7% of our outstanding shares of common stock, not including outstanding warrants and options they hold. Additionally as of March 31, 2008, one of our employees who is not an officer owns 6,666,122 shares of our common stock. Additionally, we have reserved for issuance in the event of conversion of convertible debentures, notes and Series A and B Preferred Stock and the exercise of warrants and options 80,390,660 shares, including 7,419,188 shares issuable upon exercise of options and warrants owned by our Chief Executive Officer and Senior Vice President of Administration. As a result, it is possible for third parties to acquire large amounts of our common stock and acquire control of Ecosphere. In this event, they could cause a change in our Board of Directors and management and a change in our business and strategy.

An investment in the Company may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, the Company may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors in this offering. No assurance can be given that the Company will be successful in issuing common stock or other equity securities on terms acceptable to the Company, whether in private placements or a public offering.

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

As of March 31, 2008, we had outstanding 66,376,428 shares of common stock, not including shares issuable upon conversion of convertible debentures and notes or exercise of warrants and options. Most of our outstanding shares may be sold publicly as follows:

Number of Shares	May be Publicly Sold
57,818,700 shares	Now, without limitation(1)
8,557,728 shares	Now, subject to the limitations of Rule 144(2)

——————

(1)

Does not include the following:

•

61,149,152 shares issuable upon conversion of convertible senior debentures, convertible notes and warrants.

•

Options to purchase 24,200,500 shares of our common stock registered under a Form S-8.

(2)

Includes 2,713,711 shares held by affiliates of the Company.

In general, Rule 144 provides that any non-affiliate of the Company, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that the Company stays current in its SEC filings. After one year, a non-affiliate may sell without any restrictions. An affiliate of the Company may sell after six months with the following restrictions: (i) the Company is current in its filings, (ii) certain manner of sale provisions, (iii) filing of Form 144, and (iv) volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale. A person who has not been our affiliate for at least three months immediately preceding the sale and who has owned such shares of common stock for at least one year is entitled to sell the shares under Rule 144 without regard to any of the limitations described above.

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

Item 8A(T).

Controls and Procedures.

Disclosure Controls

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s)
Dennis McGuire	57	President and Chief Executive Officer
Adrian G. Goldfarb	50	Chief Financial Officer
Jacqueline K. McGuire	45	Senior Vice President of Administration and Secretary
James C. Rushing III	64	Acting Chairman of the Board
Joe M. Allbaugh	54	Director
Michael R. Donn, Sr.	60	Director and Chief Operating Officer
Floyd R. Farleigh	69	Director
Barry Hechtman	55	Director
George R. Sterner	67	Director
Charles Vinick	60	Director

Dennis McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005. Mr. McGuire was a founder of Ecosphere together with his wife Jacqueline. He also is the inventor of all of our intellectual property. Mr. McGuire served as a director from inception in 1998 through March 2, 2002. From 2000 through October 3, 2003, he served as our Chief Technology Officer and Director of Sales, and served as a consultant from October 3, 2003 until he became an employee on October 1, 2005. Mr. McGuire was appointed Chief Technology Officer of Ecosphere in April 2005, which post he held until August 2, 2005, when he became Executive Vice President of Business Development and Technology.

Adrian G. Goldfarb became Chief Financial Officer of Ecosphere on February 11, 2008. Mr. Goldfarb has more than 25 years experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu. Mr. Goldfarb is the President of WSR Consulting, Inc.(“WSR”), a consulting services company, that currently provides general, accounting and operational management to Ecosphere. From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees.

Michael R. Donn, Sr. was appointed our Chief Operating Officer on March 27, 2008. Mr. Donn is a director of Ecosphere and is the President of Ecosphere Systems, Inc. He has been a director of Ecosphere since March 1, 2005. Additionally, Mr. Donn has held a number of positions with Ecosphere Systems. He has been the President since August 2007, the Executive Vice President and Chief Operating Officer from September 2006 through August 2007 and he previously served a term as President and Chief Executive Officer from October 2005 through September 2006. Mr. Donn served as Ecosphere’s Senior Vice-President of Operations and Treasurer from January 2000 through October 2005. Additionally, he set up and coordinated Ecosphere’s relief effort in Waveland, Mississippi following Hurricane Katrina. Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System. In November 2006, Mr. Donn became a director of GelTech Solutions, Inc. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included negotiating, lobbying at the local, state and national levels and head of the business operations for the Association. He was also Chairman of the Insurance Trust. Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters. He is the brother of the Senior Vice President of Administration Jacqueline McGuire and the brother-in-law of the Chief Executive Officer Dennis McGuire.

Jacqueline K. McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chief Executive Officer, were two of Ecosphere’s founders.

James C. Rushing III has been a director of Ecosphere since September 22, 2003 and is currently the Acting Chairman of the Board. Mr. Rushing also served as Chairman of the Board from January 20, 2004 to March 1, 2005. Mr. Rushing was Chief Financial Officer of Ecosphere from March 1, 2005 to February 8, 2008. From September 2001 to March 2005, Mr. Rushing was President and Chief Executive Officer of Corporate Resources Consulting Group, Inc., a

financial and operational management consulting company where he continues to provide part-time services. From 1998 to 2001, Mr. Rushing served as Executive Vice President and Chief Financial Officer of Isolyser Company, Inc. (Nasdaq: OREX), now known as Microtek Medical Holdings, Inc.

Joe M. Allbaugh became a director of Ecosphere on October 20, 2005. Mr. Allbaugh has been the managing member of The Allbaugh Company LLC, a strategic consulting firm, since approximately March 2003. From September 2006 to May 15, 2007, Mr. Allbaugh was the president of our subsidiary, Ecosphere Systems. Mr. Allbaugh was Director of FEMA from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000. In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas.

Floyd R. Farleigh joined Ecosphere’s Board of Directors in October 2007. Mr. Farleigh has been the part-time Assistant Director of Investor Relations since 2002 for Ecosphere. Previously, he served as Director of Investor Relations with a company associated with Gastar Exploration Ltd., playing a key role in the effort to bring Gastar to the public market. Prior to that, Mr. Farleigh served as a partner with Conquest Energy Inc, a company developing and marketing investment opportunities; and as President of Arkoma Royalty, a company formed for the sole purpose of sponsoring direct (deeded) ownership of oil and gas minerals rights and leases. Since 1987, his concentration has been in the oil and gas industry, giving him extensive knowledge of the quality of opportunities available today.

Barry I. Hechtman has served as a director of Ecosphere since February 21, 2005. Mr. Hechtman has been a Certified Public Accountant since 1975 and has owned and managed an accounting firm in Miami, Florida since January 1981. Mr. Hechtman is the Chairman of our Audit Committee.

Vice-Admiral George R. Sterner, USN, (Retired) has been a director since March 2002. He was Ecosphere’s Chairman from March 2005 until March 1, 2008. Vice-Admiral Sterner served on Ecosphere’s Board of Advisors from February 2001 through February 2002. He was Vice President, Strategic Pursuits for Raytheon Company until his retirement in late 2005. His naval career spanned 36 years and included command of two nuclear submarines. Prior to his retirement from the United States Navy in 1998 he commanded the Naval Sea Systems Command where he had oversight of the design, construction and life cycle support of all Navy ships.

Charles Vinick joined Ecosphere’s Board of Directors in August 2006. He has more than 25 years of experience directing and managing non-profit organizations and programs. Since June 1, 2005, he has been President and Chief Executive Officer of the Alliance to Protect Nantucket Sound. He served as CEO of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to April 2004. He was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003. Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau.

Advisory Board

We have an Advisory Board consisting of persons whose experience and commitment to our mission is valuable to our management. The Advisory Board provides consulting services on an as-needed basis. The following persons serve on our Board of Advisors:

Dr. James Canton became a member of our Board of Advisors on December 7, 2006. Dr. Canton founded the Institute for Global Futures in 1990 and is a leading futurist or predictor of future trends. He advises Fortune 1,000 corporations and governments worldwide. Dr. Canton is renowned public speaker and the author of several books, including The Extreme Future published in 2006. Dr. Canton’s clients include American Express, AT&T, Automatic Data Processing, Bell Atlantic, CitiBank, General Electric, General Motors, IBM, Merrill Lynch, Microsoft, Morgan Stanley Dean Witter, Motorola, Sony and Sprint.

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

Patrick Haskell was appointed to the Board of Advisors in December 2007. Mr. Haskell is a former Managing Director with HSBC and was the Head of North American Rates Sales and Trading from March 2005 until December 2006. While Mr. Haskell was a member of the firm’s Markets Management Committee for the Americas, the market share in cash products tripled, and national volume increased 150% in derivative products. Under his management, the Repo book grew from $18 billion to $100 billion while profitability rose from $5 million to $25 million. Mr. Haskell’s career includes serving as a Managing Director of Credit Suisse First Boston (CSFB) Interest Rate Products. While at CSFB he also served as Co-Head of Dollar Interest Rate Trading, managed 110 Sales and Trading professionals, served as a member of the Fixed Income Division’s Operating Committee, chaired the firm’s Managing Director Evaluation Committee, and presented results to the firm’s CEO and operating committee. Mr. Haskell is Series 3, 7, 24, and 63 licensed. Mr. Haskell has been a philanthropic supporter and Board Member of Boy’s Hope/ Girls’ Hope from 1998 until 2007 and the Vision of Hope Award Winner in 2006. Mr. Haskell is an active participant in “Save-a-Limb Foundation.”

Sanjeev Jakhete was appointed to the Ecosphere Advisory Board in October 2007. He joined Ecosphere Technologies in July 2004 where he currently serves as Vice-President of Engineering. Mr. Jakhete served as a project Team Leader for the Mobile Emergency Filtration System (“MEFS”) project. Mr. Jakhete also led Ecosphere’s deployment of the MEFS following Hurricane Katrina to make clean water available to the residents of Waveland, MS. He co-invented the Ecosphere Ozonix™ process with company founder Dennis McGuire. Mr. Jakhete was previously with Wallem Ship Management, an international shipping management company, from January 1992 until March 2003 as a Senior Marine Engineer with responsibility for operation and maintenance of all shipboard machinery.

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

J. Francis Lavelle was a director of Ecosphere from July 2006 to August 2007 when he became a member of our Board of Advisers. Since October 2004, Mr. Lavelle has been a Managing Director of Houlihan Lokey Howard & Zukin, an investment banking firm with 12 offices in the United States, Europe and Asia. Mr. Lavelle heads the firm’s Industrial Technology and Environmental Technology Investment Banking Group. Prior to joining Houlihan Lokey, Mr. Lavelle headed The Nassau Group, Inc., a corporate strategy and mergers and acquisition advisory firm he founded for over 12 years.

Dr. Kent Moors was appointed to the Board of Advisors on August 23, 2007. Dr. Moors is an internationally recognized expert in global risk management, oil/natural gas policy and finance, cross-border capital flows, emerging market economic and fiscal development, political, financial and market risk assessment, as well as new techniques in energy risk management. He has been an advisor to the highest levels of the US and foreign governments, a consultant to private companies, financial institutions and law firms in 21 countries and has appeared over 800 times as a featured television and radio commentator. As president of ASIDA, Inc., an international consulting firm specializing in Russian, CIS, Caspian and other developing market hydrocarbon and financial strategies, his clients have included six of the world’s top ten oil companies, leading oil and natural gas producers throughout Russia, the Caspian Basin, the Persian Gulf and North Africa, as well as major transnational banks, investment firms and holding companies. In August 2007, Dr. Moors prepared a report titled “The Produced Water Problem and the Ozonix Solution” for the Company.

We hired Dr. Kent F. Moors on a 90-day consulting basis to assist us in licensing the Ozonix™ process globally to the oil and gas industry. He was paid $10,000 a month. We did not renew the agreement.

Board of Directors Independence

Our Board has determined that the following individuals qualify as independent directors within the meaning of the Nasdaq Stock Market rules:

Barry Hechtman

Charles Vinick

Committees of the Board of Directors

Our Board of Directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation Committee.

Audit Committee

The Audit Committee reviews our accounting functions, operations and management, our financial reporting process and the adequacy and effectiveness of our internal controls. The Audit Committee represents the Board in overseeing our financial reporting processes, and, as part of this responsibility, consults with our independent registered public accountants and with personnel from our financial staff with respect to corporate accounting, reporting and internal control practices. The Audit Committee recommends to the Board the appointment of our independent registered public accounting firm and is responsible for oversight of this firm. The Audit Committee operates under an Audit Committee Charter adopted in 2006. The current members of the Audit Committee are Mr. Barry Hechtman, Chairman, and George Sterner.

Audit Committee

Our Board has determined that Barry Hechtman does but George Sterner does not meet the independence standards for audit committee members under the SEC and Nasdaq Stock Market independence standards for audit committees.

Audit Committee Financial Expert

The Board has determined that Mr. Barry Hechtman qualifies as an “Audit Committee Financial Expert,” as defined by the rules of the Securities and Exchange Commission, and is independent under the Nasdaq rules.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan. The members of the Compensation Committee are Mr. Charles Vinick and Mr. Joe Allbaugh. Mr. Vinick is the Chairman.

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

Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2007.

Item 10.

Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us for 2007 and 2006 to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)	Stock Awards ($)(e)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Dennis McGuire(1)(2)	2007	$112,500	—	—	$233,629	—	$346,129
President and Chief Executive Officer	2006	$225,000	$30,000	—	$ 64,218	$37,448	$356,666
Michael R. Donn, Sr. (1) (3)	2007	$ 62,500	—	—	$ 77,876	—	$140,376
President of Ecosphere Systems	2006	$ 96,151	—	—	$102,975	—	$199,126
James C. Rushing III(1)(3)(4)	2007	$ 92,500	—	—	$ 77,876	$20,000	$190,376
Chief Financial Officer	2006	$185,000	—	—	$ 45,158	$32,483	$262,641

———————

(1)

Please see the assumptions relating to the valuation of our stock option awards which are contained in Note 10 to our audited Consolidated Financial Statements contained in this Report. Mr. Donn was named our Chief Operating Officer in March 2008; Mr. Rushing resigned as Chief Financial Officer in February 2008 and was named acting Chairman of the Board, effective March 1, 2008.

(2)

Reflects 1,547,000 options received from the 2006 Management Compensation Adjustment Plan.

(3)

Reflects 515,667 options received from the 2006 Management Compensation Adjustment Plan.

(4)

Mr. Rushing was paid a relocation allowance in 2007.

Compensation Arrangements With Management

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

	Previous Contract		Current Contract
Executive and Position	Prior Base Salary	Option/Bonus Incentive(1)	Current Base Salary or Fees	Additional Options(2)	Commission(3)
Dennis McGuire President and Chief Executive Officer	$325,000	3,000,000 options	$225,000(4)(5)	1,000,000 options	3.0% Consolidated
James C Rushing III Chief Financial Officer(6)	$210,000	$20,000 signing bonus 400,000 options	$185,000	600,000 options	1.0% Consolidated
Michael R. Donn, Sr. President of Ecosphere Systems(7)	$137,000	500,000 options	$125,000	500,000 options	2.0% Ecosphere Systems. 1.0% Consolidated
Jacqueline K. McGuire Vice President of Administration and Secretary	$125,000	100,000 options	$75,000	250,000 options	N/A
Stephen R. Johnson President of Envirobotic Solutions(8)	$250,000	1,000,000 options	$125,000	500,000 options	2.0% UES 1.0% Consolidated
John P. Odwazny Chief Operating Officer of Envirobotic Solutions(8)	$165,000	300,000 options	$100,000	250,000 options	1.0% UES 1.0% Consolidated

———————

(1)

All options were exercisable at $1.10 per share except for (i) 500,000 options held by Mr. Johnson exercisable at $1.30 per share, (ii) 3,000,000 options issued to Mr. McGuire exercisable at $1.00 per share and (iii) 100,000 options held by Mr. Rushing exercisable at $1.00 per share.  As a result of the recently completed option/warrant exchange, some of the options in this column were exchanged for new $0.28 options.

(2)

The options are exercisable at $0.83 per share over a five-year period and vest in equal increments every six months over a 24-month period subject to periodic performance reviews by the Chief Executive Officer or the Compensation Committee at six-month intervals.

(3)

In exchange for reducing salaries and waiving accrued salaries for 2006 since they were not receiving their full salaries, the 2006 Management Compensation Adjustment Plan awarded commissions and options to the persons listed in the table. UES indicates that the percentage commission is determined from revenue from that company. Ecosphere Systems indicates that the percentage commission is determined from revenue from that company. “Consolidated” means that the percentage commission is determined from the combined revenues of Ecosphere Technologies and from

UES and Ecosphere Systems, its subsidiaries. Commissions apply to any revenues whatsoever from the indicated company or companies, including product or service sales as well as transactions to “monetize” technology portfolio inventory.

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

(6)

The signing bonus was paid to Mr. Rushing in 2007. Mr. Rushing resigned as Chief Financial Officer in February 2008.

(7)

Mr. Donn became Ecosphere’s Chief Operating Officer in March 2008.

(8)

Messrs. Johnson and Odwazny resigned as officers and employees, and Mr. Johnson resigned as an Ecosphere director on October 9, 2008, in conjunction with the UES asset sale. On July 31, 2007, Ecosphere’s Board of Directors extended the time for Messrs. Johnson and Odwazny to exercise these and other options for the shorter of (i) two years following termination or (ii) the actual termination date of the options.

As of the date of this Report two performance reviews have been completed.  The following table with regard to the Management Compensation Adjustment Plan options, reflects options that have vested and have been cancelled after the completion of two performance reviews.

Name and Position	Review	No. of Options Granted under the Plan	No. of Options Vested	No. of Options Cancelled

Dennis McGuire	1st	250,000	195,000	55,000
President and Chief Executive Officer	2nd	250,000	148,750	101,250

James C. Rushing III (1)	1st	150,000	117,700	32,300
Chief Financial Officer	2nd	150,000	89,250	60,750

Michael R. Donn, Sr.	1st	125,000	97,500	27,500
President of Ecosphere Systems	2nd	125,000	74,375	50,625

Jacqueline K. McGuire	1st	62,500	48,750	13,750
Vice President of Admin. and Secretary	2nd	62,500	37,188	25,313

Stephen R. Johnson(2)	1st	125,000	97,500	27,500
	2nd	125,000	74,375	50,625

———————

(1)

Mr. Rushing resigned as Chief Financial Officer as disclosed in footnote (6) to the prior table.

(2)

Mr. Johnson resigned as an officer and employee effective with the closing of the UES asset sale.  As a result, his unvested options under the Management Compensation Adjustment Plan were cancelled.

On July 31, 2007, our Board of Directors granted the following management members (with their agreement) five-year options as commissions under the Management Compensation Adjustment Plan, subject to closing the UES asset sale.

Name	Options	Exercise Price
Dennis McGuire	1,547,000	$0.15
Michael R. Donn, Sr.	515,667	$0.15
Stephen R. Johnson (1)	1,547,000	$0.15
James C. Rushing III	515,667	$0.15

The options vested upon the closing of the UES asset sale.

———————

(1)

Mr. Johnson resigned as an officer and employee effective with the closing of the UES asset sale.

As of February 8, 2008 we entered into a one-year Consulting Agreement with WSR to provide us with financial and accounting services including a Chief Financial Officer and Accounting Officer. Mr. Adrian Goldfarb is President of WSR and he was appointed Chief Financial Officer by our Board of Directors. Mr. Goldfarb is not an employee of Ecosphere. We agreed to pay WSR $10,000 per month and issued it 100,000 five-year warrants, one-half fully vested and the remaining one-half will vest on July 31, 2008 if the Consulting Agreement has not been terminated.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plans for each named executive officer outstanding as of December 31, 2007:

Outstanding Equity Awards At Fiscal Year-End

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Dennis McGuire(1)
President and Chief	3,000,000			$1.00	11/8/2015
Executive	593,750	(2)	250,000	$0.83	5/10/2011
Officer	3,000,000			$1.30	10/3/2013
	1,547,000	(3)		$0.15	10/9/2012
Michael R. Donn, Sr.
President of	200,000			$1.10	12/31/2014
Ecosphere	500,000			$1.00	11/30/2010
Systems (4)	50,000			$0.44	12/17/2011
	396,875	(2)	125,000	$0.83	5/10/2011
	515,667	(3)		$0.15	10/9/2012
James C. Rushing III
Chief Financial	750,000			$1.00	8/2/2015
Officer(5)	100,000			$1.00	12/31/2014
	300,000			$1.10	12/31/2014
	356,950	(2)	150,000	$0.83	5/10/2011
	50,000			$0.44	12/17/2011
	515,667	(3)		$0.15	10/9/2012

———————

(1)

Does not include his wife who is an executive officer.

(2)

Assumes vested subject to the third performance review.

(3)

Options accepted in lieu of cash in UES sale.

(4)

Mr. Donn was named Chief Operating Officer on March 27, 2008.

(5)

Mr. Rushing resigned as Chief Financial Officer in February 2008 and was named acting Chairman of the Board, effective March 1, 2008.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors were compensated with restricted in 2007 for services as a director as follows:

Name (a)	Stock Awards ($)	Total ($)
George R. Sterner (1)	$26,667	$26,667
Barry I. Hechtman (1)	$8,333	$8,333
Floyd Farleigh (1)	$10,000	$10,000
Charles Vinick (1)	$18,923	$18,923

———————

(1)

The amounts refer to the expense we accrued as shares vested; only Mr. Farleigh received a grant of restricted stock in 2007.

Equity Compensation Plan Information

Under the 2006 Plan, we may issue up to 10,000,000 discretionary stock options, SARs, restricted stock or restricted stock units to our directors, employees and consultants. Restricted stock units allow recipients to defer receipt of the restricted shares.

Under the 2006 Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock with the number of shares based upon market price at the time of grant as follows:

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

Because we did not hold an annual meeting of shareholders in 2007 and therefore there were no new appointments or re-appointments and we did not grant or have any automatic grants of restricted stock to Board, Board Committee or Advisory Board members. In February 2008, Mr. Rushing resigned as Chief Financial Officer. We agreed to compensate him as a consultant through no later than August 15, 2008 in exchange for approximately $46,000. He waived the right to receive $150,000 of restricted stock for acting as Chairman of the Board.

The exercise price of options or SARs granted under the 2006 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of Incentive Stock Options, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and SARs granted under the Equity Incentive Plan shall expire no later than five years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board of Directors or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

A maximum of 10,000,000 shares are available for grant under the 2006 Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, recapitalization or similar event.

Our Board of Directors or the Compensation Committee may from time to time alter, amend, suspend, or discontinue the 2006 Plan with respect to any shares as to which awards of stock rights have not been granted. However no rights granted with respect to any awards under this 2006 Plan before the amendment or alteration shall not be impaired by any such amendment, except with the written consent of the grantee.

Under the terms of the 2006 Plan, our Board of Directors or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both. For income tax purposes, recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares and the Company will realize a corresponding compensation deduction. Upon the exercise of stock options or SARs, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Beginning in 2005, the Board of Directors adopted a policy of providing for “clawback” provisions in our option agreements and intend to provide for them in our agreements under the 2006 Plan. This enables our Board of Directors to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth the number of shares of Ecosphere’s voting stock beneficially owned as of March 31, 2008 by (i) those persons known by Ecosphere to be owners of more than 5% of its common stock, (ii) each director of Ecosphere, (iii) our Chief Executive Officer and the two other named executive officers listed in the Summary Compensation Table, and (iv) all executive officers and directors of Ecosphere as a group:

	Beneficial Ownership
Name and Address of Beneficial Owner(1)(2)	Shares	Percentage
Dennis McGuire and Jacqueline K. McGuire(3)(4)	9,190,860	12.5%
James C. Rushing III(5)(6)	1,398,617	2.1%
Joe M. Allbaugh(6)(7)(8)	1,084,959	1.6%
Vice-Admiral George R. Sterner(6)(9)(10)	1,107,561	1.6%
Michael R. Donn, Sr.(11)(12)	1,357,342	2.0%
Barry I. Hechtman(6)(13)(14)	72,488	*
Floyd R. Farleigh(6)(15)(16)	498,666	*
Charles Vinick(6)(17)(18)	202,231	*
Kevin P. Grady(19)	7,716,122	11.4%
Officers and Directors as a Group (10 persons)	14,962,724	19.0%

———————

*

Less than one percent.

(1)

Except where indicated in other footnotes, each of the persons listed above has the address c/o Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, FL 34997.

(2)

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all securities beneficially owned by them. Beneficial ownership exists when a person has either the power to vote or sell our common stock. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days whether upon the exercise of options or otherwise. Our outstanding convertible debentures convert to 10,536,887 shares of common stock; the holders also own warrants to purchase 11,372,434 shares of common stock. However, the Securities Purchase Agreement under which these securities were sold provides that none of the purchasers shall have more than a 4.99% beneficial ownership in Ecosphere and therefore none are 5% beneficial owners which need to be included in this table. The holders which could otherwise be deemed 5% shareholders are:

•

Pierce Diversified Strategy Master Fund LLC Ena

•

Enable Opportunity Fund Partners LP

•

Enable Growth Partners LP

(3)

Includes:

•

90,000 shares of common stock owned by Mrs. McGuire,

•

1,681,672 shares owned jointly,

•

6,340,750 shares issuable upon exercise of vested options owned by Mr. McGuire, which assumes the vesting of 250,000 options related to the third performance review,

•

278,438 shares issuable upon exercise of vested options owned by Mrs. McGuire, which assumes the vesting of 62,500 options related to the third performance review, and

•

800,000 shares issuable upon exercise of warrants jointly owned.

Does not include:

•

312,500 shares issuable upon exercise of options subject to future performance reviews.

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

(4)

Both Mr. and Mrs. McGuire are executive officers.

(5)

Includes 356,950 shares of common stock issuable upon exercise of options, which assumes the vesting of 150,000 options related to the third performance review. Also does not include 150,000 shares issuable upon exercise of options subject to a future performance review.

(6)

A director.

(7)

Address is 400 North Capitol Street, NW, Suite 475, Washington, DC 20001.

(8)

Includes 18,293 shares of restricted stock of which one-third vested on August 11, 2007, and the remaining vest on August 11, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 1,066,666 shares of common stock issuable upon exercise of options. Does not include 33,334 shares issuable upon exercise of options that are not exercisable within 60 days of the date of this Report, subject to remaining as a director on each applicable vesting date.

(9)

Includes 97,561 shares of restricted stock of which one-third vested on August 11, 2007, and the remaining vest on August 11, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 1,010,000 shares of common stock issuable upon exercise of options.

(10)

Address is 2708 Hatmark Street, Vienna, VA 22181.

(11)

An executive officer and director.

(12)

Includes 299,875 shares of common stock issuable upon exercise of options, which assumes the vesting of 125,000 options related to the third performance review. Also does not include 125,000 shares issuable upon exercise of options subject to future performance reviews.

(13)

Address is 8100 SW 81 Drive, #210, Miami, FL 33143.

(14)

Includes 30,488 shares of restricted stock of which one-third vested on August 11, 2007, and the remaining vest on August 11, 2008 and 2009, subject to remaining as a director on each applicable vesting date. Includes 42,000 shares of common stock issuable upon exercise of options.

(15)

Address is 10700 Darby Circle, Midlothian, VA 23113.

(16)

Includes 166,666 shares of restricted stock which will vest in equal increments over a three-year period each October 25 beginning in 2008, subject to continued service on each applicable vesting date. Includes shares held by Mr. Farleigh and his wife, by a trust where by Mr. Farleigh is the trustee, beneficiary and settlor, and shares held by a corporation wholly owned by Mr. Farleigh.

(17)

Address is 2323 Foothill Lane, Santa Barbara, CA 93105.

(18)

Includes 69,231 shares of restricted stock of which one-third vested on August 11, 2007 and the remaining vest on August 11, 2008 and 2009, subject to remaining as a director on each applicable vesting date.

(19)

Includes 1,050,000 shares of common stock issuable upon exercise of options. Mr. Grady is an employee.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had or will have a direct or indirect material interest, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (2006 and 2007) (except for employment and consulting relationships with our management summarized in Item 10 “Executive Compensation”), which are described below.

Beginning in the summer of 2006, Mr. Dennis McGuire and his wife, Mrs. Jacqueline K. McGuire, have lent money to us on an as needed basis evidenced by a demand note at 8% per annum interest. The present balance is $210,000.

Since our inception in 1998, we have owed $40,000 to a company controlled by Dennis and Jacqueline McGuire, two of our executive officers. We repaid $14,000 in 2007. In August 2006, Mr. James C. Rushing III, one of our directors, loaned the Company $50,000. We repaid the loan in 2006. Additionally, we owe Mr. McGuire $30,000 representing a guaranteed 2005 bonus.

Effective December 1, 2005, we entered into a Representation Agreement with Vice-Admiral George R. Sterner, a director of Ecosphere, and a retired Vice-Admiral of the United States Navy. We issued Vice-Admiral Sterner 1,000,000 five-year options to purchase our common stock at $1.00 per share, all of which are now vested. Additionally, if Vice-Admiral Sterner arranged any introductions which result in our receiving financing or selling assets not in the ordinary course of business, we agreed to pay him additional fees consisting of cash and options. At December 31, 2005, we owed Vice-Admiral Sterner $33,914 in commissions for 2003 and 2004 arising from a prior Consulting Agreement which expired in 2003. We paid him $25,000 in 2006, leaving a balance of $22,703. Additionally, Vice-Admiral Sterner lent us $240,000 in 2003 in exchange for a $240,000 note. We issued a new note of $341,412, to Vice-Admiral Sterner, which includes the commissions which are due him. The note was in default at December 31, 2007.  On November 14, 2007, we entered into a Term Sheet with Vice-Admiral Sterner acknowledging we owed him $366,226 as of that date.  We expect to resume discussions with Vice-Admiral Sterner in the near future.

Effective July 1, 2005, we entered into a one-year agreement with The Allbaugh Company, which is headed by Mr. Joe M. Allbaugh, a director of Ecosphere. For the first year, we paid The Allbaugh Company $20,000 a month for the first six months and $30,000 a month beginning in 2006. The Agreement continued month-to-month until May 2007. In May 2007, we terminated the agreement with Mr. Allbaugh’s company and issued him 10% of Ecosphere Systems. Additionally, in July 2005, we issued The Allbaugh Company five-year options to purchase 1,000,000 shares of our common stock at $1.00 per share.

In addition to Mrs. Jacqueline McGuire and Mr. Michael R. Donn, Sr., President of Ecosphere Systems and a director of Ecosphere, being the wife and brother-in-law of Mr. Dennis McGuire, our Chief Executive Officer, two other members of their families are employed by Ecosphere. Mr. and Mrs. McGuire and Mr. Donn and one of the other family members receives $60,000 or more per year in compensation. Ecosphere believes that based upon the services it receives from these related parties, the compensation is fair to Ecosphere.

In December 2007, in order to provide the Company with additional authorized shares, Ecosphere offered its option and warrant holders the right to exchange their current warrants and/or options for new options with an exercise price of $0.28 expiring on January 31, 2011 (the “Exchange Offer”).  The exchange ratio was four new options for each 10 old warrants and/or options.  The Exchange Offer closed on March 31, 2008, resulting in the cancellation of 15,228,001 options and warrants and the issuance of 6,087,200 new options.

The following table represents the directors and officers of the Company that participated in the Exchange Offer:

	No. of Option/Warrant Cancelled	No. of Options Issued
Dennis McGuire (1)	3,000,000	1,200,000
Jacqueline McGuire	199,999	80,000
Dennis and Jacqueline McGuire (2)	2,000,000	800,000
Michael R. Donn, Sr.	500,000	200,000
James C. Rushing, III	1,315,000	526,000
Vice-Admiral George R. Sterner	1,275,000	510,000
Barry Hechtman	105,000	42,000

———————

(1)

All directors and officers exchanged only options, except Mr. McGuire who exchanged his warrants.

(2)

Options jointly owned by Mr. Dennis McGuire and Mrs. Jacqueline McGuire.

Information on director independence is contained in Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Item 13.

Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(11)
4.2	Form of Convertible Promissory Note(2)
4.3	Form of Senior Convertible Debenture(3)
4.4	Form of Convertible Promissory Note($0.15)
4.5	Form of Warrant Issued to Debenture Holders
4.6	Form of Warrant ($0.15)
4.7	Warrant (Heller Capital)
10.1	Securities Purchase Agreement(3)(4)
10.2	2006 Equity Incentive Plan(5)
10.3	2003 Stock Option Plan for Outside Directors and Advisory Board Members(6)
10.4	2003 Equity Incentive Plan(6)
10.5	Amendment to the 2003 Stock Option Plan for Outside Directors and Advisory Board Members(7)
10.6	Amendment to the 2003 Equity Incentive Plan(7)
10.7	Agreement with Vice-Admiral George R. Sterner(7)(9)
10.8	Form of 2006 Management Compensation Adjustment Plan(10)
10.9	Form of Amendment to 2006 Management Compensation Adjustment Plan(11)
10.10	Form of Stock Option Agreement(11)
10.11	Form of Restricted Stock Agreement(5)
10.12	Promissory Note Extension Agreement with Robert Baratta(13)
10.13	Form of Stock Option Agreement in Warrant/Option Exchange Offer
10.14	Secured Line of Credit Agreement
10.15	Employment Agreement with Dennis McGuire(7)
10.16	Employment Agreement with Michael R. Donn, Sr.(7)
10.17	Consulting Agreement with WSR Consulting, Inc.
21	Subsidiaries
23.1	Consent of Salberg & Company, P.A.
23.2	Consent of Tedder, James & Worden, P.A.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

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

Item 14.

Principal Accountants Fees and Services.

Ecosphere’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as Ecosphere’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2007 were approved by the Audit Committee. In 2006, Ecosphere’s independent registered public accounting firm was Tedder, James & Worden, P.A. The following table shows the fees for the fiscal years ended December 31, 2007 and 2006.

	Salberg & Co	Tedder
	2007	2006
Audit Fees (1)	$69,000	$112,744
Audit Related Fees (2)	$1,000	$2,135
Tax Fees (3)	$0	$9,480
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2007. In 2006, tax fees billed by Tedder, James & Worden, P.A. related to the preparation of the Company’s 2006 federal and state tax returns.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2008

ECOSPHERE TECHNOLOGIES, INC.

By:	/s/ DENNIS MCGUIRE
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ ADRIAN G. GOLDFARB	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	April 15, 2008
Adrian G. Goldfarb
/s/ JAMES C. RUSHING III	Director	April 15, 2008
James C. Rushing III
Director
Joe M. Allbaugh
/s/ MICHAEL R. DONN, SR.	Director	April 15, 2008
Michael R. Donn, Sr.
Director
Floyd R. Farleigh
/s/ BARRY HECHTMAN	Director	April 15, 2008
Barry Hechtman
/s/ GEORGE R. STERNER	Director	April 15, 2008
George Sterner
/s/ CHARLES VINICK	Director	April 15, 2008
Charles Vinick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’ of

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries at December 31, 2007, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss applicable to common stock of $6,703,122 in 2007 and has a working capital deficit, a stockholders’ deficit and accumulated deficit of $4,069,466, $7,443,806 and $53,300,123, respectively, at December 31, 2007. In addition, the Company has redeemable convertible cumulative preferred stock that is eligible for redemption at a redemption amount of $3,857,795 as of December 31, 2007 and is in default on certain promissory notes at December 31, 2007. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 4, 2008

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Ecosphere Technologies, Inc. (formerly UltraStrip Systems, Inc.) as of December 31, 2006, and the related consolidated statements of operations, changes in capital deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ TEDDER, JAMES, WORDEN & ASSOCIATES, P.A.

Orlando, Florida

March 28, 2007

ECSOPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
Current Assets
Cash and equivalents	$329,848	$1,989,758
Accounts receivable	3,800	20,923
Inventories	162,601	187,910
Prepaid expenses and other current assets	117,685	66,880
Total current assets	613,934	2,265,471
Property and equipment, net	548,118	1,244,086
Patents, net	23,290	69,118
Debt acquisition costs, net	—	232,156
Investment	250,000	5,000
Total assets	$1,435,342	$3,815,831
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$956,815	$330,733
Accounts payable - related parties	32,994	28,380
Accrued liabilities	1,182,798	748,548
Capital lease obligations	34,238	—
Due to affiliate	2,000	—
Deferred revenue - related party	156,000	—
Notes payable – related parties – current portion	476,000	259,072
Notes payable – third parties (net of discount) – current portion	1,842,555	2,069,614
Total current liabilities	4,683,400	3,436,347
Capital lease obligations – less current portion	51,970	—
Notes payable to related parties – less current portion	—	558,310
Notes payable to third parties (net of discount) – less current portion	285,983	3,429,536
Total Liabilities	5,021,353	7,424,193
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,129,431 at December 31, 2007)	1,129,431	1,095,681
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 429 and 464 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,728,364 at December 31, 2007)	2,728,364	2,707,811
Commitments and Contingencies (Note 12)
Stockholders’ Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 63,927,180 and 56,487,639 shares issued and outstanding, respectively	639,266	564,877
Common stock issuable, $0.01 par value, 297,763 shares issuable	2,978	—
Additional paid-in capital	45,214,073	38,762,072
Accumulated deficit	(53,300,123)	(46,738,803)
Total stockholders’ deficit	(7,443,806)	(7,411,854)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$1,435,342	$3,815,831

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2007	2006
Revenues from sale of intellectual property, net	$5,259,370	$—
Revenues from other operations	750,007	2,414,155
Total Revenues	6,009,377	2,414,155

Cost of revenues	888,302	1,513,448

Gross profit	5,121,075	900,707

Operating expenses
Selling, general and administrative (including stock based compensation of $1,297,796 and $520,692 in 2007 and 2006, respectively)	5,849,673	5,075,244
Impairment of assets	15,000	50,000
Impairment of investment	5,000	38,592
Gain on settlement of accrued expenses	—	(130,073)
	5,869,673	5,033,763

Loss from operations	(748,598)	(4,133,056)

Other income (expense):
Other income (loss)	11,664	(6,164)
Loss on conversion	(74,189)	—
Loss on extinguishment of debt	(2,757,534)	—
Interest expense	(2,992,663)	(2,060,368)
Total other income (expense)	(5,812,722)	(2,066,532)

Minority Interest in net income of affiliates	—	(40,951)

Net loss	(6,561,320)	(6,158,637)

Preferred stock dividends	(141,802)	(198,369)

Net loss applicable to common stock	$(6,703,122)	$(6,357,006)

Net loss per common share applicable to common stock	$(0.11)	$(0.12)
(basic and diluted)
Weighted average number of common shares outstanding	60,596,054	54,533,670

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2007 and 2006

	Common Stock (Shares)	Common Stock Par Value	Common Stock Issuable (Shares)	Common Stock Issuable Par Value	Additional Paid In Capital	Accumulated Deficit	Total Capital Deficit

Balance at December 31, 2005	52,168,788	$521,688	—	$—	$30,980,165	$(40,580,166)	$(9,078,313)

Common stock issued for cash	813,008	8,130	—	—	291,870	—	300,000
Common stock issued in settlement of liabilities	1,178,000	11,780	—	—	1,116,220	—	1,128,000
Common stock issued as inducement for loans	550,000	5,500	—	—	429,500	—	435,000
Common stock issued as payment for interest	6,085	61	—	—	5,720	—	5,781
Issuance of warrants for financing	—	—	—	—	1,685,245	—	1,685,245
Beneficial conversion feature of debentures	—	—	—	—	1,762,935	—	1,762,935
Exercise of warrants with cash	228,125	2,281	—	—	100,531	—	102,812
Conversion of preferred stock (Series A and B) into common stock	948,650	9,487	—	—	1,940,513	—	1,950,000
Issuance of common stock to consultant as compensation	100,000	1,000	—	—	82,000	—	83,000
Warrants exercised for common stock and other items	394,983	3,950	—	—	(3,950)	—	—
Settlement of liabilities to exercise warrants	100,000	1,000	—	—	49,000	—	50,000
Non-cash vesting of stock based compensation to employees, board and consultants	—	—	—	—	520,692	—	520,692
Preferred stock dividends	—	—	—	—	(198,369)	—	(198,369)
Net loss, 2006						(6,158,637)	(6,158,637)
Balance at December 31, 2006	56,487,639	564,877	—	—	38,762,072	(46,738,803)	(7,411,854)

Shares issued for services	1,430,999	14,310	—	—	444,157	—	458,467
Redeemable preferred stock conversions	29,225	292	—	—	87,208	—	87,500
Shares Issued for interest	1,736,048	17,360	—	—	454,088	—	471,448
Conversions of notes to common stock	1,139,706	11,397	—	—	503,309	—	514,706
Employee, director and advisor shares for service	300,952	3,010	—	—	308,067	—	311,077
Stock options granted and vested to employees, directors and advisors	—	—	—	—	104,134	—	104,134
Beneficial conversion features of debt offerings	—	—	—	—	1,325,807	—	1,325,807
Warrants issued in connection with debt offerings and modifications	—	—	—	—	1,685,565	—	1,685,565
Shares issued in connection with debt offerings, renewals	801,881	8,019	297,763	2,978	222,969	—	233,966
Shares issued as finders fees for leasing arrangement	2,000,000	20,000	—	—	660,000	—	680,000
Options issued to management for commissions related to the sale of the UES technology and assets	—	—	—	—	773,500	—	773,500
Exercise of warrants	10,080	101	—	—	(101)	—	—
Other	(9,350)	(100)	—	—	25,100	—	25,000
Redeemable preferred stock dividends	—	—	—	—	(141,802)	—	(141,802)
Net loss, 2007						(6,561,320)	(6,561,320)

Balance at December 31, 2007	63,927,180	$639,266	297,763	$2,978	$45,214,073	$(53,300,123)	$(7,443,806)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$(6,561,320)	$(6,158,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	310,583	188,807
Amortization of debt issue costs	232,156	—
Accretion of discount on notes payable	1,514,772	1,140,347
Accretion of imputed interest	190,000	—
Provision for asset impairments	20,000	50,000
Non-cash interest expense from warrant repricing	184,835	—
Loss on extinguishment of debt	2,757,534	—
Non-cash expense to renew loans	48,437	364,762
Gain on settlement of accrued expenses	—	(130,073)
Warrants and stock options issued for services	877,634	520,692
Common stock issued for services	766,744	67,437
Minority interest in consolidated affiliates	—	(40,951)
Loss on conversions of interest and payable to common stock	74,189	—
Non-cash portion of revenues	(250,000)	—
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	17,123	(722)
Decrease in inventories	1,392,747	610,236
Increase (decrease) prepaid expenses and other current assets	(65,805)	79,654
Decrease in advance to related party	—	25,110
Increase in deferred revenues	—	21,239
Increase (decrease) accounts payable	779,696	(168,864)
Increase (decrease) accounts payable – related parties	2,000	(31,436)
Increase in deferred revenue - related party	156,000	—
Increase in accrued expenses	786,809	117,815
Net cash provided by (used in) operating activities	3,234,134	(3,344,584)
INVESTING ACTIVITIES:
Purchase of property and equipment	(500,250)	(1,079,155)
Net cash used in investing activities	(500,250)	(1,079,155)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable and warrants	355,000	7,543,000
Proceeds from issuance of notes payable and warrants to related parties	620,000	564,000
Debt acquisition costs	—	(236,500)
Repayments of notes payable	(4,923,987)	(40,828)
Repayments of notes payable to related parties	(424,000)	(1,963,234)
Principal payments on capital leases	(20,807)	—
Proceeds from issuance of common stock	—	300,000
Proceeds from exercise of warrants	—	102,813
Return of investment in affiliate	—	21,491
Distribution to affiliate partners	—	(45,201)
Net cash (used in) provided by financing activities	(4,393,794)	6,245,541
Net (decrease) increase in cash	(1,659,910)	1,821,802
Cash, beginning of year	1,989,758	167,956
Cash, end of year	$329,848	$1,989,758

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Year Ended December 31,
	2007	2006
Cash paid for interest	$310,997	$441,429
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$141,802	$198,369
Beneficial conversion features of convertible notes and debentures	$1,325,807	$1,762,935
Warrants issued in connection with financing	$1,413,294	$1,685,245
Common stock issued as inducement for loans	$233,966	$435,000
Common stock issued to settle debt obligations and conversions of debt	$564,706	$1,128,000
Common stock issued as payment of accrued interest	$400,059	$5,781
Series A Redeemable Convertible Cumulative Preferred Stock converted to common Stock	$—	$475,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common Stock	$87,500	$1,475,000
Purchase of equipment financed with capital lease and common stock	$1,997,015	$—
Purchase of equipment financed through long term debt	$—	$203,952
Conversion of accounts payable and accrued expenses to debt	$14,000	$615,109
Cashless exercise of warrants into common stock	$—	$3,950
Warrants issued as payment of liabilities	$—	$50,000
Reclassification of related party notes to third party notes	$489,892	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

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

The accompanying consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), and Ecosphere Energy Solutions, Inc. (“EES”) and appropriate periods of its affiliates UltraStrip Japan, Ltd. (“USJ”) and Robotics Investment Group, LLC (“RIG”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process. USJ was formed in April 2004 to market and service the maritime coating removal needs of the Japanese ports and RIG was formed to help finance the purchase of equipment to USJ.

The Company has been associated with two entities which have been consolidated into the Company’s financial statements prior to this report in accordance with the provisions of Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities.

The first entity, USJ, was formed in April 2004 under Japanese law as a joint venture between the Company (49.9% ownership) and five Japanese companies (50.1% ownership): Kamimura International Associates, LLC, Ihara Company, Ltd., Kyokuto Boeki Kaisha, Ltd., Shuwa Kaiun Kaisha, Ltd., and Chiba Marine Yokohama Co., Ltd. The Company contributed $50,000 to the joint venture in 2004, provided a two year term loan of $32,000 during the first quarter of 2005, and provided an additional capital contribution of $44,222 in the third quarter of 2005. On June 28, 2006, the Company sold all but 5% of its shares to the other partners in USJ. Based upon this transaction and the lack of the Company’s ability to control USJ, USJ’s financial statements are not consolidated with the Company after June 28, 2006.

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

In connection with the sale of certain intellectual property and assets of UES in October 2007, the Company obtained a 5% interest in Chariot Robotics, Inc. This interest has been recorded as an investment at December 31, 2007 in the amount of $250,000. In January 2008, the Company sold its 5% interest in Chariot Robotics, Inc. for $250,000.

PRINCIPALS OF CONSOLIDATION

The consolidated financial statements include the accounts of Ecosphere Technologies, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of a money market account.

For purposes of the statement of cash flows for sales of intellectual property and related assets and liabilities, which is treated as an operating activity with net proceeds recognized as revenues (see revenue recognition policy below) such intellectual property and related assets and liabilities are considered to be transferred to inventory prior to the sale.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. The Company generally requires deposits or letters of credit from customers who purchase its water filtration systems. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method. During the year ended December 31, 2006, the Company determined that some of its inventory was recorded at a value in excess of its market value. Based upon discussions with potential buyers of the inventory, we took an impairment charge in 2006 of $50,000. At December 31, 2007, inventory of $162,601 consisted of the cost to date for building the prototype Ozonix TM unit which is being tested in the field and is pending acceptance by the Ecosphere Energy Services, LLC, a Joint Venture between EES and two joint venture partners. At December 31, 2006, inventory consisted of $187,910 of spare parts.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

PATENTS

Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2007 and 2006 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $6,828 for each of the years ended December 31, 2007 and 2006. In addition, in connection with the Company’s sale of intellectual property and assets to UES, the Company reduced the carrying value of patents by $39,000, net of accumulated amortization of $39,000, to reflect the patents transferred in the UES sale.

DEBT ACQUISITION COSTS

In connection with the debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various third parties. The Company capitalizes these costs and amortizes them over the life of the debenture, using the effective interest method of amortization. In connection with a restructuring of the associated debt in October 2007, which was treated as a debt extinguishment in accordance with Emerging Issues Task Force (EITF) abstracts 96-19 and 05-7, we wrote off the remaining debt acquisition costs.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REVENUE RECOGNITION

Revenue from sales of equipment is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue from water-jetting and water-filtration service contracts is recognized ratably over the service period or as the service is rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from the sale of intellectual property is recognized when payment has been received and ownership of the patents has been transferred to the buyer and is recorded net of any carrying value and selling costs. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues. The 2006 revenues include $234,000, which was for services performed in 2005; because of the uncertainty of collection, we recognized these revenues upon collection in 2006.

RESEARCH AND DEVELOPMENT

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $174,388 and $143,223 for the years ended December 31, 2007 and 2006, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with SOP 93-7, advertising costs are charged to operations when incurred; such amounts aggregated $445 in 2007 and $4,757 in 2006.

INVESTMENT IN JOINT VENTURE

The Company accounts for joint ventures under the equity method of accounting pursuant to Accounting Principles Board (APB) Opinion 18 “The Equity Method of Accounting for Investments in Common Stock (as amended)” which records the Company’s proportionate share of the joint venture net income or loss as an increase or decrease to the investment in the joint venture, respectively, and recognizing that proportionate share of net income or loss in operations. The Company’s proportionate losses of the joint ventures are recorded only to the extent of the Company’s investment plus previously recognized profits.

ACCOUNTING FOR DERIVATIVES

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Statement of Financial Accounting Standards 133 “Accounting for Derivative Instruments and Hedging Activities” and related interpretations including EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.”

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. The Company did not have any derivative instruments at December 31, 2007.

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

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based on the following assumptions:

For the year ended December 31,	2006	2007

Risk free interest rate	4.57 - 5.22%	3.45-4.64%
Expected life	5-10 years	4-10 years
Expected volatility	1.00 – 25.53%	116 - 144%
Dividend yield	0.0	0.0

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

As of December 31, 2007 and 2006, there was $194,521 and $521,072, respectively, of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next year.

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

Beginning January 1, 2007, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48), Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.

Effective January 1, 2007, the Company adopted FASB Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48, (“FSP FIN 48-1”), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying consolidated financial statements.

NET LOSS PER SHARE

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's common stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $115,000 and $235,000 as of December 31, 2007 and 2006.

Based upon the conversion terms of the Company's convertible debentures and the estimated current fair value of the Company's common stock into which the debentures is convertible, the fair value of the debentures aggregate approximately $1,297,500 and $6,545,000, respectively, as of December 31, 2007 and 2006.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation allowance on inventories, valuation on depreciable lives, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

RECLASSIFICATIONS

Certain amounts included in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These reclassifications had no effect on total assets, liabilities, stockholders’ deficit or gross profit, loss from operations or net loss.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 but do not believe the adoption will have a significant impact on our consolidated financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. If we adopt this standard, we do not expect it to have a material effect on our financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

1.

NATURE OF OPERATIONS AND BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our financial statements.

2.

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2007, the Company incurred net losses applicable to common stock of approximately $6.7 million. At December 31, 2007, the Company had a working capital deficiency of approximately $4.1 million, a stockholders’ deficit of approximately $7.4 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of December 31, 2007. The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2007	December 31, 2006
Vendor deposits	$14,342	$29,000
Prepaid consulting fees	450	15,562
Prepaid interest expense	71,556	—
Short-term deposits	—	9,527
Other	31,337	12,791
Total prepaid expenses and other current assets	$117,685	$66,880

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2007	December 31, 2006
Plant and machinery	5 years	$23,944	$717,954
Water filtration equipment	5 years	865,487	1,331,816
Furniture and fixtures	7 years	277,250	277,250
Automobile and trucks	5 years	41,233	41,233
Leasehold improvements	5 years	214,116	214,116
Office equipment	5 years	398,679	162,306

		1,820,709	2,744,675
Less accumulated depreciation		(1,272,591)	(1,500,589)

		$548,118	$1,244,086

In connection with the UES sale of intellectual property and associated equipment and inventory, the Company sold all of the assets held for sale at September 30, 2007, with a net book value of approximately $2,198,000. The sale of the equipment and inventory has been recorded as a wash sale with no corresponding gain or loss being recognized. Depreciation expense of $153,522 primarily relating to the sold equipment is included in cost of revenues in 2007. Total depreciation expense for 2007, including the $153,522 included in cost of revenues in 2007 was $303,755.

The Company entered into two capital leases during the year ended December 31, 2007, expiring at various dates through March 2010. The leased assets and the related liabilities were transferred on the sale of assets and intellectual property. Amortization of the assets held under capital leases, prior to the UES sale, is included in the costs of revenue component of depreciation expense and was approximately $137,485 for the year ended December 31, 2007.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

5.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2007	December 31, 2006
Accrued payroll and related benefits	$468,808	$149,081
Accrued interest	372,282	237,593
Accrued consulting	—	236,000
Other accrued expenses	341,708	85,874
Accrued professional fees	—	40,000
Total accrued expenses	$1,182,798	$748,548

6.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

	December 31, 2007	December 31, 2006

Unsecured notes payable to Director, interest at prime plus 2% (9.25% at December 31, 2007). Effective January 1, 2007, the Company and Director modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. The March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 payments have not been made and the note is in default as of December 31, 2007.

	$240,000	$240,000

Unsecured note payable to shareholder, interest at 18%, due upon demand. This note was reclassified as payable to an unrelated party during the year ended December 31, 2007.	—	50,000

Unsecured demand notes payable to principal shareholders, interest at 10%.	210,000	—

Unsecured note payable to a company owned by Ecosphere’s principal shareholders, interest at prime plus 2% (9.25% at December 31, 2007), due upon demand. The note is in default at December 31, 2007.	26,000	40,000

Unsecured note payable to shareholder and director of Ecosphere Japan, Ltd., interest at 5%, due upon demand. Transferred to accrued liabilities as of December 31, 2007, due to litigation status.	—	47,500

Total	$476,000	$377,500
Less: current portion	$476,000	151,500
Related party notes payable – net of current portion	$—	$206,000

All amounts due to related parties are due in 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

(b.)

Other

Notes payable consist of the following:

December 31, 2007	December 31, 2006

Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238 at December 31, 2006, issued at an original discount, with warrants. During 2007, the debentures were replaced by new debentures that are convertible into common stock at $0.15 per share and the original warrants were replaced by warrants exercisable at $0.15 per share, as a result of the closing of the UES asset sale on October 9, 2007. In addition, principal in the amount of $4,000,000 was repaid and principal in the amount of $14,706 was converted into 97,410 shares of common stock, resulting in a principal balance of $1,580,532 at December 31, 2007. The debt modification and repayment has been treated as a debt extinguishment under EITF 96-19 and accordingly, all pre-extinguishment discounts were written-off, resulting in a loss on extinguishment of debt in the amount of $2,648,534, and the new discounts have been recorded. The Company recorded a discount in the amount of $1,045,260 related to the warrants and a discount of $535,273 related to the beneficial conversion feature. At December 31, 2007 and 2006, unamortized discounts totaled $1,398,164 and $3,221,002, respectively.

$182,369	$2,374,236

Unsecured notes payable, net of unamortized discount, interest at prime plus 2% (9.25% at December 31, 2007), due as follows: $1,297,870 on July 13, 2008. The principal amount of these notes as of December 31, 2007 and December 31, 2006 was $772,870 and $1,347,870, net of unamortized loan discount of $0 and $45,444, respectively. On February 13, 2007 the maturity date was extended to July 13, 2007 in exchange for a principal payment of $50,000, payment of accrued interest of $38,684 and payment of an extension fee and expenses totaling $51,500 which has been expensed as of September 30, 2007. On July 13, 2007, the Company entered into a second extension agreement with the lender in which, it paid the lender $525,000 in principal, accrued interest from February 22, 2007, a $50,000 extension fee (one-half in cash and one-half in common stock) and $3,500 of the lender’s attorney fees. The remaining principal balance is due on July 13, 2008.

772,870	1,302,426

Unsecured convertible notes payable, net of unamortized discount of $745,095 at December 31, 2007, interest at 10% due at various dates between October 10, 2008 and November 19, 2008. The Notes are convertible into shares of common stock at the rate of $0.15 per share resulting in the recognition and recording of a debt discount related to the beneficial conversion feature in the amount of $716,673. The note holders were previously holders of unsecured debt of the Company which was in default. The prior principal balances due, plus accrued but unpaid interest were converted into new notes with an aggregate principal balance of $943,392 at December 31, 2007. In addition, the company agreed to issue one share of common stock for every $1 of new convertible debt, and agreed to prepay the interest on the note. No interest has been prepaid as of December 31, 2007. The relative fair value of the common stock was $185,529 which was recorded as a debt discount.

198,297	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

December 31, 2007	December 31, 2006

Unsecured bridge finance notes payable, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand. $25,000 of the notes payable was converted into 25,000 shares of common stock in 2007 and $10,000 was converted into a new 10% convertible note in 2007. Subsequent to December 31, 2007, a note holder agreed to convert $100,000 of bridge finance notes payable into a $103,068 note payable due in October 2008,bearing interest of 10% and convertible into common stock at the rate of $0.15 per share. In addition, the Company issued 103,068 shares of common stock to the holder and agreed to prepay all interest due under the note.

150,000	185,000

Unsecured convertible notes in the principal amount of $355,000, convertible into common stock at the rate of $0.15 per share. In addition, holders received two warrants for each $1 of principal, net of unamortized discount of $161,880 at December 31, 2007. The warrants expire in 2012 and have an exercise price of $0.15 and $0.20. A beneficial conversion feature, related to the conversion feature of the notes, was recorded in the amount of $73,861. In March 2008, the notes were exchanged for secured convertible line of credit agreements bearing interest of 12%, changing the $0.20 warrant exercise price to $.0.15 and securing the agreements with the Company’s Water Filtration Truck demonstration unit.

193,120	—

Unsecured bridge finance notes payable of $1,000,000 as of December 31, 2006, respectively, net of discount of $22,382 at December 31, 2006. Initially, these notes were convertible into common stock at the rate of $1.00 per share of common stock and, contained two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due March 6, 2007. On March 6, 2007, the note was modified. This modification included the following: 1) extended the term of the note through March 6, 2008; 2) reduced the conversion price of the note payable from $1.00 to $0.48 per share of common stock; 3) reduced the exercise price of the $1.25 warrants to $0.48 per share; and 4) granted five year warrants to purchase 2,000,000 shares of common stock with an exercise price of $0.48. The transaction was treated as a debt extinguishment under EITF 96-19 and related interpretations. The Company recorded the change in fair value of the original warrants and relative fair value of the new warrants of $44,194 and $323,256 respectively as debt discounts to be amortized over the new extended term. There was no beneficial conversion value. The values were derived using a Black-Scholes model with the following assumptions: Volatility 144%, Expected Term of 1, 4, or 5 years, discount rate of 4.4% to 4.6% and dividends of $0.00. During the quarter ended June 30, 2007, the holder of the note converted $500,000 of principal into common stock. Upon closing of the UES transaction in October 2007, $300,000 of the remaining $500,000 balance was repaid and the remaining balance of the note ($200,000) was converted into a new 10% convertible note and is included in convertible notes with due dates between October 10, 2008 and November 19, 2008. This conversion was treated as a debt extinguishment and accordingly, the remaining debt discounts were charged to loss on debt extinguishment.

—	977,618

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

	December 31, 2007	December 31, 2006

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. As of December 31, 2007, four loans totaling $229,624 had been converted into new 10% convertible notes, in exchange for receiving 1 share of common stock for each $1 of principal converted. The new 10% convertible notes are convertible into common stock at the rate of $0.15 per share and are due in October 2008. Subsequent to December 31, 2007, one additional note in the amount of $81,986 was converted into a 10% convertible note.	156,882	429,882

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through August 2007. As of November 13, 2007, letters of extension are outstanding and all loans are in default.	275,000	325,000

Unsecured bridge finance note payable of $50,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 18%. At December 31, 2007, this note was in default and due on demand. At December 31, 2006, this note was classified as payable to a related party; in 2007, the relationship ceased and the note was reclassified.	50,000	—

Unsecured notes payable of $150,000 and $550,000 at December 31, 2007 and 2006, respectively, issued with one restricted common share for each dollar invested; interest at 8%, due 12 months from the respective issue dates through November 2007. At December 31, 2007, $150,000 of the notes payable was in default with a resultant interest rate of 18%. Net of discount of $0 and $362,250, respectively, at December 31, 2007 and December 31, 2006. As of March 27, 2008 two loans totaling $100,000 have been extended and the remaining loan is in default.	150,000	187,750

Installment note, payable $9,518 monthly through September 2008, collateralized by equipment, interest at 11.1%. This note was assumed by UES in connection with the asset and intellectual property sale.	—	157,120
Total	$2,128,538	$5,939,032

Less current portion	$1,842,556	$2,157,186

Long-term debt	$285,982	$3,781,846

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

A summary of total loans and total discounts to unrelated parties is as follows:

	Principal	Debt Discount	Accumulated Amortization of Debt Discount	Debt, net of discounts

Convertible and Non-Convertible notes payable	$4,433,677	$(2,644,615)	$339,476	$2,128,538
Less current portion	2,749,530	(1,064,082)	157,107	1,842,555
Convertible and Non- Convertible debt, net of current portion	$1,684,147	$(1,580,533)	$182,369	$285,983

As of December 31, 2007, the Company was in default on certain of the above mentioned notes payable totaling $691,000.

Future cash payment obligations for notes payable are as follows:

Year ending December 31,
2008	$2,749,530
2009	1,684,147
October 1, 2010 and later	—
Total	$4,433,677

7.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of December 31, 2007 and 2006, there were nine shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 6,000 common shares. Accrued dividends totaled $904,431 and $870,681 on December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of December 31, 2007 and 2006, there were 429 and 464 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,655,864 and $1,547,791 on December 31, 2007 and 2006, respectively. During the year ended December 31, 2007, two holders converted a total of 35 shares of Series B preferred stock into 29,225 shares of common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8.

COMMON STOCK

The Company is authorized to issue up to 150,000,000 shares of its $0.01 par value common stock as of December 31, 2007.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2007 and 2006, respectively, included the following:

Shares Issued for Cash

2006

813,008 shares of common stock were issued for $300,000 cash.

Shares Issued for Services and finders fees

2006

100,000 shares of common stock, with a value of $83,000, were issued to a consultant as inducement for services.

2007

2,000,000 shares of common stock were issued as partial finders fee compensation related to the leasing of equipment with a value of $680,000 based on a quoted trading price of $0.34 per share.

333,333 shares of common stock were issued as an inducement to services providers with a value of  $118,750 based on a quoted trading price ranging from $0.35 to $0.36 per share.

1,041,666 shares were issued in payment of legal fees related to the UES sale at a quoted trading price of $0.31 per share or $322,917.

56,000 shares were issued for services rendered and previously recorded as accounts payable of $14,000. The shares were valued based on a quoted trading price of $0.30 per share or $16,800, resulting in a loss on conversion of $2,800 which is included in the loss on conversion in the accompanying consolidated statement of operations..

Shares Issued as Compensation

2007

200,000 shares of common stock were issued as compensation to an employee with a value of $62,000 based on a quoted trading price of $0.31 per share, 50% of the shares vested upon issuance and 50% will cliff vest one year from issuance. As of December 31, 2007, 100,000 shares were considered as issued and outstanding in the accompanying financial statements. Compensation expense is recognized pro rata over the vesting period.

200,952 shares of common stock were issued in connection with the appointment of one new advisory board member and one new director. Shares were issued based upon the prescribed fees for such appointments, $12,000 and $40,000, respectively, at the quoted trading price of $0.35 and $0.24 respectively, on the date of appointment by the board of directors.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8.

COMMON STOCK (CONTINUED)

Shares Issued in Conversion of Preferred Stock

2006

948,650 shares of common stock were issued upon conversion of 19 shares of Series A Preferred Stock and 590 shares of Series B Preferred Stock with a value at $1,950,000.

2007

29,225 shares of common stock were issued upon conversion of 35 shares of Series B Convertible Preferred Stock with a value of $87,500, which was reclassified from redeemable Series B convertible cumulative preferred stock to permanent equity at the conversion date.

Shares Issued in Payment of Interest

2006

6,085 shares of common stock, with a value of $5,671, were issued as payment for interest.

2007

1,736,048 shares of common stock were issued as quarterly interest payments of $400,059, to the holders of the December 2006 debentures based on a quoted trade price of $0.36 per share for 415,681 shares, $0.19 per share for 708,419 shares and $0.25 per share for 612,148 shares aggregating a total value of $471,448, resulting in a loss on conversion of $71,389 which is included in loss on conversion in the accompanying consolidated statement of operations.

Shares Issued in Conversion of Debt and other liabilities

2006

1,178,000 shares of common stock were issued to lenders in exchange for $1,128,000 of debt.

550,000 shares of common stock were issued as inducement for $550,000 of 8% one year notes.

2007

1,041,666 shares of common stock, of which 1,000,000 were registered and 41,666 were unregistered, were issued upon conversion of convertible debt in the amount of $500,000.

98,040 shares of common stock were issued to convert $14,706 of convertible note principal at a conversion rate of $0.15 per share. The shares were valued for accounting purposes at the quoted trading price on the conversion date, ranging form $0.21 to $0.23 per share, resulting in a non-material loss on conversion.

Shares Issued in Conversion of Debt to New Debt or Extension of Maturity Dates

2006

100,000 shares of common stock were issued for 100,000 warrants, exercised for no cash, but in exchange for $50,000 of debt.

2007

801,881 shares of common stock were issued and 297,763 shares of common stock are issuable as inducement for the conversion or extension of notes in default. The shares were issued with fair market values of between $0.23 and $0.31 per share based upon the quoted trading price at the conversion or extension dates. The value of the shares $233,966 was recorded as interest expense and discount on notes of $48,437 and $185,529, respectively. Of the above mentioned 1,099,644 issued and issuable shares, 156,250 shares valued at $48,437 were for a maturity date extension fee and such amount was recorded as interest

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

8.

COMMON STOCK (CONTINUED)

expense, and 943,393 shares were issued in connection with converting debt in default into 10% convertible notes. The value of the 943,393 shares, $185,529 has been recorded as a discount on the notes and will be recognized as interest expense over the term of the debt.

Shares Issued in Warrant Exercise

2006

394,983 shares of common stock were issued for 228,500 warrants and other items at no cost.

228,125 shares of common stock were issued for 228,125 warrants, at various exercise prices, for a total of $102,813 cash.

2007

10,080 shares of common stock were issued for 10,080 warrants at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and the exercise price was lowered to zero with no accounting effect.

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan of $98,896 for the year ended December 31, 2007. The following table summarizes non-vested restricted stock and the related activity as of December 31, 2007:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2007	262,537	$0.71
Granted	366,666	$0.28
Vested	(171,858)	$0.50
Forfeited	(15,385)	$0.65

Non-vested at December 31, 2007	441,960	$0.44

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2007 was $122,667 which is expected to be recognized over a weighted average period of approximately 1.1 years. No restricted stock grants were issued prior to May 2006, the initiation of the plan.

9.

NET LOSS PER SHARE

Basic net loss per common share applicable to common stockholders is computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share applicable to common stockholders is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share are excluded from the calculation.

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 84,488,325 shares of common stock at December 31, 2007) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 123(Revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. SFAS 123R provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123R pro forma disclosures. The Company’s stock option compensation expense was $299,216 and $104,898 for the year ended December 31, 2007 and 2006, respectively. This stock option expense is a non-cash item.

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

	For the Year Ended December 31,
	2007	2006
Expected volatility	117%	9.66%
Expected lives	5 yrs	5-10 yrs.
Risk-free interest rate	3.58%	4.36% - 5.25%
Expected dividend yield	None	None

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

EMPLOYEE FIXED STOCK OPTION PLANS:

On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2007 and 2006, no options are outstanding under this plan.

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2007 and 2006, respectively, options to purchase 99,999 and 299,997 shares of common stock at $3.00 per share were outstanding under the plan.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS (CONTINUED)

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the Date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2007 and 2006, options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provided for the granting of 2,000,000, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. As of December 31, 2007 and 2006, options to purchase 3,300,000 shares of common stock at exercise prices ranging from $0.53 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

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

Under the 2006 Equity Incentive Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock with the number of shares based upon market price at the time of grant as follows:

Qualifying Event	Restricted Stock (1)(2)

Initial appointment as Chairman of the Board	$150,000
Initial election or appointment of outside directors	$40,000
Initial appointment of an outside director as Chairman of the following: Audit
Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Appointment and annual re-appointment of an outside director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$5,000
Initial appointment as an Advisory Board member	$12,000
Re-election or re-appointment as Chairman of the Board	$75,000
Re-election of an outside director to the Board (except for the Chairman)	$15,000
Re-election or re-appointment as Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Re-appointment to Advisory Board	$3,000

———————

(1)

The director or director advisor may at their option receive restricted stock units in lieu of restricted stock. Restricted stock units allow recipients to defer receipt of restricted shares.

(2)

All awards shall vest in three equal installments one, two and three years following the date of each grant, subject to continued service as a director or director advisor on the applicable vesting date.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS (CONTINUED)

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

A maximum of 10,000,000 shares are available for grant under the 2006 Equity Incentive Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of December 31, 2007 and 2006, options to purchase 4,030,126 and 4,600,000 shares of common stock at exercise prices ranging from $0.21 to $1.00 per share are outstanding under this Plan.

Employee Fixed Plan Options

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,268,830	$0.99	3,580,497	$1.24

Granted	650,000	$0.39	4,755,000	$0.82
Exercised	—	—	—	—
Forfeited	(882,374)	$0.68	(66,667)	$1.10
Expired	(470,831)	$.0.47	—	—
Outstanding at end of period	7,565,625	$0.93	8,268,830	$0.99
Exercisable at end of period	6,415,625	$0.95	3,438,097	$1.19

Outstanding
Weighted average remaining contractual term		5.45		5.9
Aggregate intrinsic value		$—		$—

Weighted average grant date fair value		$0.20		$0.17
Exercisable
Weighted average remaining contractual term		5.83		7.6
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS (CONTINUED)

During May 2007, the Company granted 400,000 options to an employee valued at $0.34 per share or $135,000. The options have an exercise price of $0.50 and vest over 24 months. The Company recognized expense of $45,067 in 2007. The employee resigned on August 3, 2007 and his options were therefore forfeited three months later on November 3, 2007 at which time the $45,067 prior expense was reversed. The remaining 482,374 options forfeited during the year were related to adjustments of the number of options vesting under the options granted to senior management in May 2006, as a result of semi-annual performance reviews.

In December 2007, the Company granted 250,000 options to employees. The options have an exercise price of $0.18 per share, the fair market value on the date of grant, vest immediately and expire in ten years. The Company recognized expense of $43,318 in 2007 related to the options.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Non-Plan Options

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,760,003	$1.67	8,910,003	$1.75

Granted	5,156,667	$0.15	—	—
Exercised	—	—	—	—
Forfeited	—	—	(150,000)	$3.00
Expired	(2,600,003)	$3.00	—	—
Outstanding at end of period	11,316,667	$0.69	8,760,003	$1.67

Exercisable at end of period	11,316,667	$0.69	8,760,003	$1.67

Outstanding
Weighted average remaining contractual term		6.15		5.5
Aggregate intrinsic value		$257,833		$—
Weighted average grant date fair value		$0.15		$—

Exercisable
Weighted average remaining contractual term		6.15		5.5
Aggregate intrinsic value		$257,833		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Options granted under the Employee Fixed Non-Plan Options in 2007 related to commissions paid to senior management related to the sale of intellectual property, assets and inventory of the robotic coating removal technology. During the years ended December 31, 2007 and 2006, respectively, the Company granted options to acquire 5,156,667 and -0- shares of common stock. The options vested immediately upon the closing of the UES sale and have exercise prices of $0.15 per share and expire in five years. The Company recorded an expense of $773,500 related to these options in 2007.

Non-Employee Fixed Non-Plan Options

	For the Year Ended December 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,995,000	$1.18
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	(500,000)	$1.00
Expired	—	—	—	—
Outstanding at end of period	5,495,000	$1.20	5,495,000	$1.20
Exercisable at end of period	5,495,000	$1.20	5,286,667	$1.20
Outstanding
Weighted average remaining contractual term		4.35		10.5
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$—		$—
Exercisable
Weighted average remaining contractual term		4.35		10.5
Aggregate intrinsic value		$—		$—

Warrants

Warrant Modification and New Warrants Issued in Connection with Debt Extinguishment in March 2007

In March 2007 a lender extended the maturity date of $1,000,000 convertible notes in exchange for, among other things, 2,000,000 new warrants and a reduction in the exercise price of 2,000,000 existing warrants to $0.48 from $1.25 per share. The new warrants were valued at a relative fair value of $323,256 (based upon a Black-Scholes fair value of $477,664 computed using a volatility of 120% (based on historical volatility), expected term of 5 years (based on the contractual term of these non-employee warrants), expected dividend rate of 0% and an interest rate of 4.46%) and recorded as a debt discount and additional paid-in capital. The modified warrants were valued at a relative fair value of $44,194 using a volatility of 144% (based on historical volatility), expected term of 4 years (based on the remaining contractual term of these non-employee warrants), expected dividend rate of 0% and an interest rate of 4.5%) and recorded as a debt discount and additional paid in capital.

Warrant Modification in Connection with Debt Extinguishment in October 2007

In October 2007 certain convertible debentures of $5,595,238 was partially paid down (see Note 6). In connection with the pay down the exercise price of 11,372,435 warrants was lowered to $0.15 from $0.47 per share and such modification is treated as a termination of the old warrants and grant of new warrants. The new warrants were valued at a fair value of $3,087,924 using a Black-Scholes option pricing model but only the relative fair value of $1,045,260 is recorded as debt discount and additional paid-in capital pursuant to APB 14.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

10.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrant Modification in Connection with Debt Extinguishment in October 2007

In October 2007 certain debt and accrued interest totaling $943,393 ($889,624 principal and $53,771 interest) was exchanged for new convertible debt (see Note 6). Among other consideration (see Note 6 and common stock issuance above) one of the lenders received a reduction in the exercise price of 4,000,000 warrants to $0.15 from $0.48 per share. The Company recorded the relative fair value of $184,835 as a debt discount and additional paid-in capital.

New Warrant Grants in Connection with new Debt

In connection with new loans of $355,000 in late December 2007 the Company issued 710,000 warrants with an exercise price of $0.15 for one half and $0.20 for one half of the warrants. The warrants expire in one year and are vested immediately. The fair value of the warrants was estimated at $88,020 using a Black-Scholes option pricing method with the following assumptions: volatility of 118% (based on historical volatility), expected term of 5 years (based on the contractual term for non-employee warrants), dividend rate of 0% and an interest rate of 3.45%. The $88,019 was recorded as additional paid-in capital and debt discount to be amortized over the debt term.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of December 31, 2007 is presented below:

Shares
Warrants issued for cash	2,329,080
Warrants issued for financing	36,902,664
Warrants issued for services	500,000
Warrants issued in settlement of lawsuit	225,000
Outstanding at December 31, 2007	39,956,744

11.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2007, the Company has net operating losses (NOL) of approximately $39,112,000. The NOL expires during the years 2013 to 2027. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $17,172,803 of net deferred tax assets at December 31, 2007 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

	Year ended December 31,
	2007	2006
Tax benefit at the United States statutory rate	$2,230,849	$2,093,937
State income tax and other	238,071	23,255
Valuation allowance	(2,468,920)	(2,117,192)

Income tax benefits	$—	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

11.

INCOME TAXES (CONTINUED)

Significant components of the Company’s deferred tax assets are as follow:

	Year ended December 31,
	2007	2006
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$445,087	$389,746
Net operating loss carry forwards	14,717,878	13,672,213
Losses on extinguishment of debt	1,037,660	—
Compensation related to equity instruments issued for services	972,178	641,924
Valuation allowance	(17,172,803)	(14,703,883)

Net deferred tax asset	$—	$—

12.

COMMITMENT AND CONTINGENCIES

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

13.

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

In 2005, the Company expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established three operating entities or

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

13.

OPERATING SEGMENTS (CONTINUED)

segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

Our operating entities are defined as follows:

•

Ecosphere Systems, Inc. (ESI) which we organized in April 2005 to operate our water filtration system business;

•

Ecosphere Envirobotic Solutions, Inc. (EESI), formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•

Ecosphere Energy Solutions, Inc. (EES) which we organized in November 2006. EES intends to own a one-third interest in Ecosphere Energy Services LLC, a Joint Venture, and has tested the application of our Ozonix™ process to recycle water used by the oil and gas industry.

The table below presents certain financial information by business segment for the year ended December 31, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$6,009,377	$—	$6,009,377	$—	$6,009,377
Interest expense and loss on extinguishment of debt	$—	$—	$—	$—	$(5,750,197)	$(5,750,197)
Depreciation and amortization	$(72,071)	$(24,344)	$—	$(96,405)	$(53,339)	$(149,744)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Non-cash compensation expense	$—	$—	$—	$—	$(1,297,796)	$(1,297,796)
Net Income (loss)	$(72,071)	$600,351	$(11,755)	$516,525	$(7,077,845)	$(6,561,320)

Segment fixed assets	$865,487	$23,944	$—	$889,431	$931,278	$1,820,709
Fixed asset additions (disposals) (net)	$(466,329)	$(694,010)	$—	$(1,160,339)	$236,374	$(923,965)
Total Assets	$260,552	$7,223	$148,881	$416,656	$1,018,686	$1,435,342

The table below presents certain financial information by business segment for the year ended December 31, 2006:

	Ecosphere Systems Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$234,000	$2,180,155	$—	$2,414,155	$—	$2,414,155
Interest expense	$—	$—-	$—	$—	$(2,060,368)	$(2,060,368)
Depreciation and amortization	$38,467	$97,383	$—	$135,850	$52,957	$188,807
Non-cash compensation expense	$—	$—	$—	$—	$520,692	$520,692
Segment fixed assets	$571,302	$1,478,469	$—	$2,049,771	$1,766,060	$3,815,831
Fixed asset additions	$517,220	$760,515	$—	$1,277,735	$5,372	$1,283,107

14.

MINORITY INTEREST

On May 10, 2007 the Company’s Board of Directors adopted a resolution terminating a Representation Agreement with an affiliate of a director of the Company ($30,000 per month and commissions) and transferred to the director, a 10% ownership of ESI, which as of the transfer date and as of December 31, 2007, had no revenue and a negative net worth. The Company fully funded the construction of the only asset of ESI, the mobile water filtration truck. The minority owner will share in any profits in ESI once they occur. Accordingly, the minority interest was zero at the agreement date. The Company will report on the results of operations once activity occurs in this entity.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

15.

CONCENTRATION OF RISK

During the year ended December 31, 2007, the Company had 91% of its sales, other than sales of intellectual property, derived from one customer. With the UES asset sale, the entity is no longer a customer. The 2007 revenue from sale of intellectual property of $5,259,370 was a non-recurring transaction to one customer.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2007. As of December 31, 2007, the Company’s bank balances exceeded FDIC amounts by approximately $258,000.

16.

RELATED PARTY TRANSACTIONS

•

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the year ended December 31, 2007, we paid $14,000 of principal on this note payable. The note bears interest of Prime +2% and as of December 31, 2007, unpaid interest of $17,298 is due under the note.

•

During the year ended December 31, 2007, the Company received funds from the issuance of convertible notes to the Chief Executive Officer and the Senior Vice President of Administration in the cumulative total amount of $620,000. As of December 31, 2007, $410,000 of such notes have been repaid. The remaining note bears interest of Prime +2% and as of December 31, 2007, unpaid interest of $3,406 is due under the note.

•

See Note 6 for other related party promissory notes.

17.

SIGNIFICANT TRANSACTION

•

On October 9, 2007 the Company sold the ship stripping and certain other assets of UES to Chariot Robotics LLC (“Chariot”) for cash of $6,200,000, and the assumption of a $1,400,000 note payable with a carrying value of $1,305,396, net of discount and approximately $135,000 of trade payables. As additional consideration, the Company received a five percent ownership interest in Chariot, LLC valued at $250,000 and paid the legal fees of the buyer by issuing shares of common stock. The UES patents relating to automobile and airplane stripping were not sold. The Company computed the revenue from sale of intellectual property as follows:

Cash proceeds	$6,200,000
Capital lease assumed by the buyer	1,305,396
Other liabilities assumed	135,000
5% Investment in Chariot, LLC	250,000
Settlement of other liabilities	26,040
Less: Carrying value of inventory, equipment and patents	(2,334,150)
Value of shares issued to pay buyer’s legal fees	(322,916)
Revenue from sale of intellectual property, net	$5,259,370

•

As part of the asset sale, the Company paid $250,000 of Chariot’s closing costs by issuing Chariot’s affiliates 1,041,666 shares of common stock valued at $0.24 per share with demand and piggyback registration rights. In addition, the Company incurred its own selling costs of approximately $500,000.

•

In order to sell the UES assets, the Company needed the consent of its senior convertible debenture holders. Prior to the sale, the Company entered into an Amendment and Waiver of the Securities Purchase Agreement with the holders of the debentures to repay $4,000,000 (which was paid in October 2007), and to reset the conversion price of the remaining notes (approximately $1,595,000) and the exercise price of all warrants to $0.15 in exchange for their consent to the UES asset sale. (See Note 6)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

17.

SIGNIFICANT TRANSACTION (CONTINUED)

•

Under the Management Compensation Adjustment Plan adopted in May 2006, the Company’s management team agreed to reduce salaries in exchange for options exercisable at $0.83 per share and commissions from a transaction like the UES sale. The members of the management team were entitled to receive $773,500 of commissions from the UES sale. On July 31, 2007, the board of directors granted management members options or restricted stock in lieu of cash, subject to vesting which occurred on October 9, 2007, when the UES asset sale closed. Based upon the elections of the management members, the Company has issued 5,156,667 five year options exercisable at $0.15 per share. The Company has recognized $773,500 in share-based compensation expense during the fourth quarter of 2007. (See Note 10)

•

With the closing of the UES asset sale, the $500,000 of convertible notes described in Note 6 and warrants issued to the holder had their conversion price and exercise price reduced to $0.15. In addition, the Company made a principal payment of $300,000.

•

With the closing of the UES sale, the Company also issued 200,000 shares to the holders of their 8% notes, 200,000 shares to the holders of their 12% notes, 157,637 shares to the Robotics Investment Group note holders, 50,000 shares to another note holder for exchange of old notes for new 10% one-year convertible notes with a conversion price of $0.15 per share.

18.

SUBSEQUENT EVENTS

•

Subsequent to December 31, 2007, note holders exchanged notes in default for new one year 10% convertible notes with a conversion rate of $0.15 per and with a total principal balance of $526,817. In addition to the new notes, holders received one share of common stock for every $1 of principal of the new notes. As a result, the Company issued 526,817 shares of common stock in connection with the conversions.

•

Subsequent to December 31, 2007, holders of certain convertible notes converted their notes into shares of common stock. The total principal balance converted amounted to $135,967 which was converted at $0.15 per share resulting in the issuance of 906,448 shares of common stock.

•

As of December 28, 2007, the Company entered into a 12% secured convertible line of credit agreement in the amount of $665,000 with a group of investors. The line of credit agreement documented the funding of $355,000 on December 31, 2007, as well as $255,000 through March 31, 2008. The line of credit is secured by the Company’s water filtration equipment in the Tactical Water Filtration Truck and another water filtration unit. The Company also issued two five year warrants for every $1 of principal, exercisable at $0.15 per share, in connection with the transaction. In addition, the Company issued five year warrants, with an exercise price of $0.15 per share, to an individual as a finder’s fee for introducing the Company to the investors. For each dollar funded up to $1,665,000, the Company will issue one warrant to the finder. The fair value of the warrants will be valued using the Black Scholes model with the resulting amount being capitalized as debt discount for lender warrants and debt issue costs for the finders fee warrants which will be amortized over the term of the debt.

•

Subsequent to December 31, 2007, the Company finalized a warrant and option exchange program. Under the program, certain holders of warrants or options with exercise prices between $0.45 and $5.00 per share were offered the opportunity to exchange those warrants or options, on a 4 for 10 basis, for three year options with an exercise price of $0.28 per share. Warrant and option holders retired 15,228,001 warrants and options in exchange for 6,087,200 new options. The fair value of the pre-exchange warrants and options and the new warrants and options will be valued on the exchange date using the Black- Scholes model with any resulting increase in value being expensed. If the fair market value of the new warrants is less than the fair market value of the pre-exchange warrants and options, no gain will be recognized.