Form 10-Q
period 2008-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2008-05-15
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ECOSPHERE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-25663	65-0841549
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, FL 34997

(Address of Principal Executive Office) (Zip Code)

(772) 287-4846

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of outstanding shares of the issuer’s common stock as of May 8, 2008, was 66,479,004
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

1

Condensed Consolidated Balance Sheets (Unaudited)

1

Condensed Consolidated Statements Of Operations (Unaudited)

2

Condensed Consolidated Statements Of Cash Flows (Unaudited)

3

Notes To Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.

Management’s Discussion And Analysis Of Financial Condition And
Results Of Operation

16

Item 3.

Qualitative And Quantitative Disclosures About Market Risk

20

Item 4.

Controls And Procedures

20

Item 4T.

Controls And Procedures

20

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

21

Item 2.

Unregistered Sales Of Equity Securities And Use Of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission Of Matters To A Vote Of Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

SIGNATURES

22

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.

ECSOPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets
Cash and equivalents	$9,356	$329,848
Accounts receivable	1,054	3,800
Inventories	166,392	162,601
Prepaid expenses and other current assets	165,749	117,685
Total current assets	342,551	613,934
Property and equipment, net	511,702	548,118
Patents, net	22,765	23,290
Debt issue costs, net	38,210	—
Investment	—	250,000
Total assets	$915,228	$1,435,342
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$908,541	$956,815
Accounts payable - related parties	40,416	32,994
Accrued liabilities	1,268,000	1,182,798
Capital lease obligations	34,238	34,238
Due to affiliate	2,000	2,000
Deferred revenue - related party	156,000	156,000
Notes payable – related parties – current portion	366,000	476,000
Notes payable – third parties (net of discount) – current portion	1,992,291	1,842,555
Total current liabilities	4,767,486	4,683,400
Capital lease obligations – less current portion	43,838	51,970
Notes payable to third parties (net of discount) – less current portion	414,188	285,983
Total Liabilities	5,225,512	5,021,353
Redeemable convertible cumulative preferred stock series A	1,137,869	1,129,431
11 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,137,869 at March 31, 2008)
Redeemable convertible cumulative preferred stock series B	2,729,488	2,728,364
484 shares authorized; 425 and 429 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,729,488 at March 31, 2008)
Commitments and Contingencies (Note 12)
Stockholders’ Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 66,376,428 and 63,927,180 shares issued and outstanding, respectively	663,759	639,266
Common stock issuable, $0.01 par value, 71,858 issuable	719	2,978
Additional paid-in capital	46,072,904	45,214,073
Accumulated deficit	(54,915,023)	(53,300,123)
Total stockholders’ deficit	(8,177,641)	(7,443,806)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$915,228	$1,435,342

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended March 31,
	2008	2007
Revenues	$1,020	$48,087

Cost of revenues	—	94,075

Gross profit (Loss)	1,020	(45,988)

Operating expenses
Selling, general and administrative	796,179	1,358,687
Total operating expenses	796,179	1,358,687

Loss from operations	(795,159)	(1,404,675)

Other income (expense):
Loss on conversion	(31,610)	—
Interest expense	(788,130)	(672,073)
Total other income (expense)	(819,740)	(672,073)

Net loss	(1,614,899)	(2,076,748)

Preferred stock dividends	(35,251)	(36,063)

Net loss applicable to common stock	$(1,650,150)	$(2,112,811)

Net loss per common share applicable to common stock	$(0.03)	$(0.04)
(basic and diluted)
Weighted average number of common shares outstanding	65,627,282	57,754,306

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(1,614,899)	$(2,076,748)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	37,152	96,606
Amortization of debt issue costs	12,736	—
Accretion of discount on notes payable	660,696	386,556
Loss on conversion of accrued interest and accounts payable to stock	31,612	—
Non-cash compensation expense	—	148,902
Warrants issued for services	7,161	—
Common stock issued for services	—	25,563
Option/warrant exchange program expense	15,679	—

Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	2,746	(55,039)
(Increase) in inventories	(3,791)	(171,099)
(Increase) decrease in prepaid expenses and other current assets	(64)	(64,942)
Increase (decrease) accounts payable	(33,275)	293,288
Increase (decrease) accounts payable – related parties	7,422	(17,705)
(Decrease) increase in accrued expenses	175,922	(74,276)
Net cash used in operating activities	(700,903)	(1,508,894)

INVESTING ACTIVITIES:
Proceeds from sale of investment	250,000	—
Purchase of property and equipment	(211)	(32,794)
Net cash provided by (used in) investing activities	249,789	(32,794)

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	255,000	—
Repayments of notes payable	(6,246)	(91,967)
Repayments of notes payable to related parties	(110,000)	(6,000)
Principal payments on capital leases	(8,132)	(212,518)
Net cash provided by (used in) financing activities	130,622	(310,485)
Net (decrease) increase in cash	(320,492)	(1,852,173)

Cash, beginning of period	329,848	1,989,758

Cash, end of period	$9,356	$137,585

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Three Months Ended March 31,
	2008	2007
Cash paid for interest	$30,773	$114,809
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$35,251	$36,063
Beneficial conversion features of covertible notes and debentures	$540,193	$—
Commn stock issued for services	$55,161	$177,228
Common stock issued for debt issue costs	$50,946	$—
Conversion of convertible notes payable to common stock	$136,147	$—
Common stock issued as payment of accrued interest	$45,889	$—
Common stock issued in payment of services or accounts payable	$15,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$25,689	$75,000

Purchase of equipment financed with capital lease and common stock	$—	$1,997,015
Conversion of accrued interest to notes payable	$44,831	$—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”). Ecosphere’s mission is to become a globally branded company known for developing and introducing patented innovative clean technologies to the world marketplace. We invent, patent, develop and expect to license and/or sell clean technologies with the potential for practical, economical and sustainable applications across industries throughout the world. In addition, if we obtain sufficient capital, we may acquire other patents which are not being exploited, develop the products and/or services, initiate the commercialization and then seek to license and/or sell the patents to large companies.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), and Ecosphere Energy Solutions, Inc. (“EES”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. It has been inactive since October 9, 2007. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process.

In connection with the sale of certain intellectual property and assets of UES in October 2007, the Company obtained a 5% interest in Chariot Robotics, Inc. This interest had been recorded as an investment at December 31, 2007 in the amount of $250,000. In January 2008, the Company sold its 5% interest in Chariot Robotics, Inc. for $250,000.

At March 31, 2008, inventory of $166,392 consisted of the cost to date for building a prototype Ozonix TM unit.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the valuation on depreciable lives, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2008, the Company incurred net losses applicable to common stock of approximately $1.6 million and used cash in operations of $700,903. At March 31, 2008, the Company had a working capital deficiency of approximately $4.4 million, a stockholders’ deficit of approximately $8.2 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of March 31, 2008. The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity. In addition, subsequent to March 31, 2008, the Company signed a letter of intent for a funding transaction (See Note 13). As a result of limited liquidity, the Company’s management has temporarily deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

3.

NOTES PAYABLE

During the three months ended March 31, 2008, the Company issued note agreements for an additional $255,000 of convertible debt under a secured convertible line of credit facility with a group of investors. The notes bear interest of 12% and are convertible into common stock of the Company at a conversion rate of $0.15 per share. In addition, note holders received two warrants to purchase shares of common stock of the Company for every one dollar of note principal. The warrants are exercisable for five years at $0.15 per share. The warrants were valued using the Black-Scholes method using a volatility of between 92.5% and 118%, an expected term of five years and a discount rate of between 2.23% and 3.45%. The Company recorded a debt discount in the amount of $43,857 related to the value of the warrants. In addition, the Company recorded a debt discount related to the embedded conversion feature in the amount of $18,826. As of March 31, 2008, unamortized discount related to these notes amounted to $53,640.

During the three months ended March 31, 2008, convertible notes with an aggregate principal balance of $136,147 were converted into 973,116 shares of the Company’s common stock. As a result the Company recognized additional interest expense of $110,934 representing the unamortized debt discount on the dates of conversion.

Notes of $481,986 and accrued interest of $44,831 were renewed through the issuance of $526,817 of new convertible notes bearing 10% interest and a conversion rate of $0.15 per share during the three months ended March 31, 2008.  In addition, note holders received one share of common stock for every one dollar of principal of the new convertible notes. As such, the Company issued 526,817 shares of common stock. The Company recorded a debt discount in the amount of $98,563 related to the relative fair market value of the common stock, valued at the market price on the date of renewal. In addition the Company recorded a debt discount in the amount of $380,817 related to the embedded conversion feature of the new convertible notes. As of March 31, 2008, unamortized discounts related to these convertible notes amounted to $351,888.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

3.

NOTES PAYABLE (CONTINUED)

During the three months ended March 31, 2008, the Company repaid $110,000 of notes to related parties.  As of March 31, 2008, $266,000 of notes to related parties are in default.

As of March 31, 2008, $225,000 of other notes payable are in default.

4.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of March 31, 2008 and December 31, 2007, there were nine shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 6,000 common shares. Accrued dividends totaled $912,869 and $904,431 on March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of March 31, 2008 and December 31, 2007, there were 425 and 429 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,666,988 and $1,655,864 on March 31, 2008 and December 31, 2007, respectively. During the three months ended ended March 31, 2008, one holder converted a total of 4 shares of Series B preferred stock into 3,336 shares of common stock.

5.

COMMON STOCK

The Company is authorized to issue up to 150,000,000 shares of its $0.01 par value common stock as of March 31, 2008.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2008 included the following:

Shares Issued for Services

a)

200,000 shares of common stock with a value of $48,000, based upon the quoted trading price of $0.24 per share, were issued in exchange for services.  The services, valued at $48,000, were recorded as a prepaid expense and will be amortized over the one year service period.

Shares Issued for Accrued Interest

b)

248,216 shares of common stock with a value of $69,500, based upon the quoted trading price of $0.28 per share, were issued in payment of $45,886 of accrued interest on debentures resulting in a loss on conversion of $23,610.

Shares Issued in Exchange for Accounts Payable

c)

100,000 shares of common stock valued at $23,000 based upon the quoted trading price of $0.23 on the settlement date were issued for $15,000 of accounts payable resulting in a loss on conversion of $8,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

5.

COMMON STOCK (CONTINUED)

Shares Issued as Inducement to Renew Promissory Notes

d)

526,817 shares of common stock with a relative fair market value of $98,563 were issued as inducement for note holders to sign new convertible note agreements.

Shares Issued Upon Conversion of Convertible Notes

e)

973,116 shares of common stock were issued to convert $136,147 of convertible notes payable.

Share Issued Upon Conversion of Convertible Preferred Stock

f)

3,336 shares of common stock were issued upon the conversion of 4 shares of Series B Preferred Stock.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $18,497 and $98,896 for the three months ended March 31, 2008 and 2007, respectively. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2008:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2008	441,960	$0.44
Granted	—	$—
Vested	(100,000)	$0.31
Forfeited	—	$—

Unvested at March 31, 2008	341,960	$0.47

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2008 was $80,000 which is expected to be recognized over a weighted average period of approximately 1 year.

6.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 80,577,094 shares of common stock at March 31, 2008) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions for options and warrants issued in the following periods:

	For the Three Months Ended March 31,
	2008	2007
Expected volatility	114%	117%
Expected lives	2.53	5 yrs.
Risk-free interest rate	2.49%	3.58%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2007 is based on historical volatility for the expected term or such shorter period as the stock has been traded, as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.  Options granted and options forfeited during the three months ended March 31, 2008 relate to the warrant and option exchange program whereby old options were exchanged on a 4 for 10 basis for new three year options with an exercise price of $0.28 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Fixed Plan Options

	For the Three Months Ended March 31, 2008		For the Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,565,625	$0.93	8,268,830	$1.00

Granted	1,058,000	$0.28	—	—
Exercised	—	—	—	—
Forfeited	(2,646,999)	$1.14	—	$—
Expired	—	—	—	—
Outstanding at end of period	5,976,626	$0.76	8,268,830	$1.00
Exercisable at end of period	4,764,126	$0.74	3,438,097	$1.19

Outstanding
Weighted average remaining contractual term		4.06		5.7
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$0.20		$—

Exercisable
Weighted average remaining contractual term		4.31		7.4
Aggregate intrinsic value		$—		$—

Employee Fixed Non-Plan Options

	For the Three Months Ended March 31, 2008		For the Three Months Ended March 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,316,667	$0.69	8,760,003	$1.67

Granted	920,000	$0.28	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(2,300,000)	$1.33	—	—
Outstanding at end of period	9,936,667	$0.52	8,760,003	$1.67
Exercisable at end of period	9,936,667	$0.52	8,760,003	$1.67

Outstanding
Weighted average remaining contractual term		5.77		5.3
Aggregate intrinsic value		$206,276		$—
Weighted average grant date fair value		$0.15		$—

Exercisable
Weighted average remaining contractual term		5.77		5.3
Aggregate intrinsic value		$206,267		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Fixed Non-Plan Options

	For the Three Months Ended December 31, 2007		For the Year Ended December 31, 2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,495,000	$1.20

Granted	1,618,000	$0.28	—	—
Exercised	—	—	—	—
Forfeited	(4,045,000)	$1.23	—	—
Expired	—	—	—	—
Outstanding at end of period	3,068,000	$0.63	5,495,000	$1.20
Exercisable at end of period	3,068,000	$0.63	5,495,000	$1.20

Outstanding
Weighted average remaining contractual term		2.53		5.2
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$—		$—

Exercisable
Weighted average remaining contractual term		2.53		5.1
Aggregate intrinsic value		$—		$—

Warrants

In connection with the Company’s warrant and option exchange program, the Company issued new three year warrants to purchase 2,491,200 shares of common stock for an exercise price of $0.28 per share in exchange for the forfeiture of 6,228,001 warrants to purchase share of common stock.  The weighted average exercise price of the warrants forfeited was $0.96 and the weighted average remaining life of those warrants was 2.02 years.  The fair market value of the new warrants calculated with the Black-Scholes method using a volatility of 124%, an expected life of 3 years and a discount rate of 2.27% resulted in an aggregate fair market value of  $15,679 for those warrants/options where the new option value exceeded the old value.  As such, the Company recorded $15,679 in expense during the three months ended March 31, 2008.

Warrants to purchase 510,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with new convertible notes.  In addition, the exercise price of 365,000 warrants issued in connection with a previous financing were modified from $0.20 per share to $0.15 per share resulting in an additional debt discount of $979.

Warrants to purchase 100,000 shares of common stock with an exercise price of $0.25 per share and a five year term were issued to a consultant.  The warrants are exercisable 50% immediately and the remainder are exercisable on July 31, 2008.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 98.3%, an expected term of 5 years and a discount rate of 2.69%.  The fair market value, $7,161 was recorded as a prepaid expense and expensed in Q1 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

Warrants to purchase 610,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued to an individual as a finders fee in connection with the $355,000 convertible notes issued in 2007 and the $255,000 of convertible notes issued during the three months ended March 31, 2008.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 94.9%, an expected term of 5 years and a discount rate of 2.36%.  The fair market value, $50,946 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of March 31, 2008 is presented below:

Shares
Warrants issued for cash	2,329,080
Warrants issued for financing	33,810,863
Warrants issued for services	1,210,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at March 31, 2008	37,439,943

8.

INCOME TAXES

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2002. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

9.

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

In 2005, the Company expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established three operating entities or segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

9.

OPERATING SEGMENTS (CONTINUED)

Our operating entities are defined as follows:

•

Ecosphere Systems, Inc. (ESI) which we organized in April 2005 to operate our water filtration system business;

•

Ecosphere Envirobotic Solutions, Inc. (EESI), formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•

Ecosphere Energy Solutions, Inc. (EES) which we organized in November 2006. EES owns our  Ozonix TM  technology.

The table below presents certain financial information by business segment for the three months ended March 31, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$1,020	$—	$1,020	$—	$1,020
Interest expense and amortization of debt discount	$—	$—	$—	$—	$(788,130)	$(788,130)
Depreciation and amortization	$(17,409)	$(486)	$—	$(17,895)	$(18,732)	$(36,627)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(17,409)	$534	$(4,573)	$(21,448)	$(1,592,093)	$(1,614,899)

Segment fixed assets	$865,487	$24,155	$—	$889,642	$931,278	$1,820,920
Fixed asset additions (disposals) (net)	$—	$211	$—	$211	$—	$211
Total Assets	$243,143	$23,669	$166,477	$433,289	$315,462	$748,751

The table below presents certain financial information by business segment for the three months ended March 31, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$48,087	$—	$48,087	$—	$48,087
Interest expense	$—	$—	$—	$—	$(672,073)	$(672,073)
Depreciation and amortization	$28,565	$62,364	$—	$90,929	$5,677	$96,606
Non-cash compensation expense	$—	$—	$—	$—	$148,902	$148,902

Segment assets	$470,469	$2,802,301	$—	$3,272,701	$1,270,822	$4,543,592
Fixed asset additions	$—	$2,100,000	$—	$2,100,000	$139,809	$2,239,809

10.

SALE OF INVESTMENT

In January 2008, the Company sold its 5% interest in Chariot Robotics, LLC for $250,000,  the carrying value of the investment.  This investment was acquired in connection with the Company’s sale of intellectual property, assets and inventory in October 2007.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

11.

RELATED PARTY TRANSACTIONS

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the year ended December 31, 2007, we paid $14,000 of principal on this note payable.  The note bears interest of Prime +2% and as of March 31, 2008, unpaid interest of $17,832 is due under the note.

As of December 31, 2007, the Company had convertible notes due to the Chief Executive Officer and the Senior Vice President of Administration in the amount of $210,000.  During the three months ended March 31, 2008, the Company repaid $110,000.  The remaining note bears interest of Prime +2% and as of March 31, 2008, unpaid interest of $6,850 is due under the note.

Unsecured notes payable to Director, interest at prime plus 2% (7.25% at March 31, 2008).  Effective January 1, 2007, the Company and Director modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to Director (this $240,000 note, plus accrued interest and commissions earned, totaling $346,342) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. The March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 payments have not been made and the note is in default as of March 31, 2008.

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

On August 3, 2007, Mr. Gordon Goodman, then President of ESI, the Company’s 90%-owned subsidiary, terminated his employment agreement for “good reason.” Under this agreement, he was to receive an annual salary of $165,000 per year. The agreement was entered into in May 2007 and was for a two-year term. Mr. Goodman may claim the payment of his salary for the remainder of the contract period. The Company’s position is that Mr. Goodman breached his employment agreement and believes that he will not prevail if he institutes an arbitration proceeding.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

13.

SUBSEQUENT EVENTS

•

Subsequent to March 31, 2008, the Company executed a letter of intent for a 90 day Pilot Program with a major oil and gas drilling company in the Barnett Shale area of Texas.  Under the letter of intent, the Company is to provide a water filtration unit, which includes the Ecosphere Ozonix™ process, to recycle frac flowback water at a water recycling center in the Barnett Shale area of Texas operated by the oil and gas drilling company. The Pilot Program is to start on July 1, 2008.  During the 90 day test period, the Company will be paid a prescribed fee for each barrel of frac flowback water processed.

•

On April 24, 2008, the Company signed a non-binding  letter of intent with Bledsoe Capital Group which outlines two agreements, one agreement which is a sale, to Bledsoe Capital Group, of the Company’s non- Ecosphere Ozonix™ water filtration technology,  plus the Ecos Lifelink and Power Cube technologies and related assets, and another agreement which will provide funding for building and deploying the initial water filtration units, which will employ the Ecosphere Ozonix™ process, for use in  the Barnett Shale of Texas.  The sale price for the sale of the intellectual property and the assets is $5 million, of which the Company will receive approximately $4.6 million after repaying its manufacturing partner and bearing the cost of building a prototype of the Ecos Lifelink system.  In addition, the Company will provide the manufacturing of future units using these technologies and will receive a 10% royalty on sales of the units.

Under the financing agreement, Bledsoe Capital Group will provide an initial $1 million of funding in the form of a secured one-year convertible note bearing interest of 10%  and convertible into common stock at the rate of $0.15 per share.  This funding will enable the Company to build the initial water filtration unit, which will utilize the Ecosphere Ozonix™ process, to be used in the 90 day Pilot Program with a large oil and gas drilling company in Texas to process frac flowback water at a water recycling center operated by the oil and gas drilling company.  If the Company signs a definitive agreement with the oil and gas drilling company, Bledsoe Capital Group has agreed to lend up to an additional $4 million to build additional water filtration units for deployment at the Texas water recycling center.  The deadline to close the financing agreement is May 15, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Ecosphere completed a significant technology transfer event on October 9, 2007 resulting in the first major sale of an Ecosphere developed technology. Ecosphere sold the intellectual property and the related fixed assets and inventory of its robotic coating removal technology with applications for the marine industry and above ground storage tanks, to a private equity fund for $6,200,000 cash, assumption of $1,535,000 of liabilities and a 5% interest in the new company, valued at $250,000. The UES asset sale resulted in a reduction of Ecosphere’s overhead. Additionally, Ecosphere achieved debt restructuring and reduction of its debt. The robotic coating removal technology sale is Ecosphere’s first major sale of technology. The additional fully-developed technologies, as well as those that require additional development, are the result of research and development expenditures by Ecosphere over approximately eight years. Those expenditures are required to be reflected as operating expenses on the Company’s consolidated financial statements. Our patents and other proprietary technology described above are the result of the over $53 million expended since our inception.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The following is a list of the Company’s existing intellectual property estate:

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

RESULTS OF OPERATIONS

The Company’s net loss decreased $461,849 during the three months ended March 31, 2008 when compared to the three months ended March 31, 2007. The primary reasons for this decrease was lower selling, general and administrative costs resulting from the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and cost reduction measures taken by the Company as the Company previously forecasted.

Revenues

Revenues were $1,020 for the three months ended March 31, 2008 as compared to $48,087 for the three months ended March 31, 2007. The decrease resulted from the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and the Company’s focus on refining the Ecosphere Ozonix™ process and identifying the best markets for that process.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 were $796,179 compared to $1,358,687 for the three months ended March 31, 2007. This decrease resulted from a reduction in salaries and wages of $122,000 resulting from the sale of the robotic ship stripping technology, a reduction of stock option expense of $149,000, a decline in travel expenses of $33,000 and reduced insurance costs of $62,000.  In addition, as part of the Company’s cost reduction efforts in 2008, the Company reduced its professional fees $54,000 and fees paid to consultants $75,000.

Loss From Operations

Loss from operations for the three months ended March 31, 2008 was $795,159 compared to a loss of  $1,404,675 for the three months ended March 31, 2007. The decrease in loss from operations in 2008 versus 2007 was due to the reduction of operating expenses.

Interest Expense

Interest expense was $788,130 and $672,073 for the three months ended March 31, 2008 and 2007, respectively. Of the 2008 amounts, approximately $664,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash) and $135,000 actual and accrued interest associated with the notes payable. Of the 2007 amounts, approximately $387,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), $235,000 actual and accrued interest associated with the notes payable and $50,000 for a one time loan renewal fee.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Preferred Stock Dividends

Preferred stock dividends were $35,251 for the three months ended March 31, 2008 and $36,063 for the three months ended March 31, 2007. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a significant number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $1,650,150 for the three months ended March 31, 2008, compared to a net loss of $2,112,811 for the three months ended March 31, 2007. Net loss per common share was $0.03 for the three months ended March 31, 2008 as compared to a net loss per common share of $0.04 for the three months ended March 31, 2007. The primary cause of the decrease in net loss applicable to common stock is the reduced operating expenses in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $700,903 for the three months ended March 31, 2008, compared to $1,508,894 for the three months ended March 31, 2007.  This decrease in cash used relates to the reduction of operating expenses as previously described.

The Company's net cash provided by investing activities was $249,789 for the three months ended March 31, 2008 compared to net cash used in investing activities of $32,794 for the three months ended March 31, 2007. The cash provided in 2008 resulted from the Company’s sale of its 5% investment in Chariot Robotics, LLC for $250,000 in January 2008.

The Company’s net cash provided by financing activities was $130,622 for the three months ended March 31, 2008 compared to net cash used in financing activities of $310,485 for the three months ended March 31, 2007.  The increase was the result of proceeds from new convertible notes of $255,000 which was partially offset by repayments of notes due to related parties of $110,000.

As of the date of this Report, the Company has approximately $303,000 in cash. It is meeting its working capital needs by relying upon short term financing arrangements with a group of investors.

Subsequent to March 31, 2008, the Company executed a letter of intent for a 90 day Pilot Program with an oil and gas drilling company in the Barnett Shale area of Texas.  Under the letter of intent, the Company is to provide a water filtration unit, which includes the Ecosphere Ozonix™ process to recycle frac flowback water at a water recycling center in Texas operated by the oil and gas drilling company. The Pilot Program is to start on July 1, 2008.  During the 90 day test period, the Company will be paid a prescribed fee for each barrel of frac flowback water processed.

The Company is focusing on raising the necessary capital to produce the unit for the Pilot Program.  Currently, the Company has two financing solutions available.  The first solution is with Bledsoe Capital Group as described in the paragraphs below.

On April 24, 2008, the Company executed a non-binding letter of intent with Bledsoe Capital Group which outlines two agreements, one agreement which is a sale of the Company’s non- Ecosphere Ozonix™ water filtration technology, plus the Ecos Lifelink and Power Cube technologies and related assets, and another agreement which will provide funding for building and deploying the initial water filtration units, which will employ the Ecosphere Ozonix™ process for use in  the Barnett Shale area of Texas.  The sale price for the sale of the intellectual property and the assets is $5 million, of which the Company will receive approximately $4.6 million after repaying its manufacturing partner and bearing the cost of building a prototype of the Ecos Lifelink system.  In addition, the Company will provide the manufacturing of future units using these technologies and will receive a 10% royalty on sales of the units.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Under the financing agreement, Bledsoe Capital Group will provide an initial $1 million of funding in the form of a short term convertible note bearing interest of 10%, and convertible in common stock at the rate of $0.15 per share.  This funding will enable the Company to build the initial water filtration unit, which will utilize the Ecosphere Ozonix™ process, to be used in the 90 day Pilot Program with a large oil and gas drilling company in the Barnett Shale area of Texas to process frac flowback water at a water recycling center operated by the oil and gas drilling company.  Upon the signing of a definitive agreement with the oil and gas drilling company, the letter of intent prescribes that Bledsoe Capital Group will lend up to an additional $4 million to build additional water filtration units for deployment at the Texas water recycling center.  The Bledsoe Capital Group letter of intent expires on May 15, 2008.  The parties have been negotiating definitive agreements in good faith, and the Company expects it will close the financing.

Alternatively, the Company has raised an additional $560,000 since March 31, 2008 and has oral commitments for approximately $1,000,000.  All the funds have been provided under a Secured Line of Credit Agreement.  The Company intends to use these borrowed funds for working capital and, if necessary, to support the Ozonix™ unit for the Pilot Program.

Obligations are being met on a month-to-month basis as cash becomes available.  There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations.  The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development.  As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt.  The Company is currently focused on the frac flowback water recycling opportunity in the Barnett Shale area of Texas.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to build and deploy the Company’s water filtration units, retire existing trade liabilities and redeemable preferred stock and to pay other operating expenses.

RELATED PERSON TRANSACTIONS

During the three months ended March 31, 2008, the Company repaid $110,000 of notes due to its Chief Executive Officer and the Vice President of Administration.  As of March 31, 2008, the remaining principal balance due on the notes amounted to $100,000. The note bears interest of Prime + 2%.  As of March 31, 2008, unpaid accrued interest on the note amounted $6,850.

Principal Accounting Estimates

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its most subjective accounting estimation process for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The accounting estimate is discussed below. This estimate involves certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option an warrant at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 7 to the unaudited condensed consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our closing the definitive agreements with Bledsoe Capital Group, receipt of the balance funds under a Secured Line of Credit Agreement and successful completion of the Pilot Program are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to resolve contractual issues with Bledsoe Capital Group, internal issues relating to the energy company and the results of the Pilot Program and the condition of the capital and financial markets.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007.

Item 3.

Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2008, the Company made no changes in the control procedures related to financial reporting.  However, with the resignation of the Company’s Chief Financial Officer in February 2008, the Company replaced the Chief Financial Officer with an experienced team of consulting and accounting professionals.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

Not applicable

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.

Defaults Upon Senior Securities.

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.

Other Information.

Not applicable

Item 6.

Exhibits.

(a)

Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Secured Line of Credit Agreement (2)
10.2	Form of Stock Option Agreement in Warrant/Option Exchange Offer (2)
31.1	Certification of Principal Executive Officer (Section 302)
31.2	Certification of Principal Financial Officer (Section 302)
32.1	Certification of Principal Executive Officer (Section 906)
32.2	Certification of Principal Executive Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-KSB filed on April 15, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 15, 2008	/s/ DENNIS MCGUIRE
Dennis McGuire
President and Chief Executive Officer (Principal Executive Officer)

May 15, 2008	/s/ ADRIAN GOLDFARB
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)

22