Form 10-Q
period 2008-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2008-08-14
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

ECOSPHERE TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-25663	20-3502861
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

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
The number of outstanding shares of the issuer’s common stock as of August 8, 2008, was 71,932,278
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.		Yes		No

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

1

Condensed Consolidated Balance Sheets (Unaudited)

1

Condensed Consolidated Statements Of Operations (Unaudited)

2

Condensed Consolidated Statements Of Cash Flows (Unaudited)

3

Notes To Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

24

Item 3.     Qualitative and Quantitative Disclosures about Market Risk

29

Item 4.     Controls and Procedures

29

Item 4T.  Controls and Procedures

29

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

30

Item 1A.  Risk Factors.

30

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

30

Item 3.     Defaults Upon Senior Securities.

32

Item 4.     Submission of Matters to a Vote of Security Holders.

32

Item 5.     Other Information.

32

Item 6.     Exhibits.

32

SIGNATURES

33

PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and equivalents	$980,549	$329,848
Accounts receivable	1,054	3,800
Inventories	162,601	162,601
Prepaid expenses and other current assets	330,673	117,685
Total current assets	1,474,877	613,934
Property and equipment, net	490,413	548,118
Construction in progress	671,529
Patents, net	22,240	23,290
Debt issue costs, net	511,763	—
Investment	—	250,000
Total assets	$3,170,822	$1,435,342
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$878,935	$956,815
Accounts payable - related parties	3,608	32,994
Accrued liabilities	1,350,685	1,182,798
Capital lease obligations	38,461	34,238
Due to affiliate	2,000	2,000
Deferred revenue - related party	156,000	156,000
Notes payable – related parties (net of discount) – current portion	587,287	476,000
Notes payable – third parties (net of discount) – current portion	3,172,060	1,842,555
Total current liabilities	6,189,036	4,683,400
Capital lease obligations – less current portion	29,085	51,970
Notes payable - related parties - less current portion	196,017	-
Notes payable to third parties (net of discount) – less current portion	517,972	285,983
Total Liabilities	6,932,110	5,021,353
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,146,306 at June 30, 2008)	1,146,306	1,129,431
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 424 and 429 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,749,565 at June 30, 2008)	2,749,565	2,728,364
Commitments and Contingencies (Note 11)
Stockholders’ Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 70,341,709 and 63,927,180 shares issued and outstanding, respectively	703,412	639,266
Common stock issuable, $0.01 par value, 833,333 and 297,763 issuable at June 30, 2008 and December 31, 2007, respectively	8,333	2,978
Additional paid-in capital	49,693,524	45,214,073
Accumulated deficit	(58,062,428)	(53,300,123)
Total stockholders’ deficit	(7,657,159)	(7,443,806)
Total liabilities, redeemable convertible cumulative preferred stock,
and stockholders’ deficit	$3,170,822	$1,435,342

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$—	$613,713	$1,020	$661,800

Cost of revenues	—	760,765	—	854,840

Gross profit (loss)	—	(147,052)	1,020	(193,040)

Operating expenses
Selling, general and administrative	1,555,110	1,211,450	2,335,610	2,570,137
	1,555,110	1,211,450	2,335,610	2,570,137

Loss from operations	(1,555,110)	(1,358,502)	(2,334,590)	(2,763,177)

Other income (expense):
Other income (loss)	2,258	11,660	(13,421)	11,660
Loss on conversion	(14,838)	—	(46,448)	—
Interest expense	(1,579,714)	(731,845)	(2,367,844)	(1,403,918)
Total other income (expense)	(1,592,294)	(720,185)	(2,427,713)	(1,392,258)

Net loss	(3,147,404)	(2,078,687)	(4,762,303)	(4,155,435)

Preferred stock dividends	(35,000)	(35,330)	(70,251)	(71,892)

Net loss applicable to common stock	$(3,182,404)	$(2,114,017)	$(4,832,554)	$(4,227,327)

Net loss per common share applicable to common stock (basic and diluted)
	$(0.05)	$(0.04)	$(0.07)	$(0.07)

Weighted average number of common shares outstanding	67,897,215	59,776,723	66,762,249	58,181,388

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(4,762,303)	$(4,155,435)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	75,057	184,975
Amortization of debt issue costs	159,654	—
Amortization of prepaid expenses	120,985	—
Accretion of discount on notes payable	1,975,631	855,700
Loss on conversion of accrued interest and accounts payable to stock	46,450	—
Loss on sale of equipment	—	80,903
Non-cash compensation expense	738,557	243,577
Warrants issued for services	7,161	—
Common stock issued for services	—	25,563
Option/warrant exchange program expense	15,679	—

Changes in operating assets and liabilities	-
Decrease (increase) in accounts receivable	2,746	(231,972)
(Increase) in inventories	—	(56,580)
(Increase) decrease in prepaid expenses and other current assets	(247,879)	82,831
Increase in debt issue costs and other non-current assets	(146,450)	—
Increase (decrease) accounts payable	(62,880)	511,410
Increase (decrease) accounts payable – related parties	(3,266)	(13,126)
(Decrease) increase in accrued expenses	381,478	471,258
Net cash used in operating activities	(1,699,380)	(2,000,896)
INVESTING ACTIVITIES:
Proceeds from sale of investment	250,000	—
Construction in process purchases	(671,529)	—
Proceeds from sale of equipment	—	610,000
Purchase of property and equipment	(17,352)	(246,512)
Net cash (used in) provided by investing activities	(438,881)	363,488
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	3,060,000	—
Repayments of notes payable	(11,296)	(123,169)
Repayments of notes payable to related parties	(241,080)	(14,000)
Principal payments on capital leases	(18,662)	(215,059)
Net cash provided by (used in) financing activities	2,788,962	(352,228)
Net increase (decrease) in cash	650,701	(1,989,636)
Cash, beginning of period	329,848	1,989,758
Cash, end of period	$980,549	$122

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION
	For The Six Months Ended
	June 30,
	2008	2007
Cash paid for interest	$42,268	$114,809
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$70,251	$36,063
Beneficial conversion features of convertible notes and debentures	$540,193	$—
Common stock issued for services	$55,161	$177,228
Common stock issued for debt issue costs	$523,017	$—
Conversion of convertible notes payable to common stock	$136,147	$—
Common stock issued as payment of accrued interest	$67,471	$—
Common stock issued in payment of services or accounts payable	$15,000	$—
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$32,174	$75,000
Purchase of equipment financed with capital lease and common stock	$—	$1,997,015
Conversion of accrued interest to notes payable	$184,214	$—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

1.

NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated under the name UltraStrip Systems, Inc. in April 1998 in Florida. We reincorporated on September 8, 2006 in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”). Ecosphere’s mission is to become a globally branded company known for developing and introducing patented innovative clean technologies to the world marketplace. We invent, patent, develop and expect to license and/or sell clean technologies with the potential for practical, economical and sustainable applications across industries throughout the world. Ecosphere has an extensive portfolio of patented clean technologies that can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. In addition, if we obtain sufficient capital, we may acquire other patents which are not being exploited, develop the products and/or services, initiate the commercialization and then seek to license and/or sell the patents to large companies.

Ecosphere is a diversified water engineering and services company primarily focused on the natural gas industry.  The Company’s business model is to provide water recycling services at the well site and to provide clean water for energy companies to extract natural gas from unconventional shale plays.

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

At June 30, 2008, inventory consists of the cost to date, $162,601 of the original Ozonix™ unit which was built for testing in the Barnett Shale of Texas.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

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

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2008, the Company incurred net losses applicable to common stock of approximately $4.8 million, and used cash in operations of approximately $1.7 million.  At June 30, 2008, the Company had a working capital deficiency of approximately $4.7 million, a stockholders’ deficit of approximately $7.7 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of June 30, 2008. The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity. In addition, the Company has entered into an Agreement to sell a 49% interest in its LifeLink and Ecos PowerCube technologies and received a $250,000 deposit (See Note 12).  As a result of limited liquidity, the Company’s management has temporarily deferred some of its compensation to conserve cash resources. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.

NOTES PAYABLE

During the three months ended March 31, 2008, the Company borrowed an additional $255,000 of convertible debt under a secured convertible line of credit facility with a group of investors. The notes bear interest of 12% and are convertible into common stock of the Company at $0.15 per share. In addition, note holders received two warrants to purchase shares of common stock of the Company for every one dollar of note principal. The warrants are exercisable for five years at $0.15 per share. The warrants were valued using the Black-Scholes method using a volatility of between 92.5% and 118%, an expected term of five years and a discount rate of between 2.23% and 3.45%.  The Company recorded a debt discount in the amount of $43,857 related to the value of the warrants. In addition, the Company recorded a debt discount related to the embedded conversion feature in the amount of $18,826. As of March 31, 2008, unamortized discount related to these notes amounted to $53,640.

During the three months ended March 31, 2008, convertible notes with an aggregate principal balance of $136,147 were converted into 973,116 shares of the Company’s common stock. As a result the Company recognized additional interest expense of $110,934 representing the unamortized debt discount on the dates of conversion.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

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

During the three months ended June 30, 2008, the Company borrowed an additional $1,805,000 of convertible debt under a secured convertible line of credit facility with a group of investors. The notes bear interest of 12% and are convertible into common stock of the Company at a conversion rate of $0.15 per share. In addition, note holders received two warrants to purchase shares of common stock of the Company for every one dollar of note principal. The warrants are exercisable for five years, one-half at $0.15 per share and the other half at $0.20 per share. The warrants were valued using the Black-Scholes method using a volatility of between 113.5% and 139.4% based on historical volatility, an expected term of five years based on the contracted term for non-employees and a discount rate of between 2.75% and 3.73%. The Company recorded a debt discount in the amount of $601,127 related to the value of the warrants. In addition, the Company recorded a debt discount related to the embedded conversion feature in the amount of $1,122,734. As of June 30, 2008, unamortized discount related to these notes amounted to $1,292,896.

In addition, in June 2008 the Company borrowed $1,000,000 from Bledsoe Capital Group, LLC under a one-year line of credit agreement. The note bears interest of 10% and is secured by the Texas pilot project frac-flowback unit. The Company issued the lender warrants to purchase 1,000,000 shares of the Company’s common stock for $0.15 per share. The warrants are exercisable for five years. The warrants were valued using the Black-Scholes method using a volatility of 133.6% based on historical volatility, an expected term of three years and a discount rate of 2.71%. The Company recorded a debt discount in the amount of $182,567 related to the value of the warrants. As of June 30, 2008, unamortized discount related to these notes amounted to $162,504.

During the three months ended June 30, 2008, convertible notes with an aggregate principal balance of $252,503 were converted into 1,683,353 shares of the Company’s common stock. As a result the Company recognized additional interest expense of $154,975 representing the unamortized debt discount on the dates of conversion.  Further, $192,500 of convertible debentures were converted into 1,283,333 shares of the Company’s common stock during the three months ended June 30, 2008.  As a result the Company recognized additional interest expense of $133,269 representing the unamortized debt discount on the dates of conversion.

During the three months ended June 30, 2008, the Company repaid $100,000 of notes to related parties. The Company signed a new note agreement for $374,423 with a related party which replaces a note which was in default for nonpayment. Under the terms of the new note, all amounts due under the prior note including accrued interest will be repaid in quarterly installments of $50,000 over two years. The note bears interest of 7%. In connection with the signing of the new note, the Company made a payment $31,080. See Note 10 for further information on the above transactions.

As of June 30, 2008, a note to a Company owned by our Founder and Co-CEO in the amount of $26,000 is in default for failure to make payment within terms. As of June 30, 2008, $125,000 of other notes payable are in default for failure to make payments within terms. The Company intends to repay these notes either through future cash flows from operations, upon the sale of intellectual property held by the Company, or with proceeds from possible future debt or equity offerings. All notes in default have been treated as demand instruments and are reflected as current liabilities.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

A summary of total loans and total discounts as of June 30, 2008 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible note payable	$6,296,061	$(2,606,029)	$3,690,032
Less current portion	4,867,718	(1,695,658)	3,172,060
Convertible & non-convertible note payable, net of current portion	$1,428,343	$(910,371)	$517,972

Related parties
Convertible & non-convertible note payable	$1,050,423	$(267,119)	$783,304
Less current portion	854,406	(267,119)	587,287
Convertible & non-convertible note payable, net of current portion	$196,017	$—	$196,017

4.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of June 30, 2008 and December 31, 2007, there were nine shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 6,000 common shares. Accrued dividends totaled $921,307 and $904,431 at June 30, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of June 30, 2008 and December 31, 2007, there were 424 and 429 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,709,219 and $1,655,864 on June 30, 2008, 2008 and December 31, 2007, respectively. During the three months ended June 30, 2008, one holder converted one share of Series B preferred stock into 834 shares of common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

5.

COMMON STOCK

The Company is authorized to issue up to 150,000,000 shares of its $0.01 par value common stock as of June 30, 2008.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2008 included the following:

Shares Issued for Services

a)

200,000 shares of common stock with a value of $48,000, based upon the quoted trading price of $0.24 per share, were issued in exchange for services. The services were valued at $48,000.

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

Shares Issued as Inducement to Renew Promissory Notes

d)

526,817 shares of common stock with a relative fair market value of $96,693 were issued as inducement for note holders to sign new convertible note agreements.

Shares Issued Upon Conversion of Convertible Notes

e)

973,116 shares of common stock were issued to convert $136,147 of convertible notes payable.

Share Issued Upon Conversion of Convertible Preferred Stock

f)

3,336 shares of common stock were issued upon the conversion of 4 shares of Series B Preferred Stock.

Issuances of the Company’s common stock during the three months ended June 30, 2008 included the following:

Shares Issued for Accrued Interest

a)

163,757 shares of common stock with a value of $36,561, based upon the quoted trading prices of between $0.17 and $0.44 per share, were issued in payment of $21,583 of accrued interest on debentures resulting in a loss on conversion of $14,838.

Shares Issued Upon Conversion of Convertible Notes and Debentures

b)

1,683,353 shares of common stock were issued to convert $252,503 of convertible notes payable at a conversion rate of $0.15 per share.

c)

1,283,333 shares of common stock were issued to convert $192,500 of convertible debentures at a conversion rate of $0.15 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

5.

COMMON STOCK (CONTINUED)

Shares Issued Upon Conversion of Convertible Preferred Stock

d)

834 shares of common stock were issued upon the conversion of 1 share of Series B Preferred Stock.

Shares Issued upon Exercise of Warrants

e)

756,146 shares of common stock were issued upon the cashless exercise of warrants to purchase 1,209,833 shares of common stock with an exercise price of $0.15 per share. The fair market value of the stock on the date of exercise was $0.40.

f)

6,000 shares of common stock were issued upon the exercise of warrants with an exercise price of $0.00 per share.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $66,131 for the six months ended June 30, 2008. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2008:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2008	441,960	$0.44
Granted	833,333	$0.18
Vested	(933,333)	$0.19
Forfeited	—	$—

Unvested at June 30, 2008	341,960	$0.44

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2008 was $63,869 which is expected to be recognized over a weighted average period of approximately 1.2 years.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 114,847,017 shares of common stock at June 30, 2008) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share. Currently, there are lockout agreements in place for options, warrants and convertible debt relating to approximately 37,566,000 common stock equivalents. Under the agreements, the holders of these common stock equivalents have waived their right to exercise or convert these common stock equivalents into shares of common stock for a period of six months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

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

	For the Six Months Ended June 30,
	2008	2007
Expected volatility	114% - 135.6%	44%
Expected lives	2.50	5 yrs.
Risk-free interest rate	2.49% - 3.10%	4.62%
Expected dividend yield	None	None

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2008 and 2007 is based on historical volatility for the expected term or such shorter period as the stock has been traded, as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.

Employee Fixed Plan Options

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,565,625	$0.93	8,268,830	$1.00

Granted	1,058,000	$0.28	400,000	$0.50
Exercised	—	—	—	—
Forfeited	(2,956,999)	$1.11	(240,500)	$0.83
Expired	—	—	—	—
Outstanding at end of period	5,666,626	$0.72	8,428,330	$0.99
Exercisable at end of period	5,229,126	$0.71	5,097,597	$1.05

Outstanding
Weighted average remaining contractual term		3.09		5.5
Aggregate intrinsic value		$371,640		$—
Weighted average grant date fair value		$0.20		$.14

Exercisable
Weighted average remaining contractual term		3.11		6.1
Aggregate intrinsic value		$371,640		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Fixed Non-Plan Options

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	9,936,667	$0.52	8,760,003	$1.70

Granted	20,980,000	$0.42	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	$—	—	—
Outstanding at end of period	30,916,667	$0.46	8,760,003	$1.70

Exercisable at end of period	15,166,667	$0.46	8,760,003	$1.70

Outstanding
Weighted average remaining contractual term		5.03		5.0
Aggregate intrinsic value		$1,824,933		$—
Weighted average grant date fair value		$0.18		$—

Exercisable
Weighted average remaining contractual term		5.11		5.0
Aggregate intrinsic value		$1,229,933		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Non-Employee Fixed Non-Plan Options

	For the Six Months Ended June 30, 2008		For the Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	5,495,000	$1.20	5,495,000	$1.20
Granted	1,618,000	$0.28	—	—
Exercised	—	—	—	—
Forfeited	(4,045,000)	$1.23	—	—
Expired	—	—	—	—
Outstanding at end of period	3,068,000	$0.63	5,495,000	$1.20
Exercisable at end of period	3,068,000	$0.63	5,495,000	$1.20
Outstanding
Weighted average remaining contractual term		2.28		4.9
Aggregate intrinsic value		$307,420		$—
Weighted average grant date fair value		$1.12		$—
Exercisable
Weighted average remaining contractual term		2.28		4.9
Aggregate intrinsic value		$307,420		$—

Options

For the Three Months Ended June 30, 2008

During the three months ended June 30, 2008, the Board of Directors granted options to purchase shares of the Company’s common stock to its Founder and Co-Chief Executive Officer (Co-CEO). Options were granted to purchase 7,000,000 shares at an exercise price of $0.30 per share, the fair market value on the date of the grant, over a five year term. Of the options granted, 2,000,000 vested immediately, 2,000,000 will vest over a three year period subject to continued employment on the applicable vesting date and 3,000,000 will vest over a three year term, subject to meeting specified milestones.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

Additionally, the Board of Directors issued the Founder and Co-CEO options to purchase 3,300,000 shares of common stock at an exercise price of $0.50, the fair market value on the date of the grant, over a five year period. The options vest subject to meeting a specific milestone and also vest over a three year period also subject to continued employment on each applicable vesting date. The options were granted in tandem with cash settled stock appreciation rights (“SARS”). The exercise of either the options or the SARS cancels the same number of the other security.

During the three months ended June 30, 2008, the Board of Directors also issued options to purchase 8,250,000 shares of common stock and cash settled SARS to the Company’s other Co-CEO exercisable at $0.50 per share, the fair market value on the date of the grant, over a five year term.  Of the options and SARS, 2/3 will vest over a three year period subject to continued employment on the applicable vesting date, and the balance vest over a three year period upon meeting a specified milestone approved by the Board of Directors. The options will vest 2/3 over a three year period and 1/3 will begin vesting over a three year term meeting a significant performance milestone approved by the Board of Directors. The exercise of either the options or the SARS cancels the same number of the other security.

The Company granted options to purchase 1,000,000 shares of common stock to its Senior Vice President of Engineering. These options are exercisable for five years at an exercise price of $0.30 per share, the fair market value on the date of the grant. The options vested 50% on date of grant and 50% will vest upon meeting a specified milestone. The Company also issued the Senior Vice President of Engineering options to purchase 330,000 shares of common stock and cash settled SARS exercisable at $0.50 per share, the fair market value on the date of the grant, and with a five year term. These options vest over three year period subject to continued employment on each applicable vesting date. The exercise of either the options or the SARS cancels the same number of the other security.

During the three months ended June 30, 2008, the Company issued its Chief Operating Officer and Senior Vice President of Administration options to purchase 500,000 and 300,000 shares of common stock and cash settled SARS, respectively, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term. Of these options and SARS, 200,000 and 100,000, respectively, vest immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

The fair market values of the options granted during the three months ended June 30, 2008 were calculated with the Black-Scholes method using volatility of 133.6% to 135.6%, an expected term of 2.5 years and discount rates of 2.5% to 3.1%. The Company recognized non-cash option expense related to employee options of $572,426 for the three months ended June 30, 2008. Unrecognized non-cash option expense related to unvested options, not subject to conditional vesting, were approximately $2.86 million as of June 30, 2008 and will be recognized over the next 2-3 years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

In connection with the Company’s warrant and option exchange program, the Company issued new three year options to purchase 2,491,200 shares of common stock, exercisable at $0.28 per share in exchange for the forfeiture of 6,228,001 warrants to purchase shares of common stock. The weighted average exercise price of the warrants forfeited was $0.96 and the weighted average remaining life of those warrants was 2.02 years. The fair market value of the new warrants calculated with the Black-Scholes method using a volatility of 124%, an expected life of 3 years and a discount rate of 2.27% resulted in an aggregate fair market value of $15,679 for those warrants/options where the new option value exceeded the old value. As such, the Company recorded $15,679 in expense during the three months ended March 31, 2008.

Warrants

For the Three Months Ended March 31, 2008

Warrants to purchase 510,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with new convertible notes. The fair market value of these new warrants was calculated with the Black-Scholes method using a volatility of 92.5% to 94.9%, an expected term of 5 years and a discount rate of 2.23% to 2.49% resulting in a debt discount of $28,665.

 In addition, the exercise price of 365,000 warrants issued in connection with a previous financing were modified from $0.20 per share to $0.15 per share. The fair market value of the modified warrants was calculated with the Black-Scholes method using a volatility of 117.5%, an expected term of 5 years and a discount rate of 3.75% resulting in an additional debt discount of $979.

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

Warrants to purchase 610,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued to an individual as a finders fee in connection with the $355,000 convertible notes issued in 2007 and the $255,000 of convertible notes issued during the three months ended March 31, 2008. The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 94.9%, an expected term of 5 years and a discount rate of 2.365. The fair market value, $50,946 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

7.

STOCK OPTIONS AND WARRANTS (CONTINUED)

For the Three Months Ended June 30, 2008

Warrants to purchase 110,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with $55,000 of new convertible notes. In addition, warrants to purchase 1,750,000 shares of common stock with an exercise price of $0.15 per share and a five year term, plus warrants to purchase 1,750,000 shares of common stock with an exercise price of $0.20 per share and a five year term were issued in connection with the issuance of $1,750,000 of new convertible notes. The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%. The relative fair market value of the warrants, $601,127 was recorded as additional debt discount and will be amortized over the life of the convertible notes.

During the three months ended June 30, 2008, the Company issued an additional 1,805,000 warrants to an individual as a finder’s fee in connection with the additional $1,805,000 received from there investors. The fair market value of these warrants was calculated with the Black-Scholes method using volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%. The fair market value of these additional warrants, $472,971 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

Warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.15 per share and a three year term were issued in connection with a new $1,000,000 note. The relative fair market value of these warrants was calculated with the Black-Scholes method using a volatility of 133.63%, an expected term of 3 years and a discount rate of 2.71% resulting in a debt discount of $182,576 which will be amortized to interest expense over the life of the note.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of June 30, 2008 is presented below:

Shares
Warrants issued for cash	627,001
Warrants issued for financing	38,218,529
Warrants issued for services	3,015,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at June 30, 2008	41,950,530

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

9.

OPERATING SEGMENTS (CONTINUED)

The table below presents certain financial information by business segment for the six months ended June 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$1,020	$—	$1,020	$—	$1,020
Interest expense and amortization of debt discount	$—	$—	$(22)	$—	$(2,367,822)	$(2,367,844)
Depreciation and amortization	$(57,128)	$(1,465)	$(427)	$(59,020)	$(16,037)	$(75,057)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(57,128)	$(445)	$(33,114)	$(90,687)	$(4,671,616)	$(4,762,303)

Segment fixed assets & construction in process	$865,487	$24,155	$688,670	$1,578,312	$931,986	$2,510,298
Fixed asset additions (disposals) (net)	$—	$211	$688,670	$688,881	$—	$688,881
Total Assets	$203,424	$22,479	$1,083,945	$1,309,848	$1,860,974	$3,170,822

The table below presents certain financial information by business segment for the six months ended June 30, 2007:

	Ecosphere Systems Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$661,799	$—	$661,799	$—	$661,799
Interest expense	$—	$—	$—	$—	$(1,403,918)	$(1,403,918)
Depreciation and amortization	$(57,130)	$(110,986)	$—	$(168,116)	$(16,859)	$(184,975)
Non-cash compensation expense	$—	$—	$—	$—	$(243,577)	$(243,577)

Segment assets	$456,904	$2,702,245	$—	$3,159,149	$572,911	$3,732,060
Fixed asset additions	$—	$1,547,983	$—	$1,547,983	$145,029	$1,693,012

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

9.

OPERATING SEGMENTS (CONTINUED)

The table below presents certain financial information by business segment for the three months ended June 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$—	$—	$—	$—
Interest expense and amortization of debt discount	$—	$—	$(22)	$—	$(1,579,692)	$(1,579,714)
Depreciation and amortization	$(29,719)	$(979)	$(427)	$(31,125)	$(6,780)	$(37,905)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(29,719)	$(979)	$(28,541)	$(59,239)	$(3,088,165)	$(3,147,404)

Segment fixed assets	$865,487	$24,155	$688,670	$1,578,312	$931,986	$2,510,298
Fixed asset additions (disposals) (net)	$—	$—	$688,670	$688,670	$—	$688,670
Total Assets	$203,424	$22,479	$1,083,945	$1,309,848	$1,860,974	$3,170,822

The table below presents certain financial information by business segment for the three months ended June 30, 2007:

	Ecosphere Systems Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$613,713	$—	$613,713	$—	$613,713
Interest expense	$—	$—	$—	$—	$(731,845)	$(731,845)
Depreciation and amortization	$(28,565)	$(48,622)	$—	$(77,187)	$(11,183)	$(88,370)
Non-cash compensation expense	$—	$—	$—	$—	$(94,675)	$(94,675)

Segment assets	$456,904	$2,702,245	$—	$3,159,149	$572,911	$3,732,060
Fixed asset additions	$—	$(552,017)	$—	$(552,017)	$5,220	$(546,797)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

10.

RELATED PARTY TRANSACTIONS

In connection with our organization in 1998, a corporation controlled by our Co-Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the year ended December 31, 2007, we paid $14,000 of principal on this note payable. The note bears interest of Prime +2% (7.0% as of June 30, 2008) and as of June 30, 2008, unpaid principal and interest of $26,000 and $18,298, respectively, is due under the note. See Note 3.

As of December 31, 2007, the Company had issued convertible notes due to the Co-Chief Executive Officer and the Senior Vice President of Administration in the amount of $210,000. During the six months ended June 30, 2008, the Company repaid $210,000. See Note 3.

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during the three months ended June 30, 2008. Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000. In connection with the agreement, the Company paid the director $31,080. See Note 3.

Since December 2007, an investor has advanced the Company $650,000 in exchange for one year, convertible secured notes, all with a conversion rate of $0.15 per share. In connection with the financings, the investor was issued five year warrants to purchase 980,000 and 320,000 shares of the Company’s common stock at exercise prices of $0.15 and $0.20, respectively. On June 17, 2008, after the investments had been made, the investor was appointed Chairman of the Board of Directors and Co-CEO. Additionally, the investor is entitled to a finder’s fee in the amount of $87,500 related to the additional $1,750,000 of convertible secured notes funded during the three months ended June 30, 2008, which he has advised the Company he intends to take in common stock, once the Company has authorized capital and donate the shares to charity. At the time of the original investments of $665,000, which the investor spearheaded beginning in December 2007, the Company agreed to reimburse the investor for legal fees of approximately $40,000, which remain unpaid. The investor/Co-CEO intends to have the Company reimburse him with common stock, once the Company has authorized capital.

In June 2008, the Board of Directors approved the terms of new employment agreements with its Co-Chief Executive Officers, Chief Operating Officer and Senior Vice President of Administration. The Board of Directors approved a compensation package for Chairman of the Board and Co-CEO consisting of an annual base salary of $250,000, increasing to $450,000 upon achievement of a significant milestone. This salary will either accrue or be payable in common stock until the Company has sufficient cash resources. He is also eligible to receive a performance bonus upon meeting an additional milestone. The Board also approved a new compensation package for the Founder and Co-CEO since his prior agreement had expired.  The new agreement provides for a base annual salary of $325,000, increasing to $400,000 on January 1, 2009 and includes performance bonuses based upon meeting a number of milestones.  The Board of Directors also approved a new compensation package for the Chief Operating Officer which provides for an annual base salary of $125,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

11.

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

On August 3, 2007, Mr. Gordon Goodman, then President of ESI, the Company’s 90%-owned subsidiary, terminated his employment agreement for “good reason.” Under this agreement, he was to receive an annual salary of $165,000 per year. The agreement was entered into in May 2007 and was for a two-year term. After investigation of the circumstances, including the exchange of documents and Mr. Goodman’s deposition, the company determined that Mr. Goodman did not materially breach his employment agreement and the matter was amicably resolved. In July 2008, the Company entered into an arbitrated settlement agreement with Mr. Goodman resulting in a payment by the Company of $157,500. As of June 30, 2008, the full amount of the settlement has been accrued.

12.

SIGNIFICANT AND SUBSEQUENT EVENTS

•

On May 28, 2008, the Company entered into an agreement with large energy company for a water recycling pilot program to recycle frac flowback and produced water in the Barnett Shale area of Texas. The agreement called for the Company to build a water recycling unit which utilizes the Company’s Ozonix™ water filtration technology to recycle 7,000 barrels of water daily. During the pilot program, the Company will be paid a fee for each barrel of water recycled. As of June 30, 2008, the Company has included the costs incurred to date to build the initial Ozonix™ technology based water recycling unit for this pilot program, $514,693, in Construction in Progress. The Ozonix™ water filtration technology based recycling unit for the pilot program was delivered to the Texas recycling center on August 7, 2008.

•

In connection with the manufacturing of the Ozonix™ water filtration technology based recycling unit for the Texas pilot program, the Company borrowed $1,000,000 from Bledsoe Capital Group in exchange for a one year 10% secured note and warrants to purchase 1,000,000 shares of the Company’s common stock, exercisable at $0.15 per share over a three year term. This funding was in accordance with the letter of intent between the Company and Bledsoe Capital Group signed on April 25, 2008.

•

On June 3, 2008, the Company entered into an agreement for a 90 day pilot program to recycle frac flowback water at the well site for a large energy company operating in the Woodford and Arkoma basins in Oklahoma and Colorado. The Company has begun building the initial Ozonix™ water filtration technology based recycling unit which will process 3,500 barrels per day. As of June 30, 2008, the Company has included the costs incurred to date to build the unit for this pilot program, $156,936, in Construction in Progress. During the pilot program, the Company will be paid a fee for each barrel of water recycled.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

12.

SIGNIFICANT AND SUBSEQUENT EVENTS (CONTINUED)

•

On July 30, 2008, the Company entered into a definitive agreement with Bledsoe Capital Group relating to the Company’s LifeLink and Ecos Power Cube technologies. Under the agreement, Bledsoe Capital will purchase a 49% share of Ecosphere Renewable Energy Corp. (EREC), a newly formed subsidiary of the Company, in exchange for $1,715,000. The Company received $250,000 upon the signing of the agreement, with the remainder due upon the closing of the sale on October 30, 2008.

•

On July 3, 2008, the Company amended a Consulting Agreement with a consulting company in which the Company’s Chief Financial Officer is president and 50% owner. Under the new Agreement, the Chief Financial Officer is devoting substantially all of his time and his company is also supplying the Company with its accounting service. The consulting fee was increased to $19,500 per month. Additionally, the Board granted the consulting company 650,000 options and cash settled SARS, exercisable a $0.45 per share over a three year period. All of the options vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date. Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.

ECOSPHERE TECHNOLOGIES, INC.

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

Ecosphere developed the Ozonix™ process in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas. From the testing, the Company learned that the Ozonix™ process is able to efficiently and in a cost effective manner remove hydrocarbons and metals from frac flowback water and can, as part of a pre or post treatment process, provide a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process.

Presently, Ecosphere owns several technologies that are completed and available for global marketing. We are focusing on the introduction of the Ozonix™ units into the Barnett Shale area of North Texas and the Woodford and Arkoma basin areas of Oklahoma and Colorado. Ecosphere’s business model is to build mobile water treatment units and treat the frac flowback water at the drilling sites; where warranted, the units can also be sold to energy companies.

Ecosphere’s Tactical Water Filtration Truck is being primarily marketed by Pierce Manufacturing, Inc. which demonstrated it in 2006 and 2007 at four national and regional trade shows. Ecosphere designs and manufactures the filtration systems and delivers them to Pierce on a skid which is then integrated into the Pierce truck. The attendant water filtration systems can be containerized and sold independently of Pierce and the truck to hospitals and other markets.

Additionally, we have completed the design and engineering for our clean tech mobile micro utility system in late 2006 and recently entered into an Agreement to sell a 49% interest, which is expected to close by October 30, 2008. This clean tech Ecos Lifelink unit is designed to provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

Ecosphere completed a significant technology transfer event on October 9, 2007 resulting in the first major sale of an Ecosphere developed technology. Ecosphere sold the intellectual property and the related fixed assets and inventory of its robotic coating removal technology with applications for the marine industry and above ground storage tanks, to a private equity fund. The UES asset sale resulted in a reduction of Ecosphere’s overhead. Additionally, Ecosphere achieved debt restructuring and reduction of its debt. The robotic coating removal technology sale is Ecosphere’s first major sale of technology. The additional fully-developed technologies, as well as those that require additional development, are the result of research and development expenditures by Ecosphere over approximately eight years. Those expenditures are required to be reflected as operating expenses on the Company’s consolidated financial statements. Our patents and other proprietary technology described above are the result of the over $58 million expended since our inception.

ECOSPHERE TECHNOLOGIES, INC.

The following is a list of the Company’s existing intellectual property estate:

·

U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.

·

U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.

·

U .S. Patent 7,100,844 – High Impact Waterjet Nozzle is constructed to infuse fluid into a high velocity stream of liquid passing through a nozzle to create a bubble rich waterjet that causes the bubbles to implode when the waterjet strikes the surface amplifying the impact of the water – dated September 5, 2006.

·

U.S. Patent Pending - Mobile Emergency Water Filtration System for Homeland Security and other applications.

·

U.S. Patent Pending - Business Model to provide response and training to public and private suppliers of water resources in the event of an act of terrorism or a natural disaster that contaminates a water supply.

·

U.S. Patent Pending - The Ecosphere Ozonix™ Process for enhanced water treatment for reclamation of waste fluids.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2008 to the Quarter Ended June 30, 2007

The Company’s net loss increased $1,068,717 during the three months ended June 30, 2008 when compared to the three months ended June 30, 2007. The primary reasons for this increase was higher interest expense and non-cash equity based compensation which were partially offset by lower general and administrative cost resulting from reduced staffing due to the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and cost reduction measures, primarily in the areas of professional fees, taken by the Company in the first quarter of 2008.

Revenues

The Company did not generate any revenue during the three months ended June 30, 2008. This compared to revenues of $613,713 for the three months ended June 30, 2007. The decrease resulted from the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and the Company’s focus on the production of the initial water filtration unit utilizing the Ozonix™ water filtration technology which was completed in August 2008.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 were $1,555,110 compared to $1,211,450 for the three months ended June 30, 2007. This increase resulted from an increase in non-cash compensation expense of $644,000 associated with restricted stock and options vesting during the period. This increase was partially offset by a reduction in salaries and wages of $162,000 and insurance expense of $22,000 resulting from the sale of the robotic ship stripping technology and a reduction of travel expenses of $31,000. In addition, as part of the Company’s cost reduction efforts in 2008, the Company reduced its professional fees $38,000 and fees paid to consultants $158,000.

Loss From Operations

Loss from operations for the three months ended June 30, 2008 was $1,555,110 compared to a loss of $1,358,502 for the three months ended June 30, 2007. The increase in the loss from operations in 2008 versus 2007 was due to operating expense increase identified above which was partially offset by the 2007 gross loss on sales.

Interest Expense

Interest expense was $1,579,714 and $731,845 for the three months ended June 30, 2008 and 2007, respectively. Of the 2008 amounts, approximately $1,352,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and $210,000 actual and accrued interest associated with the notes payable. Of the 2007 amounts, approximately $497,000 relates to the accretion of the discounts related to the Company’s notes payable (non-cash), $231,000 actual and accrued interest associated with the notes payable.

ECOSPHERE TECHNOLOGIES, INC.

Preferred Stock Dividends

Preferred stock dividends were $35,000 for the three months ended June 30, 2008 and $35,330 for the three months ended June 30, 2007. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a significant number of holders chose to convert their preferred stock into common stock

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $3,182,404 for the three months ended June 30, 2008, compared to a net loss applicable to common stock of $2,114,017 for the three months ended June 30, 2007. Net loss per common share was $0.05 for the three months ended June 30, 2008 as compared to a net loss per common share of $0.04 for the three months ended June 30, 2007. The primary cause of the decrease in net loss applicable to common stock was the increase in operating expenses and interest expense in 2008.

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

The Company’s net loss increased $606,868 during the six months ended June 30, 2008 when compared to the six months ended June 30, 2007. The primary reasons for this decrease was higher interest expense which was partially offset by lower selling, general and administrative costs resulting from the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and cost reduction measures taken by the Company in the first quarter of 2008.

Revenues

Revenues were $1,020 for the six months ended June 30, 2008 as compared to $661,800 for the six months ended June 30, 2007. The decrease resulted from the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and the Company’s focus on the production of the initial water filtration unit utilizing the Ozonix™ water filtration technology which was completed in August 2008.

Operating Expenses

Operating expenses for the six months ended June 30, 2008 were $2,335,610 compared to $2,570,137 for the six months ended June 30, 2007. This decrease resulted from a reduction in salaries and wages of $284,000 resulting from the sale of the robotic ship stripping technology, a reduction of travel expenses of $64,000 and reduced insurance costs of $84,000. In addition, as part of the Company’s cost reduction efforts in 2008, the Company reduced its professional fees $92,000 and fees paid to consultants $233,000. These decreases were partially offset by an increase of $495,000 in non-cash compensation due to the vesting of restricted stock and employee stock options.

Loss From Operations

Loss from operations for the six months ended June 30, 2008 was $2,334,590 compared to a loss of $2,763,177 for the six months ended June 30, 2007. The decrease in loss from operations in 2008 versus 2007 was due to the reduction of operating expenses and the gross loss of $193,000 in 2007.

Interest Expense

Interest expense was $2,367,844 and $1,403,918 for the six months ended June 30, 2008 and 2007, respectively. Of the 2008 amounts, approximately $2,016,000 related to the accretion of the discounts associated with warrants granted and conversion features included in the Company’s notes payable (non-cash) and $345,000 actual and accrued interest associated with the notes payable. Of the 2007 amounts, approximately $854,000 related to the accretion of the discounts associated with the Company’s notes payable (non-cash), $439,000 actual and accrued interest associated with the notes payable and $50,000 for a one time loan renewal fee.

Preferred Stock Dividends

Preferred stock dividends were $70,251 for the six months ended June 30, 2008 and $71,892 for the six months ended June 30, 2007. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a significant number of holders chose to convert their preferred stock into common stock.

ECOSPHERE TECHNOLOGIES, INC.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $4,832,544 for the six months ended June 30, 2008, compared to a net loss of $4,227,327 for the six months ended June 30, 2007. Net loss per common share was $0.07 for the six months ended June 30, 2008 as compared to a net loss per common share of $0.07 for the six months ended June 30, 2007. The primary cause of the increase in net loss applicable to common stock is the increase in interest expense partially offset by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,699,380 for the six months ended June 30, 2008, compared to $2,000,896 for the six months ended June 30, 2007. This decrease in cash used relates to the reduction of operating expenses as previously described.

The Company's net cash used by investing activities was $438,881 for the six months ended June 30, 2008 compared to net cash provided by investing activities of $363,488 for the six months ended June 30, 2007. The Company invested $671,529 in equipment components associated with the Ozonix™ units which are being constructed for the two pilot programs. These expenditures were partially offset by proceeds of $250,000 from the Company’s sale of its 5% investment in Chariot Robotics, LLC in January 2008.

The Company’s net cash provided by financing activities was $2,788,962 for the six months ended June 30, 2008 compared to net cash used in financing activities of $352,228 for the six months ended June 30, 2007. The increase was the result of proceeds from new convertible notes of $3,060,000 which was partially offset by repayments of notes due to related parties of $241,080.

As of the date of this Report, the Company has approximately $202,000 in cash. It has met its working capital needs through secured line of credit loans and the recent $250,000 deposit described in the next sentence. On July 30, 2008, the Company signed an agreement to sell a 49% interest in an entity which will market and sell products using the Ecos Lifelink and Power Cube technologies in exchange for an initial cash payment of $250,000 and payment of the remaining $1.465 million at the closing scheduled for October 30, 2008.

In August 2008, the Company completed building and delivered the first Ozonix™ unit for use in its 90 day Pilot Program with an oil and gas drilling company in the Barnett Shale area of Texas. This unit has a projected processing capacity of 7,000 barrels per day. The Company began operating this unit to provide water recycling services under the Pilot Program on August 12, 2008. During the Pilot Program, the Company will be paid a prescribed fee for each barrel of water recycled.

On June 3, 2008, the Company signed an agreement for a 90 Pilot Program to provide water recycling of frac flowback water the well site for a large energy company operating in the Woodford and Arkoma basins in Oklahoma and Colorado. The Company has begun production of the initial Ozonix™ unit for this Pilot Program. This unit has a projected processing capacity of 3,500 barrels per day.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company’s present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company achieving its revenue goals or raising additional capital in the form of equity or debt. The Company is currently focused on the frac flowback water recycling opportunities in the Barnett Shale area of Texas and the Woodford and Arkoma basins of Oklahoma and Colorado.

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to build and deploy the Company’s Ozonix™ water filtration units, retire existing trade liabilities and to pay other operating expenses.

ECOSPHERE TECHNOLOGIES, INC.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 10 to the Condensed Consolidated Financial Statements (Unaudited).

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

We estimate the fair value of each stock option and warrant at the grant date using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 7 to the unaudited condensed consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of such stock options.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our closing the sale of a 49% interest to Bledsoe Capital Group, our future liquidity and successful completion of the Pilot Program are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, our ability to resolve any remaining contractual issues with Bledsoe Capital Group, internal issues with relating to the energy company and the results of the Pilot Program and the condition of the capital and financial markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007.

ECOSPHERE TECHNOLOGIES, INC.

Item 3.     Qualitative and Quantitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4.     Controls and Procedures

Not applicable to smaller reporting companies.

Item 4T.  Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 or the Exchange Act under the supervision and with the participation of our management, including our Principal Executive Officers and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Principal Executive Officers and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Principal Executive Officers and Principal Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the filing of this Report.

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2008, the Company made no changes in the control procedures related to financial reporting. However, with the resignation of the Company’s Chief Financial Officer in February 2008, the Company replaced the Chief Financial Officer with an experienced team of consulting and accounting professionals.

ECOSPHERE TECHNOLOGIES, INC.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings.

As previously reported, Mr. Gordon Goodman, a former executive of ESI, filed an arbitration claim against the Company for unpaid salary, among other things. In July 2008, the parties settled a dispute resulting in a payment to Mr. Goodman of $157,500 and the parties exchanged general releases.

Item 1A.   Risk Factors.

Not applicable to smaller reporting companies.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Finder	March 27, 2008 and July 21, 2008	1,665,000 warrants exercisable at $0.15 per share and 750,000 warrants exercisable at $0.50 per share	Finder’s fee
Holder of Series B Preferred Stock	April 9, 2008	834	Conversion by holder of Series B Preferred Stock
Secured Line of Credit Investors	April 16, 2008 through June 30, 2008	$1,780,000 of convertible notes and 1,960,000 warrants exercisable at $0.15 per share and 1,750,000 warrants exercisable at $0.20 per share	Providing financing
Holder of Ecosphere’s Senior Convertible Debentures	April 21, 2008	29,704	Shares issued in lieu of paying cash interest on senior convertible debentures
Holder of Ecosphere Debentures	April 24, 2008	61,762	Shares issued for accrued interest on debenture
Holders of Secured Convertible Notes	April 29, 2008	10,246	Shares issued in lieu of interest on convertible notes
Ecosphere Noteholder and Warrantholder	May 16, 2008	$1,000,000 convertible note convertible at $0.15 per share and 1,000,000 warrants exercisable at $0.15 per share	Providing financing
Executive of Ecosphere	May 20, 2008	7,000,000 stock options exercisable at $0.30 per share	Compensation
Executive of Ecosphere	May 20, 2008	1,000,000 stock options exercisable at $0.30 per share	Compensation
Holder of Convertible Debentures	May 20-28, 2008, June 17, 2008 and July 17, 2008	1,556,995	Partial conversion of convertible debentures

ECOSPHERE TECHNOLOGIES, INC.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Holders of Convertible Notes	May 27, 2008, June 5, 2008 and July 22, 2008	2,045,180	Conversion of convertible note at $0.15 per share
Warrantholders	June 6, 2008, June 20, 2008 and July 17, 2008	1,756,146	Exercise of warrants at $0.15 per share
Executive of Ecosphere	June 17, 2008 and June 23, 2008	3,300,000 stock options and stock appreciation rights granted in tandem exercisable at $0.50 per share.	Compensation
Executive of Ecosphere	June 17, 2008 and June 23, 2008	8,250,000 stock options and stock appreciation rights granted in tandem exercisable at $0.50 per share.	Compensation
Executive of Ecosphere	June 17, 2008 and June 23, 2008	330,000 stock options and stock appreciation rights granted in tandem exercisable at $0.50 per share.	Compensation
Executive of Ecosphere	June 30, 2008	300,000 stock options and stock appreciation rights granted in tandem exercisable at $0.47 per share.	Compensation
Executive of Ecosphere	June 30, 2008	500,000 stock options and stock appreciation rights granted in tandem exercisable at $0.47 per share.	Compensation
Management of Ecosphere	June 30, 2008	300,000 stock options and stock appreciation rights granted in tandem exercisable at $0.47 per share.	Compensation
Directors on Ecosphere’s Board of Directors	July 3, 2008	833,333	Shares issued at $0.18 per share for service on the Board of Directors
Executive of Ecosphere	July 3, 2008	650,000 stock options and stock appreciation rights granted in tandem exercisable at $0.45 per share.	Compensation
Employee of Ecosphere	July 3, 2008	300,000 stock options and stock appreciation rights granted, in tandem, exercisable at $0.45 per share.	Compensation

ECOSPHERE TECHNOLOGIES, INC.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Ecosphere Convertible Noteholder	July 17, 2008	26,042	Shares issued to noteholder at $0.48 per share in consideration for extension of due date
Ecosphere Noteholders	July 31, 2008	31,000	Shares issued to noteholders at $0.15 per share in consideration for extension of due date

Item 3.     Defaults Upon Senior Securities.

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.     Other Information.

Not applicable

Item 6.     Exhibits.

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Secured Line of Credit Agreement (2)
10.2	Form of Stock Option Agreement in Warrant/Option Exchange Offer (2)
10.3	Summary of Patrick Haskell Compensation Arrangement
10.4	Summary of Dennis McGuire Compensation Arrangement
10.5	Summary of Adrian Goldfarb Compensation Arrangement
10.6	Summary of Michael R. Donn, Sr. Compensation Arrangement
10.7	Summary of Robert Barratta Note Extension Agreement
10.8	Gordon Goodman Settlement Agreement
31.1 31.2	Certification of co-Principal Executive Officer (Section 302) Certification of co-Principal Executive Officer (Section 302)
31.3	Certification of Principal Financial Officer (Section 302)
32.1 32.2	Certification of co-Principal Executive Officer (Section 906) Certification of co-Principal Executive Officer (Section 906)
32.3	Certification of Principal Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-KSB filed on April 15, 2008.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

August 14, 2008	/s/ Dennis McGuire
Dennis McGuire
President and Co-Chief Executive Officer (Co-Principal Executive Officer)

August 14, 2008	/s/ Patrick Haskell
Patrick Haskell
Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)

August 14, 2008	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)