Form 10KSB/A
period 2007-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2008-11-06
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB /A

No. 1

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

State issuer’s revenue for its most recent fiscal year. $ 750,007.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $27,526,732 @ $0.38 per share on October 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
82,930,252 shares of common stock outstanding as of October 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

Transitional Small Business Disclosure Format (Check one):		Yes	✓	No

EXPLANATORY NOTE

This Report on Form 10-KSB/A No. 1 amends and revises the Consolidated Statement of Operations for the year ended December 31, 2007 and all related disclosures in this Form 10-KSB.  The revision consisted of changing the financial statement presentation of the Consolidated Statement of Operations by renaming the financial statement line “Revenues from sale of intellectual property, net” to “Gain from sale of intellectual property and related assets, net” and reclassifying the positioning of this financial statement line item from the “Revenue” section to a new operating section entitled “Operating Gains and Other Operating Income”, which is located between Gross profit (loss) and Operating expenses.  Note 1, “revenue recognition” and Notes 13 and 17 were revised to conform to the change and Note 19 was added to discuss the restatement. The effect of the restatement was to reduce revenues and gross profit for the year ended December 31, 2007 by $5,259,370 creating a gross loss of $138,295 and to increase Operating Gains and Other Income by $5,259,370.  There was no effect on the Company’s financial position at December 31, 2007 and no effect on the Company’s loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended December 31, 2007 as a result of this reclassification of financial statement line items. The revisions have been made in order to incorporate comments received from the Division of Corporation Finance of the Securities and Exchange Commission in connection with their review of the Form 10-KSB filed by the registrant on April 15, 2008.

PART II

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

As a diversified water-centric technology company, Ecosphere has a variety of water-based technological products and services. At present, the Company is primarily focused on applying its innovative patent pending Ozonix™ process, initially to recycle frac flowback and produced water used in the natural gas industry. Ecosphere is also investigating the application of this technology within the maritime and other industries.

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

Ecosphere developed the Ozonix™ process in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas, which is the hottest area of onshore gas production in the United States. From the testing, the Company learned that the Ozonix™ process is able to efficiently and in a cost effective manner remove hydrocarbons and metals from frac flowback water and can act as the “front end” to a reverse osmosis system that provides a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process.

Presently, Ecosphere owns several technologies that are completed and available for global marketing. We are focusing on the introduction of its Ozonix™ units into the Barnett Shale and the Woodford basin in Oklahoma. Ecosphere’s business model is to build mobile water treatment facilities and treat the frac flowback water near the drilling sites; where warranted, the units can also be sold to energy companies. Ecosphere’s Tactical Water Filtration Truck is being primarily marketed by Pierce Manufacturing, Inc. which has demonstrated it in 2007 at four national and regional trade shows. The attendant water filtration systems can be containerized and sold independently of the truck to hospitals and other markets. Additionally, we have completed the design and engineering for our clean tech mobile micro utility system in late 2006 and expect to construct a prototype as resources become available. This new clean tech Ecos Lifelink unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

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

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from the Ozonix™ and water-filtration service contracts will be recognized ratably over the service period or as the service is rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered. Revenue from the sale of intellectual property and related assets is recognized as a gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

2007 was a significant year for Ecosphere as it sold its first technology.

Revenues

Revenues were $750,007 for the year ended December 31, 2007 as compared to $2,414,155 for the year ended December 31, 2006, a decrease of $1,664,148 or 68.9%. The decrease resulted from the decline in revenues associated with the ship stripping business. As previously stated, the Company ceased its selling efforts once it decided to sell the intellectual property and related assets and inventory of the robotic coating removal technology.

Cost of Revenues

Cost of revenues were $888,302 for the year ended December 31, 2007, as compared to $1,513,448 for the year ended December 31, 2006, a decrease of $625,146 or 41.3% . Gross profits (losses) from operations were negative and decreased during 2007 as compared to 2006. BAE had a very slow year due to the war in Iraq.

Operating Gains and Other Operating Income

Operating Gains and other operating income were $5,259,370 for the year ended December 31, 2007 as compared to $-0- for the year ended December 31, 2006.  The increase was the result of the Gain from Sale of Intellectual Property and Related Assets, Net recognized from the October 2007 sale of the fixed assets, inventory and intellectual property of the ship stripping portion of our coating removal business.

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

The information contained in this discussion is as of April 15, 2008, the date on which the Company filed its original Form 10-KSB.  This Item 6 has been amended solely to disclose the effect of the Company’s restatement of its financial statements due to the change in the Consolidated Statements of Operations.  Readers should review other filings made by the Company with the Securities and Exchange Commission since April 15, 2008 for disclosure concerning more events.

As of April 7, 2008, the Company has $25,000 in cash and $1,000 in accounts receivable. Following receipt of the UES asset sale proceeds, the Company used the proceeds to repay debt and reduce trade payables and past due management compensation. The Company paid $87,692 to its management and currently owes them approximately $465,000 in past due salaries. The Company has met its working capital needs since the closing of the UES sale principally through loans from its Chief Executive Officer and Senior Vice President of Administration in the form of a $210,000 demand note and through the issuance of new convertible notes in the amount of $610,000 under a secured convertible line of credit agreement. The notes under the secured convertible line of credit agreement are convertible at $0.15 per share and the investors were provided warrant coverage equal to two warrants for every $1 of principal, with an exercise price of $0.15 and five-year term.

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

At June 30, 2008, we had a working capital deficit of approximately $4.7 million and total indebtedness of approximately $6. 9 Million. We presently have limited working capital or cash and cannot pay all of our bills. If we do not raise the necessary working capital, we may not be able to remain operational. We cannot assure you that we will raise any additional capital.

If we are unable to generate material service revenue, it will have an adverse effect upon our future results of operations.

We are presently relying upon revenue from our Ozonix™ systems.  If the current pilot program and the two other pilot programs for which we have agreements are not successful or do not lead to long-term service agreements, our Ozonix™ business model may not be successful.  If it is not, our future results of operations and financial condition may be adversely affected.

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

Our ability to finance the units;

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

Although all of our products and services serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance. As is typical of any new product or service, the demand for, and market acceptance of, these products and services are highly uncertain. We cannot assure you that any of our products and services will be commercialized on a widespread basis. The commercial acceptance of our products and services may be affected by a number of factors, including:

•

The willingness of operators in the natural gas industry and in other industries to use the Ozonix™ system for wastewater;

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

In 2007, our quarterly operating results fluctuated dramatically and may continue to do so in the future as a result of a number of factors, including the following:

•

Our sales of assets similar to the October sale of our ship stripping assets;

•

The results of the pilot programs for our Ozonix™ units and the announcement of future pilot programs;

•

The receipt of long-term services agreements;

•

Our raising necessary working capital and any associated costs which will be charged as expenses to our future results of operations;

•

Our sales or licensing of our technologies in inventory;

•

The volume and timing of orders we receive, including the sale of our water filtration systems;

•

The availability of components from our suppliers for Ozonix™ and water filtration systems;

•

Pricing pressures;

•

Our reliance upon third parties, including Pierce Manufacturing Inc. which is principally responsible for the marketing of our Tactical Water Filtration Truck;

•

Our ability to develop a working prototype of our Ecos LifeLink and market it in third world countries; and

•

General economic and political conditions, including the future price of natural gas and the impact of the current credit crisis and weakness of the capital markets.

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

We are not, and do not intend to, actively commercialize our products overseas. Rather, in order to reduce operating costs, we intend to focus on licensing our intellectual property to third-party operators. By doing so, we lose the power to control day-to-day operations. If these third parties do not exploit the licenses effectively, our ability to penetrate markets and our future revenue will be adversely affected.

If we lose the services of key personnel, it could adversely affect our business.

Our future success is dependent upon our President and Co-Chief Executive Officer, Dennis McGuire, and our Chairman and Co-Chief Executive Officer, Mr. Patrick Haskell.  Mr. McGuire has played a significant role in inventing and developing our technologies has also provided the necessary drive and vision. Mr. Haskell recently joined us after providing important financing.  He is managing our business and focusing on raising additional capital.  This is permitting Mr. McGuire to focus on our Ozonix™ business including implementing and overseeing the pilot programs. The loss of the services of Mr. McGuire or Mr. Haskell could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that they will remain with us in the future due to circumstances either within or outside of our control. We do not have any key man life insurance covering the lives of Mr. McGuire or Mr. Haskell.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including our patents is our key asset. Our Ozonix™ technology is based upon proprietary trade secrets, and we have filed a United States patent application covering the technology. Our water filtration system relies on a combination of three existing patent applications. Our Ecos LifeLink and Ecos Power Cube products are subject to a pending patent application. If one or more patents are not issued by the United States, the value of the Ozonix™ or our other technologies could be materially reduced. Competitors may also be able to design around our patents and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

We launched the commercialization of our water filtration systems in 2005. Ecosphere Systems, Inc., a 90%-owned subsidiary, has a limited operating history and has not sold any of its water filtration systems, including its Tactical Water Filtration Truck. This limited operating history makes predicting future operating results difficult. In addition, our prospects must be considered in light of the risks and uncertainties Ecosphere Systems may encounter including its ability to:

•

Be able to sell its mobile water filtration systems to governments in advance of natural disasters and terrorist events and otherwise successfully market the systems through its reliance on Pierce Manufacturing Inc.;

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

In December 2006, we announced the introduction of our new clean tech micro utility products which are held by Renewable Energy. We have not produced a prototype or commenced any marketing activities other than appearances at trade shows. Accordingly, it is difficult for investors to evaluate this subsidiary’s business and prospects. We expect that we will encounter many of the difficulties and uncertainties often faced by early stage businesses. Our ability to market this technology may be hampered since we believe our customers will be in remote areas in third world countries that are not part of the power grid. While people in these remote areas may need the services of our clean tech micro utility, these areas and countries are very poor and may not have the funding necessary to purchase our products or use the communications services. While we are relying upon foundations and humanitarian agencies, as well as the more prosperous U.S. and other western governments to help provide the funding, there are enormous obstacles and competing needs for this funding.

If the future prices of natural gas remains low or are further reduced, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ozonix™ business.

With high prices for natural gas, energy companies began profitably drilling in shale areas.  These operations rely on enormous supplies of clean water.  Much of the water used in drilling gas wells in shale areas flows back in a polluted state creating an opportunity for our Ozonix™ business.  Horizontal drilling in shale areas is very expensive; however, high prices for natural gas justify the drilling and associated costs.  Natural gas prices have recently fallen substantially.  If it remains at current levels or falls further, horizontal drilling may not be cost-effective and could adversely affect our Ozonix™ business.

If we need additional capital to fund our operations, we may not be able to obtain sufficient capital and may be unable to continue operating our business.

The recent slowdown in the global economy and severe decline in the stock market may adversely affect our ability to raise capital. If adequate additional financing is not available on reasonable terms or at all, we may not be able to continue operating our business or build the equipment when we receive orders for our products. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

Any of the following factors could affect the market price of our common stock:

•

Our failure to generate revenues;

•

The sale of a large amount of common stock by our shareholders;

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

Our Board of Directors may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board of Directors to issue preferred stock to investors who support our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

If we are required to issue securities which are priced at less than the conversion price of our convertible securities or the exercise price of warrants sold, it will result in additional dilution to us.

We currently have outstanding approximately $1,151,876 of convertible debentures which is convertible at $0.15 per share and 10,162,602 warrants exercisable at $0.15 per share. These securities contain provisions that will require us to reduce their conversion price and their exercise price, respectively, in the event that we sell additional securities while the convertible securities and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our convertible securities or the exercise price of these warrants. If this were to occur, current investors, other than the purchasers of the convertible securities and warrants, would sustain material dilution in their ownership interest of Ecosphere.

If the holders of our outstanding convertible debentures, notes and preferred stock and outstanding warrants and options convert and exercise their securities into common stock, we will issue a significant number of shares, which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of September 30, 2008, we have 82,272,208 shares of our common stock outstanding. We also have convertible debentures which convert into 7,679,173 shares of common stock, convertible notes which convert into 20,078,571 shares of common stock, 40,690,530 warrants to purchase shares of common stock and 42,744,211 stock options.  Additionally, we have and may in the future pay interest on some of our debentures in shares of common stock. Because of the low price of our common stock, we may issue a very large number of shares if we elect to pay interest in common stock. As described in the risk factor above, our convertible debentures and many of our warrants contain provisions which require us to adjust the conversion price and/or exercise price if we issue shares of common stock at a price below the conversion price of the convertible debentures and/or the exercise price of the warrants. If the conversion price of the convertible securities and/or the exercise price of the warrants are adjusted, this would lead to the issuance of additional shares upon conversion or exercise as applicable. If the holders of the securities described in this risk factor convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

An investment in Ecosphere may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors in this offering. No assurance can be given that we will be successful in issuing common stock or other equity securities on terms acceptable to us, whether in private placements or a public offering.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers, directors and one employee own 10,491,484 shares of our common stock or 12.7% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding convertible notes, options and warrants held by them (and assuming we receive shareholder approval to increase our authorized capital), they beneficially own 35,366,301 shares or 32.8%.  If all of our equity equivalents are exercised and converted, we would have 193,976,591 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

Item 7.

Financial Statements.

See pages F-1 through F-34.

PART III

Item 13.

Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Bylaws(1)
4.1	Form of Common Stock Certificate(11)
4.2	Form of Convertible Promissory Note(2)
4.3	Form of Senior Convertible Debenture(3)
4.4	Form of Convertible Promissory Note($0.15)(4)
4.5	Form of Warrant Issued to Debenture Holders(4)
4.6	Form of Warrant ($0.15)(4)
4.7	Warrant (Heller Capital)(4)
10.1	Securities Purchase Agreement(3)(5)
10.2	2006 Equity Incentive Plan(1)
10.3	2003 Stock Option Plan for Outside Directors and Advisory Board Members(6)
10.4	2003 Equity Incentive Plan(6)
10.5	Amendment to the 2003 Stock Option Plan for Outside Directors and Advisory Board Members(7)
10.6	Amendment to the 2003 Equity Incentive Plan(8)
10.7	Agreement with Vice-Admiral George R. Sterner(7)(9)
10.8	Form of 2006 Management Compensation Adjustment Plan(10)
10.9	Form of Amendment to 2006 Management Compensation Adjustment Plan(11)
10.10	Form of Stock Option Agreement(11)
10.11	Form of Restricted Stock Agreement(1)
10.12	Promissory Note Extension Agreement with Robert Baratta(13)
10.13	Form of Stock Option Agreement in Warrant/Option Exchange Offer(4)
10.14	Secured Line of Credit Agreement(4)
10.15	Employment Agreement with Dennis McGuire(7)
10.16	Employment Agreement with Michael R. Donn, Sr.(7)
10.17	Consulting Agreement with WSR Consulting, Inc.(4)
21	Subsidiaries(4)
23.1	Consent of Salberg & Company, P.A.
23.2	Consent of Tedder, James & Worden, P.A.
31.1	Certification of Co-Chief Executive Officer (Section 302)
31.2	Certification of Co-Chief Executive Officer (Section 302)
31.3	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Co-Chief Executive Officer (Section 906)
32.2	Certification of Co-Chief Executive Officer (Section 906)
32.3	Certification of Chief Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-KSB filed on April 15, 2005.

(3)

Contained in Form 8-K filed on December 20, 2006.

(4)

Contained in Form 10-KSB filed on April 15, 2008.

(5)

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

Date: November 6, 2008

ECOSPHERE TECHNOLOGIES, INC.

/s/ Dennis McGuire
Dennis McGuire
President and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 6, 2008	/s/ Patrick Haskell
Patrick Haskell
Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/	Chief Financial Officer (Principal Financial Officer and	November 6, 2008
Adrian G. Goldfarb	Chief Accounting Officer)
/s/	Director	November 6, 2008
Joe M. Allbaugh
/s/	Director	November 6, 2008
Gene H. Davis
/s/	Director	November 6, 2008
Michael R. Donn, Sr.
/s/	Director	November 6, 2008
D. Stephen Keating
/s/	Director	November 6, 2008
George Sterner
/s/	Director	November 6, 2008
Charles Vinick
/s/	Director	November 6, 2008
Thomas D. Wolfe

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

As more fully described in Note 19, subsequent to the issuance of the Company's 2007 consolidated financial statements and our report thereon dated April 4, 2008, we became aware that those consolidated financial statements should have presented certain operating gains below the gross profit line item rather than in the revenue section of the statement of operations. This change reduces the revenues and gross profit and increase operating gains but has no effect on the Company’s financial condition at December 31, 2007 and no effect on its loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended December 31, 2007.  In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raises substantial doubt about the Company's ability to continue as a going concern.

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

/s/ SALBERG & COMPANY, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 4, 2008 (except for Note 19 as to which

                          the date is ________, 2008 )

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2007	2006
	(As Restated - Note 19)
Revenues from operations	$750,007	$2,414,155

Cost of revenues	888,302	1,513,448

Gross profit (loss)	(138,295)	900,707

Operating gains and other operating – income:

Gain from sale of intellectual property and related assets, net	5,259,370	—

Operating expenses
Selling, general and administrative (including stock based compensation of $1,297,796 and $520,692 in 2007 and 2006, respectively)	5,849,673	5,075,244
Impairment of assets	15,000	50,000
Impairment of investment	5,000	38,592
Gain on settlement of accrued expenses	—	(130,073)
	5,869,673	5,033,763

Loss from operations	(748,598)	(4,133,056)

Other income (expense):
Other income (loss)	11,664	(6,164)
Loss on conversion	(74,189)	—
Loss on extinguishment of debt	(2,757,534)	—
Interest expense	(2,992,663)	(2,060,368)
Total other income (expense)	(5,812,722)	(2,066,532)

Minority Interest in net income of affiliates	—	(40,951)

Net loss	(6,561,320)	(6,158,637)

Preferred stock dividends	(141,802)	(198,369)

Net loss applicable to common stock	$(6,703,122)	$(6,357,006)

Net loss per common share applicable to common stock	$(0.11)	$(0.12)
(basic and diluted)
Weighted average number of common shares outstanding	60,596,054	54,533,670

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

REVENUE RECOGNITION

Revenue from sales of equipment is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue from water-jetting and water-filtration service contracts is recognized ratably over the service period or as the service is rendered. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered. Revenue from the sale of intellectual property and related assets is recognized as a gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues. The 2006 revenues include $234,000, which was for services performed in 2005; because of the uncertainty of collection, we recognized these revenues upon collection in 2006.

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

The table below presents certain financial information by business segment for the year ended December 31, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$750,007	$—	$750,007	$—	$750,007
Gain from sales of intellectual property and related assets, net	$—	$5,259,370	$—	$5,259,370	$—	$5,259,370
Interest expense and loss on extinguishment of debt	$—	$—	$—	$—	$(5,750,197)	$(5,750,197)
Depreciation and amortization	$(72,071)	$(24,344)	$—	$(96,405)	$(53,339)	$(149,744)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Non-cash compensation expense	$—	$—	$—	$—	$(1,297,796)	$(1,297,796)
Net Income (loss)	$(72,071)	$600,351	$(11,755)	$516,525	$(7,077,845)	$(6,561,320)

Segment fixed assets	$865,487	$23,944	$—	$889,431	$931,278	$1,820,709
Fixed asset additions (disposals) (net)	$(466,329)	$(694,010)	$—	$(1,160,339)	$236,374	$(923,965)
Total Assets	$260,552	$7,223	$148,881	$416,656	$1,018,686	$1,435,342

The table below presents certain financial information by business segment for the year ended December 31, 2006:

	Ecosphere Systems Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$234,000	$2,180,155	$—	$2,414,155	$—	$2,414,155
Interest expense	$—	$—-	$—	$—	$(2,060,368)	$(2,060,368)
Depreciation and amortization	$38,467	$97,383	$—	$135,850	$52,957	$188,807
Non-cash compensation expense	$—	$—	$—	$—	$520,692	$520,692
Segment fixed assets	$571,302	$1,478,469	$—	$2,049,771	$1,766,060	$3,815,831
Fixed asset additions	$517,220	$760,515	$—	$1,277,735	$5,372	$1,283,107

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

19.

RESTATEMENT

The Company restated its Consolidated Statement of Operations for the year ended December 31, 2007 and all related disclosures in the Form 10-KSB.  The restatement consisted of changing the financial statement presentation of the Consolidated Statement of Operations by renaming the financial statement line “Revenues from sale of intellectual property, net” to “Gain from sale of intellectual property and related assets, net” and reclassifying the positioning of this financial statement line item from the “Revenue” section to a new operating section entitled “Operating Gains and Other Operating Income”, which is located between Gross profit (loss) and Operating expenses.  Note 1, “revenue recognition” and Notes 13 and 17 were revised to conform to the change.  The effect of the restatement was to reduce revenues and gross profit for the year ended December 31, 2007 by $5,259,370 creating a gross loss of $138,295 and to increase Operating Gains and Other Operating Income by $5,259,370.  There was no effect on the Company’s financial position at December 31, 2007 and no effect on the Company’s loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended December 31, 2007 as a result of this reclassification of financial statement line items.