Form 10-Q
period 2008-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2008-11-13
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of the issuer’s common stock as of November 8, 2008, was 83,816,918

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	Page

Item 1.

Condensed Consolidated Financial Statements.

1

Condensed Consolidated Balance Sheets

Condensed Consolidated Statements of Operations

Condensed Consolidated Statements of Cash Flows

Supplemental Cash Flow Information

Notes to Condensed Consolidated  Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

21

Item 3.

Qualitative and Quantitative Disclosures about Market Risk

25

Item 4.

Controls and Procedures

25

Item 4T.

Controls and Procedures

25

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

26

Item 1A.

Risk Factors.

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

26

Item 3.

Defaults Upon Senior Securities.

27

Item 4.

Submission of Matters to a Vote of Security Holders.

27

Item 5.

Other Information.

27

Item 6.

Exhibits.

27

SIGNATURES

28

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
Current Assets
Cash and equivalents	$386,930	$329,848
Accounts receivable	123,474	3,800
Inventories	32,426	162,601
Prepaid expenses and other current assets	69,024	117,685
Total current assets	611,854	613,934
Property and equipment, net	1,291,512	548,118
Construction in progress	426,416	––
Patents, net	21,715	23,290
Debt issue costs, net	343,910	—
Deposits	55,998	—
Investment	—	250,000
Total assets	$2,751,405	$1,435,342
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit

Current Liabilities
Accounts payable	$947,951	$956,815
Accounts payable - related parties	87,214	32,994
Accrued liabilities	1,120,035	1,182,798
Capital lease obligations	43,464	34,238
Due to affiliate	2,000	2,000
Deferred revenue - related party	—	156,000
Deposit	250,000	—
Notes payable – related parties (net of discount) – current portion	1,173,290	476,000
Notes payable – third parties (net of discount) – current portion	2,637,543	1,842,555
Total current liabilities	6,261,497	4,683,400
Capital lease obligations – less current portion	17,073	51,970
Deferred rent	1,031	—
Notes payable - related parties - less current portion	149,447	—
Notes payable to third parties (net of discount) – less current portion	555,681	285,983
Total Liabilities	6,984,729	5,021,353
Redeemable convertible cumulative preferred stock series A	1,154,744	1,129,431
11 shares authorized; 9 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,154,744 at September 30, 2008)
Redeemable convertible cumulative preferred stock series B	2,776,065	2,728,364
484 shares authorized; 424 and 429 shares issued and outstanding, respectively, $2,500 per share Redemption amount plus dividends in arrears ($2,776,065 at September 30, 2008)
Commitments and Contingencies (Note 12)
Stockholders’ Deficit
Common stock, $0.01 par value; 150,000,000 shares authorized; 82,022,207 and 63,927,180 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	822,022	639,266
Common stock issuable, $0.01 par value, 250,000 and 297,763 issuable at September 30, 2008 and December 31, 2007, respectively	2,500	2,978
Additional paid-in capital	52,842,359	45,214,073
Accumulated deficit	(61,831,014)	(53,300,123)
Total stockholders’ deficit	(8,164,133)	(7,443,806)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$2,751,405	$1,435,342

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$122,454	$6,789	$123,474	$668,588
Cost of revenues	27,276	33,805	27,276	888,645
Gross profit (loss)	95,178	(27,016)	96,198	(220,057)
Operating expenses
Selling, general and administrative	1,914,178	940,761	4,249,788	3,510,898
Total operating expenses	1,914,178	940,761	4,249,788	3,510,898
Loss from operations	(1,819,000)	(967,777)	(4,153,590)	(3,730,955)
Other income (expense):
Other income (loss)	769	2	(12,652)	11,663
Loss on conversion	(209,823)	(44,245)	(256,271)	(44,245)
Interest expense	(1,740,534)	(1,071,070)	(4,108,378)	(2,474,988)
Total other income (expense)	(1,949,588)	(1,115,313)	(4,377,301)	(2,507,570)
Net loss	(3,768,588)	(2,083,090)	(8,530,891)	(6,238,525)
Preferred stock dividends	(34,937)	(34,661)	(105,188)	(106,553)
Net loss applicable to common stock	$(3,803,525)	$(2,117,751)	$(8,636,079)	$(6,345,078)
Net loss per common share applicable to common stock (basic and diluted)
	$(0.05)	$(0.04)	$(0.12)	$(0.11)
Weighted average number of common shares outstanding	74,858,556	61,099,834	69,605,413	59,378,161

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(8,530,891)	$(6,238,525)
Adjustments to reconcile net loss to net cash used in operating activities		.
Depreciation and amortization	142,150	191,955
Amortization of debt issue costs	327,508	42,149
Amortization of prepaid expenses	128,146	149,155
Accretion of discount on notes payable	3,308,099	2,138,564
Loss on conversion of accrued interest and accounts payable to stock	292,338	––
Amortization of patents	1,575	5,121
Non-cash compensation expense	1,097,462	346,254
Warrants issued for services	7,161	––
Impairment of inventory	6,601	––
Common stock issued for settlement	12,500	98,906
Option/warrant exchange program expense	15,679	––
Options issued for services	10,808	––
Changes in operating assets and liabilities	-
Decrease (increase) in accounts receivable	(119,674)	13,765
(Increase) decrease in inventories	(32,426)	22,020
Decrease in prepaid expenses and other current assets	2,678	52,850
(Increase) in debt issue costs and other non-current assets	(147,501)	––
Increase accounts payable	86,476	619,433
Increase in deferred rent	1,031	17,141
Increase in deposit	250,000	––
Increase in accrued expenses	216,245	835,511
Net cash used in operating activities	(2,924,035)	(1,705,701)
INVESTING ACTIVITIES:
Proceeds from sale of investment	250,000	––
Construction in process purchases	(426,416)	––
Proceeds from sale of equipment	––	––
Purchase of property and equipment	(885,544)	(393,646)
Net cash (used in) provided by investing activities	(1,061,960)	(393,646)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	3,294,790	––
Proceeds from issuance of notes payable and warrants to related parties	980,000	350,000
Proceeds from issuance of notes payable to related parties	41,856	130,000
Proceeds from exercise of warrants for cash	166,800	––
Repayments of notes payable	(173,618)	(126,233)
Repayments of notes payable to related parties	(241,080)	(14,000)
Principal payments on capital leases	(25,671)	(210,000)
Net cash provided by (used in) financing activities	4,043,077	129,767
Net increase (decrease) in cash	57,082	(1,969,580)
Cash, beginning of period	329,848	1,989,758
Cash, end of period	$386,930	$20,178

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Nine Months Ended September 30,
	2008	2007

Cash paid for interest	$176,051	$144,746
Cash paid for income taxes	$––	$––

Non-cash investing and financing activities:
Accrued preferred stock dividends	$105,188	$106,553
Beneficial conversion features of covertible notes and debentures	$1,638,005	$—
Warrants issued in connection with financing	—	705,368
Common stock issued for services	$343,161	$—
Common stock issued for debt issue costs	$523,017	$—
Comon stock issued to repay debt	$—	$525,000
Conversion of convertible notes and debentures payable to common stock	$1,752,200	$—
Common stock issued as payment of accrued interest	$79,775	$318,412
Common stock issued in payment of services or accounts payable	$15,000	$—
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$32,174	$87,500
Purchase of equipment financed with capital lease and common stock	$—	$1,890,000
Conversion of accrued interest to notes payable	$184,214	$—

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Solutions, Inc. (“EES”) and Ecosphere Renewable Energy Corp. (“EREC”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process.  EREC was formed in July 2008 to develop and market the Company’s Ecos Lifelink and Power Cube technologies.

The Company continually monitors its positions with, and the credit quality of, the financial institutions it invests with. Periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

In connection with the sale of certain intellectual property and assets of UES in October 2007, the Company obtained a 5% interest in Chariot Robotics, Inc. This interest had been recorded as an investment at December 31, 2007 in the amount of $250,000. In January 2008, the Company sold its 5% interest in Chariot Robotics, Inc. for $250,000.

At September 30, 2008, inventory consists of the cost of a trailer which will be incorporated into a future recycling unit. During the three months ended September 30, 2008, the Company wrote off the cost of the original Ozonix™ unit, $162,601, which was built for testing in the Barnett Shale of Texas, when it was determined the value of the unit was impaired. In connection with the write-off, the Company also reduced deferred revenue related to the unit in the amount of $156,000, resulting in a loss on impairment of $6,601.  This unit is not the unit deployed in the Barnett Shale under the recently completed 90-day pilot program.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007 and the Form 10-KSB/A No. 1 filed on November 6, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

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

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2008, the Company incurred net losses applicable to common stock of approximately $8.64 million, and used cash in operations of approximately $2.9 million.  At September 30, 2008, the Company had a working capital deficiency of approximately $5.65 million, a stockholders’ deficit of approximately $8.2 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity. In addition, the Company has entered into an Agreement to sell a 49% interest in its LifeLink and Ecos PowerCube technologies and received a $250,000 deposit (See Note 13). In addition, the Company received $1,215,000 of new financing during the three months ended September 30, 2008 and anticipates receiving an additional $125,000 in the near future. Further, on November 12, Bledsoe Capital Group notified the Company that it intended to immediately fund $500,000  and the Company expects to receive an additional $1.5 million under a secured line of credit agreement with Bledsoe Capital Group. (See Note 14) As a result of the recent limited liquidity, the Company’s management has temporarily deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.

PROPERTY AND EQUIPMENT

During the three months ended September 30, 2008, the Company completed the manufacture and assembly of the Devon pilot project Ozonix™ recycling unit and delivered the equipment to the site of the pilot program, Cleburne,Texas. In connection with the delivery of the Devon recycling unit, the Company reclassified the cost of manufacturing the equipment, $818,291 from construction in progress to property and equipment and began depreciating the unit. Depreciation for the three months ended September 30, 2008 relating to this unit was $27, 276.

4.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

During the three months ended June 30, 2008, the Company repaid $100,000 of notes to related parties. The Company signed a new note agreement for $374,423 with a related party which replaces a note which was in default for nonpayment. Under the terms of the new note, all amounts due under the prior note including accrued interest will be repaid in quarterly installments of $50,000 over two years. The note bears interest of 7%. In connection with the signing of the new note, the Company made a payment $31,080.  See Note 11 for further information on the above transactions.

In July 2008, the Company negotiated a one year extension of a note payable that was due in July 2008.  Under the terms of the modification and extension of the note, the Company repaid $100,000 of principal, and $15,510 of accrued interest. In addition, the Company paid an extension fee of $25,000, $12,500 of which was paid in cash and $12,500 of which was paid through the issuance of 26,042 shares of the Companys’ common stock. The Company also paid attorney fees of the borrower in the amount of $2,500.

In July 2008, a promissory note, which was in default for nonpayment of principal and interest in the amount of $25,000 and $6,000, respectively, was converted by the holder into a $31,000 convertible, one year note bearing annual interest of 10% and convertible at $0.15 per share.  The note holder was issued 31,000 shares of common stock as inducement to extend the note. The Company recorded a debt discount of $9,912 related to the relative fair value of the common stock issued and $21,088 related to the beneficial conversion feature. In August 2008, the note holder converted the note into 206,667 shares of common stock.

During the three months ended September 30, 2008, convertible notes with an aggregate principal balance of $1,062,739 were converted into 7,084,928 shares of the Company’s common stock. As a result the Company recognized additional interest expense of $348,482 representing the unamortized debt discount on the dates of conversion.  Further, $236,157 of convertible debentures were converted into 1,574,380 shares of the Company’s common stock during the three months ended September 30, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

As a result the Company recognized additional interest expense of $154,888 representing the unamortized debt discount on the dates of conversion.

During the three months ended September 30, 2008, the Company received $1,215,000 in exchange for original issue discount, convertible, one year notes with an aggregate principal balance of $1,350,000. The notes are convertible at $0.36 per share. The Company recorded an original issue discount of $135,000 representing the difference between the principal amounts and the amounts received and recorded a loan discount related to the beneficial conversion feature of $1,076,724. As of September 30, 2008, the unamortized discount was $1,140,942 related to these notes. The Company’s Co-CEO and Executive Vice President of Business Development each loaned the Company $100,000 in connection with these notes. In addition, a director loaned the Company $180,000 in connection with these notes.

As of September 30, 2008, a note to a Company owned by our Founder and Co-CEO in the amount of $26,000 is in default for failure to make payment within terms. As of September 30, 2008, $100,000 of other notes payable are in default for failure to make payments within terms. The Company intends to repay these notes either through future cash flows from operations, upon the sale of intellectual property held by the Company, or with proceeds from possible future debt or equity offerings. All notes in default have been treated as demand instruments and are reflected as current liabilities.

A summary of total loans and total discounts as of September 30, 2008 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$5,475,738	$(2,282,514)	$3,193,224
Less current portion	4,290,488	(1,652,945)	2,637,543
Convertible & non-convertible notes payable, net of current portion	$1,185,250	$(629,569)	$555,681

Related parties
Convertible & non-convertible notes payable	$1,814,302	$(491,565)	$1,322,737
Less current portion	1,664,855	(491,565)	1,173,290
Convertible & non-convertible notes payable, net of current portion	$149,447	$––	$149,447

5.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of September 30, 2008 and December 31, 2007, there were nine shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 6,000 common shares. Accrued dividends totaled $929,744 and $904,431 at September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008, no holders converted any shares of Series A preferred stock into common stock. See Note 14 for conversions of Series A Redeemable Convertible Cumulative Preferred Stock subsequent to September 30, 2008.

Series B

As of September 30, 2008 and December 31, 2007, there were 424 and 429 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,716,065 and $1,655,864 on September 30, 2008 and December 31, 2007, respectively. During the three months ended September 30, 2008, no holders converted shares of Series B preferred stock into common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

6.

COMMON STOCK

The Company is authorized to issue up to 150,000,000 shares of its $0.01 par value common stock as of September 30, 2008.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Issuances of the Company’s common stock during the three months ended September 30, 2008 included the following:

Shares Issued for Accrued Interest

a)

19,875 shares of common stock with a value of $12,304, based upon the quoted trading prices of between $0.46 and $0.71 per share, were issued in payment of $2,982 of accrued interest on debentures resulting in a loss on conversion of $9,323.

Shares Issued Upon Conversion of Convertible Notes and Debentures

b)

7,084,928 shares of common stock were issued to convert $1,062,739 of convertible notes payable at a conversion rate of $0.15 per share.

c)

1,574,380 shares of common stock were issued to convert $236,157 of convertible debentures at a conversion rate of $0.15 per share.

Shares Issued upon Exercise of Warrants

d)

1,000,000 shares of common stock were issued in exchange for receipt of $150,000 upon the exercise of warrants with an exercise price of $0.15 per share.

e)

60,000 shares of common stock were issued in exchange for $16,800 upon the exercise of warrants with an exercise price of $0.28 per share.

f)

703,557 shares of common stock were issued upon the cashless exercise of warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.15 per share. Per the warrant agreement, the number of shares was calculated based upon the average closing price of the Company’s common stock for the ten trading days preceding the exercise which was $0.506 per share.

Shares Issued as Inducement to Renew Promissory Notes

g)

31,000 shares of common stock with a relative fair market value of $9,912 were issued as inducement for a note holder to sign a new convertible note agreement.

h)

26,041 shares of common stock with a fair market value of $12,500 were issued as inducement for a one year extension for repayment of a note payable.

Shares Issued for Convertible Note Finder’s Fee

i)

450,000 shares of common stock with a fair market value of $288,000 were issued to the Company’s Co-CEO in repayment of liability of 87,500 due the Co-CEO as a finder’s fee, resulting in a loss on conversion of $200,500.

Shares Issued for Consulting and Advisory Board Fees

j)

59,524 shares of common stock with a fair market value of $25,000 were issued to an Advisory Board member for a four month consulting arrangement. In addition, the Company issued 16,000 shares of common stock to this advisory board member representing the vested shares from the restricted stock granted to the Advisory Board member upon his appointment to the Advisory Board.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $191,746 for the nine months ended September 30, 2008. The following table summarizes non-vested restricted stock and the related activity as of September 30, 2008:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2008	441,960	$0.44
Granted	881,333	$0.18
Vested	(1,219,435)	$0.24
Forfeited	(10,163)	$0.82
Unvested at September 30, 2008	93,695	$0.63

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2008 was $58,590 which is expected to be recognized over a weighted average period of approximately 1.9 years.

7.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 111,680,385 shares of common stock at September 30, 2008) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share. Currently, there are lockout agreements in place for options, warrants and convertible debt relating to approximately 45,484,896 common stock equivalents. Under the agreements, the holders of these common stock equivalents have waived their right to exercise or convert these common stock equivalents into shares of common stock until such time as the authorized shares of the Company are increased.

8.

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

	For the Nine Months Ended September 30,
	2008	2007
Expected volatility	92.5% - 139.4%	144%
Expected lives	2.50	5 yrs.
Risk-free interest rate	2.23% - 3.33%	4.62%
Expected dividend yield	None	None

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Employee Fixed Plan Options

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,565,625	$0.93	8,268,830	$1.00
Granted	2,380,918	$0.39	400,000	$0.50
Exercised	––	$––	––	$––
Forfeited	(2,986,999)	$1.11	(240,500)	$0.83
Expired	––	$––	––	$––
Outstanding at end of period	6,959,544	$0.81	8,428,330	$0.97
Exercisable at end of period	5,199,126	$0.89	5,097,597	$1.05
Outstanding
Weighted average remaining contractual term		4.6		5.5
Aggregate intrinsic value		$1,324,008		$––
Weighted average grant date fair value		$0.21		$0.20
Exercisable
Weighted average remaining contractual term		4.7		6.1
Aggregate intrinsic value		$1,138,800		$––

Employee Fixed Non-Plan Options

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,316,667	$0.52	8,760,003	$1.70
Granted	23,700,000	$0.45	––	––
Exercised	––	––	––	––
Forfeited	(2,300,000)	$1.12	—	—
Expired	—	—	—	—
Outstanding at end of period	32,716,667	$0.47	8,760,003	$1.70
Exercisable at end of period	12,836,667	$0.48	8,760,003	$1.70
Outstanding
Weighted average remaining contractual term		4.8		5.0
Aggregate intrinsic value		$3,205,633		$—
Weighted average grant date fair value		$0.21		$—
Exercisable
Weighted average remaining contractual term		4.9		5.0
Aggregate intrinsic value		$2,239,633		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

Non-Employee Fixed Non-Plan Options

	For the Nine Months Ended September 30, 2008		For the Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,495,000	$1.20	5,495,000	$1.20
Granted	1,618,000	$0.28	—	—
Exercised	—	—	—	—
Forfeited	(4,045,000)	$1.23	—	—
Expired	—	—	—	—
Outstanding at end of period	3,068,000	$0.63	5,495,000	$1.20
Exercisable at end of period	3,068,000	$0.63	5,495,000	$1.20
Outstanding
Weighted average remaining contractual term		3.1		4.9
Aggregate intrinsic value		$453,040		$—
Weighted average grant date fair value		$—		$—
Exercisable
Weighted average remaining contractual term		3.1		4.9
Aggregate intrinsic value		$453,040		$—

Options

For the Three Months Ended March 31, 2008

In connection with the Company’s warrant and option exchange program, the Company issued new three year options to purchase 2,491,200 shares of common stock, exercisable at $0.28 per share in exchange for the forfeiture of 6,228,001 warrants to purchase shares of common stock. The weighted average exercise price of the warrants forfeited was $0.96 and the weighted average remaining life of those warrants was 2.02 years. The fair market value of the new warrants calculated with the Black-Scholes method using a volatility of 124%, an expected life of 3 years and a discount rate of 2.27% resulted in an aggregate fair market value of $15,679 for those warrants/options where the new option value exceeded the old value. Company recorded $15,679 in non-cash option expense during the three months ended March 31, 2008.

For the Three Months Ended June 30, 2008

During the three months ended June 30, 2008 the Board of Directors granted options to purchase shares of the Company’s common stock to its Founder and Co-Chief Executive Officer (Co-CEO). Options were granted to purchase 7,000,000 shares at an exercise price of $0.30 per share, the fair market value on the date of the grant, over a five year term. Of the options granted, 2,000,000 vested immediately, 2,000,000 will vest over a three year period subject to continued employment on the applicable vesting date and 3,000,000 will vest over a three year term, subject to meeting specified milestones.

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

During the three months ended June 30, 2008, the Board of Directors also issued options to purchase 8,250,000 shares of common stock and cash settled SARS to the Company’s other Co-CEO exercisable at $0.50 per share, the fair market value on the date of the grant, over a five year term.  Of the options and SARS, 2/3 will vest over a three year period subject to continued employment on the applicable vesting date, and the balance vest over a three year period upon meeting a specified milestone approved by the Board of Directors. The options will vest 2/3 over a three year period and 1/3 will begin vesting over a three year term upon the signing of a long term agreement with a major energy company or another significant milestone approved by the Board of Directors. The exercise of either the options or the SARS cancels the same number of the other security.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

The fair market values of the options granted during the three months ended June 30, 2008 were calculated with the Black-Scholes method using volatility of 133.6% to 135.6%, an expected term of 2.5 years and discount rates of 2.5% to 3.1%. The Company recognized non-cash option expense related to employee options of $572,426 for the three months ended June 30, 2008. Unrecognized non-cash option expense related to unvested options, not subject to conditional vesting, were approximately $2.86 million as of June 30, 2008 and will be recognized over the next 2 -3 years.

For the Three Months Ended September 30, 2008

In July 2008, the Company issued an employee options to purchase 300,000 shares of common stock and cash settled SARS, respectively, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term. Of these options and SARS, 100,000 vested immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

In August 2008, the Company’s Executive Vice President of Business Development was granted options to purchase 1,500,000 shares of the Company’s common stock. The options vest over three years, subject to continued employment and are exercisable 500,000 at $0.42 per share, 500,000 at $0.85 per share and 500,000 at $1.10. The options expire in five years. The fair market value of the Company’s stock on the date of grant was $0.42 per share.

In September 2008 in conjunction with the appointment of three new directors, the Board of Directors issued 854,168 options and cash settled SARS, exercisable at $0.48 per share, the fair value on the date of the grant, and vesting over a three year period, subject to continued service on the board. In addition the Board granted existing members 312,500 options and cash settled SARS, and granted Advisory Board members 156,250 options and cash settled SARS, all exercisable at $0.48 and vesting on June 30, 2009, subject to continued service. All the options and cash settled SARS expire in five years.

The fair market values of the options granted during the three months ended September 30, 2008 were calculated with the Black-Scholes method using volatility of 123% to 137.86%, an expected term of 2.5 years and discount rates of 2.37 to 3.33. The Company recognized non-cash option expense related to employee options of $355,452 for the three months ended September 30, 2008. Unrecognized non-cash option expense related to unvested options, not subject to conditional vesting, were approximately $3.35 million as of September 30, 2008 and will be recognized over the next 2 -3 years.

Warrants

For the Three Months Ended March 31, 2008

Warrants to purchase 510,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with new convertible notes. The fair market value of these new warrants was calculated with the Black-Scholes method using a volatility of 92.5% to 94.9% , an expected term of 5 years and a discount rate of 2.23% to 2.49% resulting in a debt discount of $28,665.

 In addition, the exercise price of 365,000 warrants, issued in connection with a previous financing, were modified from $0.20 per share to $0.15 per share. The fair market value of the modified warrants was calculated with the Black-Scholes method using a volatility of 117.5%, an expected term of 5 years and a discount rate of 3.75% resulting in an additional debt discount of $979.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

During the three months ended June 30, 2008, the Company issued an additional 1,805,000 warrants to an individual as a finder’s fee in connection with the additional $1,805,000 received from these investors. The fair market value of these warrants was calculated with the Black-Scholes method using volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%. The fair market value of these additional warrants, $472,971 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

Warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.15 per share and a three year term were issued in connection with a new $1,000,000 note. The relative fair market value of these warrants was calculated with the Black-Scholes method using a volatility of 133.63% , an expected term of 3 years and a discount rate of 2.71% resulting in a debt discount of $182,576 which will be amortized to interest expense over the life of the note.

For the Three Months Ended September 30, 2008

In July 2008, the Board granted the consulting company that provides CFO services to the Company, 650,000 warrants and cash settled SARS, exercisable at $0.45 per share and vesting over a three year period. All of the warrants vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date. Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of September 30, 2008 is presented below:

Shares
Warrants issued for cash	504,500
Warrants issued for financing	36,431,030
Warrants issued for services	3,665,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at September 30, 2008	40,960,530

9.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

•

Ecosphere Energy Solutions, Inc. (EES) which we organized in November 2006. EES owns our Ozonix TM technology.

The table below presents certain financial information by business segment for the nine months ended September 30, 2008.

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$123,474	$123,474	$—	$123,474
Interest expense and amortization of debt discount	$—	$—	$(128)	$(128)	$(4,108,250)	$(4,108,378)
Depreciation and amortization	$(85,692)	$(2,785)	$(28,985)	$(117,462)	$(24,688)	$(142,150)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(85,692)	$(2,785)	$(257,021)	$(345,498)	$(8,185,393)	$(8,530,891)
Segment fixed assets & construction in process	$865,487	$25,824	$1,260,090	$1,578,312	$976,103	$2,554,415
Fixed asset additions (disposals) (net)	$—	$4,899	$1,260,090	$1,264,989	$44,825	$1,309,814
Total Assets	$335,708	$4,818	$1,415,090	$1,755,616	$995,789	$2,751,405

The table below presents certain financial information by business segment for the nine months ended September 30, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$668,588	$—	$668,588	$—	$668,588
Interest expense	$—	$—	$—	$—	$(2,474,988)	$(2,474,988)
Depreciation and amortization	$(77,582)	$(167,511)	$—	$(245,093)	$(21,547)	$(266,640)
Non-cash compensation expense	$—	$—	$—	$—	$(284,254)	$(284,254)
Segment assets	$517,220	$3,024,236	$—	$3,541,456	$931,278	$4,472,733
Fixed asset additions	$—	$1,849,020	$—	$1,849,020	$(120,963)	$1,728,057

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended September 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$(1,020)	$123,474	$122,454	$—	$122,454
Interest expense and amortization of debt discount	$—	$—	$(106)	$(106)	$(1,740,428)	$(1,740,534)
Depreciation and amortization	$(28,564)	$(1,320)	$(28,558)	$(58,442)	$(7,274)	$(65,716)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(29,719)	$(979)	$(28,541)	$(59,239)	$(3,709,349)	$(3,768,588)
Segment fixed assets	$865,487	$25,824	$1,260,090	$1,578,312	$976,103	$2,554,415
Fixed asset additions (disposals) (net)	$—	$4,688	$571,420	$576,108	$44,825	$620,933
Total Assets	$335,708	$4,818	$1,415,090	$1,755,616	$995,789	$2,751,405

The table below presents certain financial information by business segment for the three months ended September 30, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$6,789	$—	$6,789	$—	$6,789
Interest expense	$—	$—	$—	$—	$(1,071,070)	$(1,071,070)
Depreciation and amortization	$(20,452)	$(56,525)	$—	$(76,977)	$(4,688)	$(81,665)
Non-cash compensation expense	$—	$—	$—	$—	$(40,677)	$(40,677)
Segment assets	$517,220	$3,024,236	$—	$3,541,456	$931,278	$4,472,733
Fixed asset additions	$—	$301,037	$—	$301,037	$(265,992)	$35,045

11.

RELATED PARTY TRANSACTIONS

In connection with our organization in 1998, a corporation controlled by our Co-Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the year ended December 31, 2007, we paid $14,000 of principal on this note payable. The note bears interest of Prime +2% (7.0% as of September 30, 2008) and as of September 30, 2008, unpaid principal and interest of $26,000 and $18,750, respectively, is due under the note. See Note 4.

As of December 31, 2007, the Company had issued convertible notes due to the Co-Chief Executive Officer and the Senior Vice President of Administration in the amount of $210,000. During the six months ended June 30, 2008, the Company repaid $210,000. See Note 4.

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during the three months ended June 30, 2008. Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000. In connection with the agreement, the Company paid the director $31,080. No payments have been made on this note during the three months ended September 30, 2008.See Note 4.

Since December 2007, an investor has advanced the Company $650,000 in exchange for one year, convertible secured notes, all with a conversion rate of $0.15 per share. In connection with the financings, the investor was issued five year warrants to purchase 980,000 and 320,000 shares of the Company’s common stock at exercise prices of $0.15 and $0.20, respectively.  On June 17, 2008, after the investments had been made, the investor was appointed Chairman of the Board of Directors and Co-CEO. Additionally, the investor is entitled to a finder’s fee in the amount of $87,500 related to the additional $1,750,000 of convertible secured notes funded during the three months ended June 30, 2008, which he has advised the Company he intends to take in common stock, once the Company has authorized capital and donate the shares to charity. In September 2008, the Company issued the Co-CEO 450,000 shares of common stock, valued at $288,000, in repayment of the finder’s fees resulting in a loss on conversion of $200,500. At the time of the original investments of $665,000, which the investor spearheaded beginning in December 2007, the Company agreed to reimburse the investor for legal fees of approximately $40,000, which remain unpaid. The investor/Co-CEO intends to have the Company reimburse him with common stock, once the Company has authorized capital.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

In June 2008, the Board of Directors approved the terms of new employment agreements with its Co-Chief Executive Officers, Chief Operating Officer and Senior Vice President of Administration. The Board of Directors approved a compensation package for Chairman of the Board and Co-CEO consisting of an annual base salary of $250,000, increasing to $450,000 upon achievement of a significant milestone. This salary will either accrue or be payable in common stock until the Company has sufficient cash resources. He is also eligible to receive a performance bonus upon meeting an additional milestone. The Board also approved a new compensation package for the Founder and Co-CEO since his prior agreement had expired.  The new agreement provides for a base annual salary of $325,000, increasing to $400,000 on January 1, 2009 and includes performance bonuses based upon meeting a number of milestones.  The Board of Directors also approved a new compensation package for the Chief Operating Officer which provides for an annual bas salary of $125,000.

In August 2008, an investor who previously loaned the Company $250,000 in exchange for one year secured convertible notes and 500,000 warrants was appointed as Executive Vice President of Business Development. Subsequent to his appointment, the investor employee loaned the company an additional $100,000 in exchange for a one year original issue discount convertible note bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share. In connection with his appointment, the investor employee was granted options to purchase 1,500,000 shares of the Company’s common stock. (See Note 8)

In September 2008, an investor who previously loaned the Company $50,000 in exchange for one year secured convertible notes and 100,000 warrants was appointed to the Board of Directors. Subsequent to his appointment, the investor director loaned the company an additional $180,000 in exchange for a one year original issue discount convertible note bearing interest of 11.1% and convertible into common stock at the rate of $0.36 per share. In connection with his appointment, the investor director was granted options to purchase 229,167 shares of the Company’s common stock at an exercise price of $0.48 per share. (See Note 8)

On July 3, 2008, the Company amended a Consulting Agreement with a consulting company in which the Company’s Chief Financial Officer is president and 50% owner. Under the new Agreement, the Chief Financial Officer is devoting substantially all of his time and his company is also supplying the Company with its accounting service. The consulting fee was increased to $19,500 per month. Additionally, the Board granted the consulting company 650,000 options and cash settled SARS, exercisable a $0.45 per share over a three year period. All of the options vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date. Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

13.

SIGNIFICANT EVENTS

•

On June 3, 2008, the Company entered into an agreement for a 90 day Pilot Program to recycle frac flowback water at the well site for Newfield Exploration Co., a large energy company operating in the Woodford and Arkoma basins in Oklahoma and Colorado. The Company has begun building the initial Ozonix™ water filtration technology based recycling unit which will process 3,500 barrels per day. As of September 30, 2008 the Company has included the costs incurred to date to build the unit for this pilot program, $381,215, in Construction in Progress. During the Pilot Program, the Company will be paid a fee for each barrel of water recycled.

•

On July 30, 2008, the Company entered into a definitive agreement with Bledsoe Capital Group (BCG) relating to the Company’s LifeLink and Ecos Power Cube technologies. Under the agreement, Bledsoe Capital was to purchase a 49% share of Ecosphere Renewable Energy Corp. (EREC), a newly formed subsidiary of the Company, in exchange for $1,715,000. The Company received $250,000 upon the signing of the agreement. On October 31, 2008, BCG informed the Company that it did not intend to consummate this transaction. The deposit received from BCG will be credited toward the $40 million of working capital to be contributed by BCG should BCG exercise its option to acquire 50% of the Ozonix™ technology for the energy business or will be refunded by the end of 2009 in either cash or common stock of the Company.

•

In August 2008, the Company completed building and delivered the first Ozonix™ unit for use in its 90 day Pilot Program with an oil and gas drilling company in the Barnett Shale area of Texas.  The Company began operating this unit to provide water recycling services under the Pilot Program on August 7, 2008. During the Pilot Program, the Company earned $123,272 for recycling frac flowback and produced water. The Ozonix unit operated as anticipated by the Company.

•

On September 3, 2008, the Company entered into a new agreement for a 90 day Pilot Program to recycle frac flowback water at the well site for Williams Companies, Inc., another large energy company operating in the Barnett Shale region of Texas. The Company has begun building the Ozonix™ water filtration technology based recycling unit for this project which will process approximately 3,500 barrels per day. As of September 30, 2008 the Company has included the costs incurred to date to build the unit for this Pilot Program, $45,201, in Construction in Progress. During the Pilot Program, the Company will be paid a fee for each barrel of water recycled.

14.

SUBSEQUENT EVENTS

•

On October 3, 2008, the holder of warrants to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.15 exercised the non-cash exercise provisions of their warrant agreement and were issued 1,552,710 shares of the Company’s common stock based on the average closing price of the stock for the ten trading days preceding the exercise date.

•

In October 2008, holders of Series A preferred stock converted 2 shares into 12,000 shares of the Company’s common stock.

•

On November 5, 2008, the Company delivered the initial Ozonix mobile water recycling system unit for the Newfield Pilot Program to a well site operated by Newfield in Coalgate, Oklahoma.

•

On November 6, 2008, BCG agreed to advance $2 million to the Company to support the progress and implementation of the Ecosphere Ozonix technology in the energy industry. On November 12, 2008 BCG notified the Company of its intent to immediately fund the first $500,000 with subsequent advances due by November 30, 2008, conditioned upon the results of laboratory testing at the Newfield Exploration Co. Pilot Project site. The advances will be secured by Ozonix units deployed by the Company under agreements with Newfield Exploration Co. and The Williams Companies. The loan will be due three years following the initial advance.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(UNAUDITED)

If the Company enters into a long-term agreement with Newfield and/or Williams to recycle frac flowback water and BCG does not exercise its option to acquire 50% of the Ozonix technology for the energy business, BCG will have the option to convert the loan by purchasing the units and leasing them back to the Company in exchange for a fixed monthly lease payment and a per barrel of water recycled fee. If BCG does exercise its option, the principal and any accrued interest will be credited toward the $40 million of working capital to be contributed by BCG to support the Ozonix technology and the business, which will be 50% owned by each of the Company and BCG.

As additional consideration for the loan, Ecosphere will issue to BCG three-year warrants to purchase one share of common stock for every three dollars advanced, exercisable at $0.25 per share.

•

Since September 30, 2008, the Company has received an additional $235,000 in funding in exchange for original issue discount convertible, one year notes, convertible at $0.35 per share and bearing annual interest of 11.11%. In November 2008, the Board of Directors authorized an additional $245,000 of such financing.

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

We are an independent water engineering and services company that  is currently primarily focused on servicing natural gas and oil exploration companies to treat their industrial waste waters for reuse. Our onshore domestic areas of operations will include the major developing shale plays that include but are not limited to The Barnett Shale, the Fayetteville Shale, the Haynesville Shale, the Anadarko and Arkoma Basins of the Mid-Continent, the Rocky Mountains, the Marcellus Shale and the Canadian provinces. In the future, we may also  offer our services to the offshore exploration markets of the Continental United States.

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

Presently, Ecosphere owns several technologies that are completed and available for global marketing. We are focusing on the introduction of the Ozonix™ units into the Barnett Shale area of North Texas and the Woodford and Arkoma basin areas of Oklahoma and Colorado. Ecosphere’s business model is to build mobile water treatment units and treat the frac flowback water near the drilling sites; where warranted, the units can also be sold to energy companies.

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

•

U.S. Provisional Patent filed - The Ecosphere Ozonix™ Process for enhanced water treatment for reclamation of waste fluids.

ECOSPHERE TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended September 30, 2008 to the Quarter Ended September 30, 2007

The Company’s net loss increased $1,685,498 during the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. The primary reasons for this increase was higher interest expense and non-cash equity based compensation which were partially offset by lower general and administrative cost resulting from reduced staffing due to the sale of the Company’s robotic ship stripping technology, assets and inventory in October 2007 and cost reduction measures, primarily in the areas of professional fees, taken by the Company in the first quarter of 2008.

Revenues

Revenues for the three months ended September 30, 2008 increased $115,665 or 1700% over the three months ended September 30, 2007, primarily from the Devon Energy pilot program. The Company had limited operating activity during the three months ended September 30, 2007.

Operating Expenses

Operating expenses for the three months ended September 30, 2008 were $1,914,178 compared to $940,761 for the three months ended September 30, 2007. This increase resulted from an increase in non-cash compensation expense of $318,000 associated with restricted stock and options vesting during the period. In addition, professional fees increased $276,000 due to additional services related to SEC filings and a matter which went to arbitration. Further, expenses associated with building equipment for pilot and for operating the equipment in the field amounted to $313,000 for the three months ended September 30, 2008. No such costs were incurred in 2007. Finally, consulting fees increased $44,215 and insurance costs increased $51,000, all related to the increased manufacturing and operating activity in the three months ended September 30, 2008.

Loss From Operations

Loss from operations for the three months ended September 30, 2008 was $1,819,000 compared to a loss of $967,777 for the three months ended September 30, 2007. The increase in the loss from operations in 2008 versus 2007 was due to the operating expense increase identified above which was partially offset by the 2008 revenue increase.

Interest Expense

Interest expense was $1,740,534 and $1,071,010 for the three months ended September 30, 2008 and 2007, respectively. Of the 2008 amounts, approximately $1,509,829 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and $217,732 actual and accrued interest associated with the notes payable. Of the 2007 amounts, approximately $492,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash), $113,000 actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $34,937 for the three months ended September 30, 2008 and $34,661for the three months ended September 30, 2007. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a significant number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $3,803,525 for the three months ended September 30, 2008, compared to a net loss applicable to common stock of $2,117,751 for the three months ended September 30, 2007. Net loss per common share was $0.05 for the three months ended September 30, 2008 as compared to a net loss per common share of $0.04 for the three months ended September 30, 2007. The primary cause of the decrease in net loss applicable to common stock was the increase in operating expenses and interest expense in 2008.

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

The Company’s net loss increased $2,291,000 during the nine months ended September 30, 2008 when compared to the nine months ended September 30, 2007. The primary reasons for this decrease was higher interest expense and higher selling, general and administrative costs resulting from the additional manufacturing and operating activity of the Company during 2008.

Revenues

Revenues were $123,474 for the nine months ended September 30, 2008 as compared to $668,588 for the nine months ended September 30, 2007. The decrease resulted from the sale of the Company’s robotic ship stripping technology, and related assets  in October 2007 and the Company’s focus on the production of the initial water filtration unit utilizing the Ozonix™ water filtration technology which was completed in August 2008.

ECOSPHERE TECHNOLOGIES, INC.

Operating Expenses

Operating expenses for the nine months ended September 30, 2008 were $4,249,788 compared to $3,510,898 for the nine months ended September 30, 2007. This increase resulted from a increases in non-cash compensation of $813,000, added operating expenses related to the pilot project equipment builds and operation of $313,000, professional fees of $184,000 and a one time settlement of a dispute with a former employee of $129,000. These increases were partially offset by decreases in consulting fees of $188,000, salaries and wages of $260,000 and research and development costs of $173,000.

Loss From Operations

Loss from operations for the nine months ended September 30, 2008 was $4,153,590 compared to a loss of $3,730,955 for the nine months ended September 30, 2007. The increase in loss from operations in 2008 versus 2007 was due to the increase in operating expenses.

Interest Expense

Interest expense was $4,108,378 and $2,474,988 for the nine months ended September 30, 2008 and 2007, respectively. Of the 2008 amounts, approximately $3,525,716 related to the accretion of the discounts associated with warrants granted and conversion features included in the Company’s notes payable (non-cash) and $569,000 actual and accrued interest associated with the notes payable. Of the 2007 amounts, approximately $688,000 related to the accretion of the discounts associated with the Company’s notes payable (non-cash), $1,343,000 actual and accrued interest associated with the notes payable and $50,000 for a one time loan renewal fee.

Preferred Stock Dividends

Preferred stock dividends were $105,188 for the nine months ended September 30, 2008 and $106,553 for the nine months ended September 30, 2007. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2007 because a significant number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $8,636,079 for the nine months ended September 30, 2008, compared to a net loss of $6,345,078 for the nine months ended September 30, 2007. Net loss per common share was $0.12 for the nine months ended September 30, 2008 as compared to a net loss per common share of $0.11 for the nine months ended September 30, 2007. The primary cause of the increase in net loss applicable to common stock is the increase in interest expense and by an increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,924,035 for the nine months ended September 30, 2008, compared to $1,705,701 for the nine months ended September 30, 2007. This decrease in cash used relates to the reduction of operating expenses as previously described.

The Company's net cash used by investing activities was $1,061,960 for the nine months ended September 30, 2008 compared to net cash used by investing activities of $393,646 for the nine months ended September 30, 2007. The Company invested $1,311,960 in equipment components associated with the Ozonix™ units which are being constructed for the two pilot programs. These expenditures were partially offset by proceeds of $250,000 from the Company’s sale of its 5% investment in Chariot Robotics, LLC in January 2008.

The Company’s net cash provided by financing activities was $4,043,077 for the nine months ended September 30, 2008 compared to net cash provided by financing activities of $129,767 for the nine months ended September 30, 2007. The increase was the result of proceeds from new convertible notes of $4,233,134 which was partially offset by repayments of notes due to related parties of $241,080 and $173,618 paid to third party note holders.

As of the date of this Report, the Company has approximately $165,340 in cash. It has met its working capital needs primarily through secured line of credit loans.

In August 2008, the Company completed building and delivered the first Ozonix™ unit for use in its 90 day Pilot Program with an oil and gas drilling company in the Barnett Shale area of Texas. This unit has a projected processing capacity of 7,000 barrels per day. The Company began operating this unit to provide water recycling services under the Pilot Program on August 7, 2008. During the Pilot Program, the Company earned $123,272 for recycling frac flowback and produced water .

ECOSPHERE TECHNOLOGIES, INC.

On June 3, 2008, the Company signed an agreement for a 90-day Pilot Program to provide water recycling of frac flowback water the well site for Newfield Exploration Co., a large energy company operating in the Woodford and Arkoma basins in Oklahoma and Colorado. The Company manufactured and delivered the initial Ozonix™ unit for this Pilot Program and it commenced operating on November 5, 2008. This unit has a projected processing capacity of approximately 3,500 barrels per day.  The Company will receive a prescribed fee for each barrel of water recycled.

On September 3, 2008, the Company entered into a new agreement for a 90 day pilot program to recycle frac flowback water at the well site for Williams Companies, Inc., another large energy company operating in the Barnett Shale region of Texas. The Company has begun building the Ozonix™ water filtration technology based recycling unit for this project which will process approximately 3,500 barrels per day. The Company will receive a prescribed fee for each barrel of water recycled.

On November 6, 2008, Bledsoe Capital Group, LLC (“BCG”) agreed to advance $2 million to the Company to support the progress and implementation of the Ecosphere Ozonix technology in the energy industry. On November 12, 2008, BCG notified the Company of its intent to immediately fund the first $500,000 with subsequent advances due by November 30, 2008 conditioned upon the results of laboratory testing at the Newfield pilot project site. The advances will be secured by Ozonix units deployed by the Company under the agreements with Newfield Exploration Co. and The Williams Companies. The loan will be due three years following the initial advance.

The funds from these operating and financing activities will help with short-term liquidity concerns, but the Company anticipates it needs to raise up to an additional $10 million over the next 12 months to meet its working capital and debt obligations. The Company's other short-term and long-term liquidity requirements are expected to result from working capital needs to build and deploy the Company’s Ozonix™ water filtration units, retire existing trade liabilities and to pay other operating expenses. Of the obligations due in the next twelve months, $2,415,000 consists of secured notes convertible at $0.15 per share and $1,611,111 of original issue discount notes convertible at $0.36 per share. In addition, the Company must pay $1,151,876 of the remaining principal of its senior convertible debentures in December 2009, unless they are converted at $0.15 per share.  If the Company enters into a long-term agreement with a major energy company, it anticipates that it will be able to finance its capital requirements. Otherwise, the Company will need to refinance its existing indebtedness and / or raise additional capital.

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

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the Condensed Consolidated Financial Statements (Unaudited).

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

ECOSPHERE TECHNOLOGIES, INC.

FORWARD-LOOKING STATEMENTS

The statements in this Report relating to our future liquidity and successful completion of the Pilot Program are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, operation of the Company’s Ozonix unit in the field, internal issues relating to Newfield and Williams including their acceptance of the performance of the units and the condition of the capital and financial markets. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-KSB for the year ended December 31, 2007.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2008, the Company made no changes in the control procedures related to financial reporting.

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

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance
Secured Line of Credit Investors	August 27, 2008 through October 3, 2008	$1,361,111 of convertible notes exercisable at $0.36 per share	Providing financing
Ecosphere Noteholders	August 28, 2008 and September 11, 12 &18, 2008	6,516,435	Shares issued to noteholders at $0.15 per share upon conversion of notes payable
Executive Officer	September 3, 2008	450,000	Finder’s fee
Advisory Board Members	September 3, 2008	156,250 stock options and stock appreciation rights granted in tandem exercisable at $0.48 per share	For service as an advisory board member
Executive Officer	September 3, 2008

1,500,000 stock options and stock appreciation rights granted in tandem of which (i) 500,000 are exercisable at $0.42 per share, (ii) 500,000 are exercisable at $0.85 per share and (iii) 500,000 are exercisable at $1.10 per share

			Employment as an executive officer
Consultant	September 5, 2008	59,524	Consulting services
Holder of Convertible Debentures	September 5, 8,12 & 23, 2008	1,324,380	Partial conversion of convertible debentures
Holders of Convertible Debentures	September 5, 8 & 23, 2008	14,125	Shares issued in lieu of paying cash interest on senior convertible debentures
Warrantholder	September 12, 2008	703,557	Exercise of warrants
Holder of Stock Options	September 16, 2008	60,000	Exercise of stock options
Warrantholder	October 6, 2008	1,532,710	Exercise of warrants
Holders of Preferred Stock	October 23 & 28, 2008	12,000	Conversion of preferred stock

ECOSPHERE TECHNOLOGIES, INC.

Item 3.

Defaults Upon Senior Securities.

Not applicable

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.

Other Information.

Not applicable

Item 6.

Exhibits.

(a) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	Amendment to Bylaws (adopted June 17, 2008)
10.1	Secured Line of Credit Agreement dated May 12, 2008
10.2	Secured Line of Credit Agreement dated August 28, 2008
10.3	Form of Stock Option Agreement in Warrant/Option Exchange Offer (2)
10.4	Summary of Patrick Haskell Compensation Arrangement (3)
10.5	Summary of Dennis McGuire Compensation Arrangement (3)
10.6	Summary of Adrian Goldfarb Compensation Arrangement (3)
10.7	Summary of Michael R. Donn, Sr. Compensation Arrangement (3)
10.8	Summary of Robert Barratta Note Extension Agreement (3)
10.9	First Amendment to the 2006 Equity Incentive Plan
10.10	Second Amendment to the 2006 Equity Incentive Plan
10.11	Gordon Goodman Settlement Agreement (3)
10.12	Bledsoe Capital Group, LLC Exclusive Option Agreement
10.13	Bledsoe Capital Group, LLC Credit Agreement
31.1 31.2	Certification of co-Principal Executive Officer (Section 302) Certification of co-Principal Executive Officer (Section 302)
31.3	Certification of Principal Financial Officer (Section 302)
32.1 32.2	Certification of co-Principal Executive Officer (Section 906) Certification of co-Principal Executive Officer (Section 906)
32.3	Certification of Principal Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in Form 10-KSB filed on April 15, 2008.

(3)

Contained in Form 10-Q filed on August 14, 2008.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

November 12, 2008	/s/ Dennis McGuire
Dennis McGuire
President and Co-Chief Executive Officer (Co-Principal Executive Officer)

November 12, 2008	/s/ Patrick Haskell
Patrick Haskell
Chairman and Co-Chief Executive Officer (Co-Principal Executive Officer)

November 12, 2008	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)