Form 10KSB/A
period 2007-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2008-12-05
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-KSB/A

No. 2

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

EXPLANATORY NOTE

This Report on Form 10-KSB/A No. 2 amends the Form 10-KSB/A No 1 filed on November 6, 2008. It is being filed to correct  scrivener’s errors and to file auditors’ consents. As a result, Item 6 amended in Form 10-KSB/A No. 1 has been omitted.

PART II

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

ECOSPHERE TECHNOLOGIES, INC.

Date: December 5, 2008	/s/ Patrick Haskell
Patrick Haskell
Chairman and Chief Executive Officer (Principal Executive Officer)

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

As more fully described in Note 19, subsequent to the issuance of the Company's 2007 consolidated financial statements and our report thereon dated April 4, 2008, we became aware that those consolidated financial statements should have presented certain operating gains below the gross profit line item rather than in the revenue section of the statement of operations. This change reduces the revenues and gross profit and increases operating gains but has no effect on the Company’s financial condition at December 31, 2007 and no effect on its loss from operations, net loss, net loss applicable to common stock, net loss per share or cash flows for the year ended December 31, 2007.  In our related report, we expressed an unqualified opinion with an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion on the revised consolidated financial statements, as expressed herein, remains unqualified with an explanatory paragraph describing conditions that raises substantial doubt about the Company's ability to continue as a going concern.

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

                         the date is October 30, 2008)

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

Operating gains and other operating income:

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

6.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

	December 31, 2007	December 31, 2006

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. These notes were reclassified as notes payable to an unrelated party during the year ended December 31, 2007.	$—	$429,882

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

	240,000	240,000

Unsecured note payable to shareholder, interest at 18%, due upon demand. This note was reclassified as payable to an unrelated party during the year ended December 31, 2007.	—	60,000

Unsecured demand notes payable to principal shareholders, interest at 10%.	210,000	—

Unsecured note payable to a company owned by Ecosphere’s principal shareholders, interest at prime plus 2% (9.25% at December 31, 2007), due upon demand. The note is in default at December 31, 2007.	26,000	40,000

Unsecured note payable to shareholder and director of Ecosphere Japan, Ltd., interest at 5%, due upon demand. Transferred to accrued liabilities as of December 31, 2007, due to litigation status.	—	47,500

Total	$476,000	$817,382
Less: current portion	$476,000	259,072
Related party notes payable – net of current portion	$—	$558,310

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

150,000	175,000

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

6.

NOTES PAYABLE (CONTINUED)

	December 31, 2007	December 31, 2006

Unsecured notes payable to a group of shareholders, requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. As of December 31, 2007, four loans totaling $229,624 had been converted into new 10% convertible notes, in exchange for receiving 1 share of common stock for each $1 of principal converted. The new 10% convertible notes are convertible into common stock at the rate of $0.15 per share and are due in October 2008. Subsequent to December 31, 2007, one additional note in the amount of $81,986 was converted into a 10% convertible note.	156,882	—

Unsecured convertible notes payable, convertible into common stock at a rate equal to the closing price of the Company’s common stock the day before the investment was made. Interest at 12%, due 12 months from the respective issues dates through August 2007. As of November 13, 2007, letters of extension are outstanding and all loans are in default.	275,000	325,000

Unsecured bridge finance note payable of $50,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 18%. At December 31, 2007, this note was in default and due on demand. At December 31, 2006, this note was classified as payable to a related party; in 2007, the relationship ceased and the note was reclassified.	50,000	—

Unsecured notes payable of $150,000 and $550,000 at December 31, 2007 and 2006, respectively, issued with one restricted common share for each dollar invested; interest at 8%, due 12 months from the respective issue dates through November 2007. At December 31, 2007, $150,000 of the notes payable was in default with a resultant interest rate of 18%. Net of discount of $0 and $362,250, respectively, at December 31, 2007 and December 31, 2006. As of March 27, 2008 two loans totaling $100,000 have been extended and the remaining loan is in default.	150,000	187,750

Installment note, payable $9,518 monthly through September 2008, collateralized by equipment, interest at 11.1%. This note was assumed by UES in connection with the asset and intellectual property sale.	—	157,120
Total	$2,128,538	$5,499,150

Less current portion	$1,842,556	$2,069,614

Long-term debt	$285,982	$3,429,536

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

	For the Year Ended December 31,
	2007	2006
Expected volatility	117%	1.00% - 25.53%
Expected lives	5 yrs	5-10 yrs.
Risk-free interest rate	3.58%	4.57% - 5.22%
Expected dividend yield	None	None

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

17.

SIGNIFICANT TRANSACTION

•

On October 9, 2007 the Company sold the ship stripping and certain other assets of UES to Chariot Robotics LLC (“Chariot”) for cash of $6,200,000, and the assumption of a $1,400,000 note payable with a carrying value of $1,305,396, net of discount and approximately $135,000 of trade payables. As additional consideration, the Company received a five percent ownership interest in Chariot, LLC valued at $250,000 and paid the legal fees of the buyer by issuing shares of common stock. The UES patents relating to automobile and airplane stripping were not sold. The Company computed the gain from sale of intellectual property and related assets as follows:

Cash proceeds	$6,200,000
Capital lease assumed by the buyer	1,305,396
Other liabilities assumed	135,000
5% Investment in Chariot, LLC	250,000
Settlement of other liabilities	26,040
Less: Carrying value of inventory, equipment and patents	(2,334,150)
Value of shares issued to pay buyer’s legal fees	(322,916)
Gain from sale of intellectual property and related assets, net	$5,259,370

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