Form 10-K
period 2008-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2009-03-25
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Ecosphere Technologies, Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	000-25663	20-3502861
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida 34997

(Address of Principal Executive Office) (Zip Code)

(772) 287-4846

 (Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
		Yes	✓	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
		Yes	✓	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	✓	Yes		No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	Yes	✓	No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Market Value of approximately $28,637,000 based on June 30, 2008 closing price of $0.47 per share.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 85,311,795 as of March 16, 2009.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by

a court.	Yes		No

DOCUMENTS INCORPORATED BY REFERENCE

INDEX

Page

Part I.

Item 1.       Business.

1

Item 1A.    Risk Factors.

7

Item 1B.     Unresolved Staff Comments.

7

Item 2.        Properties.

8

Item 3.        Legal Proceedings.

8

Item 4.        Submission of Matters to a Vote of Security Holders.

8

Part II.

Item 5.        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

9

Item 6.         Selected Financial Data.

10

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

10

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

24

Item 8.          Financial Statements and Supplementary Data.

24

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

24

Item 9A.       Controls and Procedures.

24

Item 9A(T)   Controls and Procedures.

24

Item 9B.       Other Information.

25

Part III.

Item 10.        Directors, Executive Officers and Corporate Governance.

26

Item 11.        Executive Compensation.

30

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters.

37

Item 13.        Certain Relationships and Related Transactions, and Director Independence.

39

Item 14.        Principal Accounting Fees and Services.

41

Part IV.

SIGNATURES

44

i

PART I

Item 1.

Business.

Description of Business.

Ecosphere Technologies Inc. is a diversified water engineering and services company dedicated to solving critical water recovery, treatment and recycling challenges through its proprietary and innovative solutions. Since inception, the Company’s strategy has been and continues to be: (1) Invent a technology that addresses a major industrial and environmental problem, (2) Develop the technology from concept design to patenting and prototype, (3) Begin the commercialization of the technology through manufacturing, sales, and services, (4) Identify a partner who will be able to take it to the next level, (5) Create shareholder value through licensing or sale of the technology to market leaders.  The Company has a portfolio of technologies that are in the various stages of development.

The Company has a history of successfully developing and monetizing its technologies.  During 2007, the Company sold its ship stripping robotic technology, resulting in a gain on sale of intellectual property and related assets, net of approximately $5.3 million.  At present, Ecosphere’s wholly owned subsidiary Ecosphere Energy Services, Inc. (EES) is engaged in the business of designing and building high volume mobile water filtration equipment to treat energy related wastewaters. The Company is successfully providing water recycling services to a major energy company, with its patent pending Ecosphere Ozonix™ System while in advanced discussions with a company (s) for the licensing of its technology.  The successful pilot project and subsequent contract with this company proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site.  We manufactured and began testing the prototype of the EcosFrac Tank in the first quarter of 2009.  We believe the EcosFrac Tank will be an important addition to our product line to service the oil and gas industry.

New Energy Related Products Lead to Increased Opportunities

Since inception, Ecosphere has been inventing and developing innovative clean technological applications and solutions to the industrial waste market.  To insure a customer driven solution Ecosphere’s management spent a considerable amount of time learning about the energy industry, its operations, what its problems were and most importantly, what it needed.  In this way, Ecosphere puts itself in a better position to understand its customers and address their needs. The result has been innovative solutions to the serious problems associated with recycling industrial wastewater in the energy sector.

For example, while working with Newfield Exploration Co. on a pilot program to clean its frac flowback water on the backend, Ecosphere saw a need for a front-end solution that eliminated the use of chemicals in the frac fluid going down hole.  Ecosphere created a front-end 4,200 gallon per minute system that is now known as EcosFrac™ that when combined with the Ecosphere Ozonix™ system, provides the natural gas companies with a total water resource management solution.  As Ecosphere continues to work in the energy sector, we believe it will undoubtedly lead to other opportunities for the Company to solve its client’s industrial waste related problems.

Water and Energy

The two most important resources for the world are water and energy.  At present, water cools electric power plants, flows through the turbines at hydroelectric dams, irrigates crops used to produce biofuels, and is pumped underground to crack open rock formations and force oil and gas to producing wells.

The role of water in the energy sector is increasingly critical as many future sources of fossil fuels, including oil sands and unconventional natural gas, are water intensive to produce.  Other energy sources that may be useful for combating climate change, such as carbon capture and storage, biofuels, and nuclear power, also require large volumes of water.

It is estimated that agriculture uses 70% of all freshwater withdrawals and energy uses only 8% of freshwater withdrawals.  However, growing populations and growing demand from other industries will likely squeeze energy’s already thin share of water, especially in those parts of the world experiencing water scarcity. When constraints on water resources are coupled with pressures to reduce greenhouse gas emissions, the challenges for new energy projects grow exponentially.  Therefore, there is a burgeoning demand for finding and implementing solutions that reduce water use and increase water recycling.

Growth in Unconventional Gas (Shale Plays)

Until recently, unconventional sources accounted for a small portion of gas production in the U.S. The term unconventional gas is used to describe deposits of natural gas found in relatively impermeable rock formations—tight sands, coals beds, and shale.

Over the past decade, while U.S. conventional production was declining, technological advances were reducing the cost of extracting nonconventional gas, especially shale gas.  The result was an unconventional gas boom and a surge in U.S. production, particularly from shales, beginning in 2007. According to a Wall Street Journal article “The Unconventional Gas Revolution”, on a global basis, unconventional gas represents a potentially recoverable resource equal to or even exceeding the conventional gas reserves in the world.

According to a Ross Smith Energy Group (RSEG) report dated November 2008, year-end 2009 production could be 55.6 Bcf/d, marking a greater than 4% decline from year-end 2008, assuming an average of 1,000 rigs drilling for natural gas in the U.S.  However, these growth figures are for both conventional and nonconventional (shale) gas plays.  Looking at total peak monthly gas rates brought on from shale and non-shale wells between January 2007-June 2008, conventional gas production still makes up the bulk of monthly additions at about approximately 1.5 Bcf/d, versus approximately 500 MMcf/d.  However, RSEG expects to see shales make up a larger portion of production additions on a go-forward basis as more rigs target unconventional gas projects.  According to the RSEG report, Newfield Exploration, a Houston-based driller that is focused on Mid-Continent prospects, mostly in the Woodford Shale, estimates that production during 2009 will grow  8 - 13%, or a range of 255-267 Bcfe.

Ecosphere Ozonix™ Process

The Ecosphere Ozonix™ process is an advanced oxidation process that we have developed to treat industrial wastewater.  Since late 2007, we have tested our Ecosphere Ozonix™ process on a variety of industrial wastewaters.  The initial application we have chosen for this technology is in the natural gas exploration business to help the energy companies recycle frac flowback waters in the exploration and production of natural gas.  Our contract and experience working for Newfield Exploration with the Ecosphere Ozonix™ System has proven the technology works as designed.

Ecosphere’s proprietary Ozonix™ process is designed to treat frac flowback and produced waters with highly concentrated ozone, electro precipitation, and ultrasonic transducers.  Our process uses hydrodynamic and acoustic cavitations to create nano-sized bubbles that create hydroxyl radicals to oxidize organics and heavy metals in industrial wastewaters.  The process results in the creation of EcosBrine™ and clean fresh water.  EcosBrine™ is a high chloride water (HCW) to be blended at the frac site for recurrent use to reduce completion costs and the clean fresh water replenishes the fresh water pond source extending the life cycle of the natural resources (see EcosFrac™ section).

In order to produce natural gas from shale, the wells must be injected with large volumes of clean water, frac sand, and frac fluids, to drive the gas to the surface. An energy company will use between three and five million gallons of clean water for each well that they frac.  Approximately 30% of this water flows back in the first two to three weeks of the fracturing process that needs to be either treated and recycled for other frac jobs or be disposed of.  The current process of disposal in most natural gas producing regions is underground injection wells. This method of disposal is being challenged by political and environmental groups causing the energy companies to develop recycling technology programs.

The supply of water and conservation is “possibly becoming the most important issue of concern for energy companies.” Many of the leading drilling companies are turning to recycling their frac flow back and produced waters in order to reduce water consumption, control their costs for clean water, and reduce its environmental impact.  The Ecosphere Ozonix™ process reduces well completions costs by recycling 25,000 barrels of water per well.  At an average cost of $3.71 per barrel to haul water in the Woodford Shale, the average cost savings per well is $93,000.  On average, the Ecosphere Ozonix™ process reduces carbon footprint by 50 tons of carbon dioxide per well by eliminating the use of 227 trucks from each well completed.

EcosFrac™ and Ecosphere Total Water Resource Management

Based on the success of the Ecosphere Ozonix™ process in dealing with frac flowback water on the back-end, Ecosphere was challenged with the task of creating a front-end solution—create a clean, bacteria free frac (a.k.a. completions) fluid solution without the use of caustic or hazardous chemicals.

The conventional method of creating frac fluid is to treat pond water with biocides and scale inhibitor..  The biocides and scale inhibitors are added to eliminate aerobic and anaerobic bacteria from the pond water.  The problem is that the chemicals, besides being expensive, create problems down hole (including scaling and corrosion) that reduce well productivity.  Specifically, calcium and iron combined with carbonate and bicarbonate produce the most common types of scaling and corrosion down hole.

Faced with this challenge, Ecosphere created EcosFrac™, an advanced oxidation process that removes organic compounds, many divalent cations, and bacteria.  It works in the following way:

•

Pond water is put through an EcosFrac™ tank, undergoing a chemical free process whereby many divalent cations as well as aerobic and anaerobic bacteria are removed.

•

EcosBrine™, a reduced hardness high chloride water, is a byproduct of the Ecosphere Ozonix™ process.  Blending EcosBrine™ with the bacteria-free water from EcosFrac™, at the frac site, eliminates the need to purchase expensive potassium chloride powders to mix with completions fluid.

•

The blended completions solution is then pumped through the pumper trucks and into the well heads.

Water costs per well

Based on industry estimates, gas drillers spend approximately $224,000 buying, transporting (from water source and to disposal pit), and storing water for a frac and spend $500,000 moving water around a frac (doesn’t include the cost of chemicals-$120,000).  In total, a gas driller spends between $5-$7 million to drill and complete a well.  Therefore, approximately 10% of the well costs are water-related and we are focused on reducing these costs.

Our Strategy

We intend to go after large streams of industrial waste and create innovative solutions to clean, recycle or completely eliminate the waste.  The Company’s strategy is to: (1) Invent a technology that addresses a major industrial and environmental problem, (2) Develop the technology from concept design to patenting and prototype, (3) Begin the commercialization of the technology through manufacturing, sales, and services, (4) Identify a partner who will be able to take it to the next level, (5) Create shareholder value through licensing or sale of the technology to market leaders.

There are three primary reasons that we believe licensing the technology is the best and fastest way to fully commercialize the product.   Politically, in each industry and sector, there are established relationships that have been developed over the course of decades.  If we license the technology to a partner who is already an established player in this world, it can gain acceptance faster and be widely adopted as opposed to a new market entrant stepping in and trying to establish their market share.  Geographical experience is also important is some industries and having an expert in that area is critical to the adoption of a new technology.  Thirdly, by licensing or selling the technology to an experienced operator, the Company does not have to make the capital intensive investment in equipment and labor.  Instead, in the case of a licensing deal, it earns an income stream (percentage of gross revenue), manufactures and sells the equipment to the licensee at a profit, and enjoys the upside as the operation grows.

Our current activities and strategies include:

•

We are currently using our Ecosphere Ozonix™ process to recycle frac flowback water for an energy company in a major U.S. shale play.

•

Our EcosFrac™ technology is currently being tested by a major energy company.  Our plan is to provide energy companies with clean, bacteria-free frac fluid without the use of caustic chemicals.

•

Combined, we are using our proprietary technologies to provide natural gas drillers with Total Frac Water Management.

•

We believe our Ecosphere Ozonix™ process may be used to treat other types of high volume streams of industrial waste.

•

We continue to explore the application of the Ecosphere Ozonix™ process to deal with industrial waste in different sectors.

Our Markets

At present, our market “niche” consists of the Woodford Shale in Oklahoma.  Like the Barnett and Fayetteville shales, the Woodford is not a new discovery.  Geologists have long known this gas-saturated play existed, situated along a long fault line.  According to an Oil and Gas Investor January 2006 report, Woodford wells are 6,000 to 11,000 feet deep and cost $3.3 million on average to drill and complete with multiple fracs required.  As of the date of the report, reserves were estimated to be 2- to 2.5 billion cubic feet equivalent per well, and initial potential rates were better than one million per day and sometimes as much as 3 million a day.  In addition, the Woodford Shale compares favorably to the Barnett shale in terms of organic content (6% to 8% versus 4.5%), per-well production rates and reserve sizes.

Over the longer term, our market may expand to include all major shale plays in the U.S.  According to an Oil and Gas Investor January 2006 report, there are more than 35,000 producing shale-gas wells in the U.S., with cumulative production of about 600 Bcf per year.  Total shale-gas resources in the U.S. have been estimated between 500 and 600 trillion cubic feet (Tcf).  As of the date of the Oil and Gas Investor report, there were 23 companies involved in all domestic shale gas plays including EnCana Corp, Burlington Resources, Devon Energy, EOG Resources, Chesapeake Energy, and Newfield Exploration.  According to Newfield, projected 2009 completions (Barnett, 992; Fayetteville, 40; Woodford, 240; Haynesville, 424; Marcellus, 160) in the five major shale plays will total 2,136.

As additional funding becomes available, we intend to pursue opportunities in the following markets:

•

Offshore drilling;

•

Produced water industry;

•

Biological waste industry (e.g. cow manure, chicken litter, etc…);

•

Purification of Industrial Process Plant Effluents;

•

Mining Industry;

•

Pulp and Paper Industry;

•

Coal Energy Industry; and

•

Any other commercial industry with large streams of industrial waste.

Favorable Political Environment

Barack Obama, the newly elected President of the United States has ambitious plans for energy policy inextricably linked to his intentions for U.S. climate change policy.  His stated objective is to transform the entire U.S. economy onto a greener path.  He links energy and climate change to national security, citing the nation’s dependence on fossil fuels, and “foreign” oil imports in particular, as a “dangerous and urgent threat.” Obama has said that energy will be his administration’s second-highest priority, after the economy.

According to Ross Smith Energy, if Obama succeeds in implementing the energy policy he espoused during the election campaign, the winners look to be renewable energy, energy efficiency technology, natural gas, and plug-in hybrid vehicles.

With respect to the clean energy economy, President Obama stated his intention to:

•

Invest $150 billion over 10 years to create five million green jobs.  The investment is to focus on accelerating the commercialization of plug-in hybrid vehicles, biofuels production (not from food crops) and biofuels infrastructure, and creating a digital electricity grid. (The investment is to be financed by the cap-and-trade permit fees) and

•

Provide an additional $1 billion/year to help manufacturers re-tool to adopt clean technologies and make clean technology products.

With respect to increased efficiency in energy use, his intentions are as follows:

•

Reduce electricity demand by 15% by 2020 through a) annual demand reduction targets for utilities, and b) tighter building and appliance standards. (Coal-fired power likely will bear the brunt of these reductions.)

•

Upend the rewards metric for utilities: reward for improving energy efficiency, not selling more energy.

•

Mandate that all new buildings be “carbon neutral” by 2030.

•

Overhaul federal appliance efficiency standards.

•

Reduce federal government energy consumption 15% by 2015. (The U.S. government is the biggest energy consumer on the planet.)

•

Federal government to invest in a national “smart grid” for electricity distribution and monitoring. Feds to provide a matching grant program for the private sector, up to 25% of costs. (This will be an expensive undertaking.)

Our Competitors

The energy companies use a myriad of different approaches to dealing with frac flowback waters. The primary method of dealing with these waters throughout the U.S. is hauling them to a permitted underground injection site. In some cases vapor distillation technology is being used to treat frac flowback and produced waters at a disposal facility. Our business model is to treat the frac flowback and produced waters at the well site. We believe our Ecosphere OzonixTM technology is a more cost effective alternative that energy companies will prefer due to our pricing structure and the mobility of our solution. Our competitors have substantially greater financial, management, engineering, technical, sales, and marketing resources than we currently have.

Our competitive advantages include cost and the ability to recycle much higher volumes of wastewater. The footprint of the Ecosphere Ozonix™ mobile water treatment plant is considerably smaller than our competitors to treat the same volumes of frac flowback waters. Unlike our competitors’ process, the Ecosphere Ozonix™ process does not need a particular water temperature or pH level, with expansion capability to receive continuous water flow for treatment at high volume. Our process provides an enhanced stream of clean water at the well site.

In addition, we are not aware of any other company in the world that can provide drillers with clean, bacteria-free frac fluid without the use of chemicals.  Being able to recycle frac flowback water on the back-end with the Ecosphere Ozonix™ process and provide the completions team with chemical-free frac fluid on the front-end with the EcosFrac™, EES’s Total Frac Water Management solution is the only one of its kind in the world.

Company History

We were organized in 1998 to develop and commercialize a robotic coating removal system for the marine industry to replace the environmentally harmful grit blasting process. This business remained our primary business until 2005 when we began focusing on our water filtration business. On October 9, 2007, we closed the sale of the ship stripping  technology of UltraStrip Envirobotic Solutions, Inc., our wholly-owned subsidiary (“UES”). The consideration received for the assets was: (i) $6,200,000 in cash, (ii) the assumption of liabilities of $1,535,000, and (iii) issuance to us of 5% of the limited liability company membership interests in the purchaser. We subsequently sold the 5% interest to the purchaser of the assets for $250,000.

During 2008, we advanced our wastewater management business significantly.  In April 2008, we signed a letter of intent with Bledsoe Capital Group to invest $10 million in our company following the negotiation of a $50 million purchase option for 50 percent of the Ecosphere Ozonix™ technology in the energy sector.  In November 2008, we received an advance of $2 million of debt from Bledsoe Capital to support the progress and implementation of the Ecosphere Ozonix technology.

In August 2008, we delivered our first Ecosphere Ozonix™ unit to a large energy exploration company in the Barnett Shale of Texas where we successfully proved the efficacy of the Ecosphere Ozonix™  process in treating frac flowback water during a three month pilot program.  Ecosphere used this pilot program to bring several major energy companies to observe our equipment in operation which resulted in signing two additional pilot programs with major energy companies. In September 2008, we signed a letter of intent to enter into a multi-phase three-month water recycling pilot program with Newfield Exploration.  In November 2008, we delivered an Ozonix mobile water recycling system to Newfield Exploration Company's Mid-Continent operations near Coalgate, Oklahoma.  Due to the positive results we signed a water recycling services contract with Newfield Exploration after only two weeks of the pilot program, which included sampling and verifying laboratory analysis of the recycled waters.

Also in September 2008, the Company entered into a new agreement for a 90 day Pilot Program to recycle frac flowback water at the well site for Williams Companies, Inc., another large energy company operating in the Barnett Shale region of Texas.  The Company has begun building the Ozonix™ water filtration technology based recycling unit for this project which will process approximately 3,500 barrels per day.

The Infrastructure Needs of Remote Areas of Third World Countries

According to the United Nations report titled “World Economic Situation and Prospects 2009”, growth in world gross product (WGP) is expected to slow to 1.0% in 2009, a sharp deceleration from the rate of 2.5% estimated for 2008 and well below the more robust pace in previous years.  The prospects for the Least Developed Countries (LDCs), which did so well on average over the past years, are also deteriorating rapidly. Income per capita for the world as a whole is expected to decline in 2009.

The world’s environment is rapidly moving out of balance with respect to its ability to support its exploding population. According to the United Nations, Department of International Economic and Social Affairs, most projections have world population increasing to 8.5 billion by 2020, with most of the growth coming from the developing countries. According to a 2004 article by Susanne Hesselbarth entitled “Donor Practices and the Development of Bilateral Donors’ Infrastructure,” more than one billion people lack access to roads, 1.2 billion do not have safe drinking water, 2.3 billion have no reliable sources of energy, 2.4 billion lack sanitation facilities and 4 billion are without modern communication services. In the absence of accessible, affordable infrastructure, poor people pay heavily in time, money and health. In 2005, both the International Monetary Fund and the World Bank estimated annual investment needs for infrastructure (including rehabilitation and maintenance) at 5.5% of gross domestic product in developing countries and 9% in the least developed countries. Current spending falls far short, averaging 3.5% of gross domestic product in developing countries. In sub-Saharan Africa, for example, annual infrastructure needs are $17-22 billion, while the annual spending (domestic and foreign, public and private) is about $10 billion. The region’s infrastructure financing gap is thus $7-12 billion per year, or 4.7% of gross domestic product.

According to the World Bank, many of the urgent needs of impoverished rural communities relate to the issue of access. The World Bank believes that access to clean water is a major issue and one that tends to dictate the lives of many rural women who have to carry water from distant sources. As infrastructures have gradually branched out from the urban areas, the most disadvantaged people may continue to be by-passed. The poorest communities are often missing out not only on the infrastructures, but also on all of the benefits that they can bring. Most countries have acknowledged this fact and begun investing in rural infrastructures, trying to reduce the so-called infrastructure gap. Unfortunately, according to the World Bank, the very remote areas tend to be the poorest, the worse served and the most affected. Based on a 1999 appraisal done by the World Bank in the East Asia and Pacific area through survey and focus group discussions, rural infrastructure is the number one priority of all communities, regardless of typologies, gender and ethnicity. Potable water supply ranks second, while irrigation systems, construction/rehabilitation and electricity follow suit. According to the World Bank, this general phenomenon is seen in almost every location where it has attempted community driven development: a very strong demand for roads, bridges, water supplies and other basic infrastructures.

Our Micro-Utility

In late 2006, we announced the introduction of our Ecos LifeLink, which is a micro-utility, contained in two attached 20-foot containers that house the water filtration system. Ecos LifeLink consists of a series of retracting solar panels which cover almost the entire top of the container and also extend outward from it to add additional panels. Ecos LifeLink will use the solar panels and can also use a wind-powered generator to produce the electrical current necessary to run our water filtration system. Additionally, a satellite dish is added on the top in order to provide connectivity for both voice and Internet communications. We applied for a patent for this product with the United States Patent and Trademark Office. We believe that this innovative clean technology product can provide clean water and inexpensive telecommunication services to those persons who are located in remote areas of third world countries off of the so-called “power grid.” Because of the remote location and poverty, these areas do not have readily available electricity, clean water or telephone service.

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

It is our intention to license this technology to a partner who will fund the building of prototypes of both the Ecos LifeLink and Ecos Com Cube, market them to the world, and mass produce them for the market.

Our Intellectual Property

Ecosphere holds an extensive patent portfolio of clean technologies. Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets. Our material intellectual property was invented by our founder and President, Mr. Dennis McGuire, and assigned to us. We also believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology.  See a summary of the status of our existing patents in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”

Manufacturing

We manufacture and assemble our equipment at our headquarters in Stuart, Florida using a network of selected OEM manufacturers to supply us components and also outsource manufacturing to third parties on an as needed basis.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs to bring customers to our website to learn about our technologies. Our company has developed a marketing and communications strategy with our website design team to place our company information and ads on various oil and gas industry websites.  The Company has an agreement with Pierce Manufacturing for the marketing of the Mobile Water Purification System.

Employees

We have 20 full-time employees.  None of our employees are subject to a collective bargaining agreement.

We are a Delaware corporation organized in September 2006 when we reincorporated from Florida, where we originally incorporated in 1998.

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.

Unresolved Staff Comments.

None.

Item 2.

Properties.

The Company leases two buildings in Stuart, Florida comprising an aggregate of 14,700 square feet of space. Our aggregate monthly rent is $12,354. One building houses the corporate offices, and the second building provides warehouse, assembly and testing space. The lease on the corporate office expires on September 30, 2010, and the lease on the warehouse and assembly building expires on August 31, 2011, based upon the extension of the lease which we delivered to the buildings’ owner in May 2005.

The Company leases office space in New York, New York comprising of approximately 2,000 square feet of space.  The monthly rent is $14,917 and the lease expires in May 2013.

Item 3.

Legal Proceedings.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting on November 13, 2008 in order to:

•

To elect eight directors;

•

To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock;

•

To approve an amendment to our Certificate of Incorporation to effect any or all of three reverse stock splits;

•

To approve an amendment to Ecosphere’s 2006 Equity Incentive Plan; and

•

To approve the ratification of Salberg & Company, P.A. as our independent registered public accounting firm for 2008.

Proposal	For	Against	Withheld	Abstain	Broker Non-Votes

To elect the following as directors:
Patrick Haskell	60,145,484	0	1,640,984	0	0
Joe M. Allbaugh	59,143,762	0	2,642,706	0	0
Gene H. Davis	59,517,214	0	2,269,254	0	0
Michael R. Donn Sr.	59,146,357	0	2,640,111	0	0
D. Stephen Keating	59,478,414	0	2,308,054	0	0
George R. Sterner	59,193,002	0	2,593,466	0	0
Charles Vinick	59,103,981	0	2,682,487	0	0
Thomas Wolfe	59,530,764	0	2,255,704	0	0
To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock	49,979,295	11,201,230	0	605,943	0
To approve an amendment to our Certificate of Incorporation to effect any or all of three reverse stock splits:
1 for 4 reverse stock split	54,482,329	7,978,586	0	1,325,553	0
1 for 10 reverse stock split	45,502,213	13,804,221	0	2,480,034	0
1 for 4 and 1 for 10 reverse stock split	46,559,461	13,281,444	0	1,945,563	0
To approve an amendment to Ecosphere’s 2006 Equity Incentive Plan	31,307,175	6,948,402	0	2,922,788	20,608,103
To approve the ratification of Salberg & Company, P.A. as our independent registered public accounting firm for 2008	59,862,227	770,002	0	1,154,239	0

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol ESPH.  The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

		Bid Prices
Year	Quarter Ended	High	Low
2009	March 16, 2009	$0.35	$0.17
2008	March 31, 2008	$0.25	$0.10
	June 30, 2008	$0.62	$0.11
	September 30, 2008	$0.78	$0.36
	December 31, 2008	$0.68	$0.26
2007	March 31, 2007	$0.50	$0.24
	June 30, 2007	$0.50	$0.15
	September 30, 2007	$0.31	$0.13
	December 31, 2007	$0.31	$0.18

We have approximately 1,506 holders of record of our common stock. We believe that additional beneficial owners of our common stock hold shares in street name.

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future. Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. However, currently our senior convertible debentures preclude us from paying dividends.

Equity Compensation Plan Table

The following chart reflects the number granted and the weighted average exercise price for each Plan as of December 31, 2008.

Name Of Plan	Aggregate Number of Securities Underlying Options Granted (1)	Weighted Average Exercise Price Per Share	Aggregate Number of Securities Available for Grant
Equity compensation plans approved by security holders
2000 Long Term Incentive Program and 2003 Equity Incentive Plan(2)	175,500	$0.91	3,824,500
2003 Stock Option Plan for Outside Directors and Advisory Board Members	1,803,000	$0.66	2,697,000
2006 Equity Incentive Plan – Options	4,763,296	$0.70	3,100,197	(3)
Equity compensation plans not approved by security holders (4)	37,020,381	$0.51	N/A

Total	43,762,177

———————

(1)

Consists of stock options.

(2)

Ecosphere does not intend to issue options under this Plan in the future.

(3)

We may issue a total of 10,000,000 shares under the 2006 Equity Incentive Plan, which includes restricted stock, options, restricted stock units and stock appreciation rights.  Because the Company has issued 1,394,001 shares of restricted stock and 742,506 shares of unvested restricted stock, the number of securities available for grant has been reduced.

(4)

Represents outstanding options which have been granted in conjunction with Board of Directors and employee compensation and consulting arrangements. These options vest over a three year period and are generally exercisable over periods ranging from five to 10 years. The exercise price of the options granted ranges from $0.15 to $3.00 per share.

Recent Sales of Unregistered Securities

During the past year, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. Unless stated, all securities are shares of common stock.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Consultants	October 14, 2008	735,714 five-year stock options exercisable at $0.42 per share	Compensation
Ecosphere Warrantholder	November 11 through December 9, 2008	666,667 three-year warrants exercisable at $0.25 per share and $2,000,000 of secured notes	Providing financing
Executive	November 23, 2008	400,000 five-year stock options exercisable at $0.27 per share.	Employment agreement
Executive	October 14, 2008	300,000 five-year stock options exercisable at $0.38 per share.	Employment agreement
Employees	December 19, 2008	625,000 shares of restricted stock vesting in 6 months	Issuance of shares in lieu of cash bonus
Warrantholders	December 30, 2008	225,000	Exercise of warrants at an exercise price of $0.01 per share.

Item 6.

Selected Financial Data.

Not applicable for smaller reporting companies.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Ecosphere Technologies Inc. is a diversified water engineering and services company dedicated to solving critical water recovery, treatment and recycling challenges through its proprietary and innovative solutions.   Since inception, the Company’s strategy has been and continues to be: (1) Invent a technology that addresses a major industrial and environmental problem, (2) Develop the technology from concept design to patenting and prototype, (3) Begin the commercialization of the technology through manufacturing, sales, and services, (4) Identify a partner who will be able to take it to the next level, (5) Create shareholder value through licensing or sale of the technology to market leaders.  The Company has a portfolio of technologies that are in the various stages of development.

The Company has a history of successfully developing and monetizing its technologies.  During 2007, the Company sold its ship stripping technology, resulting in a gain on sale of intellectual property and related assets, net of approximately $5.3 million.  At present, Ecosphere’s wholly owned subsidiary Ecosphere Energy Services, Inc. (EES) is engaged in the business of designing and building high volume mobile water filtration equipment to treat energy related wastewaters.  The Company is successfully providing water recycling services to a major energy company, with its patent pending Ecosphere Ozonix™ System while in advanced discussions with a company (s) for the licensing of its technology.  The successful pilot project and subsequent contract with this company proved the technology was commercially viable and led to the development of additional  applications of our technologies which will allow energy companies to optimize the revenues generated from a well site.  We manufactured and began testing the prototype of the EcosFrac Tank in the first quarter of 2009.  We believe the EcosFrac Tank will be an important addition to our product line to service the oil and gas industry.

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

Ecosphere developed the Ozonix™ process in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas, which is the hottest area of onshore gas production in the United States. From the testing, the Company learned that the Ozonix™ process is able to efficiently and in a cost effective manner, remove hydrocarbons and metals from frac flowback water and can, as part of a pre or post treatment process, provide a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process.

In addition to the Ozonix™ technology, the Company presently owns several other technologies that are completed and available for global marketing.  The Company has an agreement with Pierce Manufacturing, Inc. to market the Tactical Water Filtration Truck.   The attendant water filtration systems can be containerized and sold independently of the truck to hospitals and other markets.  Additionally, we completed the design and engineering for our clean tech mobile micro-utility system in late 2006 and expect to construct a prototype as resources become available. This new clean tech Ecos LifeLink unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

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

•

U.S. Patent Applied For  - The Ecos Frac Tank, Real-time processing of water for hydraulic fracture treatments using a transportable frac tank

2008 Highlights

The most significant material accomplishments during 2008 were manufacturing and deployment of two Ozonix™ water filtration units which generated revenue beginning in August 2008 and resulted in the completion of two pilot programs with two large energy exploration companies proving the viability of our Ozonix™ water filtration technology and equipment to the oil and gas industry.  In addition, we were able to indentify, develop and design and are currently testing an additional piece of equipment, the EcosFrac Tank, that will use our technology to further improve the profitability of each wellsite.  Further, our shareholders approved an increase in the number of authorized shares which we anticipate will provide us with the authorized capital necessary to provide the financing needed to continue operating the Company.

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $1,090 and $174,388 for the years ended December 31, 2008 and 2007, respectively.

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

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant. Revenue from the Ozonix™ water-filtration contracts is earned based upon the volume of water processed plus additional contractual period based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from the sale of intellectual property and related assets is recognized as a gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss. The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

The Company reviews for impairment its machinery and equipment used in its products, whenever events or changes in circumstances indicate that the carrying amount of its assets may not be recoverable. Such events or changes in circumstances might occur when a new version of a product is launched or when a major technological advancement becomes available. During the year ended December 31, 2007, the Company did not have any impairment write offs.  During the year ended December 31, 2008,  the Company wrote off the cost of the original Ozonix™ unit, $162,601, which was built for testing in the Barnett Shale of Texas, when it was determined the value of the unit was impaired.  In connection with the write-off, the Company also reduced deferred revenue related to the unit in the amount of $156,000, resulting in a loss on impairment of $6,601.

Stock-Based Compensation

Under Statement of Financial Accounting Standards No. 123, “Share-Based Payment” (revised 2004) or Statement 123(R), which was effective as of January 1, 2006, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 11 to our consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

Revenues from Operations

Revenues were $247,202 for the year ended December 31, 2008 as compared to $750,007 of revenues from operations for the year ended December 31, 2007, a decrease of $502,805 or 67%. The decrease resulted from the Company’s shift in focus from the development and marketing of the coatings removal from ships technology to the development and application of its patent pending Ozonix™ process to the water filtration needs of the oil and gas industry, after the sale of the intellectual property, related fixed assets and inventory of the ship stripping technology in 2007.

Cost of Revenues

Cost of revenues were $163,169 for the year ended December 31, 2008, as compared to $888,302 for the year ended December 31, 2007, a decrease of $725,133 or 82% .  The change in gross profits in 2008 was a direct reflection of the Company’s change in focus.

Operating Gains and Other Operating  Income

Operating Gains and other operating income were $ -0- and $5,259,370, respectively, for the years ended December 31, 2008 and 2007.  The decrease was the result of the Gain from Sale of Intellectual Property and Related Assets, Net recognized from the October 2007 sale of the fixed assets, inventory and intellectual property of the ship stripping portion of our coating removal business.

Operating Expenses

Operating expenses for the year ended December 31, 2008 were $6,089,257 as compared to $5,869,673 for the year ended December 31, 2007, an increase of $219,584 or 3.7%. This increase resulted from increases in salaries and employee benefits ($197,000), field operating expenses and supplies ($220,000), Depreciation ($104,000), Rent ($40,000), Travel ($148,000) and stock based compensation ($247,000) which were partially offset by declines in bonus and commission expense ($357,000),  consulting and professional fees $(184,000), research and development expense ($173,000) and trade show expense ($24,000).

Salaries and employee benefits increased related to the addition personnel for manufacturing, field operations and executive management.  Field operating expense increased due to the deployment and operation of Ozonix™ water filtration units in Oklahoma and Texas.  Depreciation expense increased in connection with the depreciation of the Ozonix™ water filtration units.  Rent increased with the opening of the Company’s office in New York.  Travel expenses increased due to the deployment of personnel to install and operate Ozonix™ water filtration units in the field and increased travel by management to supervise field operations.  Stock based compensation increased due to additional incentive compensation granted to new and existing employees.  Future non-cash compensation expense related to unvested options and restricted stock awards amounts to $6,397,234 as of December 31, 2008 and will be recognized over the next two years.

Bonus and commission expense was higher in 2007 related to the sale of the fixed assets, inventory and intellectual property of the ship stripping portion of our coating removal business.  There was no such sale of technology in 2008.  Consulting and professional fees and trade show costs declined in 2008 due to cost cutting measures implemented by the Company in early 2008.  Research and development declined as much of the Ozonix™ technology research was performed in 2007 and the Company focused its efforts on bringing the application to the marketplace.

Loss from Operations

Loss from operations for the year ended December 31, 2008 was $6,005,224 compared to a $748,598 loss for the year ended December 31, 2007, an increase of $5,256,626 or 703%. The increase in loss from operations in 2008 versus 2007 was due to the Company’s sale of the intellectual property, fixed assets and inventory related to its ship stripping technology in 2007.

Gain (Loss) on Conversion

The Company recorded a loss on conversion of $256,271 for the year ended December 31, 2008 an increase of $182,082 or 71% over the loss from conversion for the year ended December 31, 2007.  The primary reason for the increase was due to the issuance of common stock in payment of a finder’s fee to our CEO, relating to a transaction prior to his becoming an officer, which resulted in loss on conversion of $200,500.

Loss on Extinguishment of Debt

The Company did not recognize any loss on extinguishment of debt in 2008 as all debt retired was either converted into common stock at the request of the holder or was paid as agreed.  The Company recognized a loss on extinguishment of debt in 2007 related to the early retirement of convertible notes and debentures.

Interest Expense

Interest expense was $5,419,562 for the year ended December 31, 2008 as compared to $2,992,663 for the year ended December 31, 2007, an increase of $2,426,899 or 81%. Of the 2008 amounts, approximately $4,794,000 relates to the accretion of note discounts related to the issuance of warrants or common stock in connection with note offerings and the beneficial conversion features of convertible notes. Additionally, there were $229,750 of cash payments, $118,225 of interest payments in the form of issuance of common stock and approximately $254,379 of additional accrued interest associated with the notes payable. Of the 2007 amounts, approximately $2,060,000 relates to the accretion of note discounts related to the issuance of warrants or common stock in connection with note offerings and the beneficial conversion features of convertible notes. Additionally, there were $311,000 of cash payments, $471,448 of interest payments in the form of issuance of common stock and approximately $135,000 of additional accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $138,250 for the year ended December 31, 2008 and $141,802 for the year ended December 31, 2007. These dividends reflect Company obligations to preferred shareholders that have not been paid and decreased in 2008 from 2007 because a number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $11,831,906 for the year ended December 31, 2008, as compared to a net loss applicable to common stock of $6,703,122 for the year ended December 31, 2007, an increase of $5,128,784 or 76%.  Net loss applicable to common stock per common share was $0.16 and $0.11 for the years ended December 31, 2008 and 2007, respectively.  The net loss applicable to common stock was based on weighted average common shares outstanding of 73,158,831 and 60,596,054 at December 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $4,379,171, for the year ended December 31, 2008, compared to net cash provided by operating activities of $3,234,134 for the year ended December 31, 2007. The principal reason for the decrease from 2007 was the sale of intellectual property and the related assets and inventory of the robotic coating removal technology which included a cash payment received of $6,200,000 in 2007.

The Company’s net cash used in investing activities was $1,655,290 for the year ended December 31, 2008 compared to $500,250 for the year ended December 31, 2007. The net cash used in 2008 primarily related to the cost of manufacturing two Ozonix™ water filtration units ($1,585,315) and the cost incurred to date of a third unit ($319,975) less $250,000 of proceeds from the sale of 5% interest in the Company that purchased the intellectual property and the related assets and inventory of the robotic coating removal technology.

Company had net cash provided by financing activities for the year ended December 31, 2008 in the amount of $6,166,127 as compared to cash used by financing of $4,393,794 for the year ended December 31, 2007.  During the year ended December 31, 2008, cash proceeds were generated from the issuance of notes and warrants, $5,627,500, the issuance of notes and warrants to related parties, $1,080,000, the issuance of a note payable to a related party, $41,656 and from the exercise of warrants for cash,  $189,300.  These cash proceeds were used to repay notes payable to related parties ($390,646), notes payable to third parties ($347,445) and make capital lease principal payments ($34,238).  During the year ended December 31, 2007, cash proceeds from the sale of intellectual property, assets and inventory were used to repay approximately $4,900,000 of outstanding debt, which was partially offset by debt proceeds of approximately $355,000 and net proceeds from related parties of $196,000.

As of March 16, 2009, the Company has minimal cash and $10,000 in accounts receivable. The Company used the proceeds from the issuance of debt in 2008 to repay debt, fund the cost of manufacturing Ozonix™ water filtration units and to fund ongoing operations. The Company has met its working capital needs during 2008 principally through the issuance of debt financing.  Additional financing during the year consisted of the issuance $2,060,000 notes convertible at $0.15 per share whose holders were issued warrants to purchase 4,120,000 shares of common stock at $0.15 per share, the issuance of $1,851,111 original issue discount notes convertible at $0.36 per share and the issuance of note payable in the amount of $3,000,000 whose holders also received warrants to purchase 1,000,000 and 666,667 shares of common stock at $0.15 and $0.38 per share, respectively.   In addition, holders of 2006 convertible debentures were issued 1,574,380 and 600,000 shares, respectively, of common stock upon the conversion of principal in the amount of $ 236,157 and $90,000 in 2008 and since December 31, 2008.   During 2008, convertible notes with principal amounts of $1,067,739 were converted into 7,084,929 shares of common stock.  As of the date of this filing, notes convertible at $0.15 and $0.36 per share in the principal amounts of $1,035,000 and $422,222, respectively, are due from related parties.  (See Note 6 of the accompanying Consolidated Financial Statements for the due dates of these notes)  Including the related party notes, we have $2,365,000 of notes convertible at $0.15 per share which become due between March 19, 2009 and June 30, 2009 and another $1,000,000 which becomes due in May 2009.  As of December 31, 2008, $1,151,876 in debentures convertible at $0.15 per share are outstanding. These debentures are due in December 2009.

During the year ended December 31, 2008, the Company incurred net losses applicable to common stock of approximately $11.8 million. As of December 31, 2008 the Company had a working capital deficiency of approximately $9.2 million, and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle all previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. The Company has arranged the availability of limited short-term debt funding to provide immediate liquidity.  As a result of limited liquidity, the Company’s management and employees have temporarily deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. (See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for deferred compensation amounts.) Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its creditors, employees and preferred shareholders will be required, although this is not assured.

Any further financing involving equity equivalents could be extremely dilutive given the current economic climate and the state of the capital and lending markets.  In addition, our ability to secure future financing may be hindered since most of our assets have been pledged to collateralize existing debt. Moreover, because our senior convertible debentures have adjustment provisions if we issue equity or equity equivalents at less than $0.15 per share, a sale below that price would trigger additional dilution. We cannot assure you that we will be successful in raising the necessary capital to meet our working capital needs.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption did not have a significant impact on our consolidated financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Since adoption, the Company has not elected fair value option for any financial instruments, however, any future selection of fair value option, for a selected financial instrument, may have a material effect on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect this standard to have a material effect on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”   This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”   The Company adopt the FSP, which affects the calculation of earnings per share, in the first quarter of 2009.   The provisions of the FSP are to be applied retrospectively.   The Company expects that it will not have a material effect on the Company’s consolidated financial statements.

FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued on December 30, 2008.   This statement, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.   This statement prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk.   The Company will adopt the FSP at the end of 2009 and expects it will not have a material effect on the Company’s consolidated financial statements.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 17 to the accompanying audited  Consolidated Financial Statements contained in this report.

Forward Looking Statements

The statements in this Report relating to the ability of our technologies to optimize revenues at well sites, the opportunities to provide clean technology solutions and clean water for a variety of markets and our intention to create such technologies, our plans to expand the Ozonix™ technology to other oil and gas areas in the United States, opportunities for the use of the Ozonix™ process in treating various types of high volume industrial wastewaters, the opportunities to provide clean water to domestic and international markets,  the expectation of finding partners who will build prototypes, market and commercialize our Ecos Com Cube and Ecos LifeLink, the anticipated results of these technologies and the ability to raise funds to meet our working capital needs are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are the condition of the credit and financial markets, the effects of the global recession, our negative working capital and other factors contained in the Risk Factors that follow.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.  For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

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

We incurred net losses applicable to common stock of approximately $11.8 million in 2008 and $6.7 million in 2007. We anticipate these losses will continue for the foreseeable future. We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise substantial doubt about our ability to continue as a growing concern. Our continued existence is dependent upon generating working capital. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we may not be able to pay all of our indebtedness.

At December 31, 2008, we had a working capital deficit of approximately $9.2 million and total indebtedness of $10.1 million. Since that date, our working capital has decreased. We presently have negative working capital and minimal cash. We are currently seeking to raise funds through a negotiated transaction. Our management has devoted a substantial amount of time speaking with potential investors but has not reached any agreement upon terms. Pending our ability to do so, our Chief Financial Officer has arranged for us to borrow up to $150,000 from two overseas investors.  As of the date of this filing, we have received $95,500 under this new financing. Additionally, we have regularly been communicating with Bledsoe Capital Group, LLC with respect to the possible exercise of their option on modified terms. Because of the continuing decline in the economy in the United States and overseas, the substantial reduction in available credit and the severe decline in the stock market and our stock price, we have been hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational.

Licensing of our technology plus arranging additional financing with third parties may be more difficult to complete or may be completed at less favorable terms because of the Option Agreement with Bledsoe Capital Group granting them the option to purchase 50% of the Ozonix™ technology.

Bledsoe Capital Group, LLC holds an option to purchase 50% of our energy sector Ozonix™ business in exchange for the exclusive right to that business which will be assigned to a newly-organized company in which we own the other 50%. As part of our efforts to obtain financing, we have had discussions with oil and gas service operators about licensing the exclusive right to our Ozonix™ technology in a particular geographic area. These discussions to date have not been negatively impacted by the presence of this Bledsoe Capital option which expires in November 2009, however we cannot be certain that future negotiations will not be negatively impacted.

If the current prices of natural gas remain at current low levels, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ozonix™ business.

In early 2008, with high prices for natural gas, energy companies began profitably drilling in shale areas.  These operations rely on enormous supplies of clean water.  Much of the water used in drilling gas wells in shale areas flows back in a polluted state creating an opportunity for our Ozonix™ business.  Horizontal drilling in shale areas is very expensive; however, if prices for natural gas are high this expense can be justified.  If current prices continue to decline, horizontal drilling may not be cost-effective and has adversely affected our Ozonix™ business.

If we are unable to generate material service revenue, it will have an adverse effect upon our future results of operations.

We are presently relying upon revenue from our Ozonix™ systems.  Presently, we have one customer using one Ozonix™ system. If we are unable to deploy additional Ozonix™ systems, we will not derive material service revenues. In that event, our future results of operations and financial condition will be adversely affected.

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

Because we have launched our Ozonix™ business in late 2007, it is subject to all of the risks inherent in a new business.

Our Ozonix™ business is brand new and is subject to a number of risks, including:

•

Our ability to convince customers to use our services;

•

Our ability to finance the units;

•

Our ability to operate units that are built; and

•

Our ability to manage the operations of our Ozonix™ systems at multiple locations.

Because our EcosFrac Tank has only recently been developed, we may not successfully commercialize it.

In late 2008, we designed the EcosFrac Tank, a chemical free treatment for fracturing oil and gas wells and reducing drilling costs. In March 2009, we delivered the prototype EcosFrac Tank unit to an oil and gas exploration company for testing. Because testing of the prototype unit has not been completed, we cannot be sure the unit will operate as expected. Moreover, oil and gas drillers may not order any units.

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

Because of the severity of the global economic recession, our customers may delay in paying us or not pay as at all.  This would have a material adverse effect in our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash reserves and delay paying their creditors whenever possible.  As a trade creditor, we lack the leverage which secured lenders and providers of essential services have.  If the economy continues to deteriorate, we may find that our oil and gas customer and our future customers may delay in paying us.  This could result in a number of adverse effects upon us including increasing our borrowing costs, reducing our profit margins, severely impacting liquidity and reducing our ability to grow our business which could have a material adverse affect on the Company.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In 2008, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

•

Our raising necessary working capital and any associated costs which will be charged as expenses to our future results of operations;

•

Operating results from our Ozonix™ units and the announcement of future agreements for our Ozonix™ units;

•

The receipt of long-term services agreements;

•

Our continuing to develop new technologies;

•

The availability of components from our suppliers for Ozonix™ systems;

•

Pricing pressures;

•

General economic and political conditions;

•

Our sales of assets similar to the October 2007 sale of the intellectual property and related assets of our ship stripping technology;

•

Our ability to develop a working prototype of our Ecos LifeLink and market it in third world countries; and

•

Our sales or licensing of our technologies in inventory.

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

Our future success is dependent upon our President and Chief Technology Officer, Dennis McGuire, and our Chairman and Chief Executive Officer, Mr. Patrick Haskell.  Mr. McGuire has played a significant role in inventing and developing our technologies has also provided the necessary drive and vision. Mr. Haskell joined us in 2008 after providing important financing.  He is managing our business and focusing on raising additional capital.  This is permitting Mr. McGuire to focus on our Ozonix™ business including implementing and overseeing the pilot programs. The loss of the services of Mr. McGuire or Mr. Haskell could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that they will remain with us in the future due to circumstances either within or outside of our control. We do not have any key man life insurance covering the lives of Mr. McGuire or Mr. Haskell.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including our patents is our key asset. Our Ozonix™ technology is based upon proprietary trade secrets, and we have filed a United States patent application covering the technology. In addition, we have filed a United States patent application for our EcosFrac Tank technology. Our water filtration system relies on a combination of three existing patent applications. Our Ecos LifeLink and Ecos Power Cube products are subject to a pending patent application. If one or more patents are not issued by the United States, the value of the Ozonix™ or our other technologies could be materially reduced. Competitors may also be able to design around our patents and to compete effectively with us. The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial. We cannot assure you that:

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

In December 2006, we announced the introduction of our new clean tech micro utility products which are held by Renewable Energy. Because of working capital limitations, we have not produced a prototype or commenced any marketing activities other than appearances at trade shows. Accordingly, it is difficult for investors to evaluate this subsidiary’s business and prospects. We expect that we will encounter many of the difficulties and uncertainties often faced by early stage businesses. Our ability to market this technology may be hampered since we believe our customers will be in remote areas in third world countries that are not part of the power grid. While people in these remote areas may need the services of our clean tech micro utility, these areas and countries are very poor and may not have the funding necessary to purchase our products or use the communications services. While we are relying upon foundations and humanitarian agencies, as well as the more prosperous U.S. and other western governments to help provide the funding, there are enormous obstacles and competing needs for this funding.

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

As of the date of this filing, we have outstanding $1,061,876 of convertible debentures, which are convertible at $0.15 per share, $1,851,111 of secured convertible notes, convertible at $0.36 per share and 10,162,602 warrants exercisable at $0.15 per share. These securities contain provisions that will require us to reduce their conversion price and their exercise price, respectively, in the event that we sell additional securities while the convertible securities and warrants are outstanding which contain purchase prices, conversion prices or exercise prices less than the conversion price of our convertible securities or the exercise price of these warrants. If this were to occur, current investors, other than the purchasers of the convertible securities and warrants, would sustain material dilution in their ownership interest of Ecosphere.

If the holders of our outstanding convertible debentures, notes and preferred stock and outstanding warrants and options convert and exercise their securities into common stock, we will issue up to 111,758,300 shares , which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 16, 2009, we have 85,311,795 shares of our common stock outstanding. We also have convertible debentures which convert into 7,079,173 shares of common stock, convertible notes which convert into 21,420,547 shares of common stock, 39,132,197 warrants to purchase shares of common stock and 43,981,927 stock options.  Additionally, we have and may in the future pay interest on some of our debentures and notes in shares of common stock. Because of the low price of our common stock, we may issue a very large number of shares if we elect to pay interest in common stock. As described in the risk factor above, our convertible debentures and many of our warrants contain provisions which require us to adjust the conversion price and/or exercise price if we issue shares of common stock at a price below the conversion price of the convertible debentures and/or the exercise price of the warrants. If the conversion price of the convertible securities and/or the exercise price of the warrants are adjusted, this would lead to the issuance of additional shares upon conversion or exercise as applicable. If the holders of the securities described in this risk factor convert and exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

An investment in Ecosphere will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, we expect to issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. If we are successful in raising capital, we expect to issue securities convertible into common stock which would result in substantial dilution to investors. The current condition of the credit markets and the recession combined make it probable that if we are able to raise any working capital, it will be through the issuance of convertible debt which will be very dilutive. Moreover, if we are required to issue convertible securities which convert below $0.15 per share, the remaining $1,061,876 of convertible debentures 10,162,602 of warrants, and $1,851,111 of convertible original issue discount notes have price protection, which means that upon conversion and exercise, our shareholders will be further diluted.  We cannot assure you that we will be successful in raising additional capital.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers, directors and one employee own 10,831,356 shares of our common stock or 12.7% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding convertible notes, options and warrants held by them, they beneficially own 37,305,823 shares or 33.4%.  If all of our equity equivalents are exercised and converted, we would have 197,812,601 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

As of the date of this report, we had outstanding 85,311,795 shares of common stock of which our directors, executive officers and a 5% shareholder own 10,831,356 which are subject to the limitations of Rule 144 under the Securities Act of 1933. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon conversion of convertible debentures and notes or exercise of warrants and options are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of Ecosphere, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of Ecosphere may sell after six months with the following restrictions:

(i)

we are current in our filings,

(ii)

certain manner of sale provisions,

(iii)

filing of Form 144, and

(iv)

volume limitations limiting the sale of shares within any three-month period to a number of shares that does not exceed the greater of 1% of the total number of outstanding shares or, the average weekly trading volume during the four calendar weeks preceding the filing of a notice of sale.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-39.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.

Controls and Procedures.

Not applicable.

Item 9A(T)

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the Board of Directors.

Name	Age	Position(s)
Patrick Haskell	36	Chairman and Chief Executive Officer
Dennis McGuire	58	President and Chief Technology Officer
Adrian G. Goldfarb	51	Chief Financial Officer
Michael R. Donn, Sr.	61	Chief Operating Officer and Director
Jacqueline K. McGuire	46	Senior Vice President of Administration and Secretary
Michael Furman	47	Executive Vice President
Joe M. Allbaugh	56	Director
Gene H. Davis	55	Director
D. Stephen Keating	53	Director
George R. Sterner	68	Lead Director
Charles Vinick	62	Director
Thomas D. Wolfe	61	Director

Patrick Haskell became Chief Executive Officer of Ecosphere on November 12, 2008, after Dennis McGuire resigned from his position of Co-Chief Executive Officer.  Mr. Haskell was appointed Chairman and Co-Chief Executive Officer of Ecosphere on June 17, 2008.  Mr. Haskell is a former Managing Director with HSBC and Credit Suisse, where he led various global businesses within fixed income.  From 1994 through March 2005, he was employed by Credit Suisse First Boston, now known as Credit Suisse.  From June 2000 until December 2003, he was head of U.S. government bond trading and from December 2003 until March 2005, he was the Co-Head of Dollar Rates Trading.  From March 2005 through December 2006, Mr. Haskell was the head of North American Rates Trading at HSBC.  Since December 2007, he has privately invested in Ecosphere personally and with friends providing us with the financing which has permitted us to, among other things, launch our Ozonix™ business.

Dennis McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005.  Since November 12, 2008, Mr. McGuire has been the Chief Technology Officer of Ecosphere.  From June 17, 2008 until November 12, 2008, Mr. McGuire was the Co-Chief Executive Officer of Ecosphere, sharing the role with Mr. Haskell.  Mr. McGuire was a founder of Ecosphere together with his wife Jacqueline. He also is the inventor of all of our intellectual property. From 2000 through October 3, 2003, he served as our Chief Technology Officer and Director of Sales, and served as a consultant from October 3, 2003 until he became an employee on October 1, 2005. Mr. McGuire was appointed our Chief Technology Officer in April 2005, which post he held until August 2, 2005, when he became Executive Vice President of Business Development and Technology.

Adrian G. Goldfarb has been our Chief Financial Officer since February 11, 2008 to date. Mr. Goldfarb has more than 25 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu. Mr. Goldfarb was the President of WSR Consulting, Inc. (“WSR”), a consulting services company that currently provides accounting and operational management to us. From February 11, 2008 through December 30, 2008, WSR also provided Chief Financial Officer service to us and Mr. Goldfarb was a consultant; since December 20, 2008, he has been a full-time employee. From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees.

Michael R. Donn, Sr. has been a director of Ecosphere since March 1, 2005 and was appointed our Chief Operating Officer on March 27, 2008. Mr. Donn has held a number of senior executive positions with us since January 2000. He has held a number of positions with Ecosphere Systems including President since August 2007. As part of his duties, Mr. Donn set up and coordinated our relief effort in Waveland, Mississippi following Hurricane Katrina. Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System. In November 2006, Mr. Donn became a director of GelTech Solutions, Inc. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included negotiating, lobbying at the local, state and national levels and head of the business operations for the Association. He was also Chairman of the Insurance Trust. Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters. He is the brother of our Senior Vice President of Administration, Jacqueline McGuire, and the brother-in-law of our President, Dennis McGuire.

Michael Furman was appointed Executive Vice President in charge of business development in August 2008.  Mr. Furman is a former Managing Director at HSBC and Credit Suisse, where he was the Co-Head of US Interest Rate Sales.  From 1988 through March 2005, he was employed by Credit Suisse First Boston, now known as Credit Suisse.  From 2000 until 2005, Mr. Furman was Managing Director and Co-Head of US Rates Sales.  From March 2005 through December 2006, he was Managing Director and Co-Head of US Rate Sales at HSBC.  Since March 2007, Mr. Furman has served as a Principal with Powelton Capital Management, a financial services firm based in Manhattan, where his responsibilities included capital raising presentations, sales, customer relations and portfolio management. Once he joined us, Mr. Furman ceased active involvement in Powelton Capital’s operations.

Joe M. Allbaugh became a director of Ecosphere on October 20, 2005. Mr. Allbaugh has been the managing member of The Allbaugh Company LLC, a strategic consulting firm, since approximately March 2003. From September 2006 to May 15, 2007, Mr. Allbaugh was the president of our subsidiary, Ecosphere Systems. Mr. Allbaugh was Director of the Federal Emergency Management Agency, Inc. from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000. In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas.  Mr. Allbaugh serves as a director of Citadel Security Software Inc. and Emergent BioSolutions, Inc.

Gene H. Davis was appointed a director in August 2008.  He was the Geological and Geophysical Manager for the Western Business Unit of Forest Oil Corp. from December 2004 to March 2008 where he evaluated and implemented drilling programs.  From July 2004 until December 2004, Mr. Davis was a Project Geologist for EOG Resources Inc.  From September 2000 to July 2004, he was an Exploration Geologist for Chi Energy, Inc.  Mr. Davis has over 28 years of executive geoscience and asset management, successful exploratory and development geology and geophysics experience.

D. Stephen Keating was appointed a director in August 2008. Since December 2008, Mr. Keating has served as the Vice President of Taxes at Crocs, Inc. He served as the Vice President of the Worldwide Taxes for CA, Inc. from 1988 through June 2008.  Mr. Keating was the senior officer responsible for the worldwide tax, which included tax planning and strategy, tax accounting and day-to-day supervision for the U.S. and international tax departments.  At CA, Inc., Mr. Keating was involved with approximately 100 mergers, acquisitions and divestitures.  Additional responsibilities included negotiating with the IRS and various countries tax authorities on audit issues and APA reports.

Vice-Admiral George R. Sterner, USN, (Retired) has been a director since March 2002. He was our Chairman of the Board from March 2005 until March 1, 2008 and currently serves as Lead Director. Vice-Admiral Sterner was Vice President, Strategic Pursuits for Raytheon Company until his retirement in late 2005. His naval career spanned 36 years and included command of two nuclear submarines. Prior to his retirement from the United States Navy in 1998 he commanded the Naval Sea Systems Command where he had oversight of the design, construction and life cycle support of all Navy ships.

Charles Vinick joined our Board of Directors in August 2006. He has more than 25 years of experience directing and managing non-profit organizations and programs.  Since September 2007, Mr. Vinick has been self-employed as a business consultant specializing in alternative energy solutions. From June 2005 through August 2007, he was the President and Chief Executive Officer of the Alliance to Protect Nantucket Sound. He served as CEO of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to April 2004. Mr. Vinick was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003. Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau.

Thomas D. Wolfe was appointed a director in August 2008.  He was the Chief Technology Officer and Senior Vice President of R&D of Open Energy Corporation from December 2006 through July 14, 2008.  In 1998, Mr. Wolfe founded WaterEye Corporation where he served as its President and Chief Executive Officer and until WaterEye was acquired by Open Energy in December 2006.  Mr. Wolfe has over 25 years’ experience in the chemical process industries, with particular experience in power, water and wastewater treatment technologies. Mr. Wolfe is one of the pioneers in the reverse osmosis field and has made many contributions to the development and advancement of reverse osmosis membrane technology and wastewater evaporation technology dating back to the early 1970’s. He has participated at all levels in some of the largest membrane and evaporator installations in the world and has hands on experience with a wide variety of evaporator configurations including vapor recompression, steam driven single and multiple effect systems, as well as direct contact and submerged combustion processes.  Mr. Wolfe developed much of the software currently in use today for reverse osmosis membrane performance prediction and computational chemistry for recovery determination and scale control. Mr. Wolfe has authored more than 20 technical articles and papers in his various fields of involvement and is a member of the American Chemical Society and the American Water Works Association.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Ecosphere and its shareholders. The Board’s responsibilities include:

•

Establishing broad corporate policies; and

•

Reviewing the overall performance of Ecosphere.

The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate.

The Board delegates various responsibilities and authority to different Board Committees. Committees regularly report on their activities and actions to the Board. The Board currently has and appoints the members of: the Audit Committee and the Compensation Committee.  The Audit Committee has a written charter approved by the Board.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Patrick Haskell
Joe M. Allbaugh			✓
Gene H. Davis	✓		✓
Michael R. Donn, Sr.
D. Stephen Keating	✓	Chairman
George R. Sterner	✓	✓
Charles Vinick	✓		Chairman
Thomas Wolfe	✓	✓

Board of Directors Independence

We believe that the following individuals qualify as independent directors within the meaning of the Nasdaq Stock Market rules: Gene H. Davis, D. Stephen Keating, George R. Sterner, Charles Vinick and Thomas Wolfe.

Committees of the Board of Directors

Our Board of Directors has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation Committee.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters.

The members of the Audit Committee are D. Stephen Keating, who serves as its chairman, Vice-Admiral George R. Sterner and Thomas D. Wolfe. Our Board has determined that Mr. Keating is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the Securities and Exchange Commission (“SEC”) and in compliance with the Sarbanes-Oxley Act of 2002. We believe that Messrs. Keating and Wolfe and Vice-Admiral Sterner are independent in accordance with The Nasdaq Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan. The members of the Compensation Committee are Mr. Joe Allbaugh, Mr. Gene Davis and Mr. Charles Vinick, who is the Chairman.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities of Ecosphere. Officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2008 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
Dennis McGuire (1)	1	1	0
Joseph Allbaugh	1	1	0

———————

(1)

Mr. McGuire filed a Form 4 one day late.

Item 11.

Executive Compensation.

Summary Compensation Table

The following information related to the compensation paid by us for 2008 and 2007 to our Chief Executive Officer (principal executive officer), our former Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Stock Awards ($)(e)	Option Awards ($)(f)	All Other Compensation ($)(i)	Total ($)(j)
Patrick Haskell (1)(2)(3)	2008	$63,700	$59,177	$333,222	$288,000	$744,099
Chief Executive Officer	2007	––	––	––	––	––
Dennis McGuire (1)(4)	2008	$306,561	$3,083	$462,807	––	$772,451
President (5)	2007	$112,500	––	$233,629	––	$346,129
Michael R. Donn, Sr. (1)(4)	2008	$212,143	$2,467	$85,179	––	$299,789
Chief Operating Officer(6)	2007	$62,500	––	$77,876	––	$140,376
Adrian Goldfarb(1)(7)	2008	$86,631	––	$30,963	––	$117,594
Chief Financial Officer	2007	––	––	---	––	––

———————

(1)

Please see the assumptions relating to the valuation of our stock option awards which are contained in Note 11 to our audited Consolidated Financial Statements contained in this Report.

(2)

Salary includes amounts paid during the year, plus amounts accrued for payroll taxes on amounts which Mr. Haskell elected to be paid in stock.  The amount paid in stock is included in Stock Awards.  The accrued payroll taxes and salary were satisfied in January 2009.

(3)

Other compensation represents a finder’s fee payable to Mr. Haskell for services rendered prior to becoming an officer and director.  The fee was paid in common stock.

(4)

Salary includes accrued salary as of December 31, 2007 of which Mr. McGuire received  $141,707 and Mr. Donn received $87,143 in 2008.

(5)

Option Awards reflects 1,547,000 options received from the 2006 Management Compensation Adjustment Plan.

(6)

Option Awards reflects 515,667 options received from the 2006 Management Compensation Adjustment Plan.

(7)

Consists primarily of Mr. Goldfarb’s share of consulting fees paid and options issued to WSR at a time when Mr. Goldfarb was President of WSR.

Executive Employment Agreements

Described below are the new compensation packages our Board approved for our executive officers.  Except as noted, the prior agreements are reflected under the heading, “Previous Compensation Arrangements with Management,” beginning on page 32.

The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Patrick Haskell

Effective June 17, 2008, our Board appointed Mr. Patrick Haskell Chief Executive Officer and approved a compensation package.  Mr. Haskell receives an annual base salary of $250,000 per year which will increase to $450,000 upon the achievement of a significant milestone.  Because of lack of working capital, Mr. Haskell received his salary in restricted common stock.  On January 6, 2009, we issued Mr. Haskell 190,894 shares. Additionally, effective June 17, 2008, Mr. Haskell was granted 8,250,000 non-qualified stock options exercisable at $0.50 per share over a five-year period. Of the options, 2,750,000 are subject to both performance and time based vesting over a three-year period, subject to continued employment on each applicable vesting date.  The remaining options vest ratably over a three-year period, subject to continued employment with us on each applicable vesting date.

Dennis McGuire

Effective June 17, 2008, our Board approved a new compensation package for our Chief Technology Officer, Dennis McGuire, who was Co-Chief Executive Officer on that date. Mr. McGuire receives an annual base salary of $325,000 per year which will increase to $400,000 upon the achievement of a specific milestone or event. Additionally, Mr. McGuire was granted 3,300,000 non-qualified stock options exercisable at $0.50 per share over a five-year period.  The options are subject to both performance and time based vesting over a three-year period, subject to continued employment with us on each applicable vesting date. Anticipating the award to Mr. McGuire of a new compensation package, the Board, upon the recommendation of the Compensation Committee, granted Mr. McGuire 7,000,000 options on May 20, 2008. The options are exercisable at $0.30 per share over a five-year period. Of the options, 2,000,000 were vested upon grant, 2,000,000 vest upon entering into an employment agreement and 2,000,000 have vested upon our meeting specified performance milestones and the balance of 1,000,000 options vest upon meeting future performance milestones.

Adrian Goldfarb

On December 16, 2008, our Board approved a compensation arrangement for Adrian Goldfarb, the Company’s Chief Financial Officer.  From February 11, 2008 until December 20, 2008, Mr. Goldfarb was acting as our Chief Financial Officer on behalf of WSR.   On December 20, 2008, Mr. Goldfarb became a full-time employee and resigned as president of WSR and relinquished all ownership rights in WSR.  See Item 13. Certain Relationships and Related Transactions, and Director Independence. Mr. Goldfarb receives an annual base salary of $150,000 per year over a three-year term and was granted 400,000 five-year stock options vesting annually in three equal increments exercisable at $0.27 per share.

Michael R. Donn, Sr.

On June 30, 2008, our Board approved a new compensation package for Michael R. Donn, Sr., our Chief Operating Officer. Mr. Donn receives an annual base salary of $125,000 per year. Additionally, Mr. Donn was granted options to purchase 500,000 non-qualified stock options exercisable at $0.47 per share over a five-year period.  Of the options, 200,000 vested immediately and the remaining vest ratably on June 30, 2009 and 2010, subject to continued employment with us on each applicable vesting date.

Jacqueline McGuire

On June 30, 2008, our Board approved a new compensation package for Jacqueline McGuire, our Senior Vice President of Administration. Mrs. McGuire receives an annual base salary of $85,000 per year. Additionally, Mrs. McGuire was granted 300,000 non-qualified stock options exercisable at $0.47 per share over a five-year period.  Of the options, 100,000 vested immediately and the remaining vest ratably on June 30, 2009 and 2010, subject to continued employment with us on the applicable vesting dates.

Michael Furman

Effective August 19, 2008, our Board hired Michael Furman as Executive Vice President to head up business development.  He receives an annual base salary of $150,000.  Because of lack of working capital, Mr. Furman received his salary in restricted common stock.  On January 6, 2009, we issued Mr. Furman 61,733 shares. On August 19, 2008, we also granted Mr. Furman 1,500,000 options, of which 500,000 are exercisable at $0.42 per share, 500,000 are exercisable at $0.85 per share and 500,000 are exercisable at $1.10 per share.  The options and SARs vest semi-annually over a three-year period, subject to continued employment with us on the applicable vesting dates and are exercisable for five years.

Messrs. Dennis McGuire and Patrick Haskell are entitled to severance in the event that they are dismissed without cause or they resign for Good Reason as defined in their Employment Agreements, including upon a change of control. In any such events, they will receive two years base salary and all of their stock options will immediately vest.  The Employment Agreements are being negotiated.

Previous Compensation Arrangements with Management

On May 25, 2006, Ecosphere entered into a Management Compensation Adjustment Plan with all executives listed in the table below and thereby amended their respective Employment Agreements. Under the plan, the executives agreed to reduce their total annual salaries by approximately $400,000 and in return they received additional stock options and commissions based upon revenues of Ecosphere and/or its subsidiaries as listed below. The plan effectively extended or reduced the terms of the Employment Agreements so that all expired on May 25, 2008.  Thus, these Employment Agreements have all expired. On May 25, 2006, in order to reduce expenses, we entered into the Management Compensation Adjustment Plan with a number of our executives. Dennis McGuire, our President and Chief Technology Officer, reduced his salary from $325,000 to $225,000, James C. Rushing III, our then Chief Financial Officer, reduced his salary from $210,000 to $185,000, Michael R. Donn, Sr., the President of our subsidiary, Ecosphere Systems, reduced his salary from $137,000 to $125,000, Jacqueline K. McGuire, our Senior Vice President of Administration and Secretary, reduced her salary from $125,000 to $75,000, Stephen R. Johnson, the then President of a subsidiary, reduced his salary from $250,000 to $125,000, and John P. Odwazny, the Chief Operating Officer of a subsidiary, reduced his salary from $165,000 to $100,000.  In return, we granted Mr. McGuire 1,000,000 options, Mr. Rushing 600,000 options, Mr. Donn 500,000 options, Mrs. McGuire 250,000 options, Mr. Johnson 500,000 options and Mr. Odwazny 250,000 options.  All of the options are exercisable at $0.83 per share over a five-year period and vest in equal increments every six months over a 24-month period subject to periodic performance reviews by our Chief Executive Officer or the Compensation Committee. Additionally, we agreed to pay these executives contingent commissions based upon future revenue. The Plan effectively extended or reduced the terms of the Employment Agreements so that all expired on May 25, 2008, except those of Messrs. Johnson and Odwazny who resigned on October 9, 2007. On July 31, 2007, the Board extended the time for Messrs. Johnson and Odwazny to exercise these and other options for the shorter of (i) two years following termination or (ii) the actual termination date of the options.

All performance reviews have taken place resulting in the following: (i) of Mr. McGuire’s 750,000 options subject to the reviews, 618,750 vested and the balance were cancelled, (ii) of Mr. Rushing’s 450,000 options subject to the reviews, 266,950 vested and the balance were cancelled, (iii) of Mr. Donn’s 375,000 options subject to the reviews, 309,375 vested and the balance were cancelled, and (iv) of Mrs. McGuire’s 187,500 options subject to the reviews, 154,688 vested and the balance were cancelled.  Mr. Rushing was no longer employed with the Company on the date of the last performance review.

On July 31, 2007, our Board granted the following management members (with their agreement) five-year options as commissions in lieu of cash commissions under the Management Compensation Adjustment Plan, subject to closing the sale of our ship stripping assets.

Name	Options	Exercise Price
Dennis McGuire	1,547,000	$0.15
Michael R. Donn, Sr.	515,667	$0.15
Stephen R. Johnson	1,547,000	$0.15
James C. Rushing III	515,667	$0.15

On October 9, 2007, the options vested upon the closing of the sale of our ship stripping business.

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2008:

Outstanding Equity Awards At Fiscal Year-End

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($)(e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($)(h)
Patrick Haskell (1)	81,081	––	$0.15	7/31/12	––	––
	––	8,250,000	$0.50	6/17/13	––	––
Dennis McGuire (2)	800,000	––	$0.28	1/31/11	––	––
	1,200,000	––	$0.28	1/31/11	––	––
	2,000,000	3,000,000	$0.30	5/20/13	––	––
	333,333	1,666,667	$0.30	5/20/13	––	––
	––	3,300,000	$0.50	6/17/13	––	––
	3,000,000	––	$1.00	11/08/15	––	––
	618,750	––	$0.83	5/10/11	––	––
	1,547,000 (2)(3)	––	$0.15	7/31/12	––	––
	––	––	––	––	100,000	$31,000
Michael Donn, Sr.	200,000	300,000	$0.47	6/30/13	––	––
	200,000	––	$0.28	1/31/11	––	––
	200,000	––	$1.10	12/31/14	––	––
	50,000	––	$0.44	12/18/11	––	––
	309,375	––	$0.83	5/10/11	––	––
	515,667 (3)	––	$0.15	7/31/12	––	––
	––	––	––	––	80,000	$24,800
Adrian Goldfarb	––	400,000	$0.27	12/19/13	––	––
	166,667	333,333	$0.47	7/03/13	––	––

———————

(1)

Unrelated to his employment, Mr. Haskell lent us and currently holds $650,000 in notes convertible at $0.15 per share and $111,111 in notes convertible at $0.36 per share.  As additional consideration, the Company issued him 1,450,000 warrants, exercisable at $0,15 per share which remain outstanding.

(2)

Does not include his wife who is an executive officer.

(3)

Options accepted in lieu of cash in UES sale.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board and committee members. Non-employee members of our Board of Directors were compensated with Restricted Stock and Stock Options and SARS in 2008 for services as a director.  The following compensation is based on the expenses we were required to recognize in our financial statements under generally accepted accounting principles.

2008 Director Compensation

Name (a)	Stock Awards ($)(c) (1)	Option Awards ($)(d)	All Other Compensation ($)(g)	Total ($)(j)
George Sterner	$106,667	$33,958(1)	$54,960(2)	$195,585
Joe Allbaugh	$25,000	$23,770(1)	––	$48,770
Barry Hechtman (3)	$33,333	––	––	$33,333
Charles Vinick	$43,923	$27,166(1)	––	$71,089
D. Stephen Keating	––	$19,244(1)	––	$19,244
Gene Davis	––	$15,848(1)	––	$15,848
Thomas Wolfe	––	$9,056(1)	––	$9,056

———————

(1)

Please see assumptions relating to valuation of our restricted stock and stock option awards which are contained in Notes 8 and 11 to our audited Consolidated Financial Statements contained in this report.

(2)

Represents repayment of past due compensation relating to 2006.

(3)

Barry Hechtman resigned as a director in August 2008.

Equity Compensation Plan Information

Stock Options

We currently have a number of outstanding stock option plans that have been adopted by our Board of Directors in the past. Commencing with the approval in May 2006 of the 2006 Equity Incentive Plan (the “2006 Plan”), we have ceased using the prior plans which date back to 2000 and 2003. See Item 8. Financial Statements – Note 11.  The 2006 Plan provides for the Company to issue up to 10,000,000 stock options, stock appreciation rights (“SARs”), shares of restricted stock or restricted stock units to our directors, employees and consultants.

As of the date of this Report, a total of 2,880,447 shares are available for grant under the 2006 Plan.  In 2008, we granted 24,400,000 options to employees outside of any stock option plan.

Administration

The 2006 Plan is administered by either our Board or by our Compensation Committee. Our practice to date has been for the Compensation Committee to recommend and the Board to approve grants, although we may delegate the power to approve grants to the Compensation Committee in the future.

Automatic Grants to Directors and Director Advisors

Under the 2006 Plan, in order to avoid any appearance of impropriety each time we compensate our directors, we provide for automatic grants to our directors and director advisors. Based upon the approval of our Board of Directors and shareholders in 2008, the following represent the automatic grants we make on initial appointment and annually.

Qualifying Event	Options	Restricted Stock(1)(2)
Initial appointment as Chairman of the Board	$75,000	$75,000
Initial election or appointment of non-employee director	$40,000	$40,000
Initial appointment as an Advisory Board member	$15,000	$10,000
Annual grant to Chairman of the Board	$40,000	$40,000
Annual grant to non-employee director	$25,000	$25,000
Annual grant to Advisory Board Member	$10,000	$5,000
Initial appointment and annual grant of and to a non-employee director as Lead Director or Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$15,000	$15,000
Initial appointment of and annual grant to a non-employee director member of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000	$10,000

———————

(1)

The director or director advisor may elect options instead of restricted stock in order to defer income taxes.

(2)

The director or director advisor may at their option receive restricted stock units in lieu of restricted stock.

Previously, the 2006 Plan had a slightly different method of compensating directors and director advisors as shown in the chart below.

Qualifying Event	Restricted Stock(1)
Initial appointment as Chairman of the Board	$150,000
Initial election or appointment of non-employee director	$40,000
Initial appointment as an Advisory Board member	$12,000
Annual grant to Chairman of the Board	$75,000
Annual grant to non-employee director	$15,000
Annual grant to Advisory Board Member	$3,000
Initial appointment and annual grant of and to a non-employee director as Lead Director or Chairman of a member of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000
Initial appointment of and annual grant to a non-employee director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$5,000

———————

(1)

The director or director advisor at their option could elect to receive restricted stock units in lieu of restricted stock.

When we amended the 2006 Plan with respect to the automatic grants, we also changed the vesting of these automatic grants.  Previously, all awards vested in three equal installments one, two and three years following the date of each grant, subject to continued service as a director adviser on the applicable vesting date. Now, the initial grants to a Chairman of the Board, Board member and director adviser member shall vest in annual installments over three years and all other grants shall vest annually, all subject to the person’s continued service in the same capacity on the applicable vesting date.  We also have added a provision generally prohibiting sales of common stock by our directors for six months after resignation.

The exercise price of options or SARs granted under the 2006 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of incentive stock options as defined by the Internal Revenue Code of 1986 (“ISOs”) the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and SARs granted under the 2006 Plan shall expire no later than five years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board or Compensation Committee, by delivery of shares of our common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

Stock Appreciation Rights

A SAR entitles the holder to receive, as designated by the Board or Compensation Committee, cash or shares of common stock, value equal to the excess of the fair market value of a specified number of shares of common stock at the time of exercise over the exercise price established by the Board or Compensation Committee.

The exercise price of each SAR granted under the 2006 Plan shall be established by the Board or Compensation Committee or shall be determined by method established by the Board or Compensation Committee at the time the SAR is granted, provided the exercise price shall not be less than 100% of the fair market value of a share of common stock on the date of the grant of the SAR, or such higher price as is established by the Board or Compensation Committee.  Shares of common stock delivered pursuant to the exercise of a SAR shall be subject to such conditions, restrictions and contingencies as the Board or Compensation Committee may establish in the applicable SAR agreement or document, if any.

Restricted Stock Units

A restricted stock unit gives the grantee the right to receive a number of shares of our common stock on the applicable vesting or other dates.  Delivery of the restricted stock unit may be deferred beyond vesting as determined by the Board or Compensation Committee.

Vesting

Under the terms of the 2006 Plan, our Board or the Compensation Committee may also grant awards which will be subject to vesting under certain conditions. The vesting may be time-based or based upon meeting performance standards, or both.

Clawbacks

Beginning in 2005, the Board adopted a policy of providing for “clawback” provisions in our option agreements and intend to provide for them in our agreements under the 2006 Plan. This enables our Board to cancel stock awards and recover past profits if the person is dismissed for cause or commits certain acts which harm us.

Termination and Amendment

The Board may terminate the 2006 Plan at any time.  Unless sooner terminated, the Plan shall terminate on August 8, 2016.  No award may be granted under the 2006 Plan once it is terminated.  Termination of the Plan shall not impair rights or obligations under any award granted while the 2006 Plan is in effect, except with the written consent of the grantee.  The Board at any time, and from time to time, may amend the 2006 Plan.  Provided, however, no amendment shall be affected unless approved by our shareholders to the extent that shareholder approval is necessary to satisfy the requirements of Section 422 of the Code or required by the rules of the principal national securities exchange or trading market upon which our common stock trades.

The Board at any time, and from time to time, may amend the terms of any one or more awards; provided, however, that the rights under the award shall not be impaired by any such amendment, except with the written consent of the grantee.

The number of shares with respect to which options or stock awards may be granted under the 2006 Plan, the number of shares covered by each outstanding option or SAR, and the purchase price per share shall be adjusted for any increase or decrease in the number of issued shares resulting from a recapitalization, reorganization, merger, consolidation, exchange of shares, stock dividend, stock split, reverse stock split, or other subdivision or consolidation of shares.

Federal Income Tax Consequences

When we grant options, we may grant ISOs or non-qualified options. We generally grant non-qualified options and can only grant non-qualified options to persons who are not employees.

A participant who is granted an ISO will not recognize taxable income at the time of exercise.  However, the excess of the stock’s fair market value over the option could be subject to the alternative minimum tax (assuming the stock received is not subject to a risk of forfeiture and is not transferable).  If stock acquired upon exercise of an ISO is held for a minimum of two years from the date of grant or one year from the date of exercise, the gain or loss (in an amount equal to the difference between the sales price and the exercise price).  Upon sale, the stock will be treated as a long term capital gain or loss, and we will not be entitled to any deduction.  If the holding period requirements are not met, the ISOs will not meet the requirements of the Code and the tax consequences generally described for non-qualified stock options will apply.  With non-qualified options, the spread between the exercise price and fair market value is taxable income to the optionee and an expense to us. For income tax purposes, recipients of restricted stock awards will realize ordinary income at the time of vesting equal to the fair market value of the shares and the Company will realize a corresponding compensation deduction. Upon the exercise of stock options or SARs, the holder will have a basis in the shares acquired equal to any amount paid on exercise plus the amount of any ordinary income recognized by the holder. On sale of the shares, the holder will have a capital gain or loss equal to the sale proceeds minus his or her basis in the shares.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Ecosphere’s voting stock beneficially owned as of March 16, 2009 by (i) those persons known by Ecosphere to be owners of more than 5% of Ecosphere’s common stock, (ii) each director, (iii) all named executive officers, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount Beneficially Owned(1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Patrick Haskell 501 Madison Avenue Suite 201 New York, NY 10022 (2)	7,472,204	8.2%
Common Stock	Dennis and Jacqueline McGuire 3515 S.E. Lionel Terrace Stuart, FL 34997 (3)	12,877,962	13.3%
Common Stock	Adrian Goldfarb 3515 S.E. Lionel Terrace Stuart, FL 34997 (4)	166,667	*
Commons Stock	Michael Furman 501 Madison Avenue Suite 201 New York, NY 10022 (5)	3,220,375	3.6%
Common Stock	Michael R. Donn, Sr. 3515 S.E. Lionel Terrace Stuart, FL 34997 (6)	1,649,842	1.9%
Common Stock	Joe M. Allbaugh 400 North Capitol Street, NW, Suite 475, Washington, DC 20001 (7)	1,229,404	1.4%
Common Stock	Gene H. Davis 27 S. Monroe Street Denver, CO 80209 (8)	0	*
Common Stock	D. Stephen Keating 65 Kensington Road Garden City, NY 11530 (9)	1,019,916	1.2%
Common Stock	George R. Sterner 2708 Hatmark Street Vienna, VA 22181 (10)	1,552,005	1.8%
Common Stock	Charles Vinick 2323 Foothill Lane Santa Barbara, CA 93105 (11)	341,454	*
Common Stock	Thomas D. Wolfe P.O. Box 190, Rough and Ready, CA 95975 (12)	0	*
Common Stock	All directors and executive officers as a group (12 persons)	29,529,829	26.7%
5% Shareholders:
Common Stock	Kevin Grady 3515 S.E. Lionel Terrace Stuart, FL 34997 (13)	7,775,994	9.0%

———————

*

Less than 1%

(1)

Applicable percentages are based on 85,311,795 shares outstanding as of March 16, 2009 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

Includes 81,081 shares of common stock issuable upon the exercise of options. Also includes 1,450,000 shares issuable upon the exercise of warrants. Does not include 8,250,000 options of which two-thirds vest in equal increments on June 30, 2009, 2010 and 2011 subject to remaining as an employee in an executive capacity on the applicable vesting date and one-third are subject to further vesting based upon the Company meeting a specific performance milestone or event, in addition to continuing as an employee in an executive capacity on the dates mentioned above.

(3)

Includes:

•

155,000 shares of common stock owned by Mrs. McGuire,

•

1,482,524 shares owned jointly,

•

10,055,750 shares issuable upon exercise of vested options owned by Mr. McGuire,

•

384,688 shares issuable upon exercise of vested options owned by Mrs. McGuire, and

•

800,000 shares issuable upon exercise of jointly owned options.

Does not include:

•

3,300,000 shares issuable upon exercise of options granted to Mr. McGuire subject to meeting a specific milestone and continued employment with Ecosphere on each applicable vesting date. The options vest over a three-year period and are exercisable at $0.50 per share over a five-year period,

•

1,000,000 shares issuable upon exercise of options granted to Mr. McGuire vesting over a three-year period, subject to meeting specified milestones.

•

200,000 shares issuable upon exercise of options granted to Mrs. McGuire vesting ratably on June 30, 2009 and 2010, subject to continued employment on the applicable vesting date.

Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and the disclosure in this Proxy Statement shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose.

(4)

Includes 166,667 shares issuable upon the exercise of options.  Does not include: (i) 400,000 shares issuable upon the exercise of options vesting in equal increments on December 20, 2009, 2010 and 2011, and (ii) 333,333 stock options vesting subject to continued employment with the Company.

(5)

Includes 250,000 shares of common stock issuable upon exercise of options, 600,000 shares of common stock issuable upon exercise of warrants, 2,308,642 shares of common stock issuable upon conversion of convertible notes.  Does not include 1,250,000 options vesting semiannually through August  2011, subject to continued employment on the vesting date.

(6)

Includes 1,475,042 shares of common stock issuable upon exercise of options.  Does not include 300,000 options vesting on June 30, 2009 and 2010, subject to continued employment on the applicable vesting date.

(7)

Includes 18,293 shares of restricted stock of which one-third vest on August 11, 2009, subject to remaining as a director on that date. Includes 1,100,000 shares of common stock issuable upon exercise of options.  Does not include 145,834 stock options vesting on September 3, 2009.

(8)

Does not include 208,334 stock options which vest in equal increments on September 3, 2009, 2010 and 2011.

(9)

Includes 888,889 shares issuable upon the conversion of a convertible note. Also includes 100,000 shares issuable upon exercise of warrants.  Does not include 229,167 stock options which vest in equal increments on September 3, 2009, 2010 and 2011.

(10)

Includes 97,561 shares of restricted stock of which one-third vest on August 11, 2009, subject to remaining as a director on that date. Includes 1,010,000 shares of common stock issuable upon exercise of options.  Does not include 208,334 stock options vesting on September 3, 2009.

(11)

Includes 69,231 shares of restricted stock of which one-third vest on August 11, 2009, subject to remaining as a director on that date. Does not include 166,667 stock options vesting on September 3, 2009.

(12)

Does not include 208,334 stock options which vest in equal increments on September 3, 2009, 2010 and 2011.

(13)

Mr. Grady is an employee. Includes 1,100,000 shares of common stock issuable upon exercise of options.  Does not include 250,000 options vesting in equal increments on June 30 and December 31 beginning December 31, 2008 over three years subject to continued employment with the Company on the applicable vesting dates.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

During this year and the last two fiscal years, we have engaged in certain transactions in which some of our directors, executive officers and 10% shareholders had a direct or indirect material interest, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets for the last two completed fiscal years (2007 and 2008) (except for employment and consulting relationships with our management).  These transactions are described below.

Beginning in the summer of 2006, Mr. Dennis McGuire and his wife, Mrs. Jacqueline K. McGuire, have lent money to us on an as needed basis evidenced by a demand note at 8% per annum interest. The highest balance due was $400,000.  All of the loans have been repaid in 2008.

Since our inception in 1998, we have owed $40,000 to a company controlled by Dennis and Jacqueline McGuire. We repaid $14,000 in 2007 and in 2008 we paid the remaining principal amount and $18,750 of accrued interest.  In August 2008, Mr. Patrick Haskell lent us $41,656 as an interim loan. This amount was paid in full in December 2008. In addition, in late August 2008, our Board approved borrowing $1,500,000 from a group of investors under a Secured Line of Credit and raised that amount to $2,100,000 in November 2008. The notes are due in one year, were issued at a 10% discount resulting in an effective annual interest rate of 11.1% and are convertible into common stock at $0.36 per share.  Messrs. Haskell and Furman each lent us $100,000 and Mr. Keating lent us $180,000.  Since December 2007, Messrs. Haskell, Furman and Keating have lent us $750,000, $400,000 and $230,000, respectively.  In  March 2009, Mr. Haskell advanced the Company $15,000 against accounts receivable.

Beginning in May 2007, we ceased paying salaries to our management on a regular basis.  The following chart reflects the amounts due at December 31, 2007, December 31, 2008 and March 16, 2009:

Name	December 31, 2007		December 31, 2008		March 16, 2009
Dennis McGuire		$56,249		$29,207	$59,977
James C. Rushing III		$46,250		$24,015	$24,015
Michael R. Donn, Sr.		$31,250		$16,226	$25,842
Jacqueline K. McGuire		$28,846	$	---	$3,269
Adrian Goldfarb	$	---	$	---	$11,538
Stephen Johnson		$21,250		$10,625	$10,625

At December 31, 2005, we owed Vice-Admiral George Sterner $279,000, representing a $240,000 loan and commissions. We paid him $25,000 in 2006. We issued a new note of $341,412, to Vice-Admiral Sterner on November 14, 2007. The note was in default at December 31, 2007.  In June 2008, we renegotiated this indebtedness paying Vice-Admiral Sterner and issued him a new note of $374,423 with 7% annual interest to be paid in quarterly installments of $50,000 including interest.  As of the date of this Report, there was a balance of $335,714 on this loan.

In December 2007, in order to provide us with additional authorized shares, we offered our option and warrant holders the right to exchange their current warrants and/or options for new options with an exercise price of $0.28 expiring on January 31, 2011 (the “Exchange Offer”).  The exchange ratio was four new options for each 10 old warrants and/or options.  The Exchange Offer closed on March 31, 2008, resulting in the cancellation of 9,130,801 options and warrants and the issuance of 6,087,200 new options.

The following table represents our directors and officers who participated in the Exchange Offer:

	No. of Options/Warrants Cancelled	No. of Options Issued
Dennis McGuire (1)	3,000,000	1,200,000
Jacqueline McGuire (1)	199,999	80,000
Dennis and Jacqueline McGuire (2)	2,000,000	800,000
Michael R. Donn, Sr.	500,000	200,000
James C. Rushing, III (3)	1,315,000	526,000
Vice-Admiral George R. Sterner	1,275,000	510,000
Barry Hechtman (3)	105,000	42,000

———————

(1)

All directors and officers exchanged only options, except Mr. and Mrs. McGuire who also exchanged warrants.

(2)

Warrants jointly owned by Mr. Dennis McGuire and Mrs. Jacqueline McGuire.

(3)

Messrs. Rushing and Hechtman resigned from the Board in August 2008.

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

On February 11, 2008, Mr. James C. Rushing III resigned as Chief Financial Officer and agreed to serve as Vice Chairman of the Board and assist our new Chief Financial Officer in the transition. We agreed to compensate him at the annual rate of $92,500 (his then base salary). The services ended on July 31, 2008. Mr. Rushing waived his right to an award for being a non-employee Chairman of the Board. Mr. Patrick Haskell began investing in Ecosphere in late December 2007 and was instrumental in helping us raise approximately $3,416,000.  We agreed to pay him a finder’s fee in January 2008 prior to the time he became an officer and director. In September 2008 we issued Mr. Haskell 450,000 shares of common stock as payment of the finder’s fee.

 Mrs. Jacqueline McGuire and Mr. Michael R. Donn, Sr., our Chief Operating Officer and a director, are the wife and brother-in-law of Mr. Dennis McGuire, our President and Chief Technology Officer. We also employ two other members of their families. We believe that based upon the services it receives from these related parties, the compensation is fair to us.

We have adopted a policy to have our Board approve all related person transactions. Each of these related person transactions have been approved by all of the disinterested directors serving as of the time we initiated the transaction.

Effective February 1, 2009, the Company entered into a consulting agreement with Charles Vinick, an Ecosphere director, to assist the Company in getting government grants for environmentally friendly projects using the Company’s technologies.  In consideration for entering into the agreement, the Company is paying Mr. Vinick a fee of $7,500 per month.  In lieu of cash, the fee is being paid with five-year vested stock options or in shares of common stock at Mr. Vinick’s option.  The agreement is for a six- month period and may be cancelled within 30 days’ notice by either the Company or Mr. Vinick.  Additionally, if the Company receives government funding as a result of Mr. Vinick’s efforts (even if the term of his consulting agreement has expired), Mr. Vinick will receive a cash fee of 1% of the funds received.

In February 2009, Adrian Goldfarb, the Company’s Chief Financial Officer, arranged for additional financing of up to $150,000 for the Company through a limited liability company managed by him and his wife.  As of the date of this report, the Company has received $95,500 from this financing.  The funds are coming from domestic and international investors and Mr. Goldfarb is receiving no benefit from the transaction.  The funds are being secured by an interest in serviceequipment of the Company.

Item 14.

Principal Accounting Fees and Services.

Ecosphere’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as the Company’s independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in 2008 were approved by the Audit Committee. The following table shows the fees for the year ended December 31, 2008 and for the year ended December 31, 2007.

	Salberg & Co.	Salberg & Co.
	2008	2007
Audit Fees (1)	$90,000	$69,000
Audit Related Fees (2)	$8,000	$1,000
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)

Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2008 and 2007.

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1) All Financial Statements

(2) Financial Statements Schedule

(3) Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation
3.3	Certificate of Correction to the Certificate of Incorporation
3.4	Bylaws (1)
3.5	Amendment to Bylaws (2)
4.1	Form of Common Stock Certificate (3)
4.2	Form of Senior Convertible Debenture (4)
4.3	Form of Warrant Issued to Debenture Holders (5)
4.4	Warrant (Heller Capital) (5)
4.5	Form of Secured Convertible Note – December Offering (See Exhibit A of Exhibit 10.10 below)
4.6	Form of Secured Convertible Note – May Offering (See Exhibit A of Exhibit 10.11 below)
4.7	Form of Secured Convertible Note – August Offering (See Exhibit A of Exhibit 10.12 below)
4.8	Form of Secured Convertible Note – Bledsoe – May 2008 (See Exhibit A of Exhibit 10.13 below)
4.9	Form of Secured Convertible Note – Bledsoe – November 2008 (See Exhibit A of Exhibit 10.15 below)
10.1	Securities Purchase Agreement (4)(6)
10.2	2006 Equity Incentive Plan (7)
10.3	Amendment to the 2006 Equity Incentive Plan (2)
10.4	Agreement with Vice-Admiral George R. Sterner (8)(9)
10.5	Form of 2006 Management Compensation Adjustment Plan (10)
10.6	Form of Amendment to 2006 Management Compensation Adjustment Plan (3)
10.7	Form of Stock Option Agreement (3)
10.8	Form of Restricted Stock Agreement (7)
10.9	Form of Stock Option Agreement in Warrant/Option Exchange Offer (5)
10.10	Secured Line of Credit Agreement dated December 28, 2007 (5)(6)
10.11	Secured Line of Credit Agreement dated May 12, 2008 (2)(6)
10.12	Secured Line of Credit Agreement dated August 28, 2008 (2)(6)
10.13	Credit Agreement with Bledsoe Capital Group, LLC dated May 12, 2008 (2)(6)
10.14	Exclusive Option with Bledsoe Capital Group, LLC dated June, 5, 2008 (2)
10.15	Credit Agreement with Bledsoe Capital Group, LLC dated November 12, 2008 (6)
10.16	Summary of Employment Arrangement with Patrick Haskell (2)
10.17	Summary of Employment Arrangement with Dennis McGuire (2)
10.18	Summary of Employment Arrangement with Adrian Goldfarb
10.19	Summary of Employment Arrangement with Michael R. Donn, Sr.(2)
10.20	Consulting Agreement with WSR Consulting, Inc.(5)
10.21	Letter Agreement Amending WSR Consulting Agreement
10.22	Gordon Goodman Settlement Agreement (2)

Exhibit Number	Description
10.23	Summary of Robert Barrata Note Extension Agreement (2)
10.24	Charles Vinick Consulting Agreement
21.1	Subsidiaries
23.1	Consent of Salberg & Company, P.A.
31.1	Certification of Chief Executive Officer (Section 302)
31.2	Certification of Chief Financial Officer (Section 302)
32.1	Certification of Chief Executive Officer (Section 906)
32.2	Certification of Chief Financial Officer (Section 906)

———————

(1)

Contained in Form 10-QSB filed on December 11, 2006.

(2)

Contained in the Form 10-Q filed on November 14, 2008.

(3)

Contained in Form SB-2 filed on January 18, 2007.

(4)

Contained in Form 8-K filed on December 20, 2006.

(5)

Contained in the Form 10-KSB filed on April 15, 2008.

(6)

This Agreement contains representations and warranties the parties made to each other. The statements made in those representations and warranties are qualified by information in confidential disclosure schedules that were in connection with signing the Agreement. While we do not believe that the disclosure schedules contain information that the securities laws require to be publicly disclosed, the disclosure schedules do contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Agreement. Accordingly, you should not rely on the representations and warranties as characterizations of the actual state of facts, since they are modified by the underlying disclosure schedules. Moreover, information concerning the subject matter of the representations and warranties may have changed since the date of the Agreement, which subsequent information may or may not be fully reflected in any subsequent public disclosures.

(7)

Contained in Form 10-QSB filed on December 11, 2006.

(8)

Contained in Form 10-KSB filed on April 4, 2006.

(9)

Portions subject to a Request for Confidential Treatment.

(10)

Contained in Form 10-KSB filed on August 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2009

Ecosphere Technologies, Inc.

By:	/s/ PATRICK HASKELL
Patrick Haskell
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ADRIAN G. GOLDFARB	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 25, 2009
Adrian G. Goldfarb
/s/ PATRICK HASKELL	Chairman of the Board of Directors	March 25, 2009
Patrick Haskell
/s/ JOE M. ALLBAUGH	Director	March 25, 2009
Joe M. Allbaugh
/s/ GENE H. DAVIS	Director	March 25, 2009
Gene H. Davis
/s/ MICHAEL R. DONN, SR	Director	March 25, 2009
Michael R. Donn, Sr
/s/ D. STEPHEN KEATING	Director	March 25, 2009
D. Stephen Keating
/s/ GEORGE R. STERNER	Director	March 25, 2009
George R. Sterner
/s/ CHARLES VINICK	Director	March 25, 2009
Charles Vinick
/s/ THOMAS D. WOLFE	Director	March 25, 2009
Thomas D. Wolfe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss applicable to common stock of $11,831,906, and net cash used in operations of $4,379,171 for the year ended December 31, 2008, and a working capital deficit, a stockholders' deficit and an accumulated deficit of $9,229,775, $10,753,301 and $64,993,779, respectively, at December 31, 2008. In addition, the Company has redeemable convertible cumulative preferred stock that is eligible for redemption at a redemption amount of $3,933,545 including accrued dividends as of December 31, 2008 and is in default on certain promissory notes at December 31, 2008. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

February 27, 2009

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
Current Assets
Cash and equivalents	$461,514	$329,848
Accounts receivable	123,728	3,800
Inventories	32,426	162,601
Prepaid expenses and other current assets	72,101	117,685
Total current assets	689,769	613,934
Property and equipment, net	1,875,891	548,118
Construction in progress	319,975	—
Patents, net	41,165	23,290
Debt issue costs, net	276,055	—
Deposits	55,998	—
Investment	—	250,000
Total assets	$3,258,853	$1,435,342
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,009,467	$956,815
Accounts payable - related parties	5,485	32,994
Accrued liabilities	1,457,497	1,182,798
Capital lease obligations	38,249	34,238
Due to affiliate	2,000	2,000
Deferred revenue - related party	—	156,000
Insurance premium finance contracts	42,270	—
Notes payable – related parties (net of discount) – current portion	1,370,141	476,000
Notes payable – third parties (net of discount) – current portion	5,994,435	1,842,555
Total current liabilities	9,919,544	4,683,400
Capital lease obligations – less current portion	13,721	51,970
Deferred rent	4,126	—
Notes payable - related parties - less current portion	115,818	—
Notes payable to third parties (net of discount) – less current portion	25,400	285,983
Total Liabilities	10,078,609	5,021,353
Redeemable convertible cumulative preferred stock series A 11 shares authorized; 7 and 9 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,111,306 at December 31, 2008)	1,111,306	1,129,431
Redeemable convertible cumulative preferred stock series B 484 shares authorized; 424 and 429 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,822,239 at December 31, 2008)	2,822,239	2,728,364
Commitments and Contingencies (Note 13)
Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 83,791,919 and 63,927,180 shares issued and outstanding at Decembere 31, 2008 and 2007, respectively	837,914	639,266
Common stock issuable, $0.01 par value, 286,000 and 297,763 issuable at December 31, 2008 and 2007, respectively	2,860	2,978
Additional paid-in capital	53,399,704	45,214,073
Accumulated deficit	(64,993,779)	(53,300,123)
Total stockholders’ deficit	(10,753,301)	(7,443,806)
Total liabilities, redeemable convertible cumulative preferred stock,and stockholders’ deficit	$3,258,853	$1,435,342

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,
	2008	2007
Revenues from operations	$247,202	$750,007

Cost of revenues	163,169	888,302

Gross profit (loss)	84,033	(138,295)

Operating gains and other operating income:
Gain from sale of intellectual property and related assets, net	––	5,259,370

Operating expenses
Selling, general and administrative	6,082,656	5,849,673
Impairment of assets	6,601	15,000
Impairment of investment	––	5,000
Total operating expenses	6,089,257	5,869,673

Loss from operations	(6,005,224)	(748,598)

Other income (expense):
Other income (loss)	(12,599)	11,664
Loss on conversion	(256,271)	(74,189)
Loss on extinguishment of debt	—	(2,757,534)
Interest expense	(5,419,562)	(2,992,663)
Total other income (expense)	(5,688,432)	(5,812,722)

Net loss	(11,693,656)	(6,561,320)

Preferred stock dividends	(138,250)	(141,802)

Net loss applicable to common stock	$(11,831,906)	$(6,703,122)

Net loss per common share applicable to common stock (basic and diluted)	$(0.16)	$(0.11)

Weighted average number of common shares outstanding (basic and diluted)	73,158,831	60,596,054

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2007 and 2006

	Common Stock (Shares)	Common Stock Par Value	Common Stock Issuable (Shares)	Common Stock Issuable Par Value	Additional Paid In Capital	Accumulated Deficit
							Total

Balance at December 31, 2006	56,487,639	$564,877	—	$—	$38,762,072	$(46,738,803)	$(7,411,854)
Shares issued for services	1,430,999	14,310	—	—	444,157	—	458,467
Redeemable preferred stock conversions	29,225	292	—	—	87,208	—	87,500
Shares Issued for interest	1,736,048	17,360	—	—	454,088	—	471,448
Conversions of notes to common stock	1,139,706	11,397	—	—	503,309	—	514,706
Employee, director and advisor shares for service	300,952	3,010	—	—	308,067	—	311,077
Stock options granted and vested to employees, directors and advisors	—	—	—	—	104,134	—	104,134
Beneficial conversion features of debt offerings	—	—	—	—	1,325,807	—	1,325,807
Warrants issued in connection with debt offerings and modifications	—	—	—	—	1,685,565	—	1,685,565
Shares issued in connection with debt offerings, renewals	801,881	8,019	297,763	2,978	222,969	—	233,966
Shares issued as finders fees for leasing arrangement	2,000,000	20,000	—	—	660,000	—	680,000
Options issued to management for commissions related to the sale of the UES technology and assets	—	—	—	—	773,500	—	773,500
Exercise of warrants	10,080	101	—	—	(101)	—	—
Other	(9,350)	(100)	—	—	25,100	—	25,000
Redeemable preferred stock dividends	—	—	—	—	(141,802)	—	(141,802)
Net loss, 2007	—	—	—	—	—	(6,561,320)	(6,561,320)
Balance at December 31, 2007	63,927,180	639,266	297,763	2,978	45,214,073	(53,300,123)	(7,443,806)
Shares issued for services	559,524	5,595	250,000	2,500	375,905	—	384,000
Shares issued in connection with debt offerings, renewals	881,622	8,817	(297,763)	(2,978)	113,266	—	119,105
Conversions of notes and debentures to common stock	12,599,112	125,991	—	—	1,754,055	—	1,880,046
Shares issued for interest	431,848	4,319	—	—	113,906	—	118,225
Conversion of Series A Preferred Stock to common stock	12,000	120	36,000	360	49,520	—	50,000
Conversion of Series B Preferred Stock to common stock	4,170	41	—	—	12,459	—	12,500
Vesting of Restricted Stock	1,093,050	10,931	—	—	210,932	—	221,863
Exercise of warrants for cash	1,285,000	12,850	—	—	176,450	—	189,300
Cashless exercise of warrants	2,998,413	29,984	—	—	(29,984)	—	—
Warrants and options granted for services	—	—	—	—	541,886	—	541,886
Beneficial conversion features of debt offerings	—	—	—	—	1,374,636	—	1,374,636
Warrants issued in connection with debt offerings	—	—	—	—	2,253,062	—	2,253,062
Stock options granted and vested to employees, directors and advisors	—	—	—	—	1,377,788	—	1,377,788
Redeemable preferred stock dividends	—	—	—	—	(138,250)	—	(138,250)
Net loss, 2008	—	—	—	—	—	(11,693,656)	(11,693,656)
Balance at December 31, 2008	83,791,919	$837,914	286,000	$2,860	$53,399,704	$(64,993,779)	$(10,753,301)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(11,693,656)	$(6,561,320)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities		.
Depreciation and amortization	259,642	310,583
Amortization of debt issue costs	515,363	232,156
Accretion of imputed interest	––	190,000
Accretion of discount on notes payable	4,294,206	1,514,772
Provision for asset impairment	––	20,000
Loss on conversion of accrued interest and accounts payable to stock	208,500	74,189
Loss on extinguishment of debt	––	2,757,534
Non-cash expense to renew / extend loans	12,500	48,437
Warrants and stock options issued for services	17,969	877,634
Impairment of inventory	6,601	––
Common stock issued for interest / services	33,170	766,744
Non-cash expense from option / warrant exhange / repricing	15,679	184,835
Non-cash portion of gain from sale of intellectual property and related assets, net	––	(250,000)
Non-cash stock based compensation	1,583,972	––
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(119,928)	17,123
(Increase) decrease in inventories	(32,426)	1,392,747
Decrease (increase) in prepaid expenses and other current assets	122,975	(65,805)
(Increase) in debt issue costs and other non-current assets	(180,001)	––
Increase accounts payable	67,652	779,696
Increase (decrease) in accounts payable - related party	(1,389)	2,000
Increase in deferred rent	4,126	––
Increase in deferred revenue	––	156,000
Increase in accrued expenses	505,874	786,809
Net cash (used in) provided by operating activities	(4,379,171)	3,234,134
INVESTING ACTIVITIES:
Proceeds from sale of investment	250,000	––
Construction in process purchases	(319,975)	––
Purchase of property and equipment	(1,585,315)	(500,250)
Net cash (used in) provided by investing activities	(1,655,290)	(500,250)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	5,627,500	355,000
Proceeds from issuance of notes payable and warrants to related parties	1,080,000	620,000
Proceeds from issuance of notes payable to related parties	41,656	––
Proceeds from exercise of warrants for cash	189,300	––
Repayments of notes payable	(390,646)	(4,923,987)
Repayments of notes payable to related parties	(347,445)	(424,000)
Principal payments on capital leases	(34,238)	(20,807)
Net cash provided by (used in) financing activities	6,166,127	(4,393,794)
Net increase (decrease) in cash	131,666	(1,659,910)
Cash and cash equivalents, beginning of year	329,848	1,989,758
Cash and cash equivalents, end of year	$461,514	$329,848

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
	2008	2007
Supplemental Cash Flow Information:
Cash paid for interest	$229,750	$310,997
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$138,250	$141,802
Beneficial conversion features of convertible notes and debentures	$1,374,636	$1,325,807
Warrants issued in connection with financing	$2,253,062	$1,413,294
Common stock issued for services	$88,000	$—
Common stock issued for debt issue costs	$288,000	$—
Common stock issued to repay debt	$—	$525,000
Conversion of convertible notes and debentures payable to common stock	$1,880,046	$—
Common stock issued as payment of accrued interest	$118,225	$318,412
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$50,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$12,500	$87,500
Purchase of equipment financed with capital lease and common stock	$—	$1,890,000
Conversion of accrued interest to notes payable	$145,383	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

The accompanying consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Solutions, Inc. (“EES”) and  Ecosphere Renewable Energy Corp, (“EREC”).  ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process.  In November 2008, the Company changed the name of EES to Ecosphere Energy Services, Inc.  EREC was formed in July 2008 to market the Company’s LifeLink and Ecos Power Cube technologies.

In connection with the sale of certain intellectual property and assets of UES in October 2007, the Company obtained a 5% interest in Chariot Robotics, Inc. This interest was recorded as an investment at December 31, 2007 in the amount of $250,000.  In January 2008, the Company sold its 5% interest in Chariot Robotics, Inc. for $250,000.

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

For purposes of the statement of cash flows for sales of intellectual property and related assets and liabilities, which is treated as an operating activity with net proceeds recognized as operating  gains (see revenue recognition policy below) such intellectual property and related assets and liabilities are considered to be transferred to inventory prior to the sale.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method. At December 31, 2007, inventory of $162,601 consisted of the cost to date for building the prototype Ozonix TM unit which was being tested in the field and was pending acceptance by the Ecosphere Energy Services, LLC, a Joint Venture between EES and two joint venture partners. During 2008, the value of the prototype was written down to zero. At December 31, 2008, inventory of $32,426 consists of the cost of a trailer which will be incorporated into a future recycling unit.

PROPERTY AND EQUIPMENT AND DEPRECIATION

Property and equipment is recorded at cost. For equipment manufactured for use by the Company, cost includes direct component parts and supplies plus direct labor.  Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets of 5 to 7 years. Leasehold improvements are amortized over the lesser of the lease term or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred.

PATENTS

Patents are stated at cost (inclusive of perfection costs) and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2008 and 2007 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $2,100 and $6,828 for the years ended December 31, 2008 and 2007, respectively.  In addition, in connection with the Company’s sale of intellectual property and assets to UES in 2007, the Company reduced the carrying value of patents by $39,000, net of accumulated amortization of $39,000, to reflect the patents transferred in the UES sale.

DEBT  ISSUE COSTS

In connection with the debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various third parties. The Company capitalizes these costs and amortizes them over the life of the debenture, using the effective interest method of amortization. In connection with a restructuring of the associated debt in October 2007, which was treated as a debt extinguishment in accordance with Emerging Issues Task Force (EITF) abstracts 96-19 and 05-7, we wrote off the remaining debt acquisition costs.  In 2008, the Company incurred additional debt acquisition costs of $791,417 related to the various financings during the year, $180,000 of which were paid in cash with the remainder paid in common stock and warrants. Amortization expense in 2008 and accumulated amortization at December 31, 2008 amounted to $515,363. (Notes 9 and 11)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended December 31, 2008,  the Company wrote off the cost of the original Ozonix™ unit, $162,601, which was built for testing in the Barnett Shale of Texas, when it was determined the value of the unit was impaired.  In connection with the write-off, the Company also reduced deferred revenue related to the unit in the amount of $156,000, resulting in a loss on impairment of $6,601.

REVENUE RECOGNITION

In accordance with Staff Accounting Bulletin 104, Revenue from sales of equipment is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant. Revenue from water-filtration contracts is earned based upon the

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered. Revenue from the sale of intellectual property and related assets is recognized as a net gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs. Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss.

The Company includes shipping and handling fees billed to customers as revenues and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $1,090 and $174,388 for the years ended December 31, 2008 and 2007, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with SOP 93-7, advertising costs are charged to operations when incurred; such amounts aggregated $4,224 in 2008 and $445 in 2007.

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

The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under SFAS 133 are reclassified to liability at the fair value of the instrument on the reclassification date. The Company did not have any derivative instruments at December 31, 2008 or 2007.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised) (“Statement 123(R)”) which became effective for all accounting periods beginning after December 15, 2005.   As such, we recognize an expense for the fair value of our unvested outstanding stock options as of December 31, 2005, which will be expensed as the stock options vest. Statement 123(R) required the Company to select one of three transition methods; prospective, retroactive or modified prospective. The Company has elected to use the modified prospective transition method. Under the modified prospective method, compensation cost, for all grants after the effective date, is recognized for the fair value of all share based award grants as those grants vest. Additionally the portion of outstanding awards for which the requisite service period has not been rendered is recognized as compensation expense based upon the grant date fair value of those awards as calculated under the original provisions of SFAS 123 “Accounting for Stock Based Compensation.”

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Beginning January 1, 2007, the Company adopted the provisions of the FASB’s Financial Interpretation Number 48 (FIN. 48), Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2008, tax years 2005, 2006 and 2007 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

Based upon the conversion terms of the Company's Series A and B Redeemable Convertible Cumulative Preferred Stock (Preferred Stock) and the estimated current fair value of the Company's common stock into which the Preferred Stock is convertible, the fair value of the Preferred Stock aggregates approximately $162,000 and $115,000 as of December 31, 2008 and 2007.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Based upon the conversion terms of the Company's convertible debentures and the estimated current fair value of the Company's common stock into which the debentures is convertible, the fair value of the debentures aggregate approximately $2,380,500 and $1,297,500, respectively, as of December 31, 2008 and 2007.

Additionally, all convertible notes and convertible notes with original issue discounts have aggregate fair values of approximately $5,031,789 and $1,594,000, respectively, as of December 31, 2008, based upon the conversion terms of the notes and the estimated fair value of the Company’s common stock into which they are convertible.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventories, estimates of depreciable lives and valuation of property and equipment, estimates of the amortization period of intangible assets, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

RECLASSIFICATIONS

Certain amounts included in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation. These reclassifications had no effect on total assets, liabilities, stockholders’ deficit or gross profit (loss), loss from operations or net loss.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption did not have a significant impact on our consolidated financial position and results of operations.

On February 15, 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” Under SFAS No. 159, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, are not met. SFAS No. 159 is effective for years beginning after November 15, 2007. Since adoption, the Company has not elected fair value option for any financial instruments, however, any future selection of fair value option, for a selected financial instrument, may have a material effect on the Company’s financial condition and results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51 , which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning January 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not expect this standard to have a material effect on our consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007),  Business Combinations , which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning January 1, 2009. We do not expect it to have a material effect on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”   This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” The Company will adopt the FSP, which affects the calculation of earnings per share, in the first quarter of 2009.   The provisions of the FSP are to be applied retrospectively. The Company expects that it will not have a material effect on the consolidated financial statements.

FSP No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” was issued on December 30, 2008.   This statement, effective for fiscal years ending after December 15, 2009, clarifies an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.   This statement prescribes expanded disclosures regarding investment allocation decisions, categories of plan assets, inputs, and valuation techniques used to measure fair value, the effect of Level 3 inputs on changes in plan assets and significant concentrations of risk. The Company will adopt the FSP at the end of 2009 and expects it will not have a material effect on the consolidated financial statements.

2.

GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2008, the Company incurred net losses applicable to common stock of approximately $11.8 million. At December 31, 2008, the Company had a working capital deficiency of approximately $9.2 million, a stockholders’ deficit of approximately $10.8 million, had an accumulated deficit of approximately $65 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of December 31, 2008. The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems.  Management devotes a substantial amount of time to speaking with potential investors but has not reached any agreement upon terms. Pending our ability to do so, our Chief Financial Officer has arranged to borrow up to $150,000  from domestic and overseas investors. Additionally, we have regularly been communicating with Bledsoe Capital Group, LLC with respect to the possible exercise of their option on modified terms. Because of the continuing decline in the economy in the United States and overseas, we have been hampered in our ability to raise the necessary working capital.  As a result of limited liquidity, only critical vendor payments are being made to conserve cash resources. Working capital limitations may impinge on day-to-day operations. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

3.

ACCOUNTS RECEIVABLE

As of December 31, 2008, accounts receivable in the amount of $123,728 relates to amounts due from a customer for processing frac flowback water in November and December 2008.   Accounts receivable as of December 31, 2007 amounted to $3,800.  As of December 31, 2008, the Company has not recorded an allowance for doubtful accounts as all amounts due are considered fully collectible.

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2008	December 31, 2007
Vendor deposits	$14,351	$14,342
Prepaid consulting fees	—	450
Prepaid interest expense	—	71,556
Prepaid insurance	55,750	—
Other	2,000	31,337
Total prepaid expenses and other current assets	$72,101	$117,685

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2008	December 31, 2007
Plant and machinery	5 years	$1,526,330	$23,944
Water filtration equipment	5 years	865,375	865,487
Furniture and fixtures	7 years	286,694	277,250
Automobile and trucks	5 years	56,047	41,233
Leasehold improvements	5 years	234,718	214,116
Office equipment	5 years	436,859	398,679

		3,406,023	1,820,709
Less total accumulated depreciation		(1,530,132)	(1,272,591)

Property and equipment, net		$1,875,891	$548,118

The Company entered into two capital leases during the year ended December 31, 2007, expiring at various dates through March 2010. The leased assets and the related liabilities were transferred on the sale of assets and intellectual property. Amortization of the assets held under capital leases, prior to the UES sale, is included in the costs of revenue component of depreciation expense and was approximately $137,485 for the year ended December 31, 2007.  The remaining capital lease relates to a copier.  During the year ended December 31, 2008, depreciation expense related to this asset amounted to $21,404.

In connection with the UES sale of intellectual property and associated equipment and inventory, the Company sold all of the assets held for sale at September 30, 2007, with a net book value of approximately $2,198,000. The sale of the equipment and inventory was recorded as a wash sale with no corresponding gain or loss being recognized. Depreciation expense of $153,522 primarily relating to the sold equipment is included in cost of revenues in 2007.  Total depreciation expense for 2007, including the $153,522 included in cost of revenues in 2007 was $303,755.  Depreciation expense for 2008 was $257,542.

The Company placed two Ozonix filtration units into service during the year ended December 31, 2008 at an aggregate capitalized cost of approximately $1,467,000.  These units are being depreciated using the straight line method over five years.  These units plus the Water Filtration Truck and another non-Ozonix water filtration unit collateralize certain secured notes payable of the Company.  As of December 31, 2008, the aggregate carrying value of these assets was approximately $1,676,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

6.

ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2008	December 31, 2007
Accrued payroll and related benefits	$441,342	$468,808
Accrued interest	476,753	372,282
Other accrued expenses	539,402	341,708
Total accrued expenses	$1,457,497	$1,182,798

7.

NOTES PAYABLE

(a.)

Related Parties

Notes payable to related parties consist of the following:

December 31, 2008	December 31, 2007

Unsecured notes payable to Director, interest at prime plus 2% (9.25% at December 31, 2007). Effective January 1, 2007, the Company and Director modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. After no payments were made under the January 1, 2007 terms, the Company and the Director entered into a new agreement in June 2008 whereby the Company made a payment of $31,080 to the Director and signed a new note agreement for the balance of all amounts due under the prior agreement plus accrued interest, $374,423.  The new agreement calls for quarterly principal and interest payments of $50,000 and a fixed interest rate of 7%.  As of December 31, 2008, the Company has made one payment of $50,000 under the new terms.  The note is in default as of December 31, 2008.

$335,714	$240,000

Secured 12 % one year notes convertible at $0.15 per share of common stock payable to the Company’s Chief Executive Officer with principal amounts of $650,000.  The holder received 1,300,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $318,307 which is being amortized over the life of the notes.  As of December 31, 2008 the unamortized amount of this these discounts is $48,419.  The notes are due in varying amounts from March 2009 to May 2009.  As of December 31, 2008, the Company owes accrued interest of $57,317 on these notes.  $325,000 of these notes were reclassified to related party in 2008.

601,581	—

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to the Company’s Chief Executive Officer with a principal amount of $111,111.  The holder funded $100,000 to the Company.  As such the Company recognized an original issue discount of $11,111 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $24,691 which is being amortized over the life of the note.  As of December 31, 2008 the unamortized amount of these discounts is $23,443.   The note is due in August 2009.

87,668	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007

Secured 12 % one year note convertible at $0.15 per share of common stock payable to a Director with a principal amount of $50,000.  The holder received 100,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $33,299 which has been fully amortized as of December 31, 2008, since the note was exchanged in 2008. The note is due in March 2009.  As of December 31, 2008, the Company owes accrued interest of $4,800 on these notes.  This note replaced a note dated January 2008 and was reclassified to related party in 2008.

	50,000	—

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to a Director with a principal amount of $200,000. The holder funded $180,000 to the Company. As such the Company recognized an original issue discount of $20,000 which is being amortized over the term of the note. In addition, the Company recorded a note discount related to the beneficial conversion feature of $166,667 which is being amortized over the life of the note. As of December 31, 2008 the unamortized amount of these discounts is $129,378. The note is due in September 2009.	70,622	—

Secured 12 % one year notes convertible at $0.15 per share of common stock payable to the Company’s Senior Vice President of Business Development with principal amounts of $300,000.  The holder received 600,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $221,882 which is being amortized over the life of the debt.  As of December 31, 2008 balance of unamortized discount was $82,294. The notes are due in varying amounts from March 2009 to May 2009.  As of December 31, 2008, the Company owes accrued interest of $22,882 on these notes.

	217,706	—

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to the Company’s Senior Vice President of Business Development with a principal amount of $111,111.  The holder funded $100,000 to the Company.  As such the Company recognized an original issue discount of $11,111 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $24,691 which is being amortized over the life of the note.  As of December 31, 2008 the unamortized amount of this discount is $23,443.  The note is due in September 2009.

	87,668	—

Secured 12 % one year note convertible at $0.15 per share of common stock payable to an Employee with a principal amount of $35,000.  The holder received 70,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $15,592 which has been fully amortized as of December 31, 2008, since the note was exchanged in 2008. The note is due in March 2009.  As of December 31, 2008, the Company owes accrued interest of $3,381 on this note.  This note replaced a note dated December 2007 and was reclassified to related party in 2008.

	35,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007
Unsecured demand notes payable to principal shareholders, interest at 10%.	—	210,000

Unsecured note payable to a company owned by Ecosphere’s principal shareholders, interest at prime plus 2% (9.25% at December 31, 2007), due upon demand. The note plus accrued interest of $18,750 was repaid in December 2008.	—	26,000

Total	1,485,959	476,000
Less: current portion	1,370,141	476,000
Related party notes payable – net of current portion	$115,818	$—

All amounts due to related parties are due in 2009 and 2010.

(b.)

Other

Notes payable consist of the following:

December 31, 2008	December 31, 2007

Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238 at December 31, 2006, issued at an original discount, with warrants. During 2007, the debentures were replaced by new debentures that are convertible into common stock at $0.15 per share and the original warrants were replaced by warrants exercisable at $0.15 per share, as a result of the closing of the UES asset sale on October 9, 2007. In addition, principal in the amount of $4,000,000 was repaid and principal in the amount of $14,706 was converted into 97,410 shares of common stock, resulting in a principal balance of $1,580,532 at December 31, 2007. The debt modification and repayment has been treated as a debt extinguishment under EITF 96-19 and accordingly, all pre-extinguishment discounts were written-off, resulting in a loss on extinguishment of debt in 2007 in the amount of $2,648,534, and the new discounts have been recorded. The Company recorded a discount in the amount of $1,045,260 related to the warrants and a discount of $535,273 related to the beneficial conversion feature. At December 31, 2008 and 2007, unamortized discounts totaled $503,655 and $1,398,164, respectively.  During the year ended December 31, 2008, the holders converted $428,657 of principal into 2,857,713 shares of common stock.  As of December 31, 2008, the Company owes accrued interest of $51,834 on these debentures.

$648,221	$182,369

Unsecured notes payable, interest at prime plus 2% (5.25% at December 31, 2008), due as follows:  $1,297,870 on July 13, 2008. The principal amount of these notes as of December 31, 2008 and 2007 was $504,652 and $772,870, respectively.  On February 13, 2007 the maturity date was extended to July 13, 2007 in exchange for a principal payment of $50,000, payment of accrued interest of $38,684 and payment of an extension fee and expenses totaling $51,500 which has been expensed as of September 30, 2007. On July 13, 2007, the Company entered into a second extension agreement with the lender in which, it paid the lender $525,000 in principal, accrued interest from February 22, 2007, a $50,000 extension fee (one-half in cash and one-half in common stock) and $3,500 of the lender’s attorney fees. In July 2008, the maturity date was extended until October 2008 with the payment of $100,000 of principal, $15,510 of accrued interest and $25,000 of extension fees (50% in cash and 50% in stock) and expenses of $2,500.  In October 2008, the due date was further extended until January 2009 by the payment of $168,218 of principal and $14,275 of accrued interest. The remaining principal balance is currently due. As of December 31, 2008, the Company owes accrued interest of $6,444 on this note.

504,652	772,870

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

December 31, 2008	December 31, 2007

Unsecured convertible notes payable, net of unamortized discount of $745,095 at December 31, 2007, interest at 10% due at various dates between October 10, 2008 and November 19, 2008. The Notes are convertible into shares of common stock at the rate of $0.15 per share resulting in the recognition and recording of a debt discount related to the beneficial conversion feature in the amount of $716,673. The note holders were previously holders of unsecured debt of the Company which was in default. The prior principal balances due, plus accrued interest were converted into new notes with an aggregate principal balance of $943,392 at December 31, 2007. In addition, the company agreed to issue one share of common stock for every $1 of new convertible debt, and agreed to prepay the interest on the note. No interest has been prepaid as of December 31, 2007. The relative fair value of the common stock was $185,529 which was recorded as a debt discount.   In 2008, additional notes in default, with principal and accrued interest in the aggregate amount of $557,817 were converted into unsecured convertible notes.  As result, the Company issued an additional 557,817 shares of common stock to the note holders.  The relative fair value of the stock $108,475, plus the beneficial conversion feature of the notes, $401,905 was recorded as a debt discount.  During the year ended December 31, 2008, all of these unsecured convertible notes with an aggregate principal balance of $1,451,389 were converted into 9,741,399 shares of common stock and all discounts were amortized to interest expense.

—	198,297

Unsecured bridge finance notes payable, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 5%, due on demand. $25,000 of the notes payable was converted into 25,000 shares of common stock in 2007 and $10,000 was converted into a new 10% convertible note in 2007. Subsequent to December 31, 2007, a note holder agreed to convert $100,000 of bridge finance notes payable into a $103,068 note payable due in October 2008, bearing interest of 10% and convertible into common stock at the rate of $0.15 per share. In addition, the Company issued 103,068 shares of common stock to the holder and agreed to prepay all interest due under the note.

—	150,000

Unsecured convertible notes in the principal amount of $355,000, convertible into common stock at the rate of $0.15 per share. In addition, holders received two warrants for each $1 of principal, net of unamortized discount of $161,880 at December 31, 2007. The warrants expire in 2012 and have an exercise price of $0.15 and $0.20. A beneficial conversion feature, related to the conversion feature of the notes, was recorded in the amount of $73,861. In March 2008, the notes were exchanged for secured convertible line of credit agreements bearing interest of 12%, changing the $0.20 warrant exercise price to $0.15 and securing the agreements with the Company’s Water Filtration Truck demonstration unit.  In 2008, $325,000 of these notes were reclassified to related party debt.  As of December 31, 2008, the Company owes accrued interest of $3,381 on this note.

30,000	193,120

Secured 12% convertible notes in the principal amount of $1,350,000, convertible into common stock at the rate of $0.15 per share. In addition, holders received two warrants for each $1 of principal.  The warrants expire in 2012 and have an exercise price of $0.15 per share.  A debt discount of $1,283,203 was recorded related to the relative fair value of the warrants and the beneficial conversion feature of the notes.  Unamortized discount as of December 31, 2008 was $293,919.  These notes are secured with Company’s Water Filtration Truck demonstration unit and are due in varying amounts from March 2009 to June 2009.   As of December 31, 2008 accrued interest under these notes amounted to $194,060.

1,056,081	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	December 31, 2008	December 31, 2007

Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix unit. The Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $54,168.   Principal and interest are due under this agreement on May 21, 2009.  Accrued interest as of December 31, 2008 amounted to $61,507.

	945,832	—

Secured $2 million, notes payable bearing interest of 15% and secured by the Newfield and Williams project Ozonix units.  Amounts under this agreement are due in November and December 2009. The Company issued warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $166,316. Accrued interest as of December 31, 2008 amounted to $25,274.

	1,833,684	—

Secured one year original issue discount notes convertible at $0.36 per share of common stock payable to various holders of Business Development with a principal amount of $1,428,889.  The holders funded $1,286,000 to the Company.  As such the Company recognized an original issue discount of $142,889 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $737,856 which is being amortized over the life of the notes.  As of December 31, 2008 the unamortized amount of these discounts is $629,993.  The notes are due in various amounts from September through December 2009.

	798,896	—

Unsecured convertible notes payable, convertible into common stock at a fixed rate equal to the closing price of the Company’s common stock the day before the investment was made which was $0.56. Interest at 12%, due 12 months from the respective issues dates through August 2007. As of December 31, 2008, the due date of the note has been extended until December 2009. As of December 31, 2008, the Company owes accrued interest of $3,025 on this note.	100,000	275,000

Unsecured bridge finance note payable of $50,000, convertible into common stock at the rate of $1.00 per share of common stock, contains two detachable warrants for every dollar of principal to acquire shares of common stock at an exercise price of $1.00 and $1.25 per share, interest at 18%.	—	50,000

Unsecured notes payable of $50,000 and $150,000 at December 31, 2008 and 2007, respectively, issued with one restricted common share for each dollar invested; interest at 8%, due 12 months from the respective issue dates through November 2007. At December 31, 2008 and 2007, $50,000 and $150,000, respectively, of the notes payable was in default with a resultant interest rate of 18%. As of December 31, 2008, the Company owes accrued interest of $9,238 on this note.	50,000	150,000

Unsecured notes payable to a group of shareholders with original principal of $156,882, originally requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. These notes were reclassified as notes payable to an unrelated party during the year ended December 31, 2007. During 2008 two note holders converted the balance of principal and accrued interest into new unsecured convertible notes bearing interest of 10%. As of December 31, 2008, only one note holder remains.	52,469	156,882
Total	6,019,835	2,128,538

Less current portion	5,994,435	1,842,555

Long-term debt	$25,400	$285,983

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$7,667,885	$(1,648,050)	$6,019,835
Less current portion	7,642,485	(1,648,050)	5,994,435
Convertible & non-convertible notes payable, net of current portion	$25,400	$—	$25,400

Related parties
Convertible & non-convertible notes payable	$1,792,937	$(306,978)	$1,485,959
Less current portion	1,677,119	(306,978)	1,370,141
Convertible & non-convertible notes payable, net of current portion	$115,818	$—	$115,818

As of December 31, 2008, the Company was in default on certain of the above mentioned notes payable totaling $385,714 for failure to make payments as agreed.

As of December 31, 2008 the weighted average interest rate on the Company’s short term debt was 11.5%.

Future cash payment obligations for notes payable are as follows:

Year ending December 31,
2009	$9,319,603
2010	141,218
2011 and later	—
Total	$9,460,821

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of December 31, 2008 and 2007, respectively, there were seven and nine shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $936,306 and $904,431 on December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, two holders each converted one share of Series A preferred stock into common stock.

Series B

As of December 31, 2008 and 2007, there were 424 and 429 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,762,239  and $1,655,864 on December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, five holders converted a total of 5 shares of Series B preferred stock into shares of common stock.

In February 2009, the Board approved a correction to the Preferred Stock designations to adjust the conversion rate of Series A and B for any stock splits or other recapitalizations.  The Board also ratified the past actions whereby management issued common stock upon conversion of Series A Preferred shares at a 24,000 to 1 ratio.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

9.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2008.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2008 and 2007, respectively, included the following:

Shares Issued for Cash

2008

1,285,000 shares of common stock were issued for $189,300 cash through the exercise of warrants with strike prices between $0.10 and $0.28 per share.

Shares Issued for Services and Finders fees

2008

Of a total of 450,000 shares issuable to our CEO as a finder’s fee for arranging $1,750,000 of financing, with a fair market value of $288,000 based on the quoted market price of the stock on the date of grant, $0.64. 250,000 shares of common stock were issued. The Company recognized a loss on conversion of $200,500 representing the difference between the finder’s fee of $87,500 and the fair value of the total shares of common stock to be issued.  250,000 shares remain issuable as of December 31, 2008.

359,524 shares of common stock with a fair market value of $96,000 based on the quoted market prices of the stock on the dates of grant of between $0.23 and $0.42 per share, were issued to various parties for services valued at $88,000.  As such, the Company recognized a loss on conversion of $8,000.

2007

2,000,000 shares of common stock were issued as partial finder’s fee compensation related to the leasing of equipment with a value of $680,000 based on a quoted trading price of $0.34 per share.

333,333 shares of common stock were issued as an inducement to services providers with a value of  $118,750 based on a quoted trading price ranging from $0.35 to $0.36 per share.

1,041,666 shares were issued in payment of legal fees related to the UES sale at a quoted trading price of $0.31 per share or $322,917.

56,000 shares were issued for services rendered and previously recorded as accounts payable of $14,000. The shares were valued based on a quoted trading price of $0.30 per share or $16,800, resulting in a loss on conversion of $2,800 which is included in the loss on conversion in the accompanying consolidated statement of operations.

Shares Issued as Compensation

2008

100,000 shares of common stock granted in 2007 were issued, upon vesting in 2008, as compensation to an employee.  The expense was recognized over the requisite service period. The Company recognized compensation expense of $31,000 in 2008 related to these shares based on the quoted trading price of $0.31 per share, on the date of grant, February 12, 2007.

833,333 shares of common stock were issued as compensation to Directors for their service in 2007 and were vested immediately.  The Company recognized compensation expense of $150,000 related to these shares based on the quoted trading price of $0.18 on the date of grant, April 30, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

143,716 shares of common stock were issued to Directors in connection with their vesting on August 10, 2008 and 2007.  The Company recognized compensation expense of $116,410  in 2008 related to these shares based on the quoted trading price of $0.81 on the date of grant, August 10, 2006.

16,000 shares of common stock vested and were issued to an Advisory Board Member in connection with the vesting on August 23, 2008.  The Company recognized compensation expense of $4,000 in 2008 related to these shares based on the quoted trading price of $0.25 on the date of grant, August 23, 2007.  As of December 31. 2008, 36,000 shares remain unvested related to this grant.

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

Shares Issued in Conversion of Preferred Stock

2008

48,000 common shares were issuable upon conversion of 2 shares of Series A Preferred Stock and 4,175 shares of common stock were issued upon conversion of 5 shares of Series B Preferred Stock.  As of December 31, 2008, 36,000 shares remained issuable. The total value of the preferred shares converted was $62,500.

2007

29,225 shares of common stock were issued upon conversion of 35 shares of Series B Convertible Preferred Stock with a value of $87,500, which was reclassified from redeemable Series B convertible cumulative preferred stock to permanent equity at the conversion date.

Shares Issued in Payment of Interest

2008

376,999 shares of common stock with a value of $145,559 based on quoted trading prices of between $0.17 and $0.71 per share, were issued as payment for interest of $103,892 to the holders of the December 2006 debentures, resulting in an aggregate loss on conversion of $41,667 which is included in loss on conversion in the accompanying consolidated statement of operations.

54,849 shares of common stock, with a value of $14,333, based on a quoted trading price of $0.26 per share were issued as payment for interest, resulting in an aggregate loss on conversion of $6,106 which is included in loss on conversion in the accompanying consolidated statement of operations.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Shares Issued in Conversion of Debt and other liabilities

2008

9,741,399 shares of common stock were issued to lenders upon conversion of 10% convertible notes in the amount of $1,451,389 at a conversion rate of $0.15 per share.

2,857,713 shares of common stock were issued upon conversion of December 2006 convertible debentures in the amount of $428,657 at a conversion rate of $0.15 per share.

2007

1,041,666 shares of common stock were issued upon conversion of convertible debt in the amount of $500,000.

98,040 shares of common stock were issued to convert $14,706 of convertible note principal at a conversion rate of $0.15 per share. The shares were valued for accounting purposes at the quoted trading price on the conversion date, ranging from $0.21 to $0.23 per share, resulting in a non-material loss on conversion.

Shares Issued in Conversion of Debt to New Debt or Extension of Maturity Dates

2008

583,859 shares of common stock were issued as inducement for the conversion or extension of notes in default. The shares were issued with fair market values of between $0.20 and $0.47 per share based upon the quoted trading price at the conversion or extension dates. The value of the shares $119,105 was recorded as a  discount on notes of $106,605 which was amortized to interest expense when all the notes converted to common stock in 2008 and a direct charge to interest expense of $12,500.  In addition, 297,763 previously issuable shares were issued in 2008.

2007

801,881 shares of common stock were issued and 297,763 shares of common stock are issuable as inducement for the conversion or extension of notes in default. The shares were issued with fair market values of between $0.23 and $0.31 per share based upon the quoted trading price at the conversion or extension dates. The value of the shares $233,966 was recorded as interest expense and discount on notes of $48,437 and $185,529, respectively. Of the above mentioned 1,099,644 issued and issuable shares, 156,250 shares valued at $48,437 were for a maturity date extension fee and such amount was recorded as interest expense, and 943,393 shares were issued in connection with converting debt in default into 10% convertible notes. The value of the 943,393 shares, $185,529 has been recorded as a discount on the notes and will be recognized as interest expense over the term of the debt.

Shares Issued in Cashless Warrant Exercise

2008

6,000 shares of common stock were issued for 6,000 warrants, at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and the exercise price was lowered to zero with no accounting effect.

2,992,413 shares of common stock were issued for 4,209,833 warrants upon the holders invoking the  noncash exercise clause of the warrant agreements.

2007

10,080 shares of common stock were issued for 10,080 warrants at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and the exercise price was lowered to zero with no accounting effect.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $221,863 for the year ended December 31, 2008. The following table summarizes non-vested restricted stock and the related activity as of December 31, 2008:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2008	441,960	$0.44
Granted	1,589,667	$0.27
Vested	(1,278,958)	$0.25
Forfeited	(10,163)	$0.82

Non-vested at December 31, 2008	742,506	$0.40

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2008 was $257,749 which is expected to be recognized over a weighted average period of approximately .54 year. No restricted stock grants were issued prior to May 2006, the initiation of the plan.

10.

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 112,516,134 and 84,488,325 shares of common stock at December 31, 2008 and 2007, respectively) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

11.

STOCK OPTIONS AND WARRANTS

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

For the Year Ended December 31,
	2008	2007
Expected volatility	92.5 - 148.3%	116 - 144%
Expected lives	2.5 - 5 yrs	4 - 10 yrs.
Risk-free interest rate	1.22 - 3.35%	3.54 - 4.64%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2008 is based on historical volatility for the expected term as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.  The expected terms of the options and warrants are estimated using either the option term, for non-employee options and warrants, or the simplified method for employee and director grants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Stock-based compensation expense for the years ended December 31, 2008 and 2007 was $1,599,650 and $299,216, respectively.  As of December 31, 2008 and 2007, there was $3,354,073 and $194,521, respectively, of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next two years.

EMPLOYEE FIXED STOCK OPTION PLANS:

On August 15, 1999, the Company adopted an Outside Directors Stock Option Plan, which provides for the granting of 2,000,000 stock options to members of the Board who are not full or part time employees of the Company. Under the plan, each eligible director will be granted an option to purchase up to 200,000 shares on the date the person is elected to the Board and will be granted an option to purchase 50,000 shares upon reelection to the Board at each annual shareholders meeting. The stock options are not exercisable until six months after the grant date and are exercisable over a five-year period. As of December 31, 2008 and 2007, no options are outstanding under this plan.

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2008 and 2007, respectively, options to purchase 40,000 and 99,999 shares of common stock at $0.28 and $3.00 per share were outstanding under the plan.

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the Date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2008 and 2007, options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provided for the granting of 2,000,000, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. As of December 31, 2008 and 2007, respectively, options to purchase 1,803,000 and 3,300,000 shares of common stock at exercise prices ranging from $0.28 to $1.43 and $0.53 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

In May 2006, the Board approved the 2006 Equity Incentive Plan, and as part of that approval, closed the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors) from any additional grants.

2006 Equity Incentive Plan

Approved in May 2006, this plan provided for the Company to issue up to 10,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Under the 2006 Equity Incentive Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock with the number of shares based upon market price at the time of grant.   In September 2008, our Board approved changes to these automatic grants which now include stock options.  The changes were approved by a vote of the Company’s shareholders in November 2008.  The number of shares of restricted stock or options and the exercise price of options will be based on fair market value at the time of grant.

	PROPOSED		FORMER
Qualifying Event	Options(1)	Restricted Stock(1)(2)(3)	Restricted Stock(3)
Initial appointment as Chairman of the Board	$75,000	$75,000	$150,000
Initial election or appointment of non-employee director	$40,000	$40,000	$40,000
Initial appointment as an Advisory Board member	$15,000	$10,000	$12,000
Annual grant to Chairman of the Board	$40,000	$40,000	$75,000
Annual grant to non-employee director	$25,000	$25,000	$15,000
Annual grant to Advisory Board Member	$10,000	$5,000	$3,000
Initial appointment and annual grant of and to a non-employee director as Lead Director(4) or Chairman of a member of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$15,000	$15,000	$10,000
InInitial appointment of and annual grant to a non-employee director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000	$10,000	$5,000

———————

(1)

In the event that the Company does not have authorized capital, these persons will receive grants of cash settled SARs .

(2)

The director or director advisor may elect options instead of restricted stock in order to defer income taxes.

(3)

The director or director advisor may at their option receive restricted stock units in lieu of restricted stock.

(4)

The Board may, when the Chairman is an employee, appoint a director to act as Lead Director who will have all of the authority customarily associated with such a position. Our board has appointed a Lead Director.

The Company also changed the vesting of these automatic grants.  Previously, all awards vested in three equal installments one, two and three years following the date of each grant, subject to continued service as a director Advisory Board Member on the applicable vesting date. Now, the initial grants to a Chairman of the Board, Board member and Advisory Board member shall vest in annual installments over three years and all other grants shall vest annually, all subject to the person’s continued service in the same capacity on the applicable vesting date.  The Company also have added a provision generally prohibiting sales of common stock by our directors for six months after resignation.

Because the Company did not hold an Annual Meeting of Shareholders in 2007 and therefore there were no new appointments or re-appointments and the Company did not grant or have any automatic grants of restricted stock to Board, Board Committee or Advisory Board members, except for persons who joined us in 2007.  In April 2008, the Company amended our 2006 Plan to eliminate tying the annual grants to an annual shareholders meeting and provided that the grants for 2007 occurred on April 30, 2008. This amendment has been superseded by the August amendment.

Limitation on Awards

The exercise price of options or SARs granted under the 2006 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of  ISOs, the exercise price may not be less than 110% of the fair market value in the case of 10% shareholders. Options and SARs granted under the 2006 Plan shall expire no later than five years after the date of grant. The option price may be paid in United States dollars by check or wire transfer or, at the discretion of the Board or Compensation Committee, by delivery of shares of our

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

common stock having fair market value equal as of the date of exercise to the cash exercise price, or a combination thereof.

A maximum of 10,000,000 shares are available for grant under the 2006 Equity Incentive Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event.  As of December 31, 2008 and 2007, respectively, options to purchase 4,983,046 and 3,894,626 shares of common stock at exercise prices ranging from $0.21 to $0.83 per share are outstanding under this Plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option / Warrant exchange program.

Employee Fixed Plan Options

	For the Year December 31, 2008		For the Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,565,625	$0.93	8,268,830	$0.99

Granted	2,400,920	$0.39	650,000	$0.39

Exercised	-	$––	––	$––

Forfeited	(3,224,749)	$1.05	(882,374)	$0.68

Expired	––	$––	(470,831)	$0.47

Outstanding at end of year	6,741,796	$0.69	7,565,625	$0.93

Exercisable at end of year	5,913,669	$0.72	6,415,625	$0.95

Outstanding
Weighted average remaining contractual term		4.77		5.45
Aggregate intrinsic value		$70,620		$––
Weighted average grant date fair value		$0.20		$0.20

Exercisable
Weighted average remaining contractual term		4.22		5.83
Aggregate intrinsic value		$70,620		$––

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

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

In March 2008, the Company issued 1,078,000 options under the Option/Warrant exchange program.  These options have a three year term, vest immediately and have an exercise price of $0.28 per share.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option/ Warrant exchange program.

Employee Fixed Non-Plan Options

	For the Year December 31, 2008		For the Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	11,316,667	$0.69	8,760,003	$1.67
Granted	24,400,000	$0.44	5,156,667	$0.15
Exercised	––	––	––	––
Forfeited	(2,500,000)	$1.07	––	––
Expired	––	––	(2,600,003)	$3.00
Outstanding at end of year	33,216,667	$0.47	11,316,667	$0.69
Exercisable at end of year	14,625,000	$0.48	11,316,667	$0.69

Outstanding
Weighted average remaining contractual term		4.47		6.2
Aggregate intrinsic value		$1,093,433		$257,833
Weighted average grant date fair value		$0.31		$0.15

Exercisable
Weighted average remaining contractual term		4.47		6.2
Aggregate intrinsic value		$998,433		$257,833

Options granted under the Employee Fixed Non-Plan Options in 2007 related to commissions paid to senior management related to the sale of intellectual property, assets and inventory of the robotic coating removal technology. During the year ended December 31, 2007, the Company granted options to acquire 5,156,667 shares of common stock. The options vested immediately upon the closing of the UES sale and have exercise prices of $0.15 per share and expire in five years. The Company recorded an expense of $773,500 related to these options in 2007.

In April 2008 the Board of Directors granted options to purchase shares of the Company’s common stock to its Founder and Co-Chief Executive Officer (Co-CEO).  Options were granted to purchase 7,000,000 shares at an exercise price of $0.30 per share, the fair market value on the date of the grant, over a five year term.  Of the options granted, 2,000,000 vested immediately, 2,000,000 will vest over a three year period subject to continued employment on the applicable vesting date and 3,000,000 will vest over a three year term, subject to meeting specified milestones.

Additionally, in June 2008,  the Board of Directors issued the Founder and Co-CEO options to purchase 3,300,000 shares of common stock at an exercise price of $0.50, the fair market value on the date of the grant, over a five year period. The options vest subject to meeting a specific milestone and also vest over a three year period also subject to continued employment on each applicable vesting date.  The options were granted in tandem with cash settled stock appreciation rights (“SARS”).  All of the SARS referred to in this Note lapsed when the Company increased the authorized capital in November 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

In May 2008, the Company granted options to purchase 1,000,000 shares of common stock to its Senior Vice President of Engineering.  These options are exercisable for five years at an exercise price of $0.30 per share, the fair market value on the date of the grant.  The options vested 50% on date of grant and 50% will vest upon meeting a specified milestone.  In June 2008, the Company also issued the Senior Vice President of Engineering options to purchase 330,000 shares of common stock and cash settled SARS exercisable at $0.50 per share, the fair market value on the date of the grant, and with a five year term.  These options vest over three year period subject to continued employment on each applicable vesting date. The exercise of either the options or the SARS cancels the same number of the other security.

In June 2008, the Board of Directors also issued options to purchase 8,250,000 shares of common stock and cash settled SARS to the Company’s other Co-CEO exercisable at $0.50 per share, the fair market value on the date of the grant, over a five year term.   Of the options and SARS, 2/3 will vest over a three year period subject to continued employment on the applicable vesting date, and the balance vest over a three year period upon meeting a specified milestone approved by the Board of Directors.  The options will vest 2/3 over a three year period and 1/3 will begin vesting over a three year term upon the signing of a long term agreement with a major energy company or another significant milestone approved by the Board of Directors.  The exercise of either the options or the SARS cancels the same number of the other security.

In June 2008, the Company issued its Chief Operating Officer and Senior Vice President of Administration options to purchase 500,000 and 300,000 shares of common stock and cash settled SARS, respectively, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term.  Of these options and SARS, 200,000 and 100,000, respectively, vest immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

In June 2008, the Company issued an employee options to purchase 300,000 shares of common stock and cash settled SARS, respectively, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term.  Of these options and SARS, 100,000 vested immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.  The employee resigned in December 2008 and as such 200,000 options were forfeited.

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

In November 2008, the Company issued its Vice President of Field Operations options to purchase 300,000 and  shares of common stock, exercisable at $0.38 per share, the fair market value on the date of the grant, over a five year term.  Of these options 100,000 vest immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

In December 2008, the Company issued its Chief Financial Officer options to purchase 400,000 shares of common stock, exercisable at $0.27 per share, the fair market value on the date of the grant, over a five year term.  These options vest in equal installments over three years, subject to continued employment on each applicable vesting date.

In March 2008, the Company issued 920,000 options under the Option/Warrant exchange program.  These options have a three year term, vest immediately and have an exercise price of $0.28 per share.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option/Warrant exchange program and options granted in May 2006 which did not vest based upon performance criteria.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Non-Employee Fixed Non-Plan Options

	For the Year December 31, 2008		For the Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,495,000	$1.20	5,495,000	$1.20
Granted	2,353,741	$0.32	––	––
Exercised	—	––	––	––
Forfeited	(4,045,000)	$1.23	––	––
Expired	––	––	––	––
Outstanding at end of year	3,803,741	$0.59	5,495,000	$1.20
Exercisable at end of year	3,242,000	$0.62	5,495,000	$1.20

Outstanding
Weighted average remaining contractual term		2.37		4.35
Aggregate intrinsic value		$64,720		$––
Weighted average grant date fair value		$0.38		$––

Exercisable
Weighted average remaining contractual term		1.94		4.35
Aggregate intrinsic value		$64,720		$––

In October 2008, the Company issued options to purchase 735,714 of common stock at an exercise price $0.42, the fair market value on the date of the grant, to two consultants for their current and future assistance in the development and application of the Ozonix technology to the oil and gas industry.  The options vest 700,000 over a one year and 35,714 over three years and expire in five years.

In March 2008, the Company issued 1,618,000 options under the Option/Warrant exchange program.  These options have a three year term, vest immediately and have an exercise price of $0.28 per share.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option/Warrant exchange program.

Warrants

Warrants	For the Year December 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	39,956,744	$0.61
Granted	11,616,367	$0.22
Exercised	(5,500,833)	$0.15
Forfeited	(6,251,501)	$1.12
Expired	(688,580)	$—
Outstanding at end of year	39,132,197	$0.51
Exercisable at end of year	39,132,197	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		2.89
Aggregate intrinsic value		$3,752,420

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

Warrant Modification in Connection with Debt Extinguishment in October 2007

In October 2007 certain convertible debentures of $5,595,238 was partially paid down (see Note 7). In connection with the pay down the exercise price of 11,372,435 warrants was lowered to $0.15 from $0.47 per share and such modification is treated as a termination of the old warrants and grant of new warrants. The new warrants were valued at a fair value of $3,087,924 using a Black-Scholes option pricing model but only the relative fair value of $1,045,260 is recorded as debt discount and additional paid-in capital pursuant to APB 14.

Warrant Modification in Connection with Debt Extinguishment in October 2007

In October 2007 certain debt and accrued interest totaling $943,393 ($889,624 principal and $53,771 interest) was exchanged for new convertible debt (see Note 7). Among other consideration (see Note 7 and common stock issuance above) one of the lenders received a reduction in the exercise price of 4,000,000 warrants to $0.15 from $0.48 per share. The Company recorded the relative fair value of $184,835 as a debt discount and additional paid-in capital.

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

 In addition, the exercise price of 365,000 warrants, issued in connection with a previous financing, were modified from $0.20 per share to $0.15 per share.  The fair market value of the modified warrants was calculated with the Black-Scholes method using a volatility of 117.95%, an expected term of 5 years and a discount rate of 3.45% resulting in an additional debt discount of $979.

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

Warrants to purchase 610,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued to an individual as a finder’s fee in connection with the $355,000 convertible notes issued in 2007 and the $255,000 of convertible notes issued during the three months ended March 31, 2008.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 94.9%, an expected term of

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

5 years and a discount rate of 2.365. The fair market value, $50,946 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

Warrants to purchase 110,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with $55,000 of new convertible notes.  In addition, warrants to purchase 1,900,000 shares of common stock with an exercise price of $0.15 per share and a five year term, plus warrants to purchase 1,750,000 shares of common stock with an exercise price of $0.20 per share and a five year term were issued in connection with the issuance of $1,750,000 of new convertible notes.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%.  The relative fair market value of the warrants, $601,127 was recorded as additional debt discount and will be amortized over the life of the convertible notes.

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

In July 2008, the Board granted the consulting company that provides CFO services to the Company, 650,000 warrants and cash settled SARS, exercisable at $0.45 per share and vesting over a three year period.  All of the warrants vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date.  Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.  The fair market value of these new warrants was calculated with the Black-Scholes method using a volatility of 137.8% , an expected term of 5 years and a discount rate of 3.33% .  The fair value of the warrants, $259,350 will be recognized over the vesting period.

In December 2008, warrants to purchase 666,667 shares of common stock, 500,000 with an exercise price of $0.38 per share and 166,667 at $0.40 per share, and all with a three year term were issued in connection with  two new $1,000,000 notes. The relative fair market value of these warrants was calculated with the Black-Scholes method using a volatility from 130.2 to 140.56% , an expected term of 3 years and discount rates from 1.15% to 1.6% of resulting in a debt discount of $190,076 which will be amortized to interest expense over the life of the note.

Warrant / Option Exchange Program

In connection with the Company’s warrant and option exchange program, the Company issued new three year options to purchase 2,534,000 shares of common stock, exercisable at $0.28 per share in exchange for the forfeiture of 6,251,501 warrants to purchase shares of common stock.  The weighted average exercise price of the warrants forfeited was $0.96 and the weighted average remaining life of those warrants was 2.02 years.  The fair market value of the new warrants calculated with the Black-Scholes method using a volatility of 124%, an expected life of 3 years and a discount rate of 2.27% resulted in an aggregate fair market value of $15,679 for those warrants/options where the new option value exceeded the old value.  Company recorded $15,679 in non-cash option expense related to this exchange.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of December 31, 2008 is presented below:

Shares
Warrants issued for cash	1,409,500
Warrants issued for financing	33,967,697
Warrants issued for services	3,665,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at December 31, 2008	39,132,197

12.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2008, the Company has net operating losses (NOL) of approximately $45,636,000. The NOL expires during the years 2013 to 2028. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $21,705,780 of net deferred tax assets at December 31, 2008 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

	Year ended December 31,
	2008	2007
Tax benefit at the United States statutory rate	$3,870,438	$2,230,849
State income tax and other	662,540	238,071
Valuation allowance	(4,532,978)	(2,468,920)

Income tax benefits	$—	$—

Significant components of the Company’s deferred tax assets are as follow:

	Year ended December 31,
	2008	2007
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$460,668	$445,087
Net operating loss carry forwards	18,545,724	14,717,878
Losses on extinguishment of debt	1,037,660	1,037,660
Compensation related to equity instruments issued for services	1,661,728	972,178
Valuation allowance	(21,705,780)	(17,172,803)

Net deferred tax asset	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(3.63)	(3.63)
Nondeductible items	(1.14)	—
Change in valuation allowance	38.77	37.63
	—%	—%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

13.

COMMITMENT AND CONTINGENCIES

Legal

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

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss. The motion to dismiss was rejected by the court. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

On August 3, 2007, Mr. Gordon Goodman, then President of ESI, the Company’s 90%-owned subsidiary, terminated his employment agreement for “good reason.” Under this agreement, he was to receive an annual salary of $165,000 per year. The agreement was entered into in May 2007 and was for a two-year term. After investigation of the circumstances, including the exchange of documents and Mr. Goodman’s deposition, the company determined that Mr. Goodman did not materially breach his employment agreement and the matter was amicably resolved. In July 2008, the Company entered into an arbitrated settlement agreement with Mr. Goodman resulting in a payment by the Company of $157,750.

Leases

The Company makes monthly lease payments of $12,354 under a month to month agreement for the Company’s Stuart, Florida location.  The Company recognized rent expense of $148,248 related to this lease in 2008.

In August 2008, the Company entered into a lease agreement for the Company’s offices in New York.   The lease agreement expires in May 2013.  During the year ended December 31, 2008, the Company recognized rent expense of $59,668 related to this lease resulting in a balance of deferred rent of $4,126 as of December 31, 2008.  Future minimum annual rents due under the lease are as follows:

Year	Amount
2009	$168,846
2010	175,511
2011	182,176
2012	188,842
2013	64,428
$779,803

The Company also leases a copier under a capital lease which expires in 2010.  Future minimum rentals under this lease amount to $42,120 in 2009 and $10,530 in 2010.  During the year ended December 31, 2008, depreciation expense related to this asset amounted to $21,404.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

14.

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

•

Ecosphere Envirobotic Solutions, Inc. (EESI), formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•

Ecosphere Energy Solutions, Inc. (EES) which we organized in November 2006. EES supports the field operations of the Ozonix™ process to recycle frac flowback for the oil and gas industry.  In November 2008, the Company changed the name of EES to Ecosphere Energy Services, Inc.

The table below presents certain financial information by business segment for the year ended December 31, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$247,202	$247,202	$—	$247,202
Interest expense and amortization of debt discount	$—	$—	$(2,271)	$(2,271)	$(5,417,291)	$(5,419,562)
Depreciation and amortization	$(111,552)	$(5,722)	$(104,479)	$(221,763)	$(37,879)	$(259,642)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(111,552)	$(5,722)	$(381,438)	$(498,712)	$(11,194,944)	$(11,693,656)

Segment fixed assets & construction in process	$865,375	$25,824	$1,824,612	$2,715,811	$1,010,188	$3,725,999
Fixed asset additions (disposals) (net)	$(112)	$1,880	$1,504,637	$1,506,405	$78,910	$1,585,315
Total Assets	$309,848	$1,871	$1,883,508	$2,195,227	$1,063,626	$3,258,853

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

The table below presents certain financial information by business segment for the year ended December 31, 2007:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$750,007	$—	$750,007	$—	$750,007
Gain from sales of intellectual property and related assets, net	$—	$5,259,370	$—	$5,259,370	$—	$5,259,370
Interest expense and loss on extinguishment of debt	$—	$—	$—	$—	$(5,750,197)	$(5,750,197)
Depreciation and amortization	$(72,071)	$(24,344)	$—	$(96,405)	$(53,339)	$(149,744)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Non-cash compensation expense	$—	$—	$—	$—	$(1,297,796)	$(1,297,796)
Net Income (loss)	$(72,071)	$600,351	$(11,755)	$516,525	$(7,077,845)	$(6,561,320)

Segment fixed assets	$865,487	$23,944	$—	$889,431	$931,278	$1,820,709
Fixed asset additions (disposals) (net)	$(466,329)	$(694,010)	$—	$(1,160,339)	$236,374	$(923,965)
Total Assets	$260,552	$7,223	$148,881	$416,656	$1,018,686	$1,435,342

15.

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

16.

CONCENTRATION OF RISK

During the year ended December 31, 2008, the Company had 100% of its sales derived equally from two customers and from one revenue source, processing frac flowback water for the oil and gas industry.  As of December 31, 2008, 100% of our accounts receivable are due from one customer.

During the year ended December 31, 2007, the Company had 91% of its sales, other than gain on sale of intellectual property and related assets, derived from one customer. With the UES asset sale, the entity is no longer a customer. The 2007 operating gain from sale of intellectual property and related assets, net, of $5,259,370 was a non-recurring transaction to one customer.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2008. As of December 31, 2008, the Company’s bank balances exceeded FDIC amounts by approximately $354,000.

17.

RELATED PARTY TRANSACTIONS

In connection with our organization in 1998, a corporation controlled by our Chief Executive Officer and Senior Vice President of Administration was owed $40,000. During the year ended December 31, 2007, we paid $14,000 of principal on this note payable. During the year ended December 31, 2008, we paid off the remaining principal balance of $26,000 plus accrued interest of $18,750.

During the years ended December 31, 2007 and 2006, the Company received funds from the issuance of convertible notes to the Chief Executive Officer and the Senior Vice President of Administration in the cumulative total amount of $620,000. As of December 31, 2007, $410,000 of such notes have been repaid. During the year ended December 31, 2008, the Company repaid the remaining $210,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during the three months ended June 30, 2008.  Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000.  In connection with the agreement, the Company paid the director $69,789.    See Note 7.

Since December 2007, an investor has advanced the Company $650,000 in exchange for one year, convertible secured notes, all with a conversion rate of $0.15 per share.  In connection with the financings, the investor was issued five year warrants to purchase 980,000 and 320,000 shares of the Company’s common stock at exercise prices of $0.15 and $0.20, respectively.   On June 17, 2008, after the investments had been made, the investor was appointed Chairman of the Board of Directors and Co-CEO.  In November 2008, the investor became CEO of the Company.   Additionally, the investor is entitled to a finder’s fee in the amount of $87,500 related to the additional $1,750,000 of convertible secured notes funded during the three months ended June 30, 2008, which he advised the Company he intended to take in common stock, once the Company has authorized capital and donate the shares to charity.  In September 2008, the Company granted the issuance of  450,000 shares of common stock to the CEO, valued at $288,000, in repayment of the finder’s fees resulting in a loss on conversion of $200,500. As of December 31, 2008, the Company has issued 200,000 to charities and the remaining 250,000 shares are included in common stock issuable.   During the time of the original investments of $665,000 the investor incurred legal fees of approximately $40,000 which were reimbursed to him by the Company during the year ended December 31, 2008.  In August 2008, the CEO loaned the Company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,11, bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share.

In June 2008, the Board of Directors approved the terms of new employment agreements with its Co-Chief Executive Officers and Chief Operating Officer.  The Board of Directors approved a compensation package for the Chairman of the Board and Co-CEO consisting of an annual base salary of $250,000, increasing to $450,000 upon achievement of a significant milestone.  This salary will either accrue or be payable in common stock until the Company has sufficient cash resources.  He is also eligible to receive a performance bonus upon meeting an additional milestone.  The Board also approved a new compensation package for the Founder and Co-CEO since his prior agreement had expired.   The new agreement provides for a base annual salary of $325,000, increasing to $400,000 on January 1, 2009 and includes performance bonuses based upon meeting a number of milestones.   The Board of Directors also approved a new compensation package for the Chief Operating Officer which provides for an annual base salary of $125,000.

In August 2008, an investor who previously loaned the Company $300,000 in exchange for one year secured convertible notes and 600,000 warrants was appointed as Executive Vice President of Business Development.  Subsequent to his appointment, the investor employee loaned the company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,111, bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share.  In connection with his appointment, the investor employee was granted options to purchase 1,500,000 shares of the Company’s common stock.  (See Note 11)

In September 2008, an investor who previously loaned the Company $50,000 in exchange for one year secured convertible notes and 100,000 warrants was appointed to the Board of Directors.  Subsequent to his appointment, the investor director loaned the company an additional $180,000 in exchange for a one year original issue discount convertible note bearing interest of 11.1% and convertible into common stock at the rate of $0.36 per share.  In connection with his appointment, the investor director was granted options to purchase 229,167 shares of the Company’s common stock at an exercise price of $0.48 per share.  (See Note 11)

On July 3, 2008, the Company amended a Consulting Agreement with a consulting company in which the Company’s Chief Financial Officer ( the CFO) is president and 50% owner.  Under the new Agreement, the Chief Financial Officer is devoting substantially all of his time and his company was also supplying the Company with its accounting service.  The consulting fee was increased to $19,500 per month.  Additionally, the Board granted the consulting company 650,000 options and cash settled SARS, exercisable a $0.45 per share over a three year period.  All of the options vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date.  Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.  In December 2008, the Consulting Agreement was amended after a co-owner of the consulting company accepted the position of CFO as a full-time employee of the Company.  The

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Board approved a compensation package for the new CFO with an annual salary of $150,000 and granted the CFO options to purchase 400,000 shares of common stock at an exercise price of $0.27.  The options vest over three years and have a five year term. The consulting company continues to provide accounting and financial reporting services for the Company at a monthly fee of $7,000.

18.

SIGNIFICANT TRANSACTION

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

Under the Management Compensation Adjustment Plan adopted in May 2006, the Company’s management team agreed to reduce salaries in exchange for options exercisable at $0.83 per share and commissions from a transaction like the UES sale. The members of the management team were entitled to receive $773,500 of commissions from the UES sale. On July 31, 2007, the board of directors granted management members options or restricted stock in lieu of cash, subject to vesting which occurred on October 9, 2007, when the UES asset sale closed. Based upon the elections of the management members, the Company has issued 5,156,667 five year options exercisable at $0.15 per share. The Company has recognized $773,500 in share-based compensation expense during the fourth quarter of 2007. (See Note 11)

With the closing of the UES asset sale, the $500,000 of convertible notes described in Note 6 and warrants issued to the holder had their conversion price and exercise price reduced to $0.15. In addition, the Company made a principal payment of $300,000.

With the closing of the UES sale, the Company also issued 200,000 shares to the holders of their 8% notes, 200,000 shares to the holders of their 12% notes, 157,637 shares to the Robotics Investment Group note holders, 50,000 shares to another note holder for exchange of old notes for new 10% one-year convertible notes with a conversion price of $0.15 per share.

19.

SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company issued its CEO and Senior Vice President of Business Development, respectively, 190,894 and 61,733 shares of common stock, valued at market value on December 31, 2008, $0.31 per share, in payment of unpaid salary as of December 31, 2008.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

Since December 31, 2008, the Company has issued 403,251 shares of common stock upon the conversion of $60,000 of principal and $502 of accrued interest at a conversion rate $0.15 to holders of December 2006 convertible debentures.

In January 2009, the Company issued 40,915 shares of common stock upon the conversion of 49 shares of Series B Preferred Stock at the conversion rate of 835 share of common stock per share of Series B Preferred and a value of $323,881.

Effective February 1, 2009, the Company entered into a consulting agreement with a director, to assist the Company in getting government grants for environmentally friendly projects using the Company’s technologies.  In consideration for entering into the agreement, the Company is paying the director a fee of $7,500 per month.  In lieu of cash, the fee is being paid with five-year vested stock options or in shares of common stock at the director’s option.  The agreement is for a six- month period and may be cancelled within 30 days’ notice by either the Company or the director.  Additionally, if the Company receives government funding as a result of the director’s efforts (even if the term of his consulting agreement has expired), the director will receive a cash fee of 1% of the funds received.

In February 2009, the Company issued 333,333 shares of common stock upon the conversion by the holder of a convertible note in the amount of $50,000.

In February 2009, the Company’s Chief Financial Officer, arranged for additional financing of up to $150,000 for the Company through a limited liability company managed by him and his spouse.   The notes are due in six months and bear interest at an annual rate of 18%.   As of the date of this report, the Company has received $95,500 from this financing.  The funds are coming from domestic and international investors and the CFO is receiving no benefit from the transaction.  The funds are being secured by intellectual property of the Company.

In March 2009, the Company’s CEO advanced the Company $15,000 against future collections of accounts receivable.