Form 10-Q
period 2009-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2009-05-14
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission file number:  000-25663

———————

ECOSPHERE TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

———————

Delaware	20-3502861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, FL	34997
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12

months (or for such shorter period that the registrant was required to submit and post such files).		Yes		No

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

The number of outstanding shares of the issuer’s common stock as of May 11, 2009, was 85,327,195

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I FINANCIAL STATEMENTS

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

2

Condensed Consolidated Balance Sheets (Unaudited)

2

Condensed Consolidated Statements Of Operations (Unaudited)

3

Condensed Consolidated Statements Of Cash Flows (Unaudited)

4

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

Item 4T.

Controls and Procedures

24

PART II OTHER INFORMATION

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

SIGNATURES

27

PART I - FINANCIAL INFORMATION

Item 1.

Condensed Consolidated Financial Statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and equivalents	$295	$461,514
Accounts receivable	24,609	123,728
Inventories	32,655	32,426
Prepaid expenses and other current assets	48,816	72,101
Total current assets	106,375	689,769
Property and equipment, net	1,898,007	1,875,891
Construction in progress	333,446	319,975
Patents, net	40,346	41,165
Debt issue costs, net	90,937	276,055
Deposits	56,165	55,998
Total assets	$2,525,276	$3,258,853
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,374,433	$1,009,467
Accounts payable - related parties	20,500	5,485
Accrued liabilities	1,662,006	1,457,497
Insurance premium finance contract	17,053	42,270
Capital lease obligations	39,323	38,249
Due to affiliate	-	2,000
Notes payable – related parties (net of discount) – current portion	1,632,430	1,370,141
Notes payable – third parties (net of discount) – current portion	6,463,013	5,994,435
Fair value of liability for warrant derivative instruments	2,362,402	––
Fair value of liability for embedded conversion option derivative instruments	1,254,010	––
Total current liabilities	14,825,170	9,919,544
Capital lease obligations – less current portion	3,478	13,721
Deferred rent	7,220	4,126
Notes payable - related parties - less current portion	115,818	115,818
Notes payable to third parties (net of discount) – less current portion	23,401	25,400
Total Liabilities	14,975,087	10,078,609
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 7 and 7 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,117,869 at March 31, 2009)	1,117,869	1,111,306

Redeemable convertible cumulative preferred stock series B
484 shares authorized; 375 and 424 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,723,177 at March 31, 2009)	2,723,177	2,822,239

Commitments and Contingencies (Note 12)
Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 85,025,693 and 83,791,919 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	850,251	837,914
Common stock issuable, $0.01 par value, 286,000 issuable at March 31, 2009 and December 31, 2008	2,860	2,860
Additional paid-in capital	49,339,556	53,399,704
Accumulated deficit	(66,483,524)	(64,993,779)
Total stockholders’ deficit	(16,290,857)	(10,753,301)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$2,525,276	$3,258,853

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended
	March 31,
	2009	2008
Revenues	$194,268	$1,020

Cost of revenues	133,477	––

Gross profit	60,791	1,020

Operating expenses
Selling, general and administrative	1,886,211	796,179
Total operating expenses	1,886,211	796,179

Loss from operations	(1,825,420)	(795,159)

Other income (expense):
Other income	1,378	––
Loss on conversion	(453)	(31,610)
Interest expense	(1,535,668)	(788,130)
Change in fair value of derivative instruments	6,463,001	––
Total other income (expense)	4,928,258	(819,740)

Net income (loss)	3,102,838	(1,614,899)

Preferred stock dividends	(30,000)	(35,251)

Net income (loss) applicable to common stock	$3,072,838	$(1,650,150)

Net income (loss) per common share applicable to common stock
Basic	$0.04	$(0.03)
Diluted	$0.03	$(0.03)

Weighted average number of common shares outstanding
Basic	84,831,530	65,627,282
Diluted	124,601,790	65,627,282

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$3,102,838	$(1,614,899)
Adjustments to reconcile net income (loss) to net cash used in operating activities		.
Depreciation and amortization	120,444	37,152
Amortization of debt issue costs	187,855	12,736
Amortization of prepaid expenses	21,686	-
Accretion of discount on notes payable	1,145,417	660,696
Loss on conversion of accrued interest to stock	452	31,612
Non-cash compensation expense	741,668	-
Warrants issued for services	-	7,161
Option/warrant exchange program expense	-	15,679
Changes in operating assets and liabilities	-
Decrease in accounts receivable	99,119	2,746
(Increase) in inventories	(229)	(3,791)
Decrease (increase) in prepaid expenses and other current assets	1,599	(64)
(Increase) in debt issue costs and other non-current assets	(2,610)	-
Increase (decrease) in accounts payable	364,966	(33,275)
Increase accounts payable - related parties	13,015	7,422
Increase in deferred rent	3,094	-
Increase in accrued expenses	283,859	175,922
(Decrease) in fair value of warrant derivative liability	(2,730,739)	-
(Decrease) in fair value of embedded conversion option derivative liability	(3,732,262)	-
Net cash used in operating activities	(379,828)	(700,903)
INVESTING ACTIVITIES:
Proceeds from sale of investment	-	250,000
Construction in process purchases	(152,336)	-
Purchase of property and equipment	(3,170)	(211)
Net cash (used in) provided by investing activities	(155,506)	249,789
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	-	255,000
Proceeds from issuance of notes payable	45,500	-
Proceeds from issuance of notes payable to related parties	65,000	-
Repayments of notes payable and insurance financing	(27,216)	(6,246)
Repayments of notes payable to related parties	-	(110,000)
Principal payments on capital leases	(9,169)	(8,132)
Net cash provided by financing activities	74,115	130,622
Net (decrease) in cash	(461,219)	(320,492)
Cash, beginning of period	461,514	329,848
Cash, end of period	$295	$9,356

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Three Months Ended
	March 31,
	2009	2008
Cash paid for interest	$54,496	$30,773
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$30,000	$35,251
Beneficial conversion features of convertible notes and debentures	$—	$540,193
Common stock issued for services	$—	$55,161
Common stock issued for debt issue costs	$—	$50,946
Conversion of convertible notes to common stock	$278,745	$136,147
Common stock issued as payment of accrued interest	$1,036	$45,889
Common stock issued in payment of services or accounts payable	$78,314	$15,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$122,500	$10,000
Conversion of accrued interest to notes payable	$—	$44,831

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Services, Inc. (“EES”) and Ecosphere Renewable Energy Corp. (“EREC”).  ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process.  EREC was formed in July 2008 to develop and market the Company’s Ecos Lifelink and Power Cube technologies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 25, 2009.

INVENTORIES

At March 31, 2009, inventory consists of the cost of a trailer which will be incorporated into a future recycling unit.

CHANGE IN ACCOUNTING PRINCIPLE

In January 2009, the Company adopted the provisions of Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock  (EITF 07-5) which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008.  Earlier application was not permitted. Under the provisions of EITF 07-5, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under paragraph 11a. of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133).  As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but will rather be recorded as a liability which will be revalued at fair value at each reporting date.  Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date.  Embedded conversion features will be valued at their fair value, rather than by the intrinsic value method.  The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

The Company applied the EITF 07-5 guidance to outstanding instruments as of January 1, 2009. The instruments affected by the EITF 07-5 guidance as of January 1, 2009 were as follows:

Convertible Debt
	Conversion Rate	Principal Amount
2006 Convertible Debentures	$0.15	$1,151,876
2008 Secured Convertible Notes	$0.15	2,415,000
2008 Secured Convertible Original Issue Discount Notes	$0.15	1,851,111
Total		$5,417,987

Warrants
	Exercise Price	Number of Warrants
Warrants attached to 2006 Convertible Debentures	$0.15	10,162,602
Warrants attached to 2008 Secured Convertible Notes	$0.15	4,985,000
Warrants issued as Finder's Fee for 2008 Secured Convertible Notes	$0.15	2,415,000
Warrants issued along with $1 million of Secured Promissory Notes	$0.15	1,000,000
Warrants issued along with $2 million of Secured Promissory Notes	$0.25	666,667
Total		19,229,269

The cumulative effect of the change in accounting principle has been recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital.  The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of EITF 07-5.  The amounts recognized in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 are the result of the initial application of EITF 07-5, as of January 1, 2009, and the revaluation of the derivative liabilities through March 31, 2009 and have been determined based on the amounts that would have been recognized if the guidance of EITF 07-5 had been applied from the issuance dates of the instruments.

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion options and will record future changes in fair value in results of operations.  The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

Warrants
	Issuance of Warrant	As of December 31, 2008	As of March 31, 2009

Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009

Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Based upon the estimated fair values, as calculated, the Company recorded a cumulative effect of approximately $10,218,000 as of January 1, 2009, which has been recorded by credits to fair value liability for warrant derivative instruments of approximately $5,093,000 and fair value liability of embedded conversion option derivative instruments of approximately $5,125,000 and debits to loan discount of approximately $385,000, additional paid in capital of approximately $5,240,000 and accumulated deficit of approximately $4,593,000.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in the above table.  Based upon the estimated fair value, the Company reduced the fair value of  liability for warrant derivative instruments by approximately $2.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

The Company calculated the fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in the above table.  Based upon the estimated fair value, the Company reduced the fair value of liability for warrant derivative instruments by approximately $3.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

Additionally, as a result of the additional loan discount recorded in the cumulative effect adjustment as of January 1, 2009, the Company recorded an additional $182,816 of interest expense for the three months ended March 31, 2009, related to the amortization of the additional loan discount.

The impact of the change in accounting principle on the condensed consolidated statement of operations of the Company for the three months ended March 31, 2009 was to change a net loss applicable to common stock of $3,390,163 or $0.04 per share basic into net income applicable to common stock of $3,072,838 or $0.04 per share basic and $0.03 per share diluted.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventories, estimates of depreciable lives, valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2009, the Company incurred a loss from operations of approximately $1.8 million, and used cash in operations of approximately $380,000.   At March 31, 2009, the Company had a working capital deficiency of approximately $14.7 million, a stockholders’ deficit of approximately $16.3 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends).  The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems.  On April 14, 2009, Ecosphere and its wholly-owned subsidiary, Ecosphere Energy Services, Inc. (“EES”), entered into a Credit Agreement with Bledsoe Capital Group, LLC (“Bledsoe”). In addition, at the same time Ecosphere and EES entered into a First Amendment to Exclusive Option Agreement (the “North American Option”) with Bledsoe and also entered into two additional option agreements with Bledsoe.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Under the Credit Agreement, Bledsoe agreed to advance up to $1,500,000 to EES (guaranteed by Ecosphere) payable in monthly installments of $250,000 commencing on April 14, 2009, evidenced by a promissory note of the same date (“Note”). The advances are due without interest on October 1, 2009 or such earlier date that Bledsoe exercises the North American Option. If Bledsoe does not exercise the North American Option, the advances will be due on October 1, 2010, with 15% per annum interest accruing beginning October 1, 2009. Additionally, if the North American Option is not exercised, the Note becomes convertible into common stock of Ecosphere at $0.15 per share. In addition, Bledsoe extended the due date of the $1,000,000 Note issued by EES to Bledsoe on May 16, 2008 from May 16, 2009 until November 30, 2009.

Under the North American Option, Bledsoe will form a Delaware limited liability company (“Newco”) and contribute $8,000,000 to Newco. EES and Bledsoe will each be 50% owners of Newco. Upon exercise of the North American Option, Newco will pay EES a $5,000,000 license fee for EES’ proprietary technology consisting of its Ozonix™ Process, its EcosFrac Tank™ technology and its EcosBrine™ technology solely within the energy business (the “Technology”). Newco will then have the right to use the Technology onshore in the United States, Canada and Mexico (“North America”) solely for the energy business. The remaining $3,000,000 in cash held by Newco will be used for working capital. Bledsoe will also make $2,000,000 available to Newco to assist it in funding the manufacturing of equipment for future purchase orders. Bledsoe, Ecosphere and EES have agreed that Ecosphere and EES will have a right of first refusal to be the exclusive manufacturer of all products to be manufactured using the Technology which are sold by Newco. Ecosphere and EES will be permitted to continue to use any Ozonix and EcosFrac systems they currently own and to continue to provide services for any existing customers, as well as other customers with whom they are engaged in bona fide negotiations. In addition, subject to the consent of Newco, Ecosphere will be permitted to purchase additional units using the Technology directly from Newco and operate the systems in the field for new customers in the energy business.

Ecosphere and EES will retain all rights to the Technology except in territories covered by the North American Option and the other two options if they are exercised. Additionally, regardless of exercise of any or all of the three options, Ecosphere and EES will retain all rights to the Technology outside of the energy business.

One of the other two options executed gives Bledsoe the right to purchase an exclusive royalty-free license to the Technology offshore in any part of the world on behalf of a newly-organized Delaware limited liability company (“Newco Offshore”) in exchange for Bledsoe contributing $7,500,000. Of the $7,500,000, $2,500,000 would be paid to EES as a license fee and $5,000,000 will be available for Newco Offshore’s working capital.  The third option is onshore for the remainder of the world other than North America. Under the terms of this option, Bledsoe would form another newly-organized Delaware limited liability company (“Newco Onshore”) and contribute $5,000,000 to Newco Onshore. Newco Onshore would pay EES a $2,500,000 license fee and obtain the exclusive worldwide license to the Technology for use in the energy field onshore in other than in North America. In addition, Newco Onshore would have $2,500,000 for working capital.

Newco will have a seven-person board of directors, with four directors selected by Bledsoe and three by EES. A supermajority vote will be required to hire and fire Newco’s officers and sell Newco. In connection with the exercise of the North American Option, Bledsoe, Ecosphere and EES must agree upon an Operating Agreement and a Manufacturing Agreement. The Technology License Agreement has been agreed upon and will be executed in connection with the exercise of the North American Option. Bledsoe will receive priority distributions of cash flow from net profits of Newco (“Cash Flow”) until it receives a return of its initial $8,000,000 capital contribution (“Priority”). Until Bledsoe receives its Priority, EES will receive no distributions of Cash Flow. The Operating Agreements for Newco Offshore and Newco Onshore are expected to be the same as the Newco Operating Agreement, except the priority returns of Bledsoe will be the initial capital contributions of $7,500,000 and $5,000,000, respectively, for each company.

In all instances, the Technology License Agreement will be identical except for the geographical difference and Ecosphere will have the exclusive right of first refusal to manufacture products using the licensed Technology.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

3.

PROPERTY AND EQUIPMENT

During the three months ended March 31, 2009, the Company completed  the manufacture and assembly of the first Ecos Frac Tank which was delivered for testing in Oklahoma in March.  In connection with the delivery of the Ecos Frac Tank, the Company reclassified the cost of manufacturing the equipment, $138,865 from construction in progress to property and equipment and began depreciating the unit.  Depreciation for the three months ended March 31, 2009 relating to this unit was $4,628.  Total depreciation expense for the three months ended March 31, 2009 was $119,919.

4.

NOTES PAYABLE

On February 23. 2009, the Company received additional funding of $45,500 from the issuance of a secured promissory note of $50,000 with an original issue discount (OID) of $4,500, repayable in six months. The effective annual interest rate based upon the OID is 18%.  The notes are secured by the Company’s EcosFrac Tank components.

In addition, on February 25, 2009, our Chief Financial Officer (CFO) arranged for the Company to receive an additional funding of $50,000 from an entity controlled by the CFO, in exchange for the issuance of a secured promissory note of $54,945 with an OID of $4,945, repayable in six months.  The effective annual interest rate based upon the OID is 18%.   The notes are secured by the Company’s  EcosFrac Tank components.

In addition, the Company’s CEO advanced the Company $15,000 in short term financing secured by the Company’s receivables.

In March 2009, convertible notes in the amount of $665,000 became due.  The Company has offered  the holders of these notes an additional grant of warrants to purchase 665,000 shares of the Company’s common stock at an exercise price of $0.15 to induce the holders to extend the notes for an additional six months.  All of the holders agreed to the Company’s offer and were granted the additional warrants in April 2009.

As of March 31, 2009, a loan in the principal amount of $504,653, plus accrued interest and penalties of $18,430 and a loan due to a director in the principal amount of $335,714, plus accrued interest of $5,875 were in default.  Both loans are in default for failure to make payments of principal and interest as agreed.

A summary of total loans and total discounts as of March 31, 2009 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$7,525,978	$(1,039,564)	$6,486,414
Less current portion	7,502,577	(1,039,564)	$6,463,013
Convertible & non-convertible notes payable, net of current portion	$23,401	$—	$23,401

Related parties
Convertible & non-convertible notes payable	$1,912,887	$(164,639)	$1,748,248
Less current portion	1,797,069	(164,639)	1,632,430
Convertible & non-convertible notes payable, net of current portion	$115,818	$—	$115,818

5.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of March 31, 2009 and December 31, 2008, there were seven shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $942,869 and $936,307 at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 , no holders converted any shares of Series A preferred stock into common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Series B

As of March 31, 2009 and December 31, 2008, there were 375 and 424 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,785,676 and $1,762,239 on March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, aholder of 49 shares of Series B Preferred Stock converted their shares of Series B preferred stock into 40,915 shares of common stock.

6.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of March 31, 2009.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2009 included the following:

Shares Issued in Lieu of Salary

a)

190,894 shares of common stock with a value of $59,177, based upon the quoted trading price of $0.31 per share, were issued to our CEO in lieu of salary.  The amount owed our CEO was $59,177.

b)

61,733 shares of common stock with a value of $19,137, based upon the quoted trading price of $0.31 per share, were issued to our Executive Vice President of Business Development lieu of salary.  The amount owed was $19,137.

Shares Issued for Accrued Interest

c)

6,900 shares of common stock with a value of $1,488, based upon quoted trading prices of $0.19 to $0.33 per share, were issued in payment of $1,036 of accrued interest on debentures resulting in a loss on conversion of $452.

Shares Issued Upon Conversion of Convertible Notes and Debentures

d)

600,000 shares of common stock were issued to convert $90,000 of convertible debentures payable.

e)

333,333 shares of common stock were issued to convert $50,000 of secured convertible notes payable.

Share Issued Upon Conversion of Convertible Preferred Stock

f)

40,915 shares of common stock were issued upon the conversion of 49 shares of Series B Preferred Stock.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $131,772 for the three months ended March 31, 2009. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2009:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2009	742,506	$0.40
Granted	––	$––
Vested	––	$––
Forfeited	––	$––
Unvested at March 31, 2009	742,506	$0.40

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2009 was $125,977 which is expected to be recognized over the next 5 months.

7.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share applicable to common stockholders is computed on the basis of the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share applicable to common stockholders is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share are excluded from the calculation.

Basic and diluted net income per share, for the three months ended March 31, 2009, are calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$3,072,838	$3,072,838
Preferred stock dividends	—	30,000
Convertible debt interest (net of tax)	—	88,312
	$3,072,838	$3,191,150

Denominator
Weighted average common shares outstanding	84,831,530	84,831,530
Restricted stock	—	742,506
Preferred stock	—	496,582
Convertible debt	—	28,329,288
Warrants and options	—	10,201,884
	84,831,530	124,601,790

Net income per share	$0.04	$0.03

There were approximately 56,000,000 out-of-the-money stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2009.

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt are not included in the computation of net loss per common share for the three months ended March 31, 2008 because the effects of inclusion would be anti-dilutive.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

	For the Three Months Ended March 31,
	2009	2008
Expected volatility	N/A	114%
Expected lives	N/A	2.53 yrs.
Risk-free interest rate	N/A	2.49%
Expected dividend yield	None	None

  The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2008 is based on historical volatility for the expected term or such shorter period as the stock has been traded, as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.

Employee Fixed Plan Options

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,741,796	$0.69	7,565,625	$0.93
Granted	—	$—	1,058,000	$0.28
Exercised	—	$—	—	$—
Forfeited	—	$—	(2,646,999)	$1.14
Expired	—	$—	—	$—
Outstanding at end of period	6,741,796	$0.69	5,976,626	$0.76

Exercisable at end of period	5,913,669	$0.89	4,764,126	$0.74

Outstanding
Weighted average remaining contractual term		4.03		4.06
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		$0.20

Exercisable
Weighted average remaining contractual term		4.43		4.31
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Employee Fixed Non-Plan Options

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	33,216,667	$0.45	11,316,667	$0.69
Granted	—	$—	920,000	$0.28
Exercised	—	$—	—	$—
Forfeited	—	$—	(2,300,000)	$1.33
Expired	—	$—	—	$—
Outstanding at end of period	33,216,667	$0.45	9,936,667	$0.52

Exercisable at end of period	17,025,000	$0.46	9,936,667	$0.52

Outstanding
Weighted average remaining contractual term		4.29		5.77
Aggregate intrinsic value		$51,567		$206,276
Weighted average grant date fair value		N/A		$0.15

Exercisable
Weighted average remaining contractual term		4.22		5.77
Aggregate intrinsic value		$51,567		$206,276

Non-Employee Fixed Non-Plan Options

	For the Three Months Ended March 31, 2009		For the Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,803,741	$0.59	5,495,000	$1.20
Granted	—	$—	1,618,000	$0.28
Exercised	—	$—	—	$—
Forfeited	(500,000)	$0.42	(4,045,000)	$1.23
Expired	—	$—	—	$—
Outstanding at end of period	3,303,741	$0.61	3,068,000	$0.63
Exercisable at end of period	3,068,000	$0.63	3,068,000	$0.63

Outstanding
Weighted average remaining contractual term		1.75		2.53
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		$—

Exercisable
Weighted average remaining contractual term		1.53		2.53
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Options

During the three months ended March 31, 2009, there were no grants of options to purchase the Company’s common stock.

Warrants	For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	39,132,197	$0.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—
Expired	(180,000)	$—

Outstanding at end of period	38,952,197	$0.51
Exercisable at end of period	38,952,197	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		2.58
Aggregate intrinsic value		$353,557

Warrants

During the three months ended March 31, 2009, there were no grants of warrants to purchase the Company’s common stock.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of March 31, 2009 is presented below:

Shares
Warrants issued for cash	1,229,500
Warrants issued for financing	33,967,697
Warrants issued for services	3,665,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at March 31, 2009	38,952,197

9.

INCOME TAXES

The Company and one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various states. The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2004. None of the tax years subject to examination are currently under examination by a tax authority and the Company has not received notice of the intent by any tax authority to commence an examination.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

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

In 2005, the Company expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established three operating entities or segments, which are defined as each business line that it operates. This however, excludes corporate headquarters, which does not generate revenue. It does not include EREC since there are no assets associated with EREC and there has been no activity since formation.

Our operating entities are defined as follows:

•

ESI which we organized in April 2005 to operate our water filtration system business;

•

UES, formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•

Ecosphere Energy Services, Inc. (EES) which we organized in November 2006.  EES owns our Ozonix TM technology.

The table below presents certain financial information by business segment for the three months ended March 31, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$194,268	$194,268	$—	$194,268
Interest expense and amortization of debt discount	$—	$—	$—	$—	$(1,535,668)	$(1,535,668)
Depreciation and amortization	$(28,564)	$(245)	$(78,196)	$(107,005)	$(12,914)	$(119,919)
Change in fair value of derivative instruments	$—	$—	$—	$—	$6,463,001	$6,463,001
Net Income (loss)	$(28,564)	$(245)	$(131,928)	$(160,737)	$3,263,575	$3,102,838

Segment fixed assets & construction in process	$865,375	$25,824	$1,976,948	$2,868,147	$1,013,358	$3,881,505
Fixed asset additions (disposals) (net)	$—	$—	$152,336	$152,336	$3,170	$155,506
Total Assets	$278,580	$4,330	$1,852,394	$2,135,304	$389,972	$2,525,276

The table below presents certain financial information by business segment for the three months ended March 31, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$1,020	$—	$1,020	$—	$1,020
Interest expense and amortization of debt discount	$—	$—	$—	$—	$(788,130)	$(788,130)
Depreciation and amortization	$(17,409)	$(486)	$—	$(17,895)	$(18,732)	$(36,627)
Net income (loss)	$(17,409)	$534	$(4,573)	$(21,448)	$(1,592,093)	$(1,614,899)

Segment assets	$865,487	$24,155	$—	$889,642	$931,278	$1,820,920
Fixed asset additions	$—	$211	$—	$211	$—	$211
Total assets	$243,143	$23,669	$166,477	$433,289	$315,462	$748,751

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

11.

RELATED PARTY TRANSACTIONS

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during the three months ended June 30, 2008.  Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000.  In connection with the agreement, the Company paid the director $69,789.  One payment has been made on this note since June 30, 2008.

In addition, on February 25, 2009, our Chief Financial Officer (CFO) arranged for the Company to receive an additional funding of $50,000 from an entity controlled by the CFO, in exchange for the issuance of a secured promissory note of $54,945 with an OID of $4,945, repayable in six months.  The effective annual interest rate based upon the OID is 18%.   The notes are secured by the Company’s EcosFrac Tank components.

In addition, the Company’s CEO advanced the Company $15,000 in short term financing secured by the Company’s receivables.

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

13.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2009. As of March 31, 2009, there were no cash equivalent balances held in corporate money market funds that are not insured.

At March 31, 2009 100% of accounts receivable was from one customer.

During the three months ended March 31, 2009 one customer accounted for 100% of sales.

During the three months ended March 31, 2009, all sales resulted from processing frac flowback water for one customer.

14.       SUBSEQUENT EVENTS

On April 14, 2009, Ecosphere and its wholly-owned subsidiary, Ecosphere Energy Services, Inc. (“EES”), entered into a Credit Agreement with Bledsoe Capital Group, LLC (“Bledsoe”). In addition, at the same time Ecosphere and EES entered into a First Amendment to Exclusive Option Agreement (the “North American Option”) with Bledsoe and also entered into two additional option agreements with Bledsoe.

Under the Credit Agreement, Bledsoe agreed to advance up to $1,500,000 to EES (guaranteed by Ecosphere) payable in monthly installments of $250,000 commencing on April 14, 2009, evidenced by a promissory note of the same date (“Note”). The advances are due without interest on October 1, 2009 or such earlier date that Bledsoe exercises the North American Option. If Bledsoe does not exercise the North American Option, the advances will be due on October 1, 2010, with 15% per annum interest accruing beginning October 1, 2009. Additionally, if the North American Option is not exercised, the Note becomes convertible into common stock of Ecosphere at $0.15 per share. In addition, Bledsoe extended the due date of the $1,000,000 Note issued by EES to Bledsoe on May 16, 2008 from May 16, 2009 until November 30, 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

Under the North American Option, Bledsoe will form a Delaware limited liability company (“Newco”) and contribute $8,000,000 to Newco. EES and Bledsoe will each be 50% owners of Newco. Upon exercise of the North American Option, Newco will pay EES a $5,000,000 license fee for EES’ proprietary technology consisting of its Ozonix™ Process, its EcosFrac Tank™ technology and its EcosBrine™ technology solely within the energy business (the “Technology”). Newco will then have the right to use the Technology onshore in the United States, Canada and Mexico (“North America”) solely for the energy business. The remaining $3,000,000 in cash held by Newco will be used for working capital. Bledsoe will also make $2,000,000 available to Newco to assist it in funding the manufacturing of equipment for future purchase orders. Bledsoe, Ecosphere and EES have agreed that Ecosphere and EES will have a right of first refusal to be the exclusive manufacturer of all products to be manufactured using the Technology which are sold by Newco. Ecosphere and EES will be permitted to continue to use any Ozonix and EcosFrac systems they currently own and to continue to provide services for any existing customers, as well as other customers with whom they are engaged in bona fide negotiations. In addition, subject to the consent of Newco, Ecosphere will be permitted to purchase additional units using the Technology directly from Newco and operate the systems in the field for new customers in the energy business.

Ecosphere and EES will retain all rights to the Technology except in territories covered by the North American Option and the other two options if they are exercised. Additionally, regardless of exercise of any or all of the three options, Ecosphere and EES will retain all rights to the Technology outside of the energy business.

One of the other two options executed gives Bledsoe the right to purchase an exclusive royalty-free license to the Technology offshore in any part of the world on behalf of a newly-organized Delaware limited liability company (“Newco Offshore”) in exchange for Bledsoe contributing $7,500,000. Of the $7,500,000, $2,500,000 would be paid to EES as a license fee and $5,000,000 will be available for Newco Offshore’s working capital.  The third option is onshore for the remainder of the world other than North America. Under the terms of this option, Bledsoe would form another newly-organized Delaware limited liability company (“Newco Onshore”) and contribute $5,000,000 to Newco Onshore. Newco Onshore would pay EES a $2,500,000 license fee and obtain the exclusive worldwide license to the Technology for use in the energy field onshore in other than in North America. In addition, Newco Onshore would have $2,500,000 for working capital.

Newco will have a seven-person board of directors, with four directors selected by Bledsoe and three by EES. A supermajority vote will be required to hire and fire Newco’s officers and sell Newco. In connection with the exercise of the North American Option, Bledsoe, Ecosphere and EES must agree upon an Operating Agreement and a Manufacturing Agreement. The Technology License Agreement has been agreed upon and will be executed in connection with the exercise of the North American Option. Bledsoe will receive priority distributions of cash flow from net profits of Newco (“Cash Flow”) until it receives a return of its initial $8,000,000 capital contribution (“Priority”). Until Bledsoe receives its Priority, EES will receive no distributions of Cash Flow. The Operating Agreements for Newco Offshore and Newco Onshore are expected to be the same as the Newco Operating Agreement, except the priority returns of Bledsoe will be the initial capital contributions of $7,500,000 and $5,000,000, respectively, for each company.

In all instances, the Technology License Agreement will be identical except for the geographical difference and Ecosphere will have the exclusive right of first refusal to manufacture products using the licensed Technology.

In April 2009, the Company issued 300,000 shares of the Company’s common stock upon conversion of  $45,000 of convertible debentures at a conversion rate of $0.15 per share.  In connection, with these conversions, the Company issued an additional 1,400 shares of the Company’s common stock in repayment of $210 of accrued interest, resulting in a loss on conversion of $172, based upon the fair market value of the stock on the dates of conversion of $0.33 and $0.23 per share.

On May 5, 2009, the Company approved an amendment to the compensation arrangement of the Company’s President and Chief Technology Officer. As part of the Company’s cost-cutting measures, the President asked the Compensation Committee to review a new compensation structure with a substantially reduced base salary.  For a two-year term beginning May 1, 2009 and terminating on April 30, 2011, he will be paid $250,000 per year and prior performance bonus was terminated. He will now receive a bonus of 3% of the Company’s revenues from operations, including licensing revenues from any transaction with Bledsoe Capital Group, LLC or a similar licensing arrangement.

On May 5, 2009, the Company authorized the issuance of one five-year warrant for each dollar of principal invested to holders of its Secured Convertible Notes, convertible at $0.36 per share in consideration of extending the terms of these notes six months. These notes become due beginning in August 2009. There are nineteen holders of these notes with total principal invested of $1,666,000. Three of these holders include the Company’s Chairman and Chief Executive Officer, Executive Vice President and Audit Committee Chairman, each of whom plans to extend his note. The new warrants will be exercisable at $0.25 per share.

On May 11, 2009, the Company signed a joint marketing agreement with Science Applications International Corporation (SAIC) to market the Company’s technology to SAIC’s customers in the oil and gas industry.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Ecosphere Technologies Inc. is a diversified water engineering and services company dedicated to solving critical water recovery, treatment and recycling challenges through its proprietary and innovative solutions.   Since inception, the Company’s strategy has been and continues to be: (1) Invent a technology that addresses a major industrial and environmental problem, (2) Develop the technology from concept design to patenting and prototype, (3) Begin the commercialization of the technology through manufacturing, sales, and services, (4) Identify a partner who will be able to take it to the next level, and (5) Create shareholder value through licensing or sale of the technology to market leaders.  The Company has a portfolio of technologies that are in the various stages of development.

The Company has a history of successfully developing and monetizing its technologies.  During 2007, the Company sold its ship stripping technology, resulting in a net gain on sale of intellectual property and related assets of approximately $5.3 million.  At present, Ecosphere’s wholly owned subsidiary Ecosphere Energy Services, Inc. (EES) is engaged in the business of designing and building high volume mobile water filtration equipment to treat energy related wastewaters.  The Company is successfully providing water recycling services to a major energy company, with its patent pending Ecosphere Ozonix™ System while in advanced discussions with a company for the licensing of its technology.  The successful pilot project and subsequent contract with this company proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site.  We manufactured and began testing the prototype of the EcosFrac Tank in the first quarter of 2009.  We believe the EcosFrac Tank will be an important addition to our product line to service the oil and gas industry.

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

•

U.S. Patent Applied For  - The Ecos Frac Tank, Real-time processing of water for hydraulic fracture treatments using a transportable frac tank

2009 Highlights

The most significant material accomplishments during the three months ended March 31, 2009 was our ability to identify, develop and design and begin testing an additional piece of equipment, the Eco Frac Tank that will use our technology to further improve the profitability of each well site. The Company recently completed a pilot program of the EcosFrac Tank with a large energy company in the Fayetteville Shale.

On May 11, 2009, the Company signed a joint marketing agreement with Science Applications International Corporation (SAIC) to market the Company’s technology to SAIC’s customers in the oil and gas industry.

Research and Development

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $9,550 for the three months ended March 31, 2009.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The four accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. Some of the estimates are based upon the intellectual property and related assets and inventory which were sold and are included as a matter of explaining the historical results of operations.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 8 to our unaudited condensed consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant and embedded conversion option at the issuance date and at each subsequent reporting date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to our unaudited condensed consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our warrants and embedded conversion options have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants and embedded conversion options.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended March 31, 2009 to the Quarter Ended March 31, 2008

The Company’s reported net income applicable to common stock of $3,072,838 during the three months ended March 31, 2009 as compared to a net loss applicable to common stock of $1,650,150 for the three months ended March 31, 2008. The reason for the Company’s net income was the Company’s change in accounting principle with the adoption of EITF 07-05 resulting in the Company recording a reduction in the fair value of liabilities for derivative instruments of $6,463,001 which was included in other income.  The reduction in the liability occurred due to the decline in the market price of the Company’s common stock plus the shortening of the expected lives of these instruments with the passage of time.

Revenues

Revenues for the three months ended March 31, 2009 increased $193,248 or 18,945% over the three months ended March 31, 2008.  Revenue was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co.  The Company had limited operating activity during the three months ended March 31, 2008.

Cost of Revenues

Cost of revenues amounted to $133,477 for the three months ended March 31, 2009.  These costs consist of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $1,886,211 compared to $796,179 for the three months ended March 31, 2008. This increase resulted from an increase in non-cash compensation expense of $741,668 associated with restricted stock and options vesting during the period.  In addition, salaries and employee benefits increased $206,000 due to the addition of personnel for our New York office and increases in management salaries.  Further, rent expense increased $36,000 with the opening of our New York office in September 2008.  Travel expenses increased $47,000 due to additional personnel in field operations and additional marketing of our technologies.  Depreciation expense increased $83,000 with the completion of the Ecos Frac Tank during the three months ended March 31, 2009 along with the two Ozonix units previously deployed.

Loss From Operations

Loss from operations for the three months ended March 31, 2009 was $1,825,420 compared to a loss of $795,179 for the three months ended March 31, 2008. The increase in the loss from operations in 2009 versus 2008 was due to the operating expense increase identified above which was partially offset by the 2009 revenue increase.

Interest Expense

Interest expense was $1,535,668 and $788,130 for the three months ended March 31, 2009 and 2008, respectively. Of the 2009 amounts, approximately $1,145,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and $204,000 related to actual and accrued interest associated with the notes payable. Of the 2008 amounts, approximately $661,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and $135,000 related to actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $30,000 for the three months ended March 31, 2009 and $35,251 for the three months ended March 31, 2008. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because a significant number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted EITF 07-05 effective January 1, 2009.  Under EITF  07-05 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under EITF 07-05, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income.  The Company estimated the fair value of these liabilities to be $3,616,412 as of March 31, 2009 using the Black-Scholes option pricing model.  As a result, the Company recognized other income of $6,463,001, representing the decline in the fair value of these liabilities.  If the Company’s common stock price at June 30, 2009 is higher than the $0.16 per share March 31, 2009 closing price, the Company may record a non-cash charge which may be material.

Net Income (Loss) Applicable to Common Stock

Net income applicable to common stock was $3,072,838 for the three months ended March 31, 2009, compared to a net loss applicable to common stock of $1,650,150 for the three months ended March 31, 2008.  Net income per common share was $0.04 basic and $0.03 diluted for the three months ended March 31, 2009 as compared to a net loss per common share of $0.03 basic and diluted for the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $379,828 for the three months ended March 31, 2009, compared to $700,903 for the three months ended March 31, 2008.  This decrease in cash used relates to an increase in the amount of non-cash revenue and expense items, including non-cash compensation of $741,668, accretion of loan discounts generated from convertible debt with attached warrants of $1,145,417, amortization of debt issue costs paid in cash and with warrants of $187,855, depreciation expense of 119,919 and an increase in accounts payable and accrued liabilities of $648,825, plus the collection of $99,119 of accounts receivable.  These non-cash reductions of cash used by operations were offset by non-cash other income of $6,463,001 related to the change in the fair value of the liabilities for derivative instruments.  The major impacts to cash used by operations for the three months ended March 31, 2008, were the net loss plus the accretion of loan discounts of $660,696.

The Company's net cash used by investing activities was $155,506 for the three months ended March 31, 2009 compared to net cash provided by investing activities of $249,789 for the three months ended March 31, 2008. The Company invested $138,865 in equipment components associated with the Ecos Frac Tank which was completed in March 2009 and is currently being tested in pilot program with a large energy exploration company in Arkansas.  In January 2008, the Company received proceeds of $250,000 from the sale of its 5% investment in Chariot Robotics, LLC.

The Company’s net cash provided by financing activities was $74,115 for the three months ended March 31, 2009 compared to net cash provided by financing activities of $130,622 for the three months ended March 31, 2008.  The amounts in 2009 consisted of proceeds from new short term notes amounting to $110,500, net of payments on promissory notes, capital leases and insurance finance contracts in the aggregate amount of $36,385.  In 2008, new financings amounted to $255,000 which were offset by payments on promissory notes and capital leases of $14,378, plus repayments of notes payable to related parties of $110,000.

As of the date of this Report, the Company has minimal cash.  It has met its working capital needs primarily through secured short term promissory notes including payments of $500,000 from Bledsoe in the second quarter.  See Notes 2 and 14

On April 14, 2009, Ecosphere and its wholly-owned subsidiary, Ecosphere Energy Services, Inc. (“EES”), entered into a Credit Agreement with Bledsoe Capital Group, LLC (“Bledsoe”). In addition, at the same time Ecosphere and EES entered into a First Amendment to Exclusive Option Agreement (the “North American Option”) with Bledsoe and also entered into two additional option agreements with Bledsoe.

Under the Credit Agreement, Bledsoe agreed to advance up to $1,500,000 to EES (guaranteed by Ecosphere) payable in monthly installments of $250,000 commencing on April 14, 2009, evidenced by a promissory note of the same date (“Note”). The advances are due without interest on October 1, 2009 or such earlier date that Bledsoe exercises the North American Option. If Bledsoe does not exercise the North American Option, the advances will be due on October 1, 2010, with 15% per annum interest accruing beginning October 1, 2009. Additionally, if the North American Option is not exercised, the Note becomes convertible into common stock of Ecosphere at $0.15 per share. In addition, Bledsoe extended the due date of the $1,000,000 Note issued by EES to Bledsoe on May 16, 2008 from May 16, 2009 until November 30, 2009.

Under the North American Option, Bledsoe will form a Delaware limited liability company (“Newco”) and contribute $8,000,000 to Newco. EES and Bledsoe will each be 50% owners of Newco. Upon exercise of the North American Option, Newco will pay EES a $5,000,000 license fee for EES’ proprietary technology consisting of its Ozonix™ Process, its EcosFrac Tank™ technology and its EcosBrine™ technology solely within the energy business (the “Technology”). Newco will then have the right to use the Technology onshore in the United States, Canada and Mexico (“North America”) solely for the energy business. The remaining $3,000,000 in cash held by Newco will be used for working capital. Bledsoe will also make $2,000,000 available to Newco to assist it in funding the manufacturing of equipment for future purchase orders. Bledsoe, Ecosphere and EES have agreed that Ecosphere and EES will have a right of first refusal to be the exclusive manufacturer of all products to be manufactured using the Technology which are sold by Newco. Ecosphere and EES will be permitted to continue to use any Ozonix and EcosFrac systems they currently own and to continue to provide services for any existing customers, as well as other customers with whom they are engaged in bona fide negotiations. In addition, subject to the consent of Newco, Ecosphere will be permitted to purchase additional units using the Technology directly from Newco and operate the systems in the field for new customers in the energy business.

Ecosphere and EES will retain all rights to the Technology except in territories covered by the North American Option and the other two options if they are exercised. Additionally, regardless of exercise of any or all of the three options, Ecosphere and EES will retain all rights to the Technology outside of the energy business.

One of the other two options executed gives Bledsoe the right to purchase an exclusive royalty-free license to the Technology offshore in any part of the world on behalf of a newly-organized Delaware limited liability company (“Newco Offshore”) in exchange for Bledsoe contributing $7,500,000. Of the $7,500,000, $2,500,000 would be paid to EES as a license fee and $5,000,000 will be available for Newco Offshore’s working capital.  The third option is onshore for the remainder of the world other than North America. Under the terms of this option, Bledsoe would form another newly-organized Delaware limited liability company (“Newco Onshore”) and contribute $5,000,000 to Newco Onshore. Newco Onshore would pay EES a $2,500,000 license fee and obtain the exclusive worldwide license to the Technology for use in the energy field onshore in other than in North America. In addition, Newco Onshore would have $2,500,000 for working capital.

Newco will have a seven-person board of directors, with four directors selected by Bledsoe and three by EES. A supermajority vote will be required to hire and fire Newco’s officers and sell Newco. In connection with the exercise of the North American Option, Bledsoe, Ecosphere and EES must agree upon an Operating Agreement and a Manufacturing Agreement. The Technology License Agreement has been agreed upon and will be executed in connection with the exercise of the North American Option. Bledsoe will receive priority distributions of cash flow from net profits of Newco (“Cash Flow”) until it receives a return of its initial $8,000,000 capital contribution (“Priority”). Until Bledsoe receives its Priority, EES will receive no distributions of Cash Flow. The Operating Agreements for Newco Offshore and Newco Onshore are expected to be the same as the Newco Operating Agreement, except the priority returns of Bledsoe will be the initial capital contributions of $7,500,000 and $5,000,000, respectively, for each company.

In all instances, the Technology License Agreement will be identical except for the geographical difference and Ecosphere will have the exclusive right of first refusal to manufacture products using the licensed Technology.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company beginning in fiscal 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of SFAS No. 160 is the same as that of the related Statement 141(R). SFAS No. 160 is effective for the Companys beginning in fiscal 2009. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Forward Looking Statements

Some of the statements in this Report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.  Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, the future condition of the capital and credit markets and the future price of natural gas. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies

Item 4.

Controls and Procedures

Not applicable to smaller reporting companies

Item 4T.

Controls and Procedures

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended March 31, 2009, the Company made no changes in the control procedures related to financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

Item 6.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #

3.1	Certificate of Incorporation	Form 10-QSB filed on December 11, 2006	3.1
3.2	Certificate of Amendment	Form 10-K filed on March 25, 2009	3.2
3.3	Certificate of Correction	Form 10-K filed on March 25, 2009	3.3
3.4	Bylaws	Form 10-QSB filed on December 11, 2006	3.3
3.5	Amendment to Bylaws	Form 10-K filed on March 25, 2009	3.3
10.1	Goldfarb Secured Line of Credit Agreement	Filed with this Report
10.2	Charles Vinick Consulting Agreement	Form 10-K filed on March 25, 2009	10.24
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this Report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this Report
32.1	Certification of Principal Executive Officer (Section 906)	Filed with this Report
32.2	Certification of Principal Financial Officer (Section 906)	Filed with this Report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 14, 2009	/s/ PATRICK HASKELL
Patrick Haskell
Chairman and Chief Executive Officer (Principal Executive Officer)

May 14, 2009	/s/ ADRIAN GOLDFARB
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)