Form 10-K/A
period 2008-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2009-05-29
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  000-25663

ECOSPHERE TECHNOLOGIES, INC.

 (Exact name of registrant as specified in its charter)

Delaware	20-3502861
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, FL	34997
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (772) 287-4846

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐

No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐

No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑

No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐

No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐

No  ☑

As of June 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $28,637,000 based on the closing sale price as reported on the Over-the-Counter Bulletin Board.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 16, 2009
Common Stock, $0.01 par value per share	85,311,795 shares

DOCUMENTS INCORPORATED BY REFERENCE

PART I

This report on Form 10-K/A No. 1 amends the Form 10-K filed on March 25, 2009.  It is being filed to add a consent of the independent registered public accounting firm, which was inadvertently not filed.

Item 8.

Financial Statements and Supplementary Data.

See pages F-1 through F-39.

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

Date: May 29, 2009

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

Employee Fixed Plan Options

	For the Year December 31, 2008		For the Year December 31, 2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,565,625	$0.93	8,268,830	$0.99

Granted	2,400,920	$0.39	650,000	$0.39

Exercised	—	$––	––	$––

Forfeited	(3,224,749)	$1.05	(882,374)	$0.68

Expired	––	$––	(470,831)	$0.47

Outstanding at end of year	6,741,796	$0.69	7,565,625	$0.93

Exercisable at end of year	5,913,669	$0.72	6,415,625	$0.95

Outstanding
Weighted average remaining contractual term		4.77		5.45
Aggregate intrinsic value		$70,620		$––
Weighted average grant date fair value		$0.20		$0.20

Exercisable
Weighted average remaining contractual term		4.22		5.83
Aggregate intrinsic value		$70,620		$––

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