Form 10-Q
period 2009-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2009-08-14
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2009
Or

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

The number of outstanding shares of the issuer’s common stock as of August 10, 2009, was 110,486,948.

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

3

Notes to Condensed Consolidated Financial Statements (Unaudited)

5

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

25

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

34

Item 4.        Controls and Procedures.

34

Item 4T.      Controls and Procedures

34

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

35

Item 1A.     Risk Factors.

35

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

35

Item 3.        Defaults Upon Senior Securities.

36

Item 4.        Submission of Matters to a Vote of Security Holders.

36

Item 5.        Other Information.

36

Item 6.        Exhibits.

37

Signatures

38

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash and equivalents	$106,684	$461,514
Accounts receivable	43,405	123,728
Inventories	—	32,426
Prepaid expenses and other current assets	13,444	72,101
Total current assets	163,533	689,769
Property and equipment, net	1,769,139	1,875,891
Construction in progress	415,168	319,975
Patents, net	39,527	41,165
Debt issue costs, net	35,000	276,055
Deposits	14,650	55,998
Total assets	$2,437,017	$3,258,853
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,329,035	$1,009,467
Accounts payable - related parties	20,500	5,485
Accrued liabilities	1,799,342	1,457,497
Insurance premium finance contract	—	42,270
Capital lease obligations	33,375	38,249
Due to affiliate	2,000	2,000
Loan advances	862,500	—
Notes payable – related parties (net of discount) – current portion	627,739	1,370,141
Notes payable – third parties (net of discount) – current portion	5,148,326	5,994,435
Fair value of liability for warrant derivative instruments	9,158,836	—
Fair value of liability for embedded conversion option derivative instruments	2,617,339	—
Total current liabilities	21,598,992	9,919,544
Capital lease obligations – less current portion	—	13,721
Deferred rent	—	4,126
Restructuring reserve	230,344	—
Notes payable - related parties – less current portion	115,818	115,818
Notes payable to third parties – less current portion	21,359	25,400
Total Liabilities	21,966,513	10,078,609
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 7 and 7 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,124,431 at June 30, 2009)	1,124,431	1,111,306

Redeemable convertible cumulative preferred stock series B
484 shares authorized; 375 and 424 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,746,614 at June 30, 2009)	2,746,614	2,822,239
Commitments and Contingencies (Note 13)
Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 107,669,461 and 83,791,919 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,076,690	837,914
Common stock issuable, $0.01 par value, 750,000 and 286,000 issuable at June 30, 2009 and December 31, 2008, respectively	7,500	2,860
Additional paid-in capital	60,473,122	53,399,704
Accumulated deficit	(84,957,853)	(64,993,779)
Total stockholders’ deficit	(23,400,541)	(10,753,301)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$2,437,017	$3,258,853

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2009	2008	2009	2008
Revenues	$154,041	$—	$348,309	$1,020

Cost of revenues	121,272	—	254,749	—

Gross profit	32,769	—	93,560	1,020

Operating expenses
Selling, general and administrative	2,602,351	1,555,110	4,488,562	2,335,610
Restructuring charge	548,090	—	548,090	—
Total operating expenses	3,150,441	1,555,110	5,036,652	2,335,610

Loss from operations	(3,117,672)	(1,555,110)	(4,943,092)	(2,334,590)

Other income (expense):
Other income	1,378	2,258	2,756	2,258
Other expense	(1,605)	—	(1,605)	(15,679)
Loss on conversion	(688,796)	(14,838)	(689,249)	(46,448)
Interest expense	(2,465,474)	(1,579,714)	(4,001,142)	(2,367,844)
Change in fair value of derivative instruments	(12,202,160)	—	(5,739,159)	—
Total other income (expense)	(15,356,657)	(1,592,294)	(10,428,399)	(2,427,713)

Net income (loss)	(18,474,329)	(3,147,404)	(15,371,491)	(4,762,303)

Preferred stock dividends	(30,000)	(35,000)	(60,000)	(70,251)

Net income (loss) applicable to common stock	$(18,504,329)	$(3,182,404)	$(15,431,491)	$(4,832,554)

Net income (loss) per common share applicable to common stock
Basic and diluted	$(0.20)	$(0.05)	$(0.17)	$(0.07)

Weighted average number of common shares outstanding
Basic and diluted	93,684,476	67,897,215	89,282,459	66,762,249

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss)	$(15,371,491)	$(4,762,303)
Adjustments to reconcile net income (loss) to net cash used in operating activities		.
Depreciation and amortization	252,459	75,057
Amortization of debt issue costs	243,792	159,654
Amortization of prepaid expenses	43,345	120,985
Accretion of discount on notes payable	1,738,481	1,975,631
Loss on conversion of accrued interest to stock	689,248	46,450
Non-cash compensation expense	2,185,949	738,557
Interest expense for warrant derivative liability related to new warrants	638,048	—
Interest expense for embedded conversion option derivative liability of new convertible debt	932,924	—
Warrants issued for services	—	7,161
Option/warrant exchange program expense	—	15,679
Changes in operating assets and liabilities	—
Decrease in accounts receivable	80,323	2,746
Decrease (increase) in prepaid expenses and other current assets	15,900	(247,879)
(Increase) in debt issue costs and other non-current assets	(2,737)	(146,450)
Increase (decrease) in accounts payable	319,568	(62,880)
Increase (decrease) accounts payable - related parties	15,015	(3,266)
Increase in restructuring reserve	264,472	—
Increase in deferred rent	3,094	—
Increase in accrued expenses	771,013	381,478
Increase in fair value of warrant derivative liability	3,291,151	—
Increase in fair value of embedded conversion option derivative liability	2,448,008	—
Net cash used in operating activities	(1,441,438)	(1,699,380)
INVESTING ACTIVITIES:
Proceeds from sale of investment	—	250,000
Construction in process purchases	(201,632)	(671,529)
Purchase of property and equipment	(5,792)	(17,352)
Net cash (used in) investing activities	(207,424)	(438,881)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	325,000	3,060,000
Proceeds from loan advances	862,500	—
Proceeds from issuance of notes payable	45,500	—
Proceeds from issuance of notes payable to related parties	80,000	—
Proceeds from warrant exercises	75,938	—
Repayments of notes payable and insurance financing	(46,311)	(11,296)
Repayments of notes payable to related parties	(30,000)	(241,080)
Principal payments on capital leases	(18,595)	(18,662)
Net cash provided by financing activities	1,294,032	2,788,962
Net (decrease) increase in cash	(354,830)	650,701
Cash, beginning of period	461,514	329,848
Cash, end of period	$106,684	$980,549

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Six Months Ended June 30,
	2009	2008
Cash paid for interest	$129,496	$42,268
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$60,000	$70,251
Beneficial conversion features of convertible notes and debentures	$—	$540,193
Common stock issued for services	$—	$55,161
Common stock issued for debt issue costs	$—	$523,017
Conversion of convertible debentures to common stock	$697,442	$—
Conversion of convertible notes to common stock	$1,290,000	$136,147
Conversion of related party debt to common stock	$1,050,000	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible debentures	$1,268,042	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible notes	$4,809,072	$—
Common stock issued as payment of accrued interest	$343,354	$67,471
Common stock issued in payment of services or accounts payable	$85,814	$15,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$122,500	$32,174
Conversion of accrued interest to notes payable	$—	$184,214

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Services, Inc. (“EES, Inc.”) and Ecosphere Renewable Energy Corp. (“EREC”). ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES, Inc. was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM process. In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for a 67% share of Ecosphere Energy Services LLC (“EES”). ( See Note 15)  EREC was formed in July 2008 to develop and market the Company’s Ecos Lifelink and Power Cube technologies.

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

INVENTORIES

From time to time, the Company has inventory which consists of parts to be incorporated into future water processing units.  At June 30, 2009, the Company had no parts in inventory.

CHANGE IN ACCOUNTING PRINCIPLE

In January 2009, the Company adopted the provisions of Emerging Issues Task Force Issue 07-5 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (EITF 07-5) which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted.  Under the provisions of EITF 07-05, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under paragraph 11a. of Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

(SFAS 133). As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but will rather be recorded as a liability which will be revalued at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date. Embedded conversion features will be valued at their fair value, rather than by the intrinsic value method. The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

The Company applied the EITF 07-5 guidance to outstanding instruments as of January 1, 2009. The instruments affected by the EITF 07-5 guidance as of January 1, 2009 were as follows:

Convertible Debt
	Conversion Rate	Principal Amount
2006 Convertible Debentures	$0.15	$1,151,876
2008 Secured Convertible Notes	$0.15	2,415,000
2008 Secured Convertible Original Issue Discount Notes	$0.36	1,851,111
Total		$5,417,987

Warrants
	Exercise Price	Number of Warrants
Warrants attached to 2006 Convertible Debentures	$0.15	10,162,602
Warrants attached to 2008 Secured Convertible Notes	$0.15	4,985,000
Warrants issued as Finder's Fee for 2008 Secured Convertible Notes	$0.15	2,415,000
Warrrants issued along with $1 million of Secured Promissory Notes	$0.15	1,000,000
Warrrants issued along with $2 million of Secured Promissory Notes	$0.25	666,667
Total		19,229,269

The cumulative effect of the change in accounting principle was recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital. The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of EITF 07-5. The amounts recognized in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 are the result of the initial application of EITF 07-5, as of January 1, 2009, and the revaluation of the derivative liabilities through March 31, 2009 and have been determined based on the amounts that would have been recognized if the guidance of EITF 07-5 had been applied from the issuance dates of the instruments.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Table 1
Warrants
	Issuance of Warrants	As of December 31, 2008	As of March 31, 2009
Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009
Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

Table 2
Warrants
		Issuance of New Warrants	As of June 30, 2009
Volatility		132.91% - 133.73%	132.91%
Expected Term		5 years	1.88 - 5 years
Risk Free Interest Rate		1.65% - 2.70%	1.11% - 2.54%

Embedded Conversion Options
	Notes Converted During the Three Months Ended June 30, 2009	Issuance of New Convertible Notes	As of June 30, 2009
Volatility	132.91% - 146.31%	132.91% - 133.63%	132.91%
Expected Term	.001 - 0.67 years	1 year	.16 - 1.0 years
Risk Free Interest Rate	0.0013% - 0.60%	0.49% - 0.51%	0.09% - 0.51%

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company reduced the fair value of liability for warrant derivative instruments by approximately $2.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

The Company calculated the fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company reduced the fair value of liability for warrant derivative instruments by approximately $3.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

Additionally, as a result of the additional loan discount recorded in the cumulative effect adjustment as of January 1, 2009, the Company recorded an additional $182,816 of interest expense for the three months ended March 31, 2009, related to the amortization of the additional loan discount.

The impact of the change in accounting principle on the unaudited condensed consolidated statement of operations of the Company for the three months ended March 31, 2009 was to change a net loss applicable to common stock of $3,390,163 or $0.04 per share basic into net income applicable to common stock of $3,072,838 or $0.04 per share basic and $0.03 per share diluted.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at June 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.49 and the ranges for volatility, expected term and risk free interest indicated in Table 2 above. Based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by approximately $6.0 million which was recorded as other expense for the three months ended June 30, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at June 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.49 and the ranges for volatility, expected term and risk free interest indicated in Table 2 above. Based upon the estimated fair value, the Company increased the fair value of liability for embedded conversion option derivative instruments by approximately $6.2 million which was recorded as other expense for the three months ended June 30, 2009.

In addition, the Company recorded interest expense of $932,924 and debt discount of $188,504 related to the fair value of the liability for embedded conversion option derivative instruments contained in new convertible original issue discount notes with a face amount of $361,111 issued during the three months ended June 30, 2009. The notes are convertible at $0.36 per share. The fair value of the liability for embedded conversion option derivative instruments were calculated using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 2 above.

Further, the Company recorded interest expense of $638,048 and debt discount of $136,496 related to the fair value of 325,000 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of new convertible original issue discount notes and 665,000 five year warrants, with an exercise price of $0.25 per share, granted as inducement to extend the repayment term of certain convertible notes the during the three months ended June 30, 2009. The warrants were calculated using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 2 above.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

A summary of the new secured convertible original issue discount notes and new warrants issued during the three months ended June 30, 2009 is as follows:

Convertible Debt
	Conversion Rate	Principal Amount
Secured Convertible Original Issue Discount Notes	$0.36	361,111
Total		$361,111

Warrants
	Exercise Price	Number of Warrants
Warrants issued to extend 2008 Secured Convertible Notes	$0.15	665,000
Warrants issued to extend 2008 Secured Convertible Original Issue Discount Notes	$0.25	1,228,500
Warrants issued in connection with new Secured Original Issue Discount Notes	$0.25	325,000
Total		2,218,500

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventories, estimates of depreciable lives, valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives, valuation of the restructuring reserve and the valuation allowance on deferred tax assets.

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2009, the Company incurred a net loss applicable to common stock of approximately $15.4 million, and used cash in operations of approximately $1.4 million.  At June 30, 2009, the Company had a working capital deficiency of approximately $21.4 million, a stockholders’ deficit of approximately $23.4 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends). In addition, loans and accrued interest of $886,911 to two investors were in default as of June 30, 2009 (See Note 4). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. From April to July 2009 the Company received $1 million under a credit line and on July 21, 2009 received a $2.5 million investment and forgiveness of the above $1 million in exchange for a 33% minority interest in EES. Under the agreement to purchase the minority interest, the Company may receive certain preferred distributions in the future. (See Note 15).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

The Company has used the funds received to begin manufacturing 24 EcosFrac Tanks for a service contract received from a large oil and gas exploration company in July 2009. Management is pursuing additional financing in order to complete the manufacturing of these units and to fund operating expenses until significant revenues are generated.

As a result of the recent limited liquidity, the Company’s management has deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.

PROPERTY AND EQUIPMENT

During the six months ended June 30, 2009, the Company completed the manufacture and assembly of the first Ecos Frac Tank which was delivered for testing in Oklahoma in March 2009. In connection with the delivery of the Ecos Frac Tank, the Company reclassified the cost of manufacturing the equipment from construction in progress to property and equipment and began depreciating the unit. Depreciation for the six months ended June 30, 2009 relating to this unit was $9,258. Total depreciation expense for the six months ended June 30, 2009 was $251,409.

4.

NOTES PAYABLE

On February 23, 2009, the Company received additional funding of $45,500 from the issuance of a secured promissory note of $50,000 with an original issue discount (OID) of $4,500, repayable in six months. The effective annual interest rate based upon the OID is 18%. The note is secured by the Company’s EcosFrac Tank components.

In addition, on February 25, 2009, our Chief Financial Officer (CFO) arranged for the Company to receive an additional funding of $50,000 from an entity controlled by the CFO, in exchange for the issuance of a secured promissory note of $54,945 with an OID of $4,945, repayable in six months. The effective annual interest rate based upon the OID is 18%.  The note is secured by the Company’s EcosFrac Tank components.

In addition, the Company’s Chairman and CEO advanced the Company $30,000 in short term financing secured by the Company’s receivables. These advances were repaid in April 2009.

In June 2009, the Company received $325,000 in exchange for issuing secured one year notes, convertible at $0.36 per share, bearing total principal of $361,111 and total OID of $36,111. In addition, the Company granted 325,000 five year warrants to purchase shares of the Company’s common stock for $0.25 per share. The derivative liabilities of the warrants and the embedded conversion options amounting to $136,496 and $259,275, respectively, were calculated using the Black-Scholes option pricing model and the related inputs identified in Table 2 of Note 1. As a result, the Company recorded a debt discount related to the derivative liabilities of $325,000 and interest expense of $70,771, representing the excess of the derivative liability over the aggregate amount of the loan principal, net of OID.  In addition, the Company received $112,500 of funding representing 50% of the total amount to be funded for an additional $250,000 convertible note. This amount has been recorded as a loan advance liability in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009. The remainder of the funding was received in July 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

In March 2009, secured convertible notes in the amount of $665,000 became due. The Company offered the holders of these notes an additional grant of warrants to purchase 665,000 shares of the Company’s common stock at an exercise price of $0.15 to induce the holders to extend the notes for an additional six months. All of the holders agreed to the Company’s offer and were granted the additional warrants in April 2009. The derivative liability of the warrants amounting to $90,163 was calculated using the Black-Scholes option pricing model, based upon the market price of the stock on the date of issuance and the related inputs identified in Table 2 of Note 1. This amount was recorded as interest expense during the three months ended June 30, 2009.  In June 2009, holders of $640,000 of these notes converted the notes into 4,266,667 shares of common stock. In accordance with EITF 00-19, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion date using the Black-Scholes option pricing model, based upon the market price of the stock on the conversion date and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $1,354,222 was recorded as other expense. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $1,458,219 with a corresponding increase to paid in capital.

During the three months ended June 30, 2009, convertible debentures with an aggregate principal amount of $607,442 were converted into 4,049,611 shares of common stock. In accordance with EITF 00-19, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the conversion dates and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $845,582 was recorded as other expense. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $1,177,884 with a corresponding increase to paid in capital.

During the three months ended June 30, 2009, secured convertible notes with an aggregate principal amount of $1,650,000 were converted into 11,000,000 shares of common stock. In accordance with EITF 00-19, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the dates of conversion and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $2,905,004 was recorded as other expense. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $3,302,266 with a corresponding increase to paid in capital.

In connection with the above conversions the Company converted accrued interest on convertible debentures and secured convertible notes in the amounts of $29,118 and $313,200 into 194,120 and 2,088,000 shares of common stock, respectively. The shares were valued at the market value on the dates of conversion at prices from $0.23 to $0.49 per share resulting, in losses on conversion of $56,077 and $632,720 for convertible debentures and secured convertible notes, respectively.

During the three months ended June 30, 2009, the Company received monthly advances from Bledsoe Capital Group of $250,000 pursuant to a credit agreement and note for up to $1.5 million, entered into on April 14, 2009. The total amount advanced under the agreement as of June 30, 2009 was $750,000 which is included in loan advances liability in the accompanying Unaudited Condensed Consolidated Balance Sheet as of June 30, 2009. The advances are due without interest on October 1, 2009 or such earlier date that Bledsoe exercises the North American Option. This note was cancelled in connection with the agreements signed on July 21, 2009. (Note 15)

As of June 30, 2009, a loan in the principal amount of $504,653, plus accrued interest and penalties of $34,794 and a loan due to a director in the principal amount of $335,714, plus accrued interest of $11,750 were in default. Both loans are in default for failure to make payments of principal and interest as agreed.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

A summary of total loans and total discounts as of June 30, 2009 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$6,068,297	$(898,612)	$5,169,685
Less current portion	6,046,938	(898,612)	5,148,326
Convertible & non-convertible notes payable, net of current portion	$21,359	$—	$21,359

Related parties
Convertible & non-convertible notes payable	$812,887	$(69,330)	$743,557
Less current portion	697,069	(69,330)	627,739
Convertible & non-convertible notes payable, net of current portion	$115,818	$—	$115,818

5.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of June 30, 2009 and December 31, 2008, there were seven shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $949,432 and $936,307 at June 30, 2009 and December 31, 2008, respectively. During the six months ended June 30, 2009, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of June 30, 2009 and December 31, 2008, there were 375 and 424 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,809,114 and $1,762,239 as of June 30, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, a holder of 49 shares of Series B Preferred Stock converted their shares of Series B preferred stock into 40,915 shares of common stock. During the three months ended June 30, 2009, no holders converted any shares of Series B preferred stock into common stock.

6.

RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

The fair market value of the future lease payments was calculated based upon the amount of future rents due as of June 30, 2009 of approximately $710,000 spread over 44 payments less estimated sublease income of $10,000 per month, and discounted conservatively at 3.5%, the current prime lending rate resulting in a charge to restructuring of $246,920 in accordance with SFAS 146.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

In accordance with the Company’s exit strategy, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in Table 2 of Note 1. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060.  In addition, the remaining employees were entitled to receive one month’s salary in the aggregate amount of $17,863 and were granted a total of 125,000 shares of immediately vesting restricted stock with a value of $51,250, based upon the fair market value of the stock on the date of grant, $0.41.

As of June 30, 2009, the restructuring reserve liability of $230,344 consists of the total restructuring cost of $548,090, less the fair value of the options and restricted stock grants of $283,310 and less the amount security deposit held by the landlord, $41,656, plus the amount of deferred rent previously recorded by the Company, $7,220.

7.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of June 30, 2009.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2009 included the following:

Shares Issued in Lieu of Salary

a)

190,894 shares of common stock with a value of $59,177, based upon the quoted trading price of $0.31 per share, were issued to our Chairman and CEO in lieu of salary. The amount owed our Chairman and CEO was $59,177.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Issuances of the Company’s common stock during the three months ended June 30, 2009 included the following:

Shares Issued for Accrued Interest

a)

194,120 shares of common stock with a value of $85,194, based upon quoted trading prices of $0.23 to $0.49 per share, were issued in payment of $29,118 of accrued interest on debentures resulting in a loss on conversion of $56,077.

b)

2,088,000 shares of common stock with a value of $945,920, based upon quoted trading prices of $0.42 to $0.49 per share, were issued in payment of $313,200 of accrued interest on secured convertible notes resulting in a loss on conversion of $632,720.

Shares Issued Upon Conversion of Convertible Notes and Debentures

c)

4,049,611 shares of common stock were issued to convert $607,442 of convertible debentures payable.

d)

15,266,667 shares of common stock were issued to convert $2,290,000 of secured convertible notes payable.

Share Issued Upon Exercise of Warrants

e)

759,375 shares of common stock were issued upon the exercise of 759,375 warrants resulting in proceeds of $75,938.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $244,274 for the six months ended June 30, 2009. In addition, the Company recorded $50,000 to restructuring charge, related to the granting of 125,000 shares of vested restricted stock granted as severance compensation in connection with the closing of the Company’s New York office. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2009:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2009	742,506	$0.40
Granted	125,000	$0.40
Vested	(750,000)	$—
Forfeited	—	$—

Unvested at June 30, 2009	117,506	$0.58

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2009 was $13,475 which is expected to be recognized over the next 4 months.

8.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 93,965,338 shares of common stock at June 30, 2009) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

9.

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

For the Six Months Ended June 30,
	2009	2008
Expected volatility	132.9%-137.11%	114% -135.6%
Expected lives	5 years	2.5 years.
Risk-free interest rate	1.65% - 2.7%	2.49% - 3.1%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2009 and 2008 is based on historical volatility for the expected term or such shorter period as the stock has been traded, as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Employee Fixed Plan Options

	For the Six Months Ended June 30, 2009		For the Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	6,741,796	$0.69	7,565,625	$0.93

Granted	42,425	$0.24	1,058,000	$0.28

Exercised	—	$—	—	$—

Forfeited	—	$—	(2,956,999)	$1.11

Expired	—	$—	—	$—

Outstanding at end of period	6,784,221	$0.68	5,666,626	$0.72

Exercisable at end of period	6,450,887	$0.69	5,229,126	$0.71

Outstanding
Weighted average remaining contractual term		3.78		3.09
Aggregate intrinsic value		$209,580		$371,640
Weighted average grant date fair value		N/A		$0.20

Exercisable
Weighted average remaining contractual term		3.76		3.11
Aggregate intrinsic value		$206,247		$371,640

The Company issued options to purchase 42,425 shares of the company's common stock to a director in connection with a consulting arrangement. The options vested immediately and are exercisable at $0.24 per share, the fair market value on the date of grant, over a five year term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Employee Fixed Non-Plan Options

	For the Six Months Ended June 30, 2009		For the Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	33,216,667	$0.45	9,936,667	$0.52

Granted	500,000	$0.41	20,980,000	$0.42

Exercised	—	$—	—	$—

Forfeited	(1,000,000)	$0.98	—	$—

Expired	—	$—	—	$—

Outstanding at end of period	32,716,667	$0.45	30,916,667	$0.46

Exercisable at end of period	20,421,666	$0.45	15,166,667	$0.46

Outstanding
Weighted average remaining contractual term		3.99		5.03
Aggregate intrinsic value		$3,688,267		$1,824,933
Weighted average grant date fair value		N/A		$0.18

Exercisable
Weighted average remaining contractual term		4.00		5.11
Aggregate intrinsic value		$3,176,378		$1,229,933

In connection with the closing of the Company’s New York office, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options, each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional prior grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in Table 2 of Note 1. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060 and is included in restructuring charges in the accompanying unaudited condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Non-Employee Fixed Non-Plan Options

	For the Six Months Ended June 30, 2009		For the Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,803,741	$0.59	5,495,000	$1.20

Granted	500,000	$0.44	1,618,000	$0.28

Exercised	—	$—	—	$—

Forfeited	(500,000)	$0.42	(4,045,000)	$1.23

Expired	—	$—	—	$—

Outstanding at end of period	3,803,741	$0.59	3,068,000	$0.63

Exercisable at end of period	3,364,428	$0.61	3,068,000	$0.63

Outstanding
Weighted average remaining contractual term		1.95		2.28
Aggregate intrinsic value		$2,242,040		$307,420
Weighted average grant date fair value		N/A		$1.12

Exercisable
Weighted average remaining contractual term		1.57		2.28
Aggregate intrinsic value		$2,218,790		$307,420

In connection with the signing of a consulting agreement in May 2009, the Company issued options to purchase 500,000 shares of common stock in May 2009, exercisable at $0.44 per share, the fair market value on the date of the grant, over a five year term. The options vested, 125,000 immediately, with the remainder vesting in equal installments every 120 days thereafter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

Warrants

	For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	39,132,197	$0.51

Granted	2,218,500	$0.22

Exercised	(759,375)	$0.10

Forfeited	—	$—

Expired	(612,125)	$—

Outstanding at end of period	39,979,197	$0.50

Exercisable at end of period	39,979,197	$0.50

Outstanding and exercisable
Weighted average remaining contractual term		2.32
Aggregate intrinsic value		$7,845,269

Warrants

During the three months ended March 31, 2009, there were no grants of warrants to purchase the Company’s common stock.

In April 2009, the Company issued warrants to purchase 665,000 shares of common stock at an exercise price of $0.15 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued as inducement to extend, for six months, the term of secured convertible notes in the aggregate amount of $665,000. The Company determined the fair value of the liability for the warrant derivative instrument, $90,163, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 2 of Note 1.  The amount of the fair value of the derivative liability was recorded as interest expense, since debt discounts had previously been recorded for the full amount of principal value of the secured convertible notes.

On June 30, 2009, the Company issued warrants to purchase 1,228,500 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued as inducement to extend, for six months, the term of secured original issue discount convertible notes in the aggregate amount of $1,365,000. The Company determined the fair value of the liability for the warrant derivative instrument, $547,885, with the Black-Scholes option pricing model using the fair market value of the stock on the date of issuance and the related inputs identified in Table 2 of Note 1.  The amount of the fair value of the derivative liability was recorded as interest expense, since debt discounts had previously been recorded for the full amount of principal value of the secured original issue discount convertible notes, net of OID.

In June 2009, the Company issued warrants to purchase 325,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with new secured original issue discount

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

convertible notes in the aggregate amount of $361,111. The Company determined the fair value of the liability for the warrant derivative instrument, $136,496, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 2 of Note 1.  The amount of the fair value of the derivative liability was recorded as debt discount and will be amortized to interest expense over the life of the debt, one year.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of June 30, 2009 is presented below:

Shares
Warrants issued for cash	797,375
Warrants issued for financing	35,426,822
Warrants issued for services	3,665,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at June 30, 2009	39,979,197

10.

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

Our operating entities are defined as follows:

•

ESI which we organized in April 2005 to operate our non-Ozonix TM water filtration system business;

•

UES, formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

•

EES, Inc., which we organized in November 2006. EES, Inc. conducts our water processing for the oil and gas industry using the Ozonix TM technology.

The table below presents certain financial information by business segment for the six months ended June 30, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$348,309	$348,309	$—	$348,309
Interest expense and amortization of debt discount	$—	$—	$(658)	$(658)	$(4,000,484)	$(4,001,142)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$(5,739,159)	$(5,739,159)
Depreciation and amortization	$(57,128)	$(563)	$(161,022)	$(218,711)	$(33,748)	$(252,459)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(57,128)	$(563)	$(249,477)	$(307,168)	$(15,064,323)	$(15,371,491)

Segment fixed assets & construction in process	$865,375	$25,824	$2,058,670	$2,949,869	$1,013,358	$3,963,227
Fixed asset additions (disposals) (net)	$—	$—	$152,336	$152,336	$3,170	$155,506
Total assets	$250,016	$6,635	$1,821,680	$2,078,331	$358,686	$2,437,017

The table below presents certain financial information by business segment for the six months ended June 30, 2008

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$1,020	$—	$1,020	$—	$1,020
Interest expense and amortization of debt discount	$—	$—	$(22)	$(22)	$(2,367,822)	$(2,367,844)
Depreciation and amortization	$(57,128)	$(1,465)	$(427)	$(59,020)	$(16,037)	$(75,057)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(57,128)	$(445)	$(33,114)	$(90,687)	$(4,671,616)	$(4,762,303)

Segment fixed assets & construction in process	$865,487	$24,155	$688,670	$1,578,312	$931,986	$2,510,298
Fixed asset additions (disposals) (net)	$—	$211	$688,670	$688,881	$—	$688,881
Total assets	$203,424	$22,479	$1,083,945	$1,309,848	$1,860,974	$3,170,822

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended June 30, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$154,041	$154,041	$—	$154,041
Interest expense and amortization of debt discount	$—	$—	$(658)	$(658)	$(2,464,816)	$(2,465,474)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$(12,202,160)	$(12,202,160)
Depreciation and amortization	$(28,564)	$(318)	$(82,824)	$(111,706)	$(20,309)	$(132,015)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(28,564)	$(318)	$(244,844)	$(273,726)	$(18,200,603)	$(18,474,329)

Segment fixed assets	$865,375	$25,824	$2,058,670	$2,949,869	$1,013,358	$3,963,227
Fixed asset additions (disposals) (net)	$—	$—	$—	$—	$—	$—
Total assets	$250,016	$6,635	$1,821,680	$2,078,331	$358,686	$2,437,017

The table below presents certain financial information by business segment for the three months ended June 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$—	$—	$—	$—
Interest expense and amortization of debt discount	$—	$—	$(22)	$(22)	$(1,579,692)	$(1,579,714)
Depreciation and amortization	$(29,719)	$(979)	$(427)	$(31,125)	$(6,780)	$(37,905)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(29,719)	$(979)	$(28,541)	$(59,239)	$(3,088,165)	$(3,147,404)

Segment fixed assets	$865,487	$24,155	$688,670	$1,578,312	$931,986	$2,510,298
Fixed asset additions (disposals) (net)	$—	$—	$688,670	$688,670	$—	$688,670
Total assets	$203,424	$22,479	$1,083,945	$1,309,848	$1,860,974	$3,170,822

12.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

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

In addition, the Company’s Chairman and CEO advanced the Company $30,000 in short term financing secured by the Company’s receivables. The Company repaid the advance in April 2009.

13.

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

14.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2009. As of June 30, 2009, there were no cash equivalent balances held in corporate money market funds that are not insured.

At June 30, 2009 100% of accounts receivable was from one customer.

During the six months ended June 30, 2009 one customer accounted for 100% of sales.

During the six months ended June 30, 2009, all sales resulted from processing frac flowback water for one customer.

15.

SUBSEQUENT EVENTS

Since July 1, 2009, the Company has issued 1,400,000 shares of common stock upon the conversion of convertible debentures with an aggregate principal amount of $210,000. In addition, the Company issued 7,375 shares of common stock in exchange for accrued interest on the debentures in the amount of $1,106.

In July 2009, the Company issued 500,000 shares of common stock upon the conversion of secured convertible notes with an aggregate principal amount of $75,000. In addition, the Company issued 60,000 shares of common stock in exchange for accrued interest on the secured convertible notes in the amount of $9,000.

In July 2009, the Company issued 100,000 shares of common stock upon the conversion of a secured convertible original issue discount note with an aggregate principal amount of $15,000.

In accordance with EITF 00-19, the Company will calculate the fair value of the liability for the embedded conversion option derivative instruments related to the notes and debentures converted above, as of the conversion dates, using the Black-Scholes option pricing model. The resulting decrease or increase in the derivative liability

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

will be recorded as other income or expense, respectively. Upon conversion, the Company will reduce the fair value of liability for embedded conversion derivative instruments by the amount of the fair value of the derivative liability at the conversion date and will record a corresponding increase to paid in capital.

On July 10, 2009, the Company entered into a Master Services Agreement with two subsidiaries of a major oil and gas exploration company operating in the Fayetteville Shale, and received a work order to provide 24 EcosFrac Tank units (2 sets) to pretreat water to be used in hydraulic fracturing of wells in the Fayetteville Shale. The work order provides for an initial two year term, which begins 120 – 150 days from the date of the work order, and may be extended in one year increments for up to an additional three years. In addition, the work order includes the option to purchase the EcosFrac units at a preset prices depending on the date the option is exercised, plus an ongoing license fee.

On July 21, 2009, the Company finalized a series of agreements with Clean Water Partners, LLC (“CWP”), an affiliate of Bledsoe Capital Group, LLC ("Bledsoe”). Under the agreements CWP became a 33% owner of EES in exchange for up to $10 million as described below. As the owner of the remaining 67% of EES, the Company will control a majority of the Board of Directors of EES and control and manage its daily operations. A supermajority vote is required for major matters including the sale of EES. The transaction is summarized on a consolidated basis as follows:

Cash contribution from CWP	$2,500,000
Forgiveness of loan advances from Bledsoe	1,000,000
Future priority distribution to the Company of EES profits	2,500,000
Other possible future priority distributions to the Company	4,000,000
Total transaction amount	$10,000,000

The Company contributed to EES the assets and liabilities of EES Inc., which included $3.1 million of debt due to Bledsoe. CWP contributed $2.5 million in cash plus $1.0 million in loan advances due from the Company. In exchange for payment of $1.5 million and forgiveness of the $1.0 million of loan advances, the Company granted EES an exclusive license for all of its Ozonix technology relating to the recycling of water in the field of use which is Energy. This includes its core water recycling Ozonix processes and technology, its EcosFrac technology and its associated Ecos Brine fluid. In addition, the Company will receive a priority distribution of the first $2.5 million of CWP’s share of EES profits.  An additional $4 million is due the Company upon achievement of a significant event relating to EES, such as the sale of EES.

Finally, amended option agreements entered into on April 14, 2009, which had no accounting effect, and all previous option agreements between the Company, EES Inc. and Bledsoe through which Bledsoe had the right to acquire a 50% interest in the Ozonix technology for the energy business have been terminated.

Effective August 1, 2009, our Chairman and Chief Executive Officer resigned his position as Chief Executive Officer. He will remain as an Executive Chairman at a monthly salary of $10,000. Our President, Chief Technology Officer and Founder of the Company was appointed Chief Executive Officer.

 On August 1, 2009, the Company received work releases for two pilot projects for the Company to provide services to a major oil and gas exploration company in Wyoming. The work orders were related to a Master Service Agreement signed on June 25, 2009 which calls for EES to provide its Ecosphere Ozonix, EcosFrac, and EcosBrine equipment and personnel.

On August 1, 2009, EES entered into a Master Services Agreement with a major oil and gas exploration company in Oklahoma. Under the agreement, EES will provide one Ecosphere Ozonix mobile water processing unit to process a minimum number of barrels of flowback or produced waters per month in exchange for a monthly fee. The agreement is for a one year period with a one year extension option and automatic one year renewals, thereafter.

ECOSPHERE TECHNOLOGIES, INC.

Item 2:

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

The Company has a history of successfully developing and monetizing its technologies. During 2007, the Company sold its ship stripping technology, resulting in a net gain on sale of intellectual property and related assets of approximately $5.3 million. At present, Ecosphere’s 67% owned subsidiary Ecosphere Energy Services LLC (“EES”) is engaged in operating high volume mobile water filtration equipment to treat energy related wastewaters. EES is successfully providing water recycling services to a major energy company through a license agreement with the Company for the patent pending Ecosphere Ozonix™ System. The successful pilot project and subsequent contract with this company proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site. We manufactured and began testing the prototype of the EcosFrac Tank in the first quarter of 2009. In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern Energy Company and received a work order under this agreement for the deployment of 24 EcosFrac Tanks to pretreat water used to fracture natural gas wells in the Fayetteville Shale. Under the work order, EES will provide the services for a minimum two year period with three one year extension options. This agreement and work order demonstrate that the EcosFrac Tank will be an important part of our product line to service the oil and gas industry.

The Ecosphere Ozonix™ process is an advanced oxidation process that we have developed to treat industrial wastewater. Since late 2007, we have tested our Ecosphere Ozonix™ process on a variety of industrial wastewaters. We feel one of the most promising applications for our technology is in the natural gas exploration business to help the energy companies recycle frac flowback and produced waters. In July 2009, the Company entered into a Master Service Agreement with BP America Production Company to provide environmental water recycling services. In August 2009, the Company received two work releases for pilot projects in Wyoming.

Ecosphere developed the Ozonix™ process in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas. From the testing, the Company learned that the Ozonix™ process is able to efficiently and in a cost effective manner, remove hydrocarbons and metals from frac flowback water and can, as part of a pre or post treatment process, provide a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process. In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield Exploration Mid-Continent, Inc. to build and operate a water recycling plant utilizing the Ecosphere Ozonix Water Treatment System for two years. The permit will allow Newfield to process frac flowback water into freshwater and brine utilizing Ecosphere's Ozonix system.

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

☐

U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.

☐

U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.

ECOSPHERE TECHNOLOGIES, INC.

☐

U .S. Patent 7,100,844 – High Impact Waterjet Nozzle is constructed to infuse fluid into a high velocity stream of liquid passing through a nozzle to create a bubble rich waterjet that causes the bubbles to implode when the waterjet strikes the surface amplifying the impact of the water – dated September 5, 2006.

☐

U.S. Patent Pending - Mobile Emergency Water Filtration System for Homeland Security and other applications.

☐

U.S. Patent Pending - Business Model to provide response and training to public and private suppliers of water resources in the event of an act of terrorism or a natural disaster that contaminates a water supply.

☐

U.S. Patent Pending - The Ecosphere Ozonix™ Process for enhanced water treatment for reclamation of waste fluids.

☐

U.S. Patent Applied For - The Ecos Frac Tank, Real-time processing of water for hydraulic fracture treatments using a transportable frac tank.

2009 Highlights

The most significant material accomplishments during the six months ended June 30, 2009 was our ability to identify, develop and design and successfully test the EcosFrac Tank , an additional piece of equipment which uses our Ozonix™ technology to further improve the profitability of each well site.  In addition, we continued to demonstrate the effectiveness of the Ozonix™ technology by processing frac flowback water in the Woodford Shale.

These accomplishments have resulted in the Company’s signing Master Service Agreements with two subsidiaries of Southwestern Energy Company, BP America Production Company and Newfield Explorations Mid-Continent Inc., our technology being approved by the Oklahoma Corporation Commission and led to the finalization of our operating arrangement with Bledsoe Capital Group.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition. The five accounting estimates are discussed below. These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. Some of the estimates are based upon the intellectual property and related assets and inventory which were sold and are included as a matter of explaining the historical results of operations.

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

ECOSPHERE TECHNOLOGIES, INC.

Useful Lives and Impairment of Machinery and Equipment and Patents

The Company capitalizes as machinery and equipment its water filtration systems upon completion of all manufacturing and testing and when such systems are placed into service. The Company determines the useful lives of machinery and equipment based on the forecasted durability of the raw materials used in the manufacture and the technologies utilized in the system. While some of the individual components of the Company’s systems may individually have longer useful lives than the Company’s estimate for the useful life of the entire system (i.e., 10 years or longer), the Company believes that the technological advancement and the configuration of the entire water filtration system would be obsolete after five years. Accordingly, the Company has used five years to depreciate its water filtration systems.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 11 to our unaudited condensed consolidated financial statements contained in this Report. The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

Restructuring Reserve

The Company estimated the liability for restructuring reserve in accordance with Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146).  As such, the Company has recorded a liability for the estimated fair value of future rentals due under a lease agreement for the Company’s New York office, which was closed in June 2009.

ECOSPHERE TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended June 30, 2009 to the Quarter Ended June 30, 2008

The Company’s net loss increased $15,321,925 during the three months ended June 30, 2009 when compared to the three months ended June 30, 2008. The primary reasons for this increase was the adoption of EITF 07-5 in January 2009 which resulted in other expense of $12.2 million for the three months ended June 30, 2009, related to the increase in the fair value of the liability for derivative instruments, caused by the increase in the market value of the Company’s common stock from $0.16 per share at March 31, 2009 to $0.49 per share at June 30, 2009. In addition there were increases in stock based compensation, interest expense, loss on conversion of interest into common stock and a restructuring charge related to the closing of our New York office.

Revenues

The Company generated revenue of $154,041during the three months ended June 30, 2009 compared to no revenue for the same period in 2008. The increase was the result of revenue generated form water processing services provided to an oil and gas exploration customer in Oklahoma. During the three months ended June 30, 2008, the Company had not yet completed its first water filtration unit utilizing the Ozonix™ water filtration technology.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 were $3,150,441 compared to $1,555,110 for the three months ended June 30, 2008. This increase resulted from an increase in non-cash compensation expense of $522,000 associated with restricted stock and option vesting during the period. In addition, and employee benefits increased $401,000 due to additional staffing to operate our equipment in the field and staff our New York office.  The Company recorded a restructuring charge of $548,000 during the three months ended June 30, 2009 for future rents due and employee severance costs related to a decision by our board of directors to close the New York office. Professional fees increased $132,000 for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 primarily due to legal costs associated with new service agreements and the transactions with Bledsoe Capital Group. In addition, depreciation expense increased $95,000 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 due to the addition of two Ozonix water processing units and one EcosFrac Tank since June 30, 2008.

Loss From Operations

Loss from operations for the three months ended June 30, 2009 was $3,117,672 compared to a loss of $1,555,110 for the three months ended June 30, 2008. The increase in the loss from operations in 2009 versus 2008 was due to the increases in operating expenses identified above which were partially offset by gross profit earned in 2009.

Interest Expense

Interest expense was $2,465,474 and $1,579,714 for the three months ended June 30, 2009 and 2008, respectively. Of the 2009 amounts, approximately $657,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash), $240,000 actual and accrued interest associated with the notes payable, $638,000 related to the fair value of the liability for warrant derivative instruments related to new warrants issued during the three months ended June 30, 2009 and $933,000 related to the fair value of the liability for embedded conversion options related to new and extended secured convertible original issue discount notes issued during the three months ended June 30, 2009. Of the 2008 amounts, approximately $1,359,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash), $220,000 actual and accrued interest associated with the notes payable.

ECOSPHERE TECHNOLOGIES, INC.

Loss on Conversion

Loss on conversion for the three months ended June 30, 2009 was $688,796 as compared to a loss of $14,838 for the three months ended June 30, 2008. The increase resulted from the payment of accrued interest on convertible notes and debentures in the aggregate amount of $342,318 at through the issuance of common stock with a total fair market value of $1,031,115 on the dates of conversion.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments was an expense of $12.2 million for the three months ended June 30, 2009. This change resulted from an increase in the fair value of the liability for embedded conversion option derivative instruments of $6.2 million and an increase in the fair value of the liability for warrant derivative instruments of $6 million. These increases in derivative liabilities were primarily caused by an increase in the trading price of the Company’s common stock from $0.16 per share as of March 31, 2009 to $0.49 per share as of June 30, 2009.  This change from 2008 was caused by the Company’s adoption of EITF 07-5 in January 2009. (See Note 1 of the accompanying Unaudited Notes to Condensed Consolidated Financial Statements) Absent a significant change in the amount of warrant and embedded conversion option derivative instruments outstanding, future increases or decreases in the market price of the Company’s common stock will have a negative or positive impact, respectively, on the Company’s net income.

Preferred Stock Dividends

Preferred stock dividends were $30,000 for the three months ended June 30, 2009 and $35,000 for the three months ended June 30, 2008. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because a significant number of holders chose to convert their preferred stock into common stock.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $18,504,329 for the three months ended June 30, 2009, compared to a net loss applicable to common stock of $3,182,404 for the three months ended June 30, 2008. Net loss per common share was $0.20 for the three months ended June 30, 2009 as compared to a net loss per common share of $0.05 for the three months ended June 30, 2008. The weighted average number of shares outstanding was 93,684,476 and 67,897,215 for the three months ended June 30, 2009 and 2008, respectively.

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

The Company’s net loss increased $10,598,937 during the six months ended June 30, 2009 when compared to the six months ended June 30, 2008.  The primary reasons for this increase was the adoption of EITF 07-5 in January 2009 which resulted in other expense of $5.7 million for the six months ended June 30, 2009, related to the increase in the fair value of the liability for derivative instruments, caused by the increase in the market value of the Company’s common stock from $0.31 per share at December 31, 2008 to $0.49 per share at June 30, 2009. In addition there were increases in stock based compensation, interest expense, loss on conversion of interest into common stock and a restructuring charge related to the closing of our New York office.

Revenues

Revenues were $348,309 for the six months ended June 30, 2009 as compared to $1,020 for the six months ended June 30, 2008. The increase was the result of revenue generated from water processing services provided to an oil and gas exploration customer in Oklahoma. In 2008 the Company was focused on the production of the initial water filtration unit utilizing the Ozonix™ water filtration technology which was completed in August 2008.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 were $5,036,652 compared to $2,335,610 for the six months ended June 30, 2008. This increase resulted from an increase in non-cash compensation expense of $1.2 million associated with restricted stock and option vesting during the period. In addition, salaries and employee benefits increased $671,000 due to additional staffing to operate our equipment in the field and staff our New York office.  The Company recorded a restructuring charge of $548,000 during the six months ended June 30, 2009 for

ECOSPHERE TECHNOLOGIES, INC.

future rents due and employee severance costs related to a decision by our board of directors to close the New York office. Professional fees increased $64,000 for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 primarily due to legal costs associated with new service agreements and the transactions with Bledsoe Capital Group. Rents increased $84,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 primarily due to rent for the Company’s New York office.  In addition, depreciation expense increased $178,000 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 due to the additions of two Ozonix water processing units and one EcosFrac Tank since June 30, 2008.

Loss From Operations

Loss from operations for the six months ended June 30, 2009 was $4,943,092 compared to a loss of $2,334,590 for the six months ended June 30, 2008. The increase in the loss from operations in 2009 versus 2008 was due to the increases in operating expenses identified above which were partially offset by gross profit earned in 2009.

 Interest Expense

Interest expense was $4,001,142 and $2,367,844 for the six months ended June 30, 2009 and 2008, respectively. Of the 2009 amounts, approximately $1,738,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash), $446,000 actual and accrued interest associated with the notes payable, $638,000 related to the fair value of the liability for warrant derivative instruments related to new warrants issued during the three months ended June 30, 2009, $933,000 related to the fair value of the liability for embedded conversion options related to new and extended secured convertible original issue discount notes issued during the three months ended June 30, 2009. Of the 2008 amounts, approximately $2,016,000 related to the accretion of the discounts associated with warrants granted and conversion features included in the Company’s notes payable (non-cash) and $345,000 actual and accrued interest associated with the notes payable.

Loss on Conversion

Loss on conversion for the six months ended June 30, 2009 was $689,249 as compared to a $46,448 for the six months ended June 30, 2008. The increase resulted from the payment of accrued interest on convertible notes and debentures in the aggregate amount of $343,353 at through the issuance of common stock with a total fair market value of $1,032,603 on the dates of conversion.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments was an expense of $5.7 million for the six months ended June 30, 2009. This change resulted from a net increase in the fair value of the liability for embedded conversion option derivative instruments of $2.4 million and an increase in the fair value of the liability for warrant derivative instruments of $3.3 million. These increases in derivative liabilities were primarily caused by an increase in the trading price of the Company’s common stock from $0.31 per share as of December 31, 2008 to $0.49 per share as of June 30, 2009. This change from 2008 was caused by the Company’s adoption of EITF 07-5 in January 2009. (See Note 1 of the accompanying Unaudited Notes to Condensed Consolidated Financial Statements). During the three months ended June 30, 2009, convertible notes and debentures with an aggregate principal balance of approximately $2.9 million were converted into common stock. Of the $6.2 million increase in the fair value of the liability for embedded conversion option derivative instruments during the three months ended June 30, 2009, $5.1 million related to convertible notes and debentures that were converted.  Absent a significant change in the amount of warrant and embedded conversion option derivative instruments outstanding, future increases or decreases in the market price of the Company’s common stock will have a negative or positive impact, respectively, on the Company’s net income.

Preferred Stock Dividends

Preferred stock dividends were $60,000 for the six months ended June 30, 2009 and $70,251 for the six months ended June 30, 2008. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because a significant number of holders chose to convert their preferred stock into common stock.

ECOSPHERE TECHNOLOGIES, INC.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $15,431,491 for the six months ended June 30, 2009, compared to a net loss of $4,832,554 for the six months ended June 30, 2008. Net loss per common share was $0.17 for the six months ended June 30, 2009 as compared to a net loss per common share of $0.07 for the six months ended June 30, 2008. The weighted average number of shares outstanding was 89,282,459 and 66,762,249 for the six months ended June 30, 2009 and 2008, respectively. The primary cause of the increase in net loss applicable to common stock is the increase in interest expense partially offset by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,441,438 for the six months ended June 30, 2009, compared to $1,699,380 for the six months ended June 30, 2008. This decrease in cash used relates to the significantly higher non-cash expenses during the six months ended June 30, 2009. The net loss of $15.3 million was offset by non-cash expenses of $6.7 million, plus an increase in the fair value of the liability for derivative instruments of $5.7 million, an increase in accounts payable and accrued liabilities of $1.1 million, an increase in the restructuring reserve of $268,000 and a decrease in accounts receivable of $80,000.

The Company's net cash used by investing activities was $207,424 for the six months ended June 30, 2009 compared to net cash provided by investing activities of $438,881 for the six months ended June 30, 2008. In 2009 the Company has invested $201,632 in equipment components for an Ozonix™ unit. In 2008, the Company invested $671,529 in equipment components associated with the Ozonix™ units which are being constructed for the two pilot programs. These expenditures were partially offset by proceeds of $250,000 from the Company’s sale of its 5% investment in Chariot Robotics, LLC in January 2008.

The Company’s net cash provided by financing activities was $1,294,032 for the six months ended June 30, 2009 compared to net cash provided by financing activities of $2,788,962 for the six months ended June 30, 2008. During the six months ended June 30, 2009, the Company received $325,000 in exchange for warrants and new secured convertible notes, $45,500 for a new original issue discount note, $80,000 from related parties, $75,938 from the exercise of warrants and $862,500 from loan advances. These receipts were partially offset by repayments of $46,311, $30,000 and $18,595 for notes payable and insurance financings, related party debt and capital leases, respectively. In 2008 the proceeds resulted from new convertible notes of $3,060,000 which were partially offset by repayments of notes due to related parties of $241,080.

As of the date of this Report, the Company has approximately $98,000 in cash and its 67% owned subsidiary, EES has approximately $470,000 in cash. It has met its working capital needs through new convertible debt financing of $560,000, loan advances of $1,000,000 and receipt of $1.5 million in cash for a license agreement for the application of its patent pending Ozonix™ technology to the oil and gas industry.

On July 10, 2009, the Company entered into a Master Services Agreement with two subsidiaries of Southwestern Energy Company and received a work order to provide 24 EcosFrac Tank units to pretreat water to be used in hydraulic fracturing of wells in the Fayetteville Shale. The work order provides for an initial two year term, which begins 120 – 150 days from the date of the work order, and may be extended in one year increments for up to an additional three years. In addition, the work order includes the option to purchase the EcosFrac units at preset prices based upon the date the option is exercised, plus an ongoing license fee for each barrel of water processed thereafter.  The Company has begun to build the units to fulfill this work order. However, the Company estimates it will need to obtain additional financing of $2.5-$3.0 million in order to complete the units. On July 30, 2009, the Company entered into a non-exclusive agreement with an investment bank to assist the Company in obtaining the necessary financing. Although the Company is confident in its ability to obtain this financing, there can be no assurance that the financing will be available.

On July 21, 2009, the Company finalized a series of agreements with CWP, an affiliate of Bledsoe. Under the agreements CWP became a 33% owner of EES in exchange for up to $10 million as described below. As the owner of the remaining 67% of EES, the Company will control a majority of the Board of Directors of EES and control and manage its daily operations. A supermajority vote is required for major matters, including the sale of EES.

ECOSPHERE TECHNOLOGIES, INC.

The Company contributed to EES the Assets and Liabilities of Ecosphere Energy Services, Inc. (“EES Inc.”), which included $3.1 million of debt due to Bledsoe Capital Group. CWP contributed $2.5 million in cash plus $1.0 million in loan advances due from the Company. In exchange for payment of $1.5 million and forgiveness of the $1.0 million of loan advances, the Company granted EES an exclusive license for all of its Ozonix technology relating to the recycling of water in the field of use which is Energy. This includes its core water recycling Ozonix processes and technology, its Ecos Frac technology and its associated Ecos Brine fluid. In addition, the Company will receive a priority distribution of the first $2.5 million of CWP’s share of EES profits.  An additional $4 million is due the Company upon achievement of a significant event relating to EES, such as the sale of EES. See Note 15 of the accompanying notes to the unaudited condensed consolidated financial statements for a summary of the transaction.

In addition to owning the right to 67% of the profits and other distribution of EES, the Company will receive 100% of the first $7,575,000 of the profits of EES with 33% of those profits representing the $2.5 million priority distribution described above.

Finally, the amended option agreements entered into on April 14, 2009 and all previous option agreements between EES and Bledsoe through which Bledsoe had the right to acquire a 50% interest in the Ozonix technology for the energy business have been terminated.

On June 25, 2009, the Company signed a Master Service Agreement with Houston based BP America Production Company (“BP”) to provide environmental water recycling services. The Master Service Agreement calls for EES to provide its Ecosphere Ozonix, EcosFrac, and EcosBrine equipment and personnel to BP for its North America Gas operations. On August 1, 2009, the Company received two work releases for the Company to provide services to BP in Wyoming.

On August 1, 2009, EES entered into a Master Services Agreement with Newfield Explorations Mid-Continent, Inc.  Under the agreement, EES will provide one Ecosphere Ozonix mobile water processing unit to process a minimum number of barrels of flowback or produced waters per month in exchange for a monthly fee. The agreement is for a one year period with a one year extension option and automatic one year renewals, thereafter.

The Company has met its obligations on a month-to-month basis as cash becomes available. There can be no assurances that the Company’s present cash flow will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company’s ability to pay its already incurred obligations is mostly dependent on the Company ultimately achieving its revenue goals or raising additional capital in the form of equity or debt. The Company is currently focused on the treatment of frac flowback in the Woodford Shale of Oklahoma and the pretreatment of fracturing fluids in the Fayetteville Shale area of Arkansas. The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to build and deploy the Company’s Ecos Frac Tanks and Ozonix™ water filtration units, retire existing trade liabilities and to pay other operating expenses.

As a result of the recent limited liquidity, the Company’s management has deferred some of its compensation and only critical vendor payments are being made to conserve cash resources. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 12 to the Condensed Consolidated Financial Statements (Unaudited).

ECOSPHERE TECHNOLOGIES, INC.

RESEARCH AND DEVELOPMENT

In accordance with Statement of Financial Accounting Standards No. 2, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $11,550 for the six months ended June 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company as of January 1, 2009. The adoption of FASB 161 is not expected to have e a material impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141 (R)”). SFAS No. 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. SFAS No. 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. SFAS 141(R) also requires that acquisition-related costs be recognized separately from the acquisition. SFAS 141(R) is effective for the Company for fiscal 2010. The Company is currently assessing the impact of SFAS 141(R) on its consolidated financial position and results of operations.

In December 2007, the FASB issued Statement No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). The objective of SFAS No. 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of SFAS No. 160 is the same as that of the related Statement 141(R). SFAS No. 160 will be effective for the Company’s fiscal 2010. SFAS No. 160 shall be applied prospectively as of the beginning of the fiscal year in which SFAS No. 160 is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position and results of operations.

ECOSPHERE TECHNOLOGIES, INC.

Forward Looking Statements

The statements in this report relating to our expected requirements for financing the building of EcosFrac tanks, our expectations regarding future liquidity and capital expenditures are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Item 4.

Controls and Procedures.

Not applicable to smaller reporting companies

Item 4T.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended June 30, 2009, the Company made no changes in the control procedures related to financial reporting.

ECOSPHERE TECHNOLOGIES, INC.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors.

Not applicable to smaller reporting companies

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below. All securities in the table below are shares of common stock, except as indicated.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Executive Officers	January 6, 2009	252,627	In lieu of salary
Holder of Convertible Debentures	January 7, 2009 through March 12, 2009	600,000	Partial conversion of senior convertible debentures
Holders of Convertible Debentures	January 7, 2009 through March 12, 2009	6,802	Shares issued in lieu of paying cash interest on senior convertible debentures
Holders of Preferred Stock	January 28, 2009	40,915	Conversion of preferred stock
Noteholder	February 3, 2009	333,333	Conversion of note at $0.15 per share
Noteholder	February 23, 2009	$50,000 six-month secured promissory note	Providing financing
Noteholder	February 25, 2009	$54,945 six-month secured promissory note	Providing financing
Consultant	February 28, 2009	42,425 five-year stock options exercisable at $0.25 per share	Consulting services
Warrant Holders	April 1, 2009 through April 9, 2009	665,000 five-year warrants exercisable at $0.15 per	In consideration for the extension of convertible notes
Holders of Convertible Debentures	April 17, 2009 through June 26, 2009	4,049,611	Partial conversion of convertible debentures
Holders of Convertible Debentures	April 17, 2009 through June 26, 2009	194,122	In lieu of paying cash interest on senior convertible debentures
Noteholders	May 1, 2009 through June 30, 2009	11,000,000	Conversion of notes at $0.15 per share
Noteholders	May 1, 2009 through June 30, 2009	1,320,000	In lieu of paying cash on convertible promissory notes
Consultant	May 26, 2009	500,000 five-year stock options exercisable at $0.44 per share	Compensation for services

Warrant Holders	June 2, 2009	646,875	Exercise of warrant

ECOSPHERE TECHNOLOGIES, INC.

Holders of Preferred Stock	June 3, 2009	36,000	Stock split
Employees	June 9, 2009	500,000 five-year stock options exercisable at $0.41 per share and 125,000 shares of common stock	Severance
Lenders	June 16, 2009 through June 30, 2009	$361,111 in convertible notes convertible at $0.36 per share and 325,000 five-year warrants exercisable at $0.25 per share	Loans
Noteholder	June 24, 2009 through June 30, 2009	4,226,667	Conversion of notes at $0.15 per share
Noteholder	June 24, 2009 through June 30, 2009	768,000	In lieu of paying cash on convertible promissory notes
Warrant Holders	June 30, 2009	1,228,500 five-year warrants exercisable at $0.25 per share	In consideration for the extension of notes

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

Item 5.

Other Information.

None

ECOSPHERE TECHNOLOGIES, INC.

Item 6.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #

3.1	Certificate of Incorporation	Form 10-QSB filed on December 11, 2006	3.1
3.2	Certificate of Amendment	Form 10-K filed on March 25, 2009	3.2
3.3	Certificate of Correction	Form 10-K filed on March 25, 2009	3.3
3.4	Bylaws	Form 10-QSB filed on December 11, 2006	3.3
3.5	Amendment to Bylaws	Form 10-K filed on March 25, 2009	3.3
4.1	Form of Warrant dated May 5, 2009	Filed with this report
10.1	Goldfarb Secured Line of Credit Agreement	Form 10-Q filed on May 14, 2009	10.1
10.2	McGuire Summary of Compensation Arrangement	Filed with this report
10.3	Bledsoe Credit Agreement	Filed with this report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer (Principal Executive Officer) (Section 906)	Filed with this report
32.2	Certification of Chief Financial Officer (Principal Financial Officer) (Section 906)	Filed with this report

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

August 14, 2009	/s/ DENNIS MCGUIRE
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

August 14, 2009	/s/ ADRIAN GOLDFARB
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)