Form 10-Q
period 2009-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2009-11-16
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009
Or

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

The number of outstanding shares of the issuer’s common stock as of November 11, 2009, was 114,002,448.

ECOSPHERE TECHNOLOGIES, INC.

FORM 10-Q

TABLE OF CONTENTS

PAGE
PART I – FINANCIAL INFORMATION

Item 1.        Financial Statements.

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Operations

2

Condensed Consolidated Stateements of Cash Flows

3

Condensed Consolidated Statements of Cash Flows

4

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

30

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

31

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

40

Item 4.        Controls and Procedures

40

Item 4T.     Controls and Procedures

41

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

42

Item 1A.     Risk Factors

42

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 3.        Defaults Upon Senior Securities

42

Item 4.        Submission of Matters to a Vote of Security Holders

42

Item 5.        Other Information

43

Item 6.        Exhibits

43

SIGNATURES

44

i

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$51,620	$461,514
Accounts receivable	—	123,728
Inventories	—	32,426
Prepaid expenses and other current assets	492,587	72,101
Total current assets	544,207	689,769
Property and equipment, net	1,826,230	1,875,891
Construction in progress	3,318,713	319,975
Patents, net	38,709	41,165
Debt issue costs, net	10,000	276,055
Deposits	14,650	55,998
Total assets	$5,752,509	$3,258,853

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$3,536,766	$1,009,467
Accounts payable - related parties	—	5,485
Accrued liabilities	968,326	1,457,497
Insurance premium finance contract	6,189	42,270
Capital lease obligations	23,684	38,249
Due to affiliate	2,000	2,000
Deferred revenue	200,000	—
Notes payable – related parties (net of discount) – current portion	755,600	1,370,141
Notes payable – third parties (net of discount) – current portion	3,003,334	5,994,435
Fair value of liability for warrant derivative instruments	7,813,639	—
Fair value of liability for embedded conversion option derivative instruments	1,275,574	—
Total current liabilities	17,585,112	9,919,544
Capital lease obligations – less current portion	—	13,721
Deferred rent	—	4,126
Restructuring reserve	185,671	—
Notes payable - related parties - less current portion	—	115,818
Notes payable to third parties – less current portion	2,009,010	25,400
Total Liabilities	19,779,793	10,078,609
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 7 and 7 shares issued and outstanding, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,130,994 at September 30, 2009)	1,130,994	1,111,306
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 375 and 424 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,770,052 at September 30, 2009)	2,770,052	2,822,239

Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 111,654,210 and 83,791,919 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,116,538	837,914
Common stock issuable, $0.01 par value, 750,000 and 286,000 issuable at September 30, 2009 and December 31, 2008, respectively	7,500	2,860
Additional paid-in capital	63,498,891	53,399,704
Accumulated deficit	(85,782,728)	(64,993,779)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(21,159,799)	(10,753,301)
Noncontrolling interest in consolidated subsidiary	3,231,469	—
Total stockholder' deficit	(17,928,330)	(10,753,301)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$5,752,509	$3,258,853

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues	$357,076	$122,454	$705,385	$123,474

Cost of revenues	136,257	27,276	391,006	27,276

Gross profit	220,819	95,178	314,379	96,198

Operating expenses
Selling, general and administrative	2,804,860	1,914,178	7,293,422	4,249,788
Restructuring charge	—	—	548,090	—
Total operating expenses	2,804,860	1,914,178	7,841,512	4,249,788

Loss from operations	(2,584,041)	(1,819,000)	(7,527,133)	(4,153,590)

Other income (expense):
Other income	2	769	2,758	—
Other expense	—	—	(1,605)	(12,652)
Loss on conversion	(27,288)	(209,823)	(716,538)	(256,271)
Interest expense	(655,645)	(1,740,534)	(4,656,787)	(4,108,378)
Change in fair value of derivative instruments	2,173,567	—	(3,565,592)	—
Total other income (expense)	1,490,636	(1,949,588)	(8,937,764)	(4,377,301)

Net loss	(1,093,405)	(3,768,588)	(16,464,897)	(8,530,891)

Preferred stock dividends	(30,000)	(34,937)	(90,000)	(105,188)

Net loss applicable to common stock	(1,123,405)	(3,803,525)	(16,554,897)	(8,636,079)

Less: Net loss applicable to noncontrolling interest in consolidated subsidiary	268,531	—	268,531	—

Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(854,874)	$(3,803,525)	$(16,286,366)	$(8,636,079)

Net income (loss) per common share applicable to common stock
Basic and diluted	$(0.01)	$(0.05)	$(0.17)	$(0.12)

Weighted average number of common shares outstanding
Basic and diluted	110,461,145	74,858,556	96,419,567	69,605,413

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) before preferred dividends and after noncontrolling interest	$(16,196,366)	$(8,530,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	438,549	143,725
Amortization of debt issue costs	268,792	327,508
Amortization of prepaid expenses	43,345	128,146
Accretion of discount on notes payable	2,305,093	3,308,099
Loss on conversion of accrued interest to stock	701,343	292,338
Non-cash compensation expense	3,589,619	1,097,462
Interest expense for warrant derivative liability related to new warrants	684,381	—
Interest expense for embedded conversion option derivative liability of new convertible debt	983,871	—
Warrants issued for services	—	7,161
Impairment of inventory	—	6,601
Common stock issued for settlement	—	12,500
Options issued for services	—	10,808
Option/warrant exchange program expense	—	15,679
Changes in operating assets and liabilities	—	—
Decrease (increase) in accounts receivable	123,728	(119,674)
(Increase) in inventories	—	(32,426)
(Increase) decrease in prepaid expenses and other current assets	(463,243)	2,678
(Increase) in debt issue costs and other non-current assets	(2,737)	(147,501)
Increase (decrease) in accounts payable	2,527,299	86,476
Increase (decrease) in accounts payable - related parties	(5,485)	—
Increase in restructuring reserve	261,147	—
Increase in deferred rent	3,094	1,031
Increase in deposit	—	250,000
Increase in deferred revenue	200,000	—
Increase in accrued expenses	178,449	216,245
Increase in fair value of warrant derivative liability	1,804,869	—
Increase in fair value of embedded conversion option derivative liability	1,760,733	—
Noncontrolling interest in consolidated subsidiary	(268,531)	—
Net cash used in operating activities	(1,062,050)	(2,924,035)
INVESTING ACTIVITIES:
Proceeds from sale of investment	-	250,000
Construction in process purchases	(3,292,989)	(426,416)
Purchase of property and equipment	(60,343)	(885,544)
Net cash (used in) investing activities	(3,353,332)	(1,061,960)
FINANCING ACTIVITIES:
Proceeds from noncontrolling interest investment	3,500,000	—
Proceeds from issuance of notes payable and warrants	575,000	3,294,790
Proceeds from issuance of notes payable	45,500	—
Proceeds from issuance of notes payable and warrants to related parties	80,000	980,000
Proceeds from issuance of notes payable to related parties	—	41,856
Proceeds from warrant exercises	75,938	166,800
Repayments of notes payable and insurance financing	(212,664)	(173,618)
Repayments of notes payable to related parties	(30,000)	(241,080)
Principal payments on capital leases	(28,286)	(25,671)
Net cash provided by financing activities	4,005,488	4,043,077
Net (decrease) increase in cash	(409,894)	57,082
Cash, beginning of period	461,514	329,848
Cash, end of period	$51,620	$386,930

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

SUPPLEMENTAL CASH FLOW INFORMATION

	For The Nine Months Ended September 30,
	2009	2008
Cash paid for interest	$215,576	$176,051
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$90,000	$105,188
Beneficial conversion features of convertible notes and debentures	$—	$1,638,005
Common stock issued for services	$—	$343,161
Common stock issued for debt issue costs	$—	$523,017
Conversion of convertible debentures to common stock	$1,057,442	$428,656
Conversion of convertible notes to common stock	$1,455,000	$1,323,544
Conversion of related party debt to common stock	$1,050,000	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible debentures	$1,977,877	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible notes	$4,925,703	$—
Warrant liability recorded as debt discount	$231,248	$—
Embedded conversion option liability recorded as debt discount	$334,504	$—
Common stock issued as payment of accrued interest	$373,154	$79,775
Common stock issued in payment of services or accounts payable	$85,814	$15,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$122,500	$32,174
Conversion of accrued interest to notes payable	$—	$184,214

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), its 67% -owned subsidiary Ecosphere Energy Services LLC (“EES”) and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Services, Inc. (“EES, Inc.”) and Ecosphere Renewable Energy Corp. (“EREC”)  ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment, technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES, Inc. was organized in November 2006. It develops and markets water filtration systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM process. In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for a 67% share of EES. (See Note 15)  EREC was formed in July 2008 to develop and market the Company’s Ecos Lifelink and Power Cube technologies.

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

INVENTORIES

From time to time, the Company has inventory which consists of parts to be incorporated into future water processing units.  At September 30, 2009, the Company had no parts in inventory.

CHANGE IN ACCOUNTING PRINCIPLE

In January 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 815-40 which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Earlier application was not permitted.  Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment under ASC 815-10   Derivatives and Hedging.  As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but will rather be recorded as a liability which will be revalued at fair value at each reporting date. Further, under derivative accounting, the warrants will be valued

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date. Embedded conversion features will be valued at their fair value, rather than by the intrinsic value method. The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

The Company applied the ASC 815-40 guidance to outstanding instruments as of January 1, 2009. The instruments affected by the ASC 815-40 guidance as of January 1, 2009 were as follows:

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

The cumulative effect of the change in accounting principle was recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital. The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of ASC 815-40. The amounts recognized in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 are the result of the initial application of ASC 815-40, as of January 1, 2009, and the revaluation of the derivative liabilities through March 31, 2009 and have been determined based on the amounts that would have been recognized if the guidance of ASC 815-40 had been applied from the issuance dates of the instruments.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Table 1	Black Scholes Inputs for the Three Months Ended March 31, 2009
Warrants
	Issuance of Warrants	As of December 31, 2008	As of March 31, 2009
Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009
Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

Table 2	Black Scholes Inputs for the Three Months Ended June 30, 2009
Warrants
		Issuance of New Warrants	As of June 30, 2009
Volatility		132.91% - 133.73%	132.91%
Expected Term		5 years	1.88 - 5 years
Risk Free Interest Rate		1.65% - 2.70%	1.11% - 2.54%

Embedded Conversion Options
	Notes Converted During the Three Months Ended June 30, 2009	Issuance of New Convertible Notes	As of June 30, 2009
Volatility	132.91% - 146.31%	132.91% - 133.63%	132.91%
Expected Term	.001 - 0.67 years	1 year	.16 - 1.0 years
Risk Free Interest Rate	0.0013% - 0.60%	0.49% - 0.51%	0.09% - 0.51%

Table 3	Black Scholes Inputs for the Three Months Ended September 30, 2009
Warrants
		Issuance of New Warrants	As of September 30, 2009
Volatility		133.05%	125.17%
Expected Term		5 years	3.25 - 4.78 years
Risk Free Interest Rate		2.22% - 2.33%	1.56% - 2.27%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Embedded Conversion Options
	Notes Converted During the Three Months Ended September 30, 2009	Issuance of New Convertible Notes	As of September 30, 2009
Volatility	132.67% - 133.05%	125.7% - 133.05%	125.17%
Expected Term	0.14 - 0.29 years	1 year	0.001 - .78 years
Risk Free Interest Rate	0.07% - 0.16%	0.40% - 0.47%	0.001% - 0.31%

Based upon the estimated fair values, as calculated, the Company recorded a cumulative effect of approximately $10,218,000 as of January 1, 2009, which has been recorded by a credit to fair value liability for warrant derivative instruments of approximately $5,093,000 and fair value liability of embedded conversion option derivative instruments of approximately $5,125,000 and debits to loan discount of approximately $385,000, additional paid in capital of approximately $5,240,000 and accumulated deficit of approximately $4,593,000.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above. Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by approximately $1,486,302 million which was recorded as other income for the three months ended September 30, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $687,265 which was recorded as other income for the three months ended September 30, 2009.

In addition, the Company recorded interest expense of $50,937 and debt discount of $169,616 related to the fair value of the liability for embedded conversion option derivative instruments contained in new convertible original issue discount notes with a face amount of $393,273 issued during the three months ended September 30, 2009. The notes are convertible at $0.36 per share. The fair value of the liability for embedded conversion option

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

derivative instruments were calculated using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.

Further, the Company recorded debt discount of $141,105 related to the fair value of 353,945 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of new convertible original issue discount notes and 22,500 five year warrants, with an exercise price of $0.25 per share, granted as inducement to extend the repayment term of certain convertible notes the during the three months ended September 30, 2009. The warrants were calculated using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.

A summary of the new secured convertible original issue discount notes and new warrants issued during the three months ended September 30, 2009 is as follows:

Convertible Debt
	Conversion Rate	Principal Amount
Secured Convertible Original Issue Discount Notes	$0.36	393,273
Total		$393,273

Warrants
	Exercise Price	Number of Warrants
Warrants issued to extend 2008 Secured Convertible Original Issue Discount Notes	$0.25	22,500
Warrants issued in connection with new or renewed Secured Convertible Original Issue Discount Notes	$0.25	353,945
Total		376,445

FAIR VALUE ACCOUNTING

We measure our financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

Effective January 1, 2008, we adopted accounting guidance for financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$7,813,639	$—	$—	$7,813,639
Fair value of liability for embedded conversion option derivative instruments	1,275,574	—	—	1,275,574
Total Financial Liabilities	$9,089,213	$—	$—	$9,089,213

Following is a roll forward through September 30, 2009 of the fair value liability of  warrant derivative instruments and embedded conversion option derivative instruments:

	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments
Balance December 31, 2008	$—	$—
Cumulative effect of adoption of accounting principle	5,093,141	5,125,017
Balance at January 1, 2009	5,093,141	5,125,017
Adjustments for issuances and conversions, net	915,629	(5,610,176)
Change in fair value included in other (income) loss	1,804,869	1,760,733
Balance at September 30, 2009	$7,813,639	$1,275,574

The Company had no non-financial assets or liabilities measured at fair value as of September 30, 2009 and 2008

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15,

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, will provide reference to the  new guidance only.

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

2.

GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2009, the Company incurred a net loss applicable to Ecosphere Technologies, Inc. common stock of approximately $16.3 million, and used cash in operations of approximately $1.1 million.  At September 30, 2009, the Company had a working capital deficiency of approximately $17 million, a stockholders’ deficit of approximately $17.9 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends). In addition, loans and accrued interest of $713,000 to note holders were in default as of September 30, 2009 (See Note 4). The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems. On November 9, 2009, the Company’s 67% owned subsidiary, EES, received $7.5 million from an investor in exchange for a 19% equity interest in EES.  In addition, in October 2009, EES received $350,000 from the Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES. On November 9, 2009, the Chairman converted his note into a 1% equity interest in EES.  EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES. Following the transaction, the Company owns 52.6% of EES and will continue to be the managing member of EES.  These investments will enable EES to pay for the 24 EcosFrac units the Company is currently manufacturing for EES and will provide working capital for EES.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

3.

PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2009, the Company completed the manufacture and assembly of the first Ecos Frac Tank which was delivered for testing in Oklahoma in March 2009. In connection with the delivery of the Ecos Frac Tank, the Company reclassified the cost of manufacturing the equipment from construction in progress to property and equipment and began depreciating the unit. During the three months ended September 30, 2009, EES capitalized $187,812 of additional costs associated with improvements to the original two Ozonix units. Depreciation for the nine months ended September 30, 2009 relating to these units was $231,732. Total depreciation expense for the nine months ended September 30, 2009 was $436,681.

4.

NOTES PAYABLE

On February 23, 2009, the Company received additional funding of $45,500 from the issuance of a secured promissory note of $50,000 with an original issue discount (OID) of $4,500, repayable in six months. The effective annual interest rate based upon the OID is 18%. The note is secured by the Company’s EcosFrac Tank components.  In September 2009, this note was exchanged for a one year convertible original issue discount note in the amount of $55,556, bearing interest of 11.11%, and 50,000 five year warrants to purchase common stock of the Company at $0.25 per share.

In addition, on February 25, 2009, our Chief Financial Officer (CFO) arranged for the Company to receive an additional funding of $50,000 from an entity controlled by the CFO, in exchange for the issuance of a secured promissory note of $54,945 with an OID of $4,945, repayable in six months. The effective annual interest rate based upon the OID is 18%.  The note is secured by the Company’s EcosFrac Tank components.  In September 2009, this note was exchanged for a one year convertible original issue discount note in the amount of $59,839, bearing interest of 11.11%, and 53,945 five year warrants to purchase common stock of the Company at $0.25 per share.

In addition, the Company’s Chairman and CEO advanced the Company $30,000 in short term financing secured by the Company’s receivables. These advances were repaid in April 2009.

In June 2009, the Company received $325,000 in exchange for issuing secured one year notes, convertible at $0.36 per share, bearing total principal of $361,111 and total OID of $36,111. In addition, the Company granted 325,000 five year warrants to purchase shares of the Company’s common stock for $0.25 per share. The derivative liabilities of the warrants and the embedded conversion options amounting to $136,496 and $259,275, respectively, were calculated using the Black-Scholes option pricing model and the related inputs identified in Table 2 of Note 1. As a result, the Company recorded a debt discount related to the derivative liabilities of $325,000 and interest expense of $70,771, representing the excess of the derivative liability over the aggregate amount of the loan principal, net of OID.  In addition, the Company received $112,500 of funding representing 50% of the total amount to be funded for an additional $250,000 convertible note. This amount has been recorded as a loan advance liability in the accompanying Unaudited Condensed Consolidated Balance Sheet as of September 30, 2009. The remainder of the funding was received in July 2009.

In March 2009, secured convertible notes in the amount of $665,000 became due. The Company offered the holders of these notes an additional grant of warrants to purchase 665,000 shares of the Company’s common stock at an exercise price of $0.15 to induce the holders to extend the notes for an additional six months. All of the holders agreed to the Company’s offer and were granted the additional warrants in April 2009. The derivative liability of the warrants amounting to $90,163 was calculated using the Black-Scholes option pricing model, based upon the market price of the stock on the date of issuance and the related inputs identified in Table 2 of Note 1. This amount was recorded as interest expense during the three months ended September 30, 2009.  In June 2009, holders of $640,000 of these notes converted the notes into 4,266,667 shares of common stock. In accordance with ASC 815-40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion date using the Black-Scholes option pricing model, based upon the market price of the stock on the conversion date and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $1,354,222 was recorded as other expense. Upon conversion, the Company recorded a

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

reduction in the fair value of liability for embedded conversion option derivative instruments of $1,458,219 with a corresponding increase to paid in capital.

During the three months ended June 30, 2009, convertible debentures with an aggregate principal amount of $607,442 were converted into 4,049,611 shares of common stock. In accordance with ASC 815-40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the conversion dates and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $845,582 was recorded as other expense. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $1,177,884 with a corresponding increase to paid in capital.

During the three months ended June 30, 2009, secured convertible notes with an aggregate principal amount of $1,650,000 were converted into 11,000,000 shares of common stock. In accordance with ASC 815- 40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the dates of conversion and the related inputs identified in Table 2 of Note 1. The resulting increase in the derivative liability of $2,905,004 was recorded as other expense. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $3,302,266 with a corresponding increase to paid in capital.

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

During the three months ended June 30, 2009, the Company received monthly advances from Bledsoe Capital Group of $250,000 pursuant to a credit agreement and note for up to $1.5 million, entered into on April 14, 2009. The total amount advanced under the agreement as of June 30, 2009 was $750,000 which was included in loan advances liability as of June 30, 2009. In July 2009, the Company received an additional $250,000 advance.  The total amount due to Bledsoe Capital Group for the advances, $1,000,000 was contributed to EES in connection with its formation.  On July 16, 2009, this amount was forgiven in connection with the license agreement between EES and the Company.

During the three months ended September 30, 2009, secured convertible debentures with an aggregate principal amount $360,000 were converted into 2,400,000 shares of common stock. In accordance with ASC 815-40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the dates of conversion and the related inputs identified in Table 3 of Note 1. The resulting decrease in the derivative liability of $61,748 was recorded as other income. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $709,835 with a corresponding increase to paid in capital.

During the three months ended September 30, 2009, secured convertible notes with an aggregate principal amount of $75,000 were converted into 500,000 shares of common stock. In accordance with ASC 815-40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the dates of conversion and the related inputs identified in Table 3 of Note 1. The resulting decrease in the derivative liability of $28,314 was recorded as other income. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $138,645 with a corresponding increase to paid in capital.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

In addition, during the three months ended September 30, 2009, secured convertible original issue discount notes with an aggregate principal amount of $90,000 were converted into 250,000 shares of common stock. In accordance with ASC 815-40-05, the Company calculated the fair value of the liability for the embedded conversion option derivative instruments as of the conversion dates using the Black-Scholes option pricing model, based upon the market price of the stock on the dates of conversion and the related inputs identified in Table 3 of Note 1. The resulting decrease in the derivative liability of $32,922 was recorded as other income. Upon conversion, the Company recorded a reduction in the fair value of liability for embedded conversion option derivative instruments of $26,573 with a corresponding increase to paid in capital.

In connection with the above conversions the Company converted accrued interest on convertible debentures and secured convertible notes in the amounts of $4,106 and $10,500 into 27,375 and 70,000 shares of common stock, respectively. The shares were valued at the market value on the dates of conversion at prices from $0.39 to $0.47 per share resulting, in losses on conversion of $7,988 and $19,300 for convertible debentures and secured convertible notes, respectively.

As of September 30, 2009, a loan in the principal amount of $340,733, plus accrued interest and penalties of $19,370 and a loan due to a director in the principal amount of $335,714, plus accrued interest of $17,625 were in default. Both loans are in default for failure to make payments of principal and interest as agreed.  (See Note 16)

A summary of total loans and total discounts as of September 30, 2009 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$5,769,403	$(757,059)	$5,012,344
Less current portion	3,760,393	(757,059)	3,003,334
Convertible & non-convertible notes payable, net of current portion	$2,009,010	$—	$2,009,010

Related parties
Convertible & non-convertible notes payable	$817,876	$(62,276)	$755,600
Less current portion	817,876	(62,276)	755,600
Convertible & non-convertible notes payable, net of current portion	$—	$—	$—

5.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of September  30, 2009 and December 31, 2008, there were seven shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $955,994 and $936,307 at September 30, 2009 and December 31, 2008, respectively. During the nine months ended September 30, 2009, no holders converted any shares of Series A preferred stock into common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Series B

As of September 30, 2009 and December 31, 2008, there were 375 and 424 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,832,551 and $1,762,239 as of September 30, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009, a holder of 49 shares of Series B Preferred Stock converted their shares of Series B preferred stock into 40,915 shares of common stock. During the three months ended September 30, 2009, no holders converted any shares of Series B preferred stock into common stock.

6.

RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

The fair market value of the future lease payments was calculated based upon the amount of future rents due as of September 30, 2009 of approximately $710,000 spread over 44 payments less estimated sublease income of $10,000 per month, and discounted conservatively at 3.5%, the current prime lending rate resulting in a charge to restructuring of $246,920 in accordance with ASC 420-10-15.

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

As of September 30, 2009, the restructuring reserve liability of $230,344 consists of the total restructuring cost of $548,090, less the fair value of the options and restricted stock grants of $283,310 and less the amount security deposit held by the landlord, $41,656, plus the amount of deferred rent previously recorded by the Company, $7,220.  As of September 30, 2009, the liability for restructuring charges amounted to $185,671.

7.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of September 30, 2009.

Shares issued

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Issuances of the Company’s common stock during the three months ended September 30, 2009 included the following:

Shares Issued for Accrued Interest

a)

27,375 shares of common stock with a value of $12,095, based upon quoted trading prices of $0.39 to $0.47 per share, were issued in payment of $4,106 of accrued interest on debentures resulting in a loss on conversion of $7,988.

b)

70,000 shares of common stock with a value of $29,800, based upon quoted trading prices of $0.40 to $0.46 per share, were issued in payment of $10,500 of accrued interest on secured convertible notes resulting in a loss on conversion of $19,300.

Shares Issued Upon Conversion of Convertible Notes and Debentures

c)

2,400,000 shares of common stock were issued to convert $360,000 of convertible debentures payable.

d)

500,000 shares of common stock were issued to convert $75,000 of secured convertible notes payable.

e)

250,000 shares of common stock were issued to convert $90,000 of secured convertible original issue discount notes payable.

Shares Issued for Advances Received

f)

675,676  shares of common stock with a value of $250,000, based upon a quoted trading price of $0.37 per share were issued in repayment of an advance of $250,000 related to the possible investment in the Company’s EcosLifelink Technology.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $299,988 for the nine months ended September 30, 2009. In addition, the Company recorded $50,000  to restructuring charge, related to the granting of 125,000 shares of vested restricted stock granted as severance compensation in connection with the closing of the Company’s New York office. The following table summarizes non-vested restricted stock and the related activity as of September  30, 2009:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2009	742,506	$0.40
Granted	482,140	$0.45
Vested	(827,696)	$—
Forfeited	—	$—

Unvested at September 30, 2009	396,950	$0.58

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2009 was $130,007 which is expected to be recognized over the next nine months.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 93,557,082 shares of common stock at September 30, 2009) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

9.

STOCK OPTIONS AND WARRANTS

The Company follows the provisions of ASC 718-20-10 Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-20-10 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans. ASC 718-20-10 provides for, and the Company has elected to adopt the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under ASC 718-20-10 pro forma disclosures.

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

For the Nine Months Ended September 30,
	2009	2008
Expected volatility	125.17-137.11%	92.5% -139.4%
Expected lives	2.5 - 5 years	2.5 years.
Risk-free interest rate	1.24% - 2.7%	2.23% - 3.33%
Expected dividend yield	None	None

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Employee Fixed Plan Options

	For the Nine Months Ended September 30, 2009		For the Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	6,741,796	$0.69	7,565,625	$0.93

Granted	797,521	$0.45	2,380,918	$0.39

Exercised	—	$—	—	$—

Forfeited	—	$—	(2,986,999)	$1.11

Expired	—	$—	—	$—

Outstanding at end of period	7,539,317	$0.66	6,959,544	$0.81

Exercisable at end of period	6,784,221	$0.68	5,199,126	$0.89

Outstanding
Weighted average remaining contractual term		3.68		4.6
Aggregate intrinsic value		$287,037		$1,324,008
Weighted average grant date fair value		$0.33		$0.21

Exercisable
Weighted average remaining contractual term		3.56		4.7
Aggregate intrinsic value		$271,935		$1,138,800

During 2009, the Company issued options to purchase 42,425 shares of the company's common stock to a director in connection with a consulting arrangement. The options vested immediately and are exercisable at $0.24 per share, the fair market value on the date of grant, over a five year term.

During 2009, in accordance with the 2006 Equity Incentive Compensation Plan, the Company granted options to purchase 755,096 shares of the Company’s common stock and granted 357,140 shares of restricted common stock to its Directors and its Advisory Board Members. The options and stock vest one year from the date of grant. The options are exercisable at $0.47 per share, the fair market value on the date of grant and expire in five years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Employee Fixed Non-Plan Options

	For the Nine Months Ended September 30, 2009		For the Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	33,216,667	$0.45	11,316,667	$0.52

Granted	6,900,000	$0.42	23,700,000	$0.45

Exercised	—	$—	—	$—

Forfeited	(6,500,000)	$0.57	(2,300,000)	$1.12

Expired	—	$—	—	$—

Outstanding at end of period	33,616,667	$0.44	32,716,667	$0.47

Exercisable at end of period	23,903,333	$0.45	12,836,667	$0.48

Outstanding
Weighted average remaining contractual term		3.88		4.80
Aggregate intrinsic value		$2,712,867		$3,205,633
Weighted average grant date fair value		N/A		$0.21

Exercisable
Weighted average remaining contractual term		3.77		4.90
Aggregate intrinsic value		$2,328,311		$2,239,633

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

On July 1, 2009, the Company granted options to purchase 2,500,000 and 1,100,000 shares of the Company’s common stock to its Founder and Chief Executive Officer, and Chief Financial Officer, respectively.  The options vest ratably over three years, are exercisable at $0.47 per share, the fair market value on the date of the grant, and expire in five years.

In addition, the Board of Directors approved the granting of options to purchase 1,500,000 shares of the Company’s common stock to its former Chief Executive Officer and then Executive Chairman as severance to the former Chief Executive Officer, upon receipt of his resignation.  The options vest immediately, are exercisable at $0.49 per share and expire in five years.  In connection with his resignation, the former Chief Executive Officer forfeited the future vesting of options to purchase 5,500,000 shares of the Company’s common stock at $0.50 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

During 2009, in connection with an employment agreement for the President of EES, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.36 per share, the fair market value on the date of the grant.   The options vest over three years and expire in five years.

During 2009, in connection with a new employment agreement for the Chief Operating Officer of EES, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.36 per share, the fair market value on the date of the grant.  The options vest over three years and expire in five years.

During 2009, in connection with an employment agreement for a Regional Field Engineer of EES, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.47 per share, the fair market value on the date of the grant. The options vest over three years and expire in five years.

Non-Employee Fixed Non-Plan Options

	For the Nine Months Ended September 30, 2009		For the Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,803,741	$0.59	5,495,000	$1.20

Granted	500,000	$0.44	1,618,000	$0.28

Exercised	—	$—	—	$—

Forfeited	(500,000)	$0.42	(4,045,000)	$1.23

Expired	—	$—	—	$—

Outstanding at end of period	3,803,741	$0.59	3,068,000	$0.63

Exercisable at end of period	3,318,000	$0.61	3,068,000	$0.63

Outstanding
Weighted average remaining contractual term		1.70		3.10
Aggregate intrinsic value		$245,057		$453,040
Weighted average grant date fair value		N/A		$—

Exercisable
Weighted average remaining contractual term		1.30		3.10
Aggregate intrinsic value		$242,700		$453,040

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

Warrants

	For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	39,132,197	$0.51

Granted	2,594,945	$0.22

Exercised	(759,375)	$0.10

Forfeited	—	$—

Expired	(647,125)	$—

Outstanding at end of period	40,320,642	$0.51

Exercisable at end of period	40,320,642	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		2.33
Aggregate intrinsic value		$6,391,186

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

In June 2009, the Company issued warrants to purchase 325,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with new secured original issue discount convertible notes in the aggregate amount of $361,111. The Company determined the fair value of the liability for the warrant derivative instrument, $136,496, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 2 of Note 1.  The amount of the

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

fair value of the derivative liability was recorded as debt discount and will be amortized to interest expense over the life of the debt, one year.

In July 2009, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with new secured original issue discount convertible notes in the aggregate amount of 278,778. The Company determined the fair value of the liability for the warrant derivative instrument, $104,000, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 1.  The amount of the fair value of the derivative liability was recorded as debt discount and will be amortized to interest expense over the life of the debt, one year.

In September 2009, the Company issued warrants to purchase 103,945 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with the one year extension of two previously issued six month secured original issue discount convertible notes with a new aggregate principal amount of 115,495 which are owed by EES. The Company determined the fair value of the liability for the warrant derivative instrument, $37,105, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 1.  The amount of the fair value of the derivative liability was recorded as debt discount by EES and will be amortized to interest expense over the life of the debt, one year.

In July 2009, the Company issued warrants to purchase 22,500 shares of common stock at an exercise price of $0.25 per share.  The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued as an inducement for a six month extension of a secured convertible original issue discount note in the amount of $25,000.   The Company determined the fair value of the liability for the warrant derivative instrument, $9,389, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 1.  The amount of the fair value of the derivative liability was recorded as debt discount by EES and will be amortized to interest expense over the life of the debt, one year.

A summary of the outstanding warrants previously issued for cash, financing, services and settlement as of September 30, 2009 is presented below:

Shares
Warrants issued for cash	762,375
Warrants issued for financing	35,803,267
Warrants issued for services	3,665,000
Warrants issued in settlement of lawsuit	90,000
Outstanding at September 30, 2009	40,320,642

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

The Company adopted the provisions of ASC 740-10 on January 1, 2007. As a result of the implementation of ASC 740-10, the Company did not recognize any liability for unrecognized tax benefits, since the Company has concluded that all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.

11.

OPERATING SEGMENTS

Pursuant to ASC 280-10, the Company defines an operating segment as:

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

•

UES, formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•

EES, Inc., which we organized in November 2006. EES, Inc. conducts our water processing for the oil and gas industry using the Ozonix TM technology.  In July 2009, the assets and liabilities of EES, Inc. were contributed in the formation of EES LLC.  As of September 30, 2009, the Company has a 67% ownership position in EES LLC. (See Note16)

The table below presents certain financial information by business segment for the nine months ended September 30, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$—	$—	$394,830	$310,055	$705,385	$––	$705,385
Interest expense and amortization of debt discount	$—	$—	$—	$(127,909)	$(127,909)	$(4,528,878)	$(4,656,787)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(3,565,592)	(3,565,592)
Depreciation and amortization	$(85,692)	$(808)	$(194,455)	$(93,108)	$(374,063)	$(64,486)	$(438,369)
Income Tax Expense	$––	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(85,692)	$(7,762)	$(277,840)	$(268,531)	$(639,825)	$(15,556,541)	$(16,196,366)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$2,193,665	$3,084,864	$3,991,591	$7,076,455
Fixed asset additions (disposals) (net)	$—	$—	$(1,626,055)	$1,653,818	$27,763	$32,580	$60,343
Total Assets	$221,451	$6,390	$—	$1,913,176	$2,141,017	$3,611,492	$5,752,509

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

The table below presents certain financial information by business segment for the nine months ended September 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$123,474	$123,474	$—	$123,474
Interest expense and amortization of debt discount	$—	$—	$(128)	$(128)	$(4,108,250)	$(4,108,378)
Depreciation and amortization	$(85,692)	$(2,785)	$(28,985)	$(117,462)	$(24,688)	$(142,150)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(85,692)	$(2,785)	$(257,021)	$(345,498)	$(8,185,393)	$(8,530,891)

Segment fixed assets & construction in process	$865,487	$25,824	$1,260,090	$1,578,312	$976,103	$2,554,415
Fixed asset additions (disposals) (net)	$—	$4,899	$1,260,090	$1,264,989	$44,825	$1,309,814
Total Assets	$335,708	$4,818	$1,415,090	$1,755,616	$995,789	$2,751,405

The table below presents certain financial information by business segment for the three months ended September 30, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$46,521	$310,055	$357,076	$—	$357,076
Interest expense and amortization of debt discount	$—	$—	$—	$(127,909)	$(127,909)	$(527,736)	$(655,645)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	2,173,567	2,173,567
Depreciation and amortization	$(28,564)	$(245)	$(33,433)	$(93,108)	$(155,350)	$(33,738)	$(189,088)
Income Tax Expense	$—	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(28,564)	$(245)	$(28,363)	$(268,531)	$(325,703)	$(499,171)	$(824,874)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$2,193,665	$3,084,864	$3,991,591	$7,076,455
Fixed asset additions (disposals) (net)	$—	$—	$(1,626,055)	$1,653,818	$27,763	$29,410	$57,173
Total Assets	$221,451	$6,390	$—	$1,913,176	$2,141,017	$3,611,492	$5,752,509

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended September 30, 2008:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$(1,020)	$123,474	$122,454	$—	$122,454
Interest expense and amortization of debt discount	$—	$—	$(106)	$(106)	$(1,740,428)	$(1,740,534)
Depreciation and amortization	$(28,564)	$(1,320)	$(28,558)	$(58,442)	$(7,274)	$(65,716)
Income Tax Expense	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(29,719)	$(979)	$(28,541)	$(59,239)	$(3,709,349)	$(3,768,588

Segment fixed assets	$865,487	$25,824	$1,260,090	$1,578,312	$976,103	$2,554,415
Fixed asset additions (disposals) (net)	$—	$4,688	$571,420	$576,108	$44,825	$620,933
Total Assets	$335,708	$4,818	$1,415,090	$1,755,616	$995,789	$2,751,405

12.

RELATED PARTY TRANSACTIONS

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during the three months ended September 30, 2008. Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000. In connection with the agreement, the Company paid the director $69,789. One payment has been made on this note since September 30, 2008.

In addition, on February 25, 2009, our Chief Financial Officer (CFO) arranged for the Company to receive an additional funding of $50,000 from an entity controlled by the CFO, in exchange for the issuance of a secured promissory note of $54,945 with an OID of $4,945, repayable in six months. The effective annual interest rate based upon the OID is 18%.  The notes are secured by the Company’s EcosFrac Tank components. In September 2009, this note was exchanged for a one year convertible original issue discount note in the amount of $59,939, bearing interest of 11.11%, and 53,945 five year warrants to purchase common stock of the Company at $0.25 per share.    (See Note 16)

In addition, the Company’s Chairman and CEO advanced the Company $30,000 in short term financing secured by the Company’s receivables. The Company repaid the advance in April 2009.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

14.

CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2009.

During the nine months ended September 30, 2009 one customer accounted for 100% of sales.

During the nine months ended September 30, 2009, all sales resulted from processing frac flowback water for one customer.

15.

EES TRANSACTION

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

For the nine months ended September 30, 2009, the Company allocated 100% of the net loss of EES, $268,531, to the noncontrolling interest of EES as stipulated in the LLC operating agreement.

16.

SUBSEQUENT EVENTS

On October 6, 2009 , the Company issued 629,554 shares of common stock upon the conversion of convertible debentures with an aggregate principal amount of $94,433.  After the conversion, no convertible debentures remain outstanding.  In addition, the Company issued 944 shares of common stock in exchange for accrued interest on the debentures in the amount of $142.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

In October 2009, the Company issued a new secured convertible original issue discount note payable with an aggregate principal amount of $125,000.  The note is convertible at $0.36 per share, bears interest of 11.1% and is due in one year.  In connection with the note, the Company granted the holder five year warrants to purchase 112,500 shares of common stock at an exercise price of $0.25 per share.

Since October 1, 2009, the Company has issued 2,428,655  shares of common stock upon cashless exercise of 4,000,000 warrants with an exercise price of $0.15 per share, based upon the fair market values of the stock of between $0.355 and $0.42 per share on the dates of exercise.

On November 9, 2009, EES received $7.5 million from an investor in exchange for a 19% equity interest in EES. In addition, in October 2009, EES received $350,000 from the Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES. On November 9, 2009, the Chairman converted his note into a 1% equity interest in EES. EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES. Following the transaction, the Company owns 52.6% of EES and continues to be the managing member of EES.

Since October 1, 2009, the Company has issued 414,000 shares of common stock in exchange for $62,100 from the exercise of options with an exercise price of $0.15 per share.  In addition, the Company issued 50,000 shares of common stock in exchange for $7,500 from the exercise of options with an exercise price of $0.15 per share.

In November 2009, the EES entered into a three year lease for an operating facility in Conway, Arkansas.  The lease agreement calls for monthly payments of $4,200 and provides a right of first refusal on a 5 acre property located across the street from the leased premises.  This location will provide our base of operations for the Fayetteville shale.

In November 2009, the Company paid $359,358 to retire the principal, accrued interest and late fee amounts for a loan that was in default as of September 30, 2009.  In addition, the Company paid $101,556 for principal and interest in retirement of a promissory note and paid $36,239 to satisfy secured convertible original issue discount notes.

In November 2009, EES made a payment of $20,947 to a Company managed by the Chief Financial Officer of the Company as a partial repayment of a secured convertible original issue discount note with a face amount of $59,938.

On November 12, 2009, the Board of Directors of the Company approved the payment of a cash performance bonus to the Chief Executive Officer of the Company in the amount of $150,000.

Management evaluated all activity of the Company through November 16, 2009 (the issue date of the Company’s condensed unaudited consolidated financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

The Company has a history of successfully developing and monetizing its technologies. During 2007, the Company sold its ship stripping technology, resulting in a net gain on sale of intellectual property and related assets of approximately $5.3 million. At present, Ecosphere’s 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”) is engaged in operating high volume mobile water filtration equipment to treat energy related wastewaters. EES is successfully providing water recycling services to a major energy company through a license agreement with the Company for the patent pending Ecosphere Ozonix™ System. The successful pilot project and subsequent contract with this company proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site. We manufactured and began testing the prototype of the EcosFrac Tank in the first quarter of 2009. In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern Energy Company and received a work order under this agreement for the deployment of 24 EcosFrac Tanks to pretreat water used to fracture natural gas wells in the Fayetteville Shale. Under the work order, EES will provide the services for a minimum two year period with three one year extension options. This agreement and work order demonstrate that the EcosFrac Tank will be an important part of our product line to service the oil and gas industry.

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

2009 Highlights

The most significant material accomplishments during the nine months ended September 30, 2009 was our ability to identify, develop and design and successfully test the EcosFrac Tank , an additional piece of equipment which uses our Ozonix™ technology to further improve the profitability of each well site.  In addition, we continued to demonstrate the effectiveness of the Ozonix™ technology by processing frac flowback water in the Woodford Shale and at pilots in Wyoming and the Uinta Basin in Utah.

On July 10, 2009, the Company entered into a Master Services Agreement with two subsidiaries of Southwestern Energy Company and received a work order to provide 24 EcosFrac Tank units to pre-treat water to be used in hydraulic fracturing of wells in the Fayetteville Shale. The work order provides for an initial two year term, which begins 120 – 150 days from the date of the work order, and may be extended in one year increments for up to an additional three years. In addition, the work order includes the option to purchase the EcosFrac units at preset prices based upon the date the option is exercised, plus an ongoing license fee for each barrel of water processed thereafter.  The Company has begun to build the units to fulfill this work order. As of the date of this filing, the Company has completed and delivered the first 12 EcosFrac Tank units and anticipates delivery of the 2nd 12 units by mid December.

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

ECOSPHERE TECHNOLOGIES, INC.

is due the Company upon achievement of a significant event relating to EES, such as the sale of EES. See Note 15 of the accompanying notes to the unaudited condensed consolidated financial statements for a summary of the transaction.

In addition to owning the right to a majority of the profits and other distribution of EES, the Company will receive 100% of the first $7,575,000 of the profits of EES with 33% of those profits representing the $2.5 million priority distribution described above.

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

In September 2009, EES entered into a non-exclusive agreement with an investment bank to assist EES in evaluating strategic transaction and financing alternatives.

On November 9, 2009, the Company’s 67% owned subsidiary, EES, received $7.5 million from an investor in exchange for a 19% equity interest in EES.  In addition, in October 2009, EES received $350,000 from the Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES. On November 9, 2009, the Chairman converted his note into a 1% equity interest in EES.  EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES. Following the transaction, the Company owns 52.6% of EES and will continue to be the managing member of EES.

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

Stock-Based Compensation

The Company follows the provisions of ASC 718-20-10 Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services.   Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options as they vest, whether held by employees or others.

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

Restructuring Reserve

The Company estimated the liability for restructuring reserve in accordance with ASC 420-10 – Exit or Disposal Cost Obligations.  As such, the Company has recorded a liability for the estimated fair value of future rentals due under a lease agreement for the Company’s New York office, which was closed in June 2009.

ECOSPHERE TECHNOLOGIES, INC.

RESULTS OF OPERATIONS

Comparison of the Quarter Ended September 30, 2009 to the Quarter Ended September 30, 2008

The Company’s net loss decreased $2,948,651 during the three months ended September 30, 2009 when compared to the three months ended September 30, 2008. The primary reasons for this increase was the adoption of ASC 815-40 in January 2009 which resulted in other income of $2.2 million for the three months ended September 30, 2009, due to the decrease in the fair value of the liability for derivative instruments, caused by the decrease in the market price of the Company’s common stock from $0.49 per share at June 30, 2009 to $0.43 per share at September 30, 2009. In addition, there was a decrease of $1.1 million in interest expense resulting from the conversion of debentures and notes payable, in the amounts of $735,000 and $2,505,000, into common stock  during the three months ended September 30, 2009.  Gross profit for the three months ended September 30, 2009 increased $125,641 as compared to the same period in the prior year as a result of higher service revenues.  Losses on conversion of amounts payable to common stock were $182,535 less than the prior year,  All of these positive developments were partially offset by an increase in selling general and administrative expense of $890,682.

Revenues

The Company generated revenue of $357,076 during the three months ended September 30, 2009 compared to revenue of $122,454 for the same period in 2008. The increase was the result of revenue generated from water processing services provided to an oil and gas exploration customer in Oklahoma. During the three months ended September 30, 2008, the Company had completed its first water filtration unit utilizing the Ozonix™ water filtration technology and was using it in a pilot program in Texas.  Future revenues are expected to increase as they will include revenue related to the Southwestern Energy contract which is anticipated to begin in November 2009.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 were $2,804,860 compared to $1,914,178 or the three months ended September 30, 2008. This increase resulted from an increase in non-cash compensation expense of $1,031,000 associated with restricted stock and option vesting during the period. In addition, depreciation expense increased $110,000 due to the Company deploying three operating units as compared to one unit in 2008.  These increases were partially offset by reductions in consulting fees of $55,000, travel expenses of $40,000, equipment rentals and shop supplies of $73,000, fuel costs of $28,000 and rent of $31,000.   Future operating expenses are expected to increase related to the operating expenses associated with the Southwestern Energy contract which is anticipated to begin in November 2009.

Loss From Operations

Loss from operations for the three months ended September 30, 2009 was $2,584,041 compared to a loss of $1,819,000 for the three months ended September 30, 2008. The increase in the loss from operations in 2009 versus 2008 was due to the increases in operating expenses identified above which were partially offset by gross profit earned in 2009.

Interest Expense

Interest expense was $655,645 and $1,740,534 for the three months ended September 30, 2009 and 2008, respectively. Of the 2009 amounts, approximately $390,421 related to the accretion of the discounts and debt issue costs related to the Company’s notes payable (non-cash), $110,000 related to debt discounts related to notes that were converted into common stock, $105,000 actual and accrued interest associated with the notes payable and  $50,937 related to the fair value of the liability for embedded conversion option derivative instruments related to new convertible notes issued during the three months ended September 30, 2009. Of the 2008 amounts, approximately $1,509,829 related to the accretion of the discounts related to the Company’s notes payable (non-cash), $217,732 actual and accrued interest associated with the notes payable.

ECOSPHERE TECHNOLOGIES, INC.

Loss on Conversion

Loss on conversion for the three months ended September 30, 2009 was $27,288 as compared to a loss of $209,823 for the three months ended September 30, 2008. In 2008, the Company converted a finder’s fee of $87,500 owed to its then Chairman and Co-CEO into 450,000 shares of common stock with a fair market value of $288,000 on the date of conversion, resulting in a loss on conversion of $200,500.  Losses on conversion in 2009 relate to the conversion of accrued interest into shares of common stock in connection with the conversion of the underlying debt.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments resulted in other income of approximately $2.2 million for the three months ended September 30, 2009. This change resulted from a decrease in the fair value of the liability for embedded conversion option derivative instruments of $687,285 and a decrease in the fair value of the liability for warrant derivative instruments of $1,486,302. These decreases in derivative liabilities were primarily caused by a decrease in the trading price of the Company’s common stock from $0.49 per share as of June 30, 2009 to $0.43 per share as of September 30, 2009.  This change from 2008 was caused by the Company’s adoption of ASC 815-40  in January 2009. (See Note 1 of the accompanying Unaudited Notes to Condensed Consolidated Financial Statements) Absent a significant change in the amount of warrant and embedded conversion option derivative instruments outstanding, future increases or decreases in the market price of the Company’s common stock will have a negative or positive impact, respectively, on the Company’s net income.

Preferred Stock Dividends

Preferred stock dividends were $30,000 for the three months ended September 30, 2009 and $34,937 for the three months ended September 30, 2008. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because a significant number of holders chose to convert their preferred stock into common stock.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest of consolidated subsidiary was $268,531 for the period from inception, July 16. 2009, through September 30, 2009.  This amount represents the proportionate share of the losses of Ecosphere Energy Services LLC for the period from inception, July 16. 2009, through September 30, 2009, which have been allocated to the noncontrolling equity members of the subsidiary.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere Technologies, Inc. was $854,874 for the three months ended September 30, 2009, compared to a net loss applicable to common stock of $3,803,525 for the three months ended September 30, 2008. Net loss per common share was $0.01 for the three months ended September 30, 2009 as compared to a net loss per common share of $0.05 for the three months ended September 30, 2008. The weighted average number of shares outstanding was 110,461,145 and 74,858,556 for the three months ended September 30, 2009 and 2008, respectively.

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

The Company’s net loss increased $7,650,287 during the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008.  The primary reasons for this increase was the adoption of ASC 815-40 in January 2009 which resulted in other expense of $3.6 million for the nine months ended September 30, 2009, related to the increase in the fair value of the liability for derivative instruments, caused by the increase in the market value of the Company’s common stock from $0.31 per share at December 31, 2008 to $0.43 per share at September 30, 2009. In addition there were increases in stock based compensation, interest expense, loss on conversion of interest into common stock and a restructuring charge related to the closing of our New York office.

ECOSPHERE TECHNOLOGIES, INC.

Revenues

Revenues were $705,385 for the nine months ended September 30, 2009 as compared to $123,474 for the nine months ended September 30, 2008. The increase was the result of revenue generated from water processing services provided to an oil and gas exploration customer in Oklahoma for nine months in 2009 versus revenue from a 45 day pilot project in 2008.  In 2008, prior to the pilot project, the Company was focused on the production of the initial water filtration unit utilizing the Ozonix™ water filtration technology which was completed in August 2008.   Future revenues are expected to increase as they will include revenue related to the Southwestern Energy contract which is anticipated to begin in November 2009.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 were $7,293,422 compared to $4,249,788 for the nine months ended September 30, 2008. This increase resulted from an increase in non-cash compensation expense of $2.2 million associated with restricted stock and option vesting during the period. In addition, salaries and employee benefits increased $533,000 due to additional staffing to operate our equipment in the field and staff our New York office.  The Company recorded a restructuring charge of $548,000 during the nine months ended September 30, 2009 for future rents due and employee severance costs related to a decision by our board of directors to close the New York office. Professional fees increased $216,000 for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 primarily due to legal costs associated with new service agreements and the transactions with Bledsoe Capital Group. Rents increased $47,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 primarily due to rent for the Company’s New York office in the first six months of 2009.  In addition, depreciation expense increased $198,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 due to the additions of two Ozonix water processing units and one EcosFrac Tank since September 30, 2008.  These expense increases were partially offset by decreases in consulting fees of $173,000.  Future operating expenses are expected to increase related to the operating expenses associated with the Southwestern Energy contract which is anticipated to begin in November 2009.

Loss From Operations

Loss from operations for the nine months ended September 30, 2009 was $7,527,133 compared to a loss of $4,153,590 for the nine months ended September 30, 2008. The increase in the loss from operations in 2009 versus 2008 was due to the increases in operating expenses identified above which were partially offset by additional gross profit earned in 2009.

Interest Expense

Interest expense was $4,656,787 and $4,108,378 for the nine months ended September 30, 2009 and 2008, respectively. Of the 2009 amounts, approximately $1,992,150 related to the accretion of the discounts and amortization of debt acquisition costs, related to the Company’s notes payable (non-cash), $446,000 actual and accrued interest associated with the notes payable, $638,000 related to the fair value of the liability for warrant derivative instruments related to new warrants issued during the nine months ended September 30, 2009, $1,167,000 related to the fair value of the liability for embedded conversion options related to new and extended secured convertible original issue discount notes issued during the nine months ended September 30, 2009 and $309,000 related to debt discount associated with debentures and convertible notes converted into common stock during the nine months ended September 30, 2009.  Of the 2008 amounts, approximately $2,016,000 related to the accretion of the discounts associated with warrants granted and conversion features included in the Company’s notes payable (non-cash) and $345,000 actual and accrued interest associated with the notes payable.

Loss on Conversion

Loss on conversion for the nine months ended September 30, 2009 was $716,538 as compared to $256,271 for the nine months ended September 30, 2008. The increase resulted from the payment of accrued interest on convertible notes and debentures in the aggregate amount of $343,353 at through the issuance of common stock with a total fair market value of $1,032,603 on the dates of conversion.

ECOSPHERE TECHNOLOGIES, INC.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments was an expense of $3.6 million for the nine months ended September 30, 2009. This change resulted from a net increase in the fair value of the liability for embedded conversion option derivative instruments of $1.8 million and an increase in the fair value of the liability for warrant derivative instruments of $1.8 million. These increases in derivative liabilities were primarily caused by an increase in the trading price of the Company’s common stock from $0.31 per share as of December 31, 2008 to $0.43 per share as of September 30, 2009. This change from 2008 was caused by the Company’s adoption of ASC 815-40  in January 2009. (See Note 1 of the accompanying Unaudited Notes to Condensed Consolidated Financial Statements). During the nine months ended September 30, 2009, convertible notes and debentures with an aggregate principal balance of approximately $3.2 million were converted into common stock. The net $1.8 million increase in the fair value of the liability for embedded conversion option derivative instruments during the nine months ended September 30, 2009 consisted of an increase of $9.8 million increase in the liability less a $6.9 million reduction in the liability as a result of the conversion of the convertible notes and debentures.   Absent significant change in the amount of warrant and embedded conversion option derivative instruments outstanding, future increases or decreases in the market price of the Company’s common stock will have a negative or positive impact, respectively, on the Company’s net income.

Preferred Stock Dividends

Preferred stock dividends were $90,000 for the nine months ended September 30, 2009 and $105,188 for the nine months ended September 30, 2008. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because a significant number of holders chose to convert their preferred stock into common stock.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest of consolidated subsidiary was $268,531 for the nine months ended September 30, 2009.  This amount represents the proportionate share of the losses of Ecosphere Energy Services LLC for  the nine months ended September 30, 2009 which have been allocated to the noncontrolling equity members of the subsidiary.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere Technologies, Inc. was $16,286,366 for the nine months ended September 30, 2009, compared to a net loss of $8,636,079 for the nine months ended September 30, 2008. Net loss per common share was $0.17 for the nine months ended September 30, 2009 as compared to a net loss per common share of $0.12 for the nine months ended September 30, 2008. The weighted average number of shares outstanding was 96,419,567 and 69,605,413 for the nine months ended September 30, 2009 and 2008, respectively. The primary cause of the increase in net loss applicable to common stock is the increase in interest expense partially offset by a decrease in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,062,050 for the nine months ended September 30, 2009, compared to $2,924,035 for the nine months ended September 30, 2008. This decrease in cash used relates to the significantly higher non-cash expenses during the nine months ended September 30, 2009. The net loss of $16.2 million was offset by non-cash expenses of $9.0 million, plus an increase in the fair value of the liability for derivative instruments of $3.6 million, an increase in accounts payable and accrued liabilities of $2.7 million, an increase in the restructuring reserve of $261,000, an increase in deferred revenue of $200,000 and  a decrease in accounts receivable of $124,000  which were partially offset by a an increase in vendor deposits of $463,000 and income allocation to the noncontrolling interest of our consolidated subsidiary of $268,531.

The Company's net cash used in investing activities was $3,353,332 for the nine months ended September 30, 2009 compared to net cash used by investing activities of $1,061,960 for the nine months ended September 30, 2008. In 2009 the Company has invested $3.0 million in equipment components to build 24 EF 600 EcosFrac units.  The units will be used to process water to be used in fracturing natural gas wells in the Arkansas under a minimum two year agreement. In addition, the Company invested approximately $300,000  in equipment components

ECOSPHERE TECHNOLOGIES, INC.

associated with the building of the first EB 600 unit, the second generation Ozonix™ unit for processing frac flowback water. In 2008, the Company invested in equipment components of $426,416 for the building the second Ozonix™ unit and capitalized  the cost of building the first unit, $885,544. These expenditures in 2008 were partially offset by proceeds of $250,000 from the Company’s sale of its 5% investment in Chariot Robotics, LLC in January 2008.

The Company’s net cash provided by financing activities was $4,005,488 for the nine months ended September 30, 2009 compared to net cash provided by financing activities of $4,043,077 for the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the Company received $575,000 in exchange for warrants and new secured convertible notes, $45,500 for a new original issue discount note, $80,000 from related parties and $75,938 from the exercise of warrants.  In addition, the Company’s 67% owned subsidiary  received $2.5 million in cash and $1.0 in the form of  debt forgiveness in exchange for a 33% equity interest in the Company’s new subsidiary, EES. These receipts were partially offset by repayments of $212,664, $30,000 and $28,286 for notes payable and insurance financings, related party debt and capital leases, respectively. In 2008 the proceeds resulted from the issuance of new convertible notes of $3,294,790, proceeds from the issuance of convertible notes with related parties of $1,021,856 and  proceeds from the exercise of warrants of $166,800 which were partially offset by repayments of notes due to related parties, notes and insurance financings and capital leases of  $241,080, $173,618 and $25,671, respectively.

On November 9, 2009, the Company’s 67% owned subsidiary, EES, received $7.5 million from an investor in exchange for a 19% equity interest in EES.  In addition, in October 2009, EES received $350,000 from the Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES. On November 9, 2009, the Chairman converted his note into a 1% equity interest in EES.  EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES. Following the transaction, the Company owns 52.6% of EES and will continue to be the managing member of EES.  These investments will enable EES to pay for the 24 EcosFrac units the Company is currently manufacturing for EES and will provide working capital for EES.  The Ecos Frac units will begin generating revenue to EES and the Company in November 2009.

Of the $7.5 million amount received by EES, the proceeds are anticipated to be used for the following:

Proceeds	$7,500,000
Additional payments to the Company for equipment	(5,275,000)
Amount escrowed for debt service of the Company	(425,000)
2009 EES debt service	(100,500)
Amount available for working capital	$1,699,500

The amount paid to the Company for equipment will reimburse the Company for the costs incurred to build the 24 EcosFrac Units which are being deployed in the Fayetteville shale, plus one EB600 Ozonix water processing unit, delivered to EES in October that is being deployed on various pilot projects.   Based upon the contractual minimum revenue of the Southwestern Energy contract, the 24 EcosFrac units are anticipated to begin generating monthly revenue sufficient to produce positive cash flow to EES in early 2010.   The Company will receive a monthly management fee from EES for the cost of management and overhead related to the manufacturing facility.

It is anticipated that the combination of the management fee and distributions from EES plus the reimbursement of costs to build additional equipment for EES, will be sufficient to support the working capital needs of the Company.  The Company has approximately $2.4 million of secured convertible original issue discount notes with varying maturities over the next 11 months.  These notes are all convertible at $0.36 per share.  If the holders of these notes do not elect to convert their debt into common stock of the Company or are not agreeable to extend the terms of their notes, or if EES does not place orders with the Company to build additional equipment, the Company may be required to seek additional equity or debt financing.   If this occurs, there can be no assurances that the Company’s present cash flow will be sufficient to meet current and future obligations.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern. There are no assurances that the Company will be able to achieve and sustain profitable operations or continue as a going concern.

ECOSPHERE TECHNOLOGIES, INC.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 12 to the Condensed Consolidated Financial Statements (Unaudited).

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $42,794 for the nine months ended September 30, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Codification

(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, will provide reference to the  new guidance only.

As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, will provide reference to the  new guidance only.

Subsequent Events

(Included in Accounting Standards Codification (“ASC”) 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS No. 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. SFAS No. 165 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s financial statements. The Company evaluated for subsequent events through the issuance date of the Company’s financial statements. No recognized or non-recognized subsequent events were noted.

Determination of the Useful Life of Intangible Assets

(Included in ASC 350 “Intangibles — Goodwill and Other”, previously FSP SFAS No. 142-3 “Determination of the Useful Lives of Intangible Assets”)

ECOSPHERE TECHNOLOGIES, INC.

FSP SFAS No. 142-3 amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previously issued goodwill and intangible assets topics. This change was intended to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under topics related to business combinations and other GAAP. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. FSP SFAS No. 142-3 became effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP SFAS No. 142-3 did not impact the Company’s financial statements.

Noncontrolling Interests

(Included in ASC 810 “Consolidation”, previously SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51”)

SFAS No. 160 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented SFAS No. 160 at the start of fiscal 2009. Any excess or shortfall for buyouts of noncontrolling interests is recognized as an adjustment to additional paid-in capital in stockholders’ equity. Any shortfall resulting from the early buyout of noncontrolling interests will continue to be recognized as a benefit in partner investment expense up to the initial amount recognized at the time of buy-in. Additionally, operating losses can be allocated to noncontrolling interests even when such allocation results in a deficit balance (i.e. book value can go negative).

The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net income under the heading “net income attributable to noncontrolling interests.” The adoption of SFAS No. 160 did not have any other material impact on the Company’s financial statements.

Consolidation of Variable Interest Entities — Amended

(To be included in ASC 810 “Consolidation”, SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)”)

SFAS No. 167 amends FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS No. 167 is effective for the first annual reporting period beginning after November 15, 2009, with earlier adoption prohibited. The Company will adopt SFAS No. 167 in fiscal 2010 and does not anticipate any material impact on the Company’s financial statements.

Forward Looking Statements

The statements in this report relating to the Southwestern Energy Agreement and Newfield’s using the Company’s Ozonix system, future revenues increasing, future positive cash flow, receipt of management fees by the Company, future liquidity, future operating expenses related to the Southwestern Energy Agreement, and the use of the $7.5 million of proceeds are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include, but are not limited to, successful operation of the EES units in the field, the future price of natural gas, future legislation, and the future condition of the capital and credit markets and  For more information regarding

ECOSPHERE TECHNOLOGIES, INC.

some of the ongoing risks and uncertainties of our business, see the Risk Factors contained in our Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls Over Financial Reporting

During the three months ended September 30, 2009, the Company made no changes in the control procedures related to financial reporting.

ECOSPHERE TECHNOLOGIES, INC.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

Not Applicable

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holders	July 1, 2009 through September 14, 2009	126,445 five-year warrants exercisable at $0.25 per share	In consideration for the extension of notes
Note Holder	July 2, 2009	41,667	Conversion of note at $0.36 per share
Holders of Convertible Debentures	July 7, 2009 through September 23, 2009	2,400,000	Partial conversion of convertible debentures
Holders of Convertible Debentures	July 7, 2009 through September 23, 2009	27,375	In lieu of paying cash interest on convertible debentures
Warrant Holder	July 8, 2009	112,500	Exercise of warrants at $0.10 per share
Note Holders	July 9 through September 14, 2009	126,445 five-year warrants exercisable at $0.25 per share	In consideration for the extension of notes
Note Holders	July 10, 2009 through August 27, 2009	2,733,334	Conversion of notes at $0.15 per share
Note Holders	July 10, 2009 through August 27, 2009	492,000	In lieu of paying cash on convertible promissory notes
Lender	August 17, 2009	675,676	In consideration for loan advance
Lenders	August 25, 2009 and September 14, 2009	$277,778 in convertible notes convertible at $0.36 per share and 250,000 five-year warrants exercisable at $0.25 per share	Loans
Finder	August 28, 2009	200,000	2008 Finder’s fee

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

None

ECOSPHERE TECHNOLOGIES, INC.

Item 5.

Other Information.

None

Item 6.

Exhibits.

No.	Description	Incorporated By Reference	Exhibit #

3.1	Certificate of Incorporation	Form 10-QSB filed on December 11, 2006	3.1
3.2	Certificate of Amendment	Form 10-K filed on March 25, 2009	3.2
3.3	Certificate of Correction	Form 10-K filed on March 25, 2009	3.3
3.4	Bylaws	Form 10-QSB filed on December 11, 2006	3.3
3.5	Amendment to Bylaws	Form 10-K filed on March 25, 2009	3.3
4.1	Form of Warrant	Form 10-Q filed on August 14, 2009	4.1
10.1	Goldfarb Secured Line of Credit Agreement dated February 25, 2009*	Filed with this report
10.2	Secured Convertible Note dated February 25, 2009	Filed with this report
10.3	Bledsoe Credit Agreement dated April 14, 2009	Form 10-Q filed on August 14, 2009	10.3
10.4	Amended and Restated Limited Liability Company Agreement of Ecosphere Energy Services, LLC dated July 14, 2009*	Filed with this report
10.5	Amended and Restated Credit Agreement dated July 15, 2009*	Filed with this report
10.6	Contribution Agreement dated July 15, 2009*	Filed with this report
31.1	Certification of Principal Executive Officer (Section 302)	Filed with this report
31.2	Certification of Principal Financial Officer (Section 302)	Filed with this report
32.1	Certification of Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer (Section 906)	Furnished with this report

*The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

(i)

the representations and warranties contained in any agreements filed with this report were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts;

(ii)

the agreement may have different standards of materiality than standards of materiality under applicable securities laws;

(iii)

the representations are qualified by a confidential disclosure schedule that contains nonpublic information that is not material under applicable securities laws;

(iv)

facts may have changed since the date of the agreements; and

(v)

only parties to the agreements and specified third-party beneficiaries have a right to enforce the agreements.

ECOSPHERE TECHNOLOGIES, INC.

Notwithstanding the above, any information contained in a schedule that would cause a reasonable investor (or that a reasonable investor would consider important in making a decision) to buy or sell our common stock has been included. We have been further advised by our counsel that in all instances the standard of materiality under the federal securities laws will determine whether or not information has been omitted; in other words, any information that is not material under the federal securities laws may be omitted. Furthermore, information which may have a different standard of materiality will nonetheless be disclosed if material under the federal securities laws.

ECOSPHERE TECHNOLOGIES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

November 12, 2009	/s/ DENNIS MCGUIRE
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

November 12, 2009	/s/ ADRIAN GOLDFARB
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)