Form 10-K
period 2009-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2010-03-31
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-25663

Ecosphere Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3502861
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida	34997
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (772) 287-4846

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☑

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was approximately $45,600,000.

The number of shares outstanding of the registrant’s common stock, as of March 29, 2010,  was 123,708,277.

PART I

ITEM 1.  BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a diversified engineering, technology development and manufacturing company dedicated to identifying, creating, building and marketing innovative technology solutions that provide for responsible, sustainable stewardship of the world’s natural resources.  Companies that use our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprint. Ecosphere's business model has been to invent, develop, license and sell green technologies to creative companies willing to respond to changing industry requirements.

Presently, the Company is using its patented Ecosphere Ozonix® technology to assist gas and oil companies:

●	in treating water used to fracture natural gas wells in an environmentally friendly manner;
●	in eliminating the use of chemicals to treat bacteria and reduce scaling in the fracturing process;
●	in eliminating the need to dispose of contaminated water which flows back after fracturing wells, which reduces environmental regulatory issues; and
●	improving the efficiency and productivity of natural gas wells.

Ecosphere is the first company in the world that provides energy exploration companies with an onsite, chemically free method to kill bacteria and reduce scaling during fracturing and flowback operations.

To drill for natural gas in unconventional shale plays, a well must be hydraulically fractured or “fraced” to stimulate the flow of natural gas from the reservoir.  An energy company will use between 3,000,000 and 5,000,000 gallons of clean water for each well that they frac.  Hydraulic fracturing is used to create additional permeability in a producing formation to allow gas to flow more easily to the wellbore.  In order to produce natural gas from shale, the wells must be injected with large volumes of clean water, frac sand, and frac fluids, to drive the gas to the surface.  The conventional method of creating frac fluid was to treat pond water with chemicals and additives, such as biocides and scale inhibitors which eliminate aerobic and anaerobic bacteria from the pond water.  The chemicals, besides being expensive, create problems down the wellbore including scaling and corrosion which reduce well productivity.

Once the frac flowback and produced water resurfaces, operators are forced to deal with the wastewater.  This wastewater is typically contaminated with salts, heavy metals and hydrocarbons.  The conventional methods of handling the frac flowback were to dispose of the water either with deep hole injection wells or in evaporation ponds.  These methods require extensive trucking of the water which is expensive and wasteful.  Many of the leading drilling companies are turning to recycling their frac flowback and produced waters in order to reduce water consumption, control their costs for clean water, and reduce their environmental impact. The Ecosphere Ozonix® technology is the right solution and is positioned to meet the growing demand.

The Scope of the Ecosphere Ozonix® Process

        Beyond the oil and gas drilling business, the patented Ecosphere Ozonix® technology provides solutions for treating wastewater in the energy business and in many other industries as illustrated below:

Ecosphere Ozonix® and the Oil and Gas Industry

The Company’s patented Ecosphere Ozonix® process is designed to treat frac flowback and produced waters with highly concentrated ozone, electro precipitation, and ultrasonic transducers.  The Ecosphere Ozonix® technology combines ozone, hydrodynamic cavitation, acoustic cavitation, and electro-chemical decomposition in a reaction vessel to cost-effectively treat contaminated water without adding chemicals.  Since late 2007, we have tested our Ecosphere Ozonix® process on a variety of industrial wastewaters.  Ecosphere’s initial use of this technology is to create a “closed loop” system providing a chemical-free total water management solution to exploration and production companies drilling for natural gas in unconventional shale plays.

EcosFrac™ and EcosBrine™

Our EcosFrac™ and EcosBrine™ systems use hydrodynamic and acoustic cavitations to create nano-sized bubbles that create hydroxyl radicals to oxidize organics and heavy metals in industrial wastewaters.  The process results in the creation of EcosBrine™ fracturing fluid.  EcosBrine™ is a clean high chloride floatback water that is blended at the frac site with surface water.  The EcosBrine™ frac fluid has a negative scaling index that does not allow bacteria to re-grow and helps to keep micro pores open, which increases gas production.  When the EcosBrine™ is added to pond, flowback or produced water, it creates a very effective fracturing solution.  The EcosBrine™ frac fluid can be reused on the front end of the frac site (mixed with the chemical free frac liquid and friction reducers) to create completions fluid going down hole.

Our EcosFrac™ units are housed in conventional trailers so they can be moved from wellsite to wellsite as needed by drillers.  We continue to refine our technology in order to reduce the footprint and improve efficiency at lower costs.

We have created the EcosFrac™, a chemical free method to destroy aerobic and anaerobic bacteria (which create scaling and corrosion) at the frac site, which works in the following way:

●
Surface water (and EcosBrine™ water if the energy company uses it) is put through an EcosFrac™ tank, undergoing a chemical free process whereby divalent cations as well as aerobic and anaerobic bacteria are removed.

●
The completions solution, which is chemical free, is then pumped through the pumper trucks and into the well head.  This eliminates the need to purchase expensive and environmentally unfriendly biocides and scale inhibitors to mix with completions fluid.

Our EcosFrac™ technology is currently operating in the Fayetteville Shale under a long-term agreement with Southwestern Energy Production Company (“Southwestern Energy”).

Our EcosBrine™ units treat frac flowback water at the wellsite.  The resulting brine, which is saltwater without chemicals and sediment, can be used by mixing it with surface water in the fracturing process or it can be stored in a surface pond.  Using our EcosBrine™ technology eliminates the cost and environmental problems in storing, transporting and disposing of flowback water.  Newfield Exploration Co. ("Newfield") is currently using our EcosBrine™ technology in the Woodford Shale in Oklahoma.

Our customers can save hundreds of thousands of dollars on chemicals per hydraulic fracture.  In addition to the cost savings, this fracture solution significantly enhances well productivity.  This has helped us turn a waste product into a valuable asset.

Ecosphere Energy Services, LLC

Ecosphere has issued an exclusive worldwide license, solely for the energy field of use for the Ecosphere Ozonix® technology, to Ecosphere Energy Services, LLC, or EES, a majority-owned subsidiary. EES is currently providing onsite water processing services to oil and gas companies in various states including Arkansas and  Oklahoma.  EES has signed long-term agreements with two natural gas production companies: Southwestern Energy and Newfield .  Also EES has performed paid pilot programs for BP American Production Company ("BP") and will soon perform pilots with a Newfield/Cabot joint venture and Petrohawk.

Ecosphere is the managing member of EES and Ecosphere officers and employees devote the bulk of their time to the EES business.  The only exceptions are public company reporting, investor relations and manufacturing.  Ecosphere retained all manufacturing rights with respect to the Ecosphere Ozonix® technology.  All EES employees are supervised by Ecosphere as the managing member, although EES has its own senior management team.

We manufactured and began testing the prototype of the EcosFrac™ tank in the first quarter of 2009.  In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern Energy and received a work order under this agreement for the deployment of EcosFrac™ tanks to pre-treat water used to fracture natural gas wells in the Fayetteville Shale.  Under the work order, EES is providing the services for a minimum two-year period with three one-year extension options.  In addition, the work order includes the option to purchase the EcosFrac™ units at preset prices based upon the date the option is exercised, plus an ongoing license fee for each barrel of water processed thereafter.  The Company delivered the Ecos Frac™ units in November, and December 2009 and January 2010.  This Agreement and the work order demonstrate that the EcosFrac™ tank will be an important part of our product line to service the oil and gas industry.

The patented Ecosphere Ozonix® technology process is an advanced oxidation process that we have developed to treat industrial wastewater. Since late 2007, we have tested the Ecosphere Ozonix® process on a variety of industrial wastewaters. We feel one of the most promising applications for our technology is in the natural gas exploration business to help the energy companies recycle frac flowback and produced waters.  In June 2009, the Company entered into a Master Service Agreement with BP to provide environmental water recycling services.  In August 2009, the Company received two work orders from BP for pilot projects in Wyoming and one work order for a pilot in Oklahoma.

Ecosphere developed the Ecosphere Ozonix® technology in the second half of 2007 and began testing it in late 2007 and early 2008 in the Barnett Shale area of North Texas.  From the testing, the Company learned that the Ecosphere Ozonix® technology is able to efficiently and in a cost effective manner, remove hydrocarbons and heavy metals from frac flowback water and can, as part of a pre or post treatment process, provide a solution to the disposal of this wastewater by cleaning it and permitting it to be reused in the drilling process.

In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield to build and operate a water recycling plant utilizing the Ecosphere Ozonix® technology water treatment system for two years.  The permit allows Newfield to process frac flowback water into freshwater and brine utilizing the Ecosphere Ozonix® technology system and to release the treated flowback onto the ground.

In April 2010, we expect to begin four paid pilots for other major energy exploration companies.

Water and Energy

The two most important resources for the world are water and energy.  Water and energy are two highly interconnected sectors: energy is needed throughout the water system, to supply water to its various users.  Water is also essential to producing energy.  At present, water cools electric power plants, flows through the turbines at hydroelectric dams, irrigates crops used to produce biofuels, and is pumped underground to crack open rock formations and force oil and gas to producing wells.  The role of water in the energy sector is increasingly critical as many future sources of fossil fuels, including oil sands and unconventional natural gas, are water intensive to produce.  Other energy sources that may be useful for combating climate change, such as carbon capture and storage, biofuels, and nuclear power, also require large volumes of water.  It is estimated that agriculture uses 70% of all freshwater withdrawals and energy uses only 8% of freshwater withdrawals.  However, growing populations and growing demand from other industries will likely squeeze energy’s already thin share of water, especially in those parts of the world experiencing water scarcity.  When constraints on water resources are coupled with pressures to reduce greenhouse gas emissions, the challenges for new energy projects grow exponentially.  Therefore, there is a burgeoning demand for finding and implementing solutions that reduce water use and increase water recycling.

In March 2010, the United Nations released a report that called for turning unsanitary wastewater into an environmentally safe economic resource.  According to the report, 90% of wastewater discharged daily in developing countries is untreated contributing to the deaths of 2.2 million people a year, but with the proper management this wastewater can be an essential resource for supporting livelihoods.   The report also points to the abundant Green Economy opportunities for turning a mounting challenge into an opportunity with multiple benefits and noted that a solution may involve water recycling systems.

Growth in Unconventional Gas (Shale Plays)

Until recently, unconventional sources accounted for a small portion of gas production in the U.S.  The term unconventional gas is used to describe deposits of natural gas found in relatively impermeable rock formations.  Over the past decade, while U.S. conventional production was declining, technological advances were reducing the cost of extracting unconventional gas, especially shale gas.  According to a Wall Street Journal article “The Unconventional Gas Revolution”, the result was an unconventional gas boom and a surge in U.S. production, particularly from shales, beginning in 2007.  On a global basis, unconventional gas represents a potentially recoverable resource equal to or even exceeding the conventional gas reserves in the world.

Our Strategy

We currently operate in the Fayetteville Shale and the Woodfield Shale.  Our short-term plan is to expand our geographic reach from our existing operations and begin operations in the other five major shales in North America, the Haynesville Shale, the Barnett Shale, the Horn River Shale, the Marcellus Shale and the Montney Shale.  Offshore drilling has accounted for approximately one-quarter of total U.S. natural gas production over the past two decades and almost 30% of total U.S. oil production in recent years.  We are currently building a unit that utilizes the  Ecosphere Ozonix® technology to treat flowback water from offshore drilling.  We expect EES will enter this field in 2010.

Our Markets

Our potential markets include all major shale plays in the U.S.  Currently, our technology is being utilized in the following shale plays: (i) the Fayetteville Shale in Arkansas,  and (ii) the Woodford Shale in Southern Oklahoma.  Southwestern Energy is the largest gas producer in the Fayetteville Shale.  Currently, we are operating EcosFrac™ units in the Fayetteville Shale and an EcsoBrine™ unit in the Woodford Shale and expect to use an additional EcosBrine™ unit in a pilot program in the Marcellus Shale.

Water costs per well

Based on industry estimates, gas drillers spend approximately $224,000 buying, transporting (from water source and to disposal pond), and storing water for a frac and spend $500,000 moving water around a frac.  This does not include the cost of chemicals-$120,000.  In total, a gas driller spends between $5-$7 million to drill and complete a well.  Therefore, approximately 10% of the well costs are water-related and we are focused on reducing these costs.

The Ecosphere Ozonix® process reduces well completion costs by recycling 25,000 barrels of water per well.  It reduces the use of trucks to transport water from the well site and reduces the use of injection wells.  As a result, the carbon footprint is reduced.

Favorable Environment

There is a large “green” movement in the U.S. for identifying, developing and using cleaner and more eco-friendly sources of energy.  President Barack Obama’s stated objective is to transform the entire U.S. economy onto a greener path.  He links energy and climate change to national security, citing the nation’s dependence on fossil fuels, and foreign oil imports in particular, as a dangerous and urgent threat. President Obama has said that energy is a high priority for his administration.  With respect to the clean energy, President Obama stated his intention is to provide an additional $1 billion per year to help manufacturers re-tool to adopt clean technologies and make clean technology products. The Ecosphere Ozonix® process reduces well completion costs by recycling flowback water. It reduces the use of trucks to transport water from the well site and reduces the use of injection wells. As a result, the carbon footprint is reduced.

According to Ross Smith Energy, if President Obama succeeds in implementing the energy policy he espoused during the election campaign, the winners look to be renewable energy, energy efficiency technology, natural gas and plug-in hybrid vehicles.  On December 7, 2009, the U.S. Patent and Trademark Office announced its pilot program to expedite the examination of patent applications directed to certain green technology inventions.  Secretary of Commerce Gary Locke indicated that the pilot program was limited to the first 3,000 of the “most promising inventions.”  In March 2010, Ecosphere was provided with Notice of Allowance for two of its patent applications under this pilot program.  The patents are directed to the Ecosphere Ozonix® processes.

Competition

We have been unable to identify any other company in the world that, at the wellsite, can provide exploration and production companies with clean, bacteria-free frac fluid at high volume without the use of chemicals.  Because most drilling companies are using chemicals in their completions solutions, Ecosphere’s primary competitors/substitutes (on the front end) are the major chemical companies that manufacture and sell the chemicals to the drillers going down hole, such as Nalco (a division of Dow Chemical) and Champion.

The energy companies use a myriad of different approaches to dealing with frac flowback waters.  The primary method of dealing with these waters throughout the U.S. is hauling them to permitted underground injection sites.  In some cases vapor distillation technology is being used to treat frac flowback and produced waters at a disposal facility.  We treat the frac flowback and produced waters at the wellsite.  We believe our Ecosphere Ozonix® technology is a more cost effective alternative that energy companies will prefer due to our pricing structure and the mobility of our solution.

Because of environmental concerns about the use of chemicals, large oil and gas service companies are seeking solutions. Bloomberg recently reported that the two largest oilfield contractors are each testing new chemical free technologies. The same article quoted an executive of Southwestern Energy referring to its testing of our Ecosphere Ozonix® technology.

Our competitive advantages include cost and the ability to recycle much higher volumes of wastewater.  The footprint of the Ecosphere Ozonix® mobile water treatment units is considerably smaller than a systam a competitor uses to treat the same volumes of frac flowback waters.  Unlike our competitor's process, the Ecosphere Ozonix® process does not need a particular water temperature or pH level, with expansion capability to receive continuous water flow for treatment at high volume.  Our process provides an enhanced stream of clean water at the site.  Our competitors, including chemical companies, however, have substantially greater financial, management, engineering, technical, sales, and marketing resources than we currently have.

Manufacturing

We manufacture and assemble our EcosFrac™ and EcosBrine™ units at our headquarters in Stuart, Florida using a network of selected original equipment manufacturers to supply us some components.We manufacture the critical and proprietary components of the Ecosphere Ozonix® process in-house. Our engineering staff continues to improve our products at this manufacturing facility.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts.  Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs to bring customers to our website to learn about our technologies.  We have developed a marketing and communications strategy with our website design team to place our company information and ads on various oil and gas industry websites. Additionally, EES has its own president and chief operating officer who play an important role in sales and marketing.

Government Regulation and Environmental Laws

In 2004, Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or the SDWA.  Recently, proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing.  Both the United States House of Representatives and Senate are considering the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, and a number of states are looking to more closely regulate hydraulic fracturing.  The FRAC Act would require companies to gain approval from the U.S. Environmental Protection Agency (“EPA”) before using hydraulic fracturing to enhance production of oil and natural gas wells.  The bill would also require companies to make public the chemicals they use in fracturing.  In all, 48 House members have signed on as co-sponsors of the FRAC Act.  It is unclear how much support the proposal will get in Congress or the White House. In March 2010, the EPA announced it was studying the effects of fracturing on water supplies and the environment.

We believe that governmental regulations that regulate hydraulic fracturing will benefit Ecosphere and lead companies to use our environmental friendly and cost-effective technologies.  If the exemption for hydraulic fracturing is removed from the SDWA, or if the FRAC Act or other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a positive and significant impact on our financial condition and results of operations. On the other hand, if drilling is materially reduced, it would have a material adverse effect on the Company's operations.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the Clean Air Act.  The EPA has proposed two sets of regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and these regulations, if finalized, could lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources.  In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.

Congress has been considering various bills that would establish an economy-wide cap-and-trade program to reduce U.S. emissions of greenhouse gases, including carbon dioxide and methane.  Such a program, if enacted, could require phased reductions in greenhouse gas emissions.

Enactment of EPA Regulations and new cap-and-trade legislation could increase costs of energy companies and result in reduced demand for natural gas and oil as prices rise.  Additionally, oil and gas drillers may face difficulties in expanding their drilling operations.  Because EES’ Ozonix® technology is being used by gas drillers in unconventional sources such as shale plays, the drilling operations produce much more hydrocarbons than production from conventional sources.  On the other hand, future EPA Regulations or future legislation may encourage the use of natural gas, which is much cleaner than oil.  This in turn would encourage natural gas production, which may increase the need for EES’ services and technology.

Other  Ecosphere Ozonix® Technology Applications

We intend to market the Ecosphere Ozonix® technology wherever there are large streams of industrial wastewater that need innovative solutions to clean, recycle or completely eliminate the wastewater.  To date, Ecosphere is focused on hydraulic fracing as part of the onshore natural gas drilling process.  Our potential markets include all industries around the world that use chemicals to treat water.  We are focused on developing strategic partnerships to deploy our technology in a wide variety of global industrial and municipal wastewater applications.  The Ecosphere Ozonix® technology has a broad spectrum of applications in a multitude of industry segments.  There is an inherent “uniqueness” of the Ecosphere Ozonix® technology when compared to traditional technologies that it either replaces or is combined with to offer improved operational efficiencies and cost savings.  In addition to our current onshore and planned offshore gas and oil operations, the following offers a very broad overview of some segments of industries where thousands of potential clients exist.  These primary applications include, but are not limited to:

●	Beyond oil and gas drilling, our patented technology has applications in other parts of the energy business including conventional and nuclear power plants and coal mining operations.
●
Mining Minerals – Water-pollution problems caused by mining include acid mine drainage, metal contamination and increased sediment levels in streams.  The EPA estimates that there are more than 600,000 mines, most of which are abandoned, have polluted over 180,000 acres of reservoirs and lakes, and 12,000 miles of streams.  Without remediation and reclamation of these mines, they will continue to discharge toxic metals in water and sediment.

●
Municipal Wastewater – Wastewater discharged into municipal wastewater systems travels to local wastewater treatment plants where it is treated before being discharged into the environment.  According to the U.S. Census, in 2000, there were 15,591 wastewater treatment facilities in the U.S. with a total capacity of 42.225 billion gallons per day.

●	Commercial Wastewater – Diminishing quality water supplies, increasing water purchase costs and strict environmental standards are forcing industries to target increased water-efficiency and reuse.
●
Agricultural Wastewater – As reported by the EPA, agriculture nonpoint source pollution is the leading source of water quality impacts on surveyed rivers and lakes as surveyed in the 2000 National Water Quality Inventory provided to Congress.  Agriculture is a highly intensified industry in many parts of the world, producing a range of wastewaters including sediment and nutrient runoffs, pesticides and animal wastes requiring a variety of treatment technologies.  The disposal of many of these wastes can pose serious health problems.

Other Technologies

The Company has successfully demonstrated the ability to develop and monetize its technologies.  In 2007, the Company sold its ship stripping technology, resulting in a net gain on sale of intellectual property and related assets of approximately $5.3 million.

In addition to the  Ecosphere Ozonix® technology, the Company presently owns several other technologies that are completed and available for global marketing.  Among these technologies is our clean tech Ecos LifeLink.  We completed the design and engineering for our clean tech mobile micro-utility system in late 2006 and expect to construct a prototype as resources become available.  This new clean tech Ecos LifeLink™ unit will provide power, telecommunications and clean water in remote regions of the world without using any fossil fuel.

Research and Development

We have spent $97,389 and $1,090 on research and development in 2009 and 2008, respectively.

Employees

As of March 26, 2009, we had 63 total employees of which, 2 were part time.  This includes 27 EES employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

Corporate History

We were formed as a Florida corporation in 1998.  In 2006, we reincorporated in Delaware.

Intellectual Property

In addition to the two new green tech patents used in gas and oil drilling, Ecosphere holds an extensive patent portfolio of clean technologies.  Our two new patents were filed as patent applications in December 2009 and we received notice of allowance of the patents on March 16, 2010.  This accelerated process occurred as part of the Obama Administration’s Green Technology Fast Track program that began December 1, 2009.  Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets.  Our material intellectual property was invented by our founder and Chief Executive Officer, Mr. Dennis McGuire, and assigned to us.  Our Senior Vice President of Engineering, Mr. Sanjeev Jahkete, was the co-inventor with Mr. McGuire of our two new green tech patents.  We believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology.

●	U.S. Patent (awaiting assignment of patent number) - The Ecosphere Ozonix® process for enhanced water treatment for reclamation of waste fluids.

●	U.S. Patent (awaiting assignment of patent number) - The Ecos Frac™ tank, real-time processing of water for hydraulic fracture treatments using a transportable frac tank.

The following is a list of the Company’s existing intellectual property estate:

●	U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.

●	U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.

●
U .S. Patent 7,100,844 – High Impact Waterjet Nozzle is constructed to infuse fluid into a high velocity stream of liquid passing through a nozzle to create a bubble rich waterjet that causes the bubbles to implode when the waterjet strikes the surface amplifying the impact of the water – dated September 5, 2006.

●	U.S. Patent Pending - Mobile Emergency Water Filtration System for Homeland Security and other applications.

●
U.S. Patent Pending - Business Model to provide response and training to public and private suppliers of water resources in the event of an act of terrorism or a natural disaster that contaminates a water supply.

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.  To see our principal risk factors see Item 7.  “Managements Discussions and Analysis or Financial Condition and Results of Operations”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Ecosphere leases three buildings in Stuart, Florida comprising an aggregate of 15,700 square feet of space.  Our aggregate monthly rent is $13,354.  One building houses the corporate offices, and the second building provides warehouse, manufacturing and testing space and the third adjacent building provides additional warehouse space.  The lease on the corporate office expires on September 30, 2010, and the lease on the warehouse and manufacturing building expires on August 31, 2011.  If we do not renew these leases we believe there is an abundance of office and manufacturing space available in the Stuart, Florida area.

EES leases a building in Conway, Arkansas, comprising approximately 7,500 square feet of space which comprises our administrative offices and equipment maintenance facility for our operations in Arkansas.  The aggregate monthly rent is $4,200.  The lease on the building expires on October 31, 2012.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we are involved in litigation in the ordinary course of business.  We are not presently a party to any material litigation.

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board under the symbol “ESPH”.  The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  We have approximately 1,437 holders of record of our common stock.

		Bid Prices
Year	Quarter Ended	High	Low
		($)	($)
2009	March 31	0.35	0.14
	June 30	0.52	0.13
	September 30	0.52	0.31
	December 31	0.49	0.33

2008	March 31	0.25	0.10
	June 30	0.62	0.11
	September 30	0.78	0.36
	December 31	0.68	0.26

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  Our Board of Directors, or Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, in reliance upon the exemption provided in Section 4(2) and Rule 506 thereunder as described below.  Unless stated, all securities are shares of common stock.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Holder of Convertible Debentures	October 8, 2009	629,554	Conversion of convertible debenture
Holder of Convertible Debentures	October 8, 2009	944	In lieu of cash interest
Debt holder	October 16, 2009	20,000	Extension of debt
Debt holder	October 16, 2009	7,500	Satisfaction of debt
Warrant Holder	October 26, 2009	112,500 five-year warrants exercisable at $0.25 per share	In connection with a new convertible note
Series B holder	November 23, 2009	16,700	Conversion of Series B Preferred Stock
Consultants	December 22, 2009	100,000 five-year warrants exercisable at $0.43 per share	Consulting services
Employee	December 22, 2009	50,000 five-year stock options exercisable at $0.43 per share	Service as employee

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable for smaller reporting companies.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors” which are located at the end of this Item 7.

Company Overview

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary. EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The commercial viability of this technology is demonstrated by the multi-year Agreements the Company has been able to secure.  These Agreements proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a wellsite.

2009 Highlights

2009 was a transformational year for the Company as it developed and commercialized its Ecosphere Ozonix® technology.  Highlights include:

●
In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield to build and operate a water recycling plant utilizing the Ecosphere Ozonix® water treatment system to treat frac flowback water for two years.

●
In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern Energy and received a work order for the deployment of EcosFrac™ Tanks to pretreat water used to fracture natural gas wells in the Fayetteville Shale.

●	The Master Service Agreement and work order demonstrate that the EcosFrac™ tank will be an important part of our product line to service the oil and gas industry.

●	In August 2009, the EES entered into an agreement to process frac flowback water in the Woodford shale in Oklahoma. The term of the agreement is one year with the option for two additional years.

●	Ecosphere manufactured and EES delivered the majority of the EcosFrac™ tanks to Southwestern Energy in 2009 and the balance of the units in the first few days of 2010.

●	EES completed two pilots for BP in Wyoming and one in Oklahoma.

●	Ecosphere completed two significant financings related to EES as detailed below.

In July 2009, the Company finalized a series of agreements with Clean Water Partners LLC (“CWP”), an affiliate of Bledsoe Capital Group (“Bledsoe”).  Under the agreements, CWP became a 33% owner of EES in exchange for up to $10 million as described below.  As the then owner of the remaining 67% of EES, the Company controlled a majority of the Board of Directors of EES and controls and manages its daily operations.  A supermajority vote is required for major matters, including the sale of EES.

The Company contributed to EES the assets and liabilities of EES, Inc., which included $3.1 million of debt due to Bledsoe.  CWP contributed $2.5 million in cash plus $1.0 million in loan advances due from the Company.  In exchange for payment of $1.5 million and forgiveness of the $1.0 million of loan advances, the Company granted EES an exclusive license for all of its  Ecosphere Ozonix® technology relating to the recycling of water in the field of use which is energy.  This includes its core water recycling  Ecosphere Ozonix® processes and technology, its EcosFrac™ technology and its associated EcosBrine™ fluid.  In addition, the Company will receive a priority distribution of the first $2.5 million of CWP’s share of EES profits.  An additional $4 million is due to the Company upon achievement of a significant event relating to EES, such as the sale of EES.  See Note 19 of the accompanying notes to the consolidated financial statements for a summary of the transaction.

In addition to owning the right to a majority of the profits and other distributions of EES, the Company will receive 100% of the first $7,575,000 of the profits of EES with 33% of those profits representing the $2.5 million priority distribution described above.

In November 2009, EES received $7.5 million from Fidelity National Financial in exchange for a 19% equity interest in EES.  In addition, in October 2009, EES received $350,000 from the Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES.  Also in November 2009, the Chairman converted his note into a 1% equity interest in EES.  EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES.  Following the transaction, the Company owns 52.6% of EES and continues to be the managing member of EES.

CRITICAL ACCOUNTING ESTIMATES

In response to the SEC’s financial reporting release, FR-60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, the Company has selected its more subjective accounting estimation processes for purposes of explaining the methodology used in calculating the estimate, in addition to the inherent uncertainties pertaining to the estimate and the possible effects on the Company’s financial condition.  These accounting estimates are discussed below.  These estimates involve certain assumptions that if incorrect could create a material adverse impact on the Company’s results of operations and financial condition. Some of the estimates are based upon the intellectual property and related assets and inventory which were sold and are included as a matter of explaining the historical results of operations.

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant.  Revenue from the Ecosphere Ozonix® water-filtration contracts is earned based upon the volume of water processed plus additional contractual period based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from the sale of intellectual property and related assets is recognized as a gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs.  Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss.  The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 12 to our consolidated financial statements contained in this report.  The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant and embedded conversion option at the issuance date and at each subsequent reporting date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to our consolidated financial statements contained in this report.  The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our warrants and embedded conversion options have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants and embedded conversion options.

Comparison of the Year ended December 31, 2009 with the Year ended December 31, 2008

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
			Change
	2009	2008	$	%

Revenues	$1,760,129	$247,202	$1,512,927	612%
Cost of revenues	924,789	163,169	761,620	467%
Gross profit (loss)	835,340	84,033	751,307	894%
Operating expenses
Salaries and employee benefits	6,833,304	3,255,835	3,577,469	110%
Administrative and selling	1,211,662	1,314,418	(102,756)	-8%
Professional fees	1,162,772	1,227,810	(65,038)	-5%
Depreciation and amortization	686,309	259,642	426,667	164%
Research and development	97,389	24,951	72,438	290%
Total selling general and administrative	9,991,436	6,082,656	3,908,780	64%
Restructuring charge	548,090	-	548,090	100%
Asset impairment	-	6,601	(6,601)	-100%
Total oerating expenses	10,539,526	6,089,257	4,450,269	73%
Loss from operations	(9,704,186)	(6,005,224)	(3,698,962)	62%
Other income (expense):
Other income (expense)	1,758	(12,599)	14,357	114%
Gain (loss) on conversion	(716,783)	(256,271)	(460,512)	-180%
Interest expense	(5,184,747)	(5,419,562)	234,815	4%
Change in fair value of derivative instruments	(3,446,612)	-	(3,446,612)	-100%
Total other income (expense)	(9,346,384)	(5,688,432)	(3,657,952)	64%
Net loss	(19,050,570)	(11,693,656)	(7,356,914)	-63%
Preferred stock dividends	118,750	138,250	19,500	-14%
Net income (loss) applicable to common stock	(19,169,320)	(11,831,906)	(7,337,414)	-62%
Net loss applicable to noncontrolling interest of consolidated subsidiary	743,417	-	743,417	100%
Net loss applicable to Ecosphere Technologies common stock	$(18,425,903)	$(11,831,906)	$(6,593,997)	-56%

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

The Company’s net loss increased $6,593,997 during the year ended December 31, 2009 when compared to the year ended December 31, 2008.  The primary reasons for this increase was an increase in operating expenses of $4,450,269, plus an increase in the fair value of the liabilities for derivative instruments of $3,446,612 caused by the increase in the market price of the Company’s common stock from $0.31 per share at January 1, 2008 to $0.47 per share at December 31, 2009, and an increase of $460,512 in losses on conversion related to the conversion of interest on convertible notes into shares of the Company’ common stock at contractual conversion rates that were considerably lower than the fair market value of the Company’s common stock on the dates of conversion.  These negative influences on earnings were partially offset by an increase in gross profit of $751,307 which was the result of the Company manufacturing and deploying revenue generating equipment in the field, plus a decrease in interest expense of $234,815 which resulted from our ability to convert or repay a significant portion of our outstanding debt during the year ended December 31, 2009.

Revenues

The Company generated revenue of $1,760,129 during the year ended December 31, 2009, an increase of $1,512,927 or 612% over our revenue of $247,202 for the year ended December 31, 2008.  The increase was the result of revenue generated from the processing of frac flowback water in the Woodford Shale in Oklahoma, treating a variety oil and gas exploration flowback water for three separate oil and gas exploration companies through pilot projects in Wyoming, Utah and Arkansas and through the deployment of our EcosFrac™ units in Arkansas to treat water prior to its use in fracturing natural gas wells.  During the year ended December 31, 2008, the Company had completed its first water filtration unit utilizing the Ecosphere Ozonix® water filtration technology and was using it in a pilot program in Texas.  Future revenues are expected to increase as they will include revenue related to the Southwestern Energy contract which began in November 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2009 were $10,539,526 as compared to $6,089,257 for the year ended December 31, 2008, an increase of $4,450,269 or 73%.  The increase was primarily caused by an increase of non-cash compensation related to the vesting of employee options and restricted stock of approximately $2,340,000, an increase of approximately $1.2 million of salary and wage expense related to the staffing of our manufacturing plant and the deployment of staff to supervise and operate our equipment in the field, an increase in depreciation and amortization of $426,667 which resulted from our investment in and deployment of equipment to generate revenue and a restructuring charge of $548,090 which resulted from our decision to close our New York office.  These increases were partially offset by reductions in administrative and selling expenses of $102,000 and professional fees of $65,000.  Future operating expenses are expected to increase related to the operating expenses associated with the Southwestern Energy contract which began in November 2009.

Loss From Operations

Loss from operations for the year ended December 31, 2009 was $9,704,186 compared to a loss of $6,005,224 for the year ended December 31, 2008, an increase of $3,698,962 or 64%.  The increase in the loss from operations in 2009 versus 2008 was due to the increases in operating expenses identified above which were partially offset by the additional gross profit earned in 2009.

Interest Expense

Interest expense was $5,184,747 for the year ended December 31, 2009 as compared to $5,419,562 for the year ended December 31, 2008, a decrease of $234,815 or 4%.  Of the 2009 amounts, approximately $4,125,000 related to the accretion of the discounts and amortization of debt issue costs related to the Company’s notes payable (non-cash), $325,000 related to debt discounts related to notes that were converted into common stock and approximately $832,000 related to actual and accrued interest associated with the notes and debentures payable.

Of the 2008 amounts, approximately $4,794,000 related to the accretion of the discounts related to the issuance of warrants or common stock in connection with note offerings and the beneficial conversion features of convertible notes.  Additionally, there were $229,750 of cash payments, $118,225 of interest payments in the form of issuance of shares of the Company’s common stock and approximately $254,000 of additional accrued interest associated with notes payable.

Loss on Conversion

Loss on conversion for the year ended December 31, 2009 was $716,783 as compared to a loss of $256,271 for the year ended December 31, 2008.  In 2009, the Company issued 229,340 shares of common stock with a fair market value of $99,163 based upon the quoted market prices for the Company’s common stock on the dates of conversion that ranged from $0.19 to $0.49 per share to repay interest on convertible debentures that amounted to $37,600.  In addition, the Company issued 2,158,000 shares of common stock with a fair market value of $975,720 based upon the quoted market prices for the Company’s common stock on the dates of conversion that ranged from $0.42 to $0.49 per share to repay interest on convertible debentures that amounted to $320,200.  In 2008, the Company paid a finder’s fee of $87,500 owed to its then Chairman and Co-CEO by issuing 450,000 shares of common stock with a fair market value of $288,000 on the date of conversion, resulting in a loss on conversion of $200,500.  The Company issued 250,000 and 200,000 shares to charities chosen by the Chairman in 2008 and 2009, respectively.

Change in Fair Value of Derivative Instruments

The change in fair value of derivative instruments resulted in other expense of approximately $3,446,612 for the year ended December 31, 2009.  This change resulted from an increase in the fair value of the liability for embedded conversion option derivative instruments of $1,682,882 and an increase in the fair value of the liability for warrant derivative instruments of $1,763,730.  These increases in derivative liabilities were primarily caused by an increase in the trading price of the Company’s common stock from $0.31 per share as of January 1, 2009 to $0.47 per share as of December 31, 2009.  This change from 2008 was caused by the Company’s adoption of ASC 815-40 in January 2009.  (See Note 1 of the accompanying Notes to Consolidated Financial Statements).  Absent a significant change in the number of warrant and embedded conversion option derivative instruments outstanding, future increases or decreases in the market price of the Company’s common stock will have a negative or positive impact, respectively, on the Company’s net income.

Preferred Stock Dividends

Preferred stock dividends were $118,750 for the year ended December 31, 2009 and $138,250 for the year ended December 31, 2008.  The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2008 because the holders of 69 shares of Series B Preferred stock chose to convert their preferred stock into 57,615 shares of common stock.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest of consolidated subsidiary was $743,417 for the period from inception, July 16, 2009, through December 31, 2009.  This amount represents the amount of the losses of EES for the period from inception, July 16, 2009, through December 31, 2009, which have been allocated to the noncontrolling equity members of the subsidiary.  Per the LLC operating agreement, the amount allocated represented the entire loss for EES for the period from inception July 16, 2009 through December 31, 2009.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere Technologies, Inc. was $18,425,903 for the year ended December 31, 2009, compared to a net loss applicable to common stock of $11,831,906 for the year ended December 31, 2008.  Net loss per common share was $0.19 for the year ended December 31, 2009 as compared to a net loss per common share of $0.16 for the year ended December 31, 2008.  The weighted average number of shares outstanding was 99,627,077 and 73,158,831for the years ended December 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $4,342,143 for the year ended December 31, 2009, compared to $4,379,171 for the year ended December 31, 2008.  This decrease in cash used relates to the significantly higher non-cash expenses during the year ended December 31, 2009.  The net loss of $18.4 million was offset by non-cash expenses of $10.3 million, plus an increase in the fair value of the liability for derivative instruments of $3.4 million, an increase in accounts payable of $750,000, an increase in the restructuring reserve of $198,000 and an increase in deferred revenue of $672,000.  These were partially offset by an increase in accounts receivable of $578,000, a decrease in accrued expenses of $106,000 and the allocation of the EES net loss to the noncontrolling equity members of  $743,417.

The Company's net cash used in investing activities was $6,822,165 for the year ended December 31, 2009 compared to net cash used in investing activities of $1,655,290 for the year ended December 31, 2008.  In 2009 the Company invested approximately $5.1 million in equipment components to build EcosFrac™ units.  The units are being used to process water to be used in fracturing natural gas wells in the Arkansas under a minimum two year agreement.  In addition, the Company invested approximately $725,000 in equipment components associated with the building of the first EcosBrine™ unit, the second generation Ecosphere Ozonix® unit for processing frac flowback water and invested and additional $184,000 in equipment and vehicles to support the manufacturing and field operations.  In addition, $425,000 of the proceeds from the November 2009 equity transactions were held in escrow to provide funds for certain convertible notes that were secured by EES assets.  Subsequent to December 31, 2009, the holders of the secured convertible notes elected to convert the notes into shares of the Company’s common stock and the funds were released to the Company.  In 2008, the Company invested in equipment components of $319,975 for the building the third Ecosphere Ozonix® unit and the initial EcosFrac™ unit and capitalized the cost of building the first two EcosBrine™ units, $1,585,315.  These expenditures in 2008 were partially offset by proceeds of $250,000 from the Company’s sale of its 5% investment in Chariot Robotics, LLC in January 2008.

The Company’s net cash provided by financing activities was $11,792,032 for the year ended December 31, 2009 compared to net cash provided by financing activities of $6,166,327 for the year ended December 31, 2008.  During the year ended December 31, 2009, the Company received $700,000 in exchange for warrants and new secured convertible notes, $45,500 for a new original issue discount note, $80,000 from related parties and $466,055 from the exercise of options and warrants.  In addition, EES received $2.5 million in cash and $1.0 in the form of debt forgiveness equity interest and received an additional $7,850,000 from investors in exchange for a 21.5% equity interest.  These receipts were partially offset by repayments of $800,565, $51,407 and $38,890 for notes payable and insurance financings, related party debt and capital leases, respectively. In 2008 the proceeds resulted from the issuance of new convertible notes of $5,627,500, proceeds from the issuance of convertible notes with related parties of $1,080,000 and  proceeds from the exercise of warrants of $189,300 which were partially offset by repayments of notes due to related parties, notes and insurance financings and capital leases of  $347,445, $390,646 and $34,238, respectively.

The Company manufactures the equipment which is purchased and utilized by EES. The costs incurred by the Company in manufacturing the equipment include component, labor and overhead related to the manufacturing process. EES reimburses the Company for these costs plus pays a fixed profit, which is eliminated in consolidation. Based upon the contractual minimum revenue of the Southwestern Energy Agreement, the EcosFrac™ units are anticipated to and have begun generating monthly revenue sufficient to produce positive cash flow to EES in 2010.  The Company receives a monthly management fee from EES for the cost of management and overhead related to the manufacturing facility.

It is anticipated that the combination of the management fee and distributions from EES plus the reimbursement of costs to build additional equipment for EES, will be sufficient to support the working capital needs of the Company for at least the next 12 months.

This is based upon a number of key assumptions:

●	Continued generation of revenue by EES from our existing long term Agreements;

●	A new EES long-term Agreement from an existing or new customer through which Ecosphere generates manufacturing profits;

●	Favorable financing terms to enable Ecosphere to finance the manufacturing of new units needed for a new long-term Agreement;

●	New paid pilots throughout the 12 months;

●	Conversion of debt, as described below;

●	2010 distributions of profits and priority distributions from EES.

As of December 31, 2009, the Company had approximately $2.4 million of secured convertible original issue discount notes (“Notes”) with varying maturities over the next 11 months.  These notes are all convertible at $0.36 per share.  As of March 29, 2010, holders of Notes with an aggregate principal amount of $1,787,726 have converted their Notes into 4,965,904 shares of the Company’s common stock.  If the remaining holders of these Notes do not elect to convert their debt into common stock of the Company or are not agreeable to extend the terms of their Notes, the Company may be required to seek additional equity or debt financing.  If this occurs, there can be no assurances that the Company’s present cash flow will be sufficient to meet current and future obligations.

The Company anticipates the need for an additional $25 - $30 million in financing over the next twelve months in order to fund the building of additional EcosFrac™ and EcosBrine™ units to meet the growing demand for our services.  Assuming we receive a significant long-term agreement from a customer, which agreement we are currently discussing.  Management is currently exploring several financing alternatives including both debt and equity financing.  However there can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

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

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 18 to the consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $97,389 and $1,090 for the years ended December 31, 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP.  All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC have been superseded by the Codification.  All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative.  The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database.  The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable.  The current financial statements will provide reference to the new guidance only.

In May 2009, the FASB issued guidance on subsequent events.  This guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements.  The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance was effective for the Company in the second quarter of 2009, and the required disclosure has been included in the consolidated financial statements.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance and as a result evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under GAAP.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under GAAP are reclassified to liability at the fair value of the instrument on the reclassification date.  See Change in Accounting Principle for the impact of this guidance on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance that requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate.  The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components.  This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Through December 31, 2009, there was no impact of adopting this guidance on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP.  This guidance was effective for fiscal years beginning after December 15, 2008.  Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirement for derivative instruments and hedging activities.  It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under GAAP, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  This guidance is effective for the Company as of January 1, 2009.  Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted guidance that defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued further guidance, which delays the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Excluded from the scope of the guidance are certain leasing transactions accounted for under GAAP.  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of this guidance.  The Company adopted this guidance in the third quarter and has since that time presented the disclosure required by the guidance.

Forward Looking Statements

The statements in this report relating to the other applications for our Ecosphere Ozonix® technology,  our estimates of demand for solutions that reduce water use and increase recycling, the impact of future government laws and regulations relating to  fracturing on gas drilling, our belief our intellectual property portfolio will act as a barrier to competition, EES’ expansion in 2010 to supplying its Ecosphere Ozonix® technology to offshore drilling, our working capital needs over the next 12 months including the various assumptions we are relying upon, our future financing needs and the completion of any financings are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Additionally, words such as “expects,” “anticipates,” “intends,” “believes,” “will” and similar words are used to identify forward-looking statements.

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

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred net losses applicable to common stock of approximately $18.4 million in 2009 and $11.8 million in 2008.  We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise doubt about our ability to continue as a growing concern.  Our continued existence is dependent upon generating working capital.  Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we will need to raise additional debt on equity and may not be successful.

At December 31, 2009, we had a working capital deficit of approximately $11.8 million and total indebtedness of $5.9 million.  We presently have negative working capital and minimal cash although we generate revenue from our operations.  Although we anticipate that over the next 12 months we will generate working capital, that assumption is based upon continuation of current revenues from our existing long-term agreements at the same rate, revenues from new customers including planned paid pilots, manufacturing profits from new units needed by EES, and EES conducting profitable operations in order to provide distributions to the Company.  Because we are not currently generating positive cash flow or if we do not generate working capital over the next 12 months, we may need to sell debt or equity securities in the future.  Because of the continuing decline in the economy in the United States and overseas, the substantial reduction in available credit and the severe decline in the stock market and our stock price, we maybe hampered in our ability to raise the necessary working capital.  If we do not raise the necessary working capital, we may not be able to remain operational or we may have to scale back our operations.

If the current prices of natural gas remain at current low levels, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business.

In early 2008, with high prices for natural gas, energy companies began profitably drilling in shale areas.  These operations rely on enormous supplies of clean water.  Much of the water used in drilling gas wells in shale areas flows back in a polluted state creating an opportunity for our Ecosphere Ozonix® business.  Horizontal drilling in shale areas is very expensive; however, if prices for natural gas are high this expense can be justified.  If current prices continue to decline, horizontal drilling may not be cost-effective and may adversely affected our Ecosphere Ozonix® business.

If we are unable to generate material service revenue, it will have an adverse effect upon our future results of operations.

We are presently relying upon revenue from our Ozonix® systems.  While our revenue year-over-year is increasing, we still have negative cash flow.  If we are unable to deploy additional Ecosphere Ozonix® systems, we will not derive material service revenue.  In that event, our future results of operations and financial condition will be adversely affected.  Like any new technology, repeat orders from a customer provide credibility for a technology and encourage other customers to consider using the technology.  Until we receive a repeat order for the sale or long-term use of a material number of Ecosphere Ozonix® units, we expect that we will have negative cash flow.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

The severe recession, freezing of the global credit markets and the decline in the stock market may adversely affect our ability to raise capital.  Because we have not reported profitable operations to date on an annual basis if we fail to generate substantial revenue, we may need to raise working capital.  If adequate additional financing is not available on reasonable terms or at all, we may not be able to undertake expansion, and we will have to modify our business plan accordingly.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Because our Ecosphere Ozonix® systems are designed to provide a solution which competes with existing methods; we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Ecosphere Ozonix® systems are designed to provide a solution to environmental challenges created by contaminated water.  Specifically, we believe it can provide a solution to the disposal of wastewater in the oil and gas, marine, coal and other industries.  Currently, large and well capitalized companies provide services in these areas.  These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies.  This reluctance is increased when potential customers make significant capital investments in competing technologies.  Because of these obstacles, we may face substantial barriers to commercializing our business.

Because we commercialized our Ecosphere Ozonix® business in 2009, it is subject to all of the risks inherent in a new business.

Our Ecosphere Ozonix® business is brand new and is subject to a number of risks, including:

●	Our ability to convince customers to use our services;

●	Our ability to finance the units;

●	Our ability to operate units that are built; and

●	Our ability to manage the operations of our Ecosphere Ozonix® systems at multiple locations.

If we do not achieve broad market acceptance of our clean technology products, we may not be successful.

Although all of our products and services serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance.  As is typical of any new product or service, the demand for, and market acceptance of, these products and services are highly uncertain.  We cannot assure you that any of our products and services will be commercialized on a widespread basis.  The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of operators in the natural gas industry and in other industries to use the Ecosphere Ozonix® system for wastewater.

If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

If chemical companies engage in predatory pricing, we may lose customers, which could materially and adversely affect us.

In the gas drilling business, energy companies traditionally have used chemicals to clean the water used to fracture wells by destroying bacteria and metal residues.  The chemical companies represent our most significant competitive factor.  The chemical companies who supply chemicals to gas drillers may, in order to maintain their business relationship with drillers drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our services.  While predatory pricing that is designed to drive us out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

Our growth strategy reflected in our business plan may not be achievable or may not result in profitability.

Our growth strategy reflected in our business plan may not be able to be implemented at all or rapidly enough for us to achieve profitability.  Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we compete and a degree of market acceptance of our products and services.  We cannot assure you the potential customers we intend to target will purchase our products or services in the future or that if they do, our revenues and profit margins will be sufficient to achieve profitability.

Because of the severity of the global economic recession, our customers may delay in paying us or not pay as at all.  This would have a material adverse effect in our future operating results and financial condition.

One of the effects of the severe global economic recession is that businesses are tending to maintain their cash reserves and delay paying their creditors whenever possible.  As a trade creditor, we lack the leverage which secured lenders and providers of essential services have.  If the economy continues to deteriorate, we may find that our oil and gas customer and our future customers may delay in paying us.  This could result in a number of adverse effects upon us including increasing our borrowing costs, reducing our profit margins, severely impacting liquidity and reducing our ability to grow our business which could have a material adverse affect on Ecosphere.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In the past, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

●	Our receipt of orders from existing and new customers;

●	The availability of components from our suppliers for Ecosphere Ozonix® systems;

●	Operating results from our Ecosphere Ozonix® units and the announcement of future agreements for our Ecosphere Ozonix® units;

●	Our raising necessary working capital and any associated costs which will be charged as expenses to our future results of operations;

●	Our continuing to develop new technologies;

●	Pricing pressures;

●	General economic and political conditions;

●	Our sales of assets similar to the October 2007 sale of the intellectual property and related assets of our ship stripping technology;

●	Our ability to develop a working prototype of our Ecos LifeLink and market it in third world countries; and

●	Our sales or licensing of our technologies in inventory.

As a result of these and other factors, we have experienced, and may continue to experience, fluctuations in revenues and operating results.  As a consequence, it is possible that fluctuations in our future operating results may cause the price of our common stock to fall.

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth.  We have been growing rapidly.  If this growth continues, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we are pursuing a strategy of developing markets for our products internationally which subject us to risks frequently associated with international operations, we may sustain large losses if we cannot deal with these risks.

Our business plan includes seeking to develop market opportunities overseas including third world countries where the market for our new Ecosphere Ozonix® process is much larger than in the United States.  If we are able to successfully develop international markets, we would be subject to a number of risks, including:

●	Changes in laws or regulations resulting in more burdensome governmental controls, tariffs, restrictions, embargoes or export license requirements;

●	Laws which require that local citizens or residents own a majority of a business;

●	Difficulties in obtaining required export licenses;

●	Volatility in currency exchange rates;

●	Political and economic instability;

●	Extended payment terms beyond those customarily offered in the United States;

●	Difficulties in managing distributors or representatives outside the United States; and

●	Potentially adverse tax consequences.

If we cannot manage these risks, we may sustain large losses.

Because our business model is centered on partnering with third parties, we will not be able to control key aspects of the commercialization of our business, which can adversely affect our future results of operations.

We are not, and do not intend to, actively commercialize our Ecosphere Ozonix® technology or expand outside of the energy business overseas.  Rather, in order to reduce operating costs, we intend to focus on licensing our intellectual property to third-party operators.  By doing so, we lose the power to control day-to-day operations.  If these third parties do not exploit the licenses effectively, our ability to penetrate markets and our future revenue will be adversely affected.

If we lose the services of key personnel, it could adversely affect our business.

Our future success is dependent upon our Chief Executive Officer and President, Dennis McGuire.  Mr. McGuire has played a significant role in inventing and developing our technologies has also provided the necessary drive and vision.  The loss of the services of Mr. McGuire could have a material adverse effect on our business, financial condition and results of operations.  We cannot assure you that he will remain with us in the future due to circumstances either within or outside of our control.  We do not have any key man life insurance covering the life of Mr. McGuire.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including our patents is our key asset.  In addition to our existing patents, we have filed United States patent applications covering certain technologies.  If one or more patents are not issued by the United States, the value of our other technologies could be materially reduced.  Competitors may also be able to design around our patents and to compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

●	Pending and future patent applications will result in issued patents;

●	Patents we own or which are licensed by us will not be challenged by competitors;

●	The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

●	We will be successful in defending against future patent infringement claims asserted against our products.

Risks Related to Our Common Stock

Because the market for our common stock is limited, persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock trades on the Bulletin Board which is not a liquid market.  Until 2010 there was only a limited public market for our common stock.  We cannot assure you that an active public market for our common stock will continue in the future.  If an active market for our common stock is not sustained, the price may continue to decline.

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing revenues;

●	Short selling activities;

●	Our failure to achieve and maintain profitability;

●	Actual or anticipated variations in our quarterly results of operations;

●	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

●	The loss of major customers or product or component suppliers;

●	The loss of significant business relationships;

●	Our failure to meet financial analysts’ performance expectations;

●	Changes in earnings estimates and recommendations by financial analysts; or

●	Changes in market valuations of similar companies.

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

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share.  This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management.  Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock.  This could make it more difficult for shareholders to sell their common stock.  This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

If the holders of our outstanding warrants and options exercise their securities into common stock, we will issue up to 85,427,727 shares , which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 29, 2010, we have 123,708,277 shares of our common stock outstanding.  We have 30,749,114 warrants to purchase shares of common stock and 48,081,197 stock options.  If the holders of the securities described in this risk factor exercise their securities into common stock, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

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

Our officers, directors and one employee own 9,152,681 shares of our common stock or 7% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding options and warrants held by them, they beneficially own 33,753,921 shares or 22.8%.  If all of our equity equivalents are exercised, we would have 209,598,510 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

As of the date of this report, we had outstanding 123,708,277 shares of common stock of which our directors and executive officers own approximately 2.3 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

See pages F-1 through F-51.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls

We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, or the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a–15(e).  Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in our periodic reports filed with the SEC as of the end of the period covering this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit on our internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name	Age
Charles Vinick	63	Chairman of the Board
Joe Allbaugh	57	Director
Gene Davis	56	Director
Michael Donn, Sr.	62	Director
D. Stephen Keating	54	Director
George Sterner	69	Director
Thomas Wolfe	62	Director

Charles Vinick was appointed a director in August 2006 and has served as the Chairman of the Board since December 22, 2009. He serves as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpinteria, Carlifornia. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. From June 2005 through August 2007, he was the President and Chief Executive Officer of the Alliance to Protect Nantucket Sound.  He served as Chief Executive Officer of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to April 2004.  Mr. Vinick was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003.  Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau.  Mr. Vinick was selected as a director due to his long relationship with the Cousteau family, his commitment to the environment, and his business experience and judgment.

Joe Allbaugh was appointed a director in October 2005.  Mr. Allbaugh has been the managing member of The Allbaugh Company LLC, a strategic consulting firm, since approximately March 2003.  From September 2006 to May 15, 2007, Mr. Allbaugh was the president of our subsidiary, Ecosphere Systems.  Mr. Allbaugh was Director of the Federal Emergency Management Agency, Inc. from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000.  In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas.  Mr. Allbaugh was selected as a director because his relationships could potentially assist us in growing our business and he had administrative experience managing large organizations.

Gene Davis was appointed a director in August 2008. Since 2008, Mr. Davis has been employed as Vice President/General Manager of the Denver Region for NFR Energy, LLC, an independent oil and gas production company headquartered in Houston, TX. He manages the staff and producing assets of the company in Colorado, Utah, North Dakota and Montana. From December 2004 to March 2008, Mr. Davis was the Geological and Geophysical Manager for the Western Business Unit of Forest Oil Corp. where he evaluated and implemented drilling programs.  From July 2004 until December 2004, Mr. Davis was a Project Geologist for EOG Resources Inc.  From September 2000 to July 2004, he was an Exploration Geologist for Chi Energy, Inc.  Mr. Davis has over 28 years of executive geoscience and asset management, successful exploratory and development geology and geophysics experience.  Mr. Davis was selected as a director because of his extensive experience in the energy business and his ability to provide valuable insight to our management.

Michael Donn, Sr. was appointed a director in March 2005 and was appointed our Chief Operating Officer on March 27, 2008.  Mr. Donn has held a number of senior executive positions with us since January 2000.  As part of his duties, Mr. Donn set up and coordinated our relief effort in Waveland, Mississippi following Hurricane Katrina.  Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System.  From November 2006 until January 29, 2010, Mr. Donn was a director of GelTech Solutions, Inc.  He also served on the Audit Committee of GelTech.  From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982.  His responsibilities included negotiating, lobbying at the local, state and national levels and head of the business operations for the Association.  He was also Chairman of the Insurance Trust.  Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters.  He is the brother of our Senior Vice President of Administration, Jacqueline McGuire, and the brother-in-law of our President and Chief Executive Officer, Dennis McGuire. Mr. Donn was selected as a director because of his administrative experience with the firefighters union and has remained as a director as a representative of management.

D. Stephen Keating was appointed a director in August 2008.  Since December 2008, Mr. Keating has served as the Vice President of Taxes at Crocs, Inc.  Mr. Keating served as the Vice President of the Worldwide Taxes for CA, Inc. from 1988 through June 2008.  Mr. Keating was the senior officer responsible for the worldwide tax, which included tax planning and strategy, tax accounting and day-to-day supervision for the U.S. and international tax departments.  At CA, Inc., Mr. Keating was involved with approximately 100 mergers, acquisitions and divestitures.  Additional responsibilities included negotiating with the IRS and various countries tax authorities on audit issues and APA reports.  Mr. Keating was selected as a director due to his extensive executive experience and his accounting and tax knowledge.

Vice-Admiral George Sterner, USN, (Retired) was appointed a director in March 2002.  Vice-Admiral Sterner was our Chairman of the Board from March 2005 until March 1, 2008.  Vice-Admiral Sterner was Vice President, Strategic Pursuits for Raytheon Company until his retirement in late 2005.  His naval career spanned 36 years and included command of two nuclear submarines.  Prior to his retirement from the United States Navy in 1998 he commanded the Naval Sea Systems Command where he had oversight of the design, construction and life cycle support of all Navy ships.  Vice-Admiral Sterner was selected as a director due to his achievements with the United States Navy, together with his executive, administrative and organizational skills.

Thomas Wolfe was appointed a director in August 2008.  Since July 2008, Mr. Wolfe has been the Vice President of Software at Toray Membrane.  From December 2006 through July 2008, Mr. Wolfe was the Chief Technology Officer and Senior Vice President of R&D of Open Energy Corporation.  In 1998, Mr. Wolfe founded WaterEye Corporation where he served as its President and Chief Executive Officer and until WaterEye was acquired by Open Energy in December 2006.  Mr. Wolfe has over 25 years’ experience in the chemical process industries, with particular experience in power, water and wastewater treatment technologies.  Mr. Wolfe is one of the pioneers in the reverse osmosis field and has made many contributions to the development and advancement of reverse osmosis membrane technology and wastewater evaporation technology dating back to the early 1970’s.  He has participated at all levels in some of the largest membrane and evaporator installations in the world and has hands on experience with a wide variety of evaporator configurations including vapor recompression, steam driven single and multiple effect systems, as well as direct contact and submerged combustion processes.  Mr. Wolfe developed much of the software currently in use today for reverse osmosis membrane performance prediction and computational chemistry for recovery determination and scale control.

Mr. Wolfe has authored more than 20 technical articles and papers in his various fields of involvement and is a member of the American Chemical Society and the American Water Works Association.   Mr. Wolfe was selected as a director because of his expertise with water and water recycling.

Executive Officers

The following is a list of our executive officers.  The executive officers are elected by our Board.

Name	Age
Dennis McGuire	59	Chief Executive Officer and President
Adrian Goldfarb	52	Chief Financial Officer
Michael Donn, Sr.	62	Chief Operating Officer
Jacqueline McGuire	47	Senior Vice President of Administration and Secretary

Dennis McGuire is our Chief Executive Officer and President.  Mr. McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005.  From November 12, 2008 until August 1, 2009, Mr. McGuire was the Chief Technology Officer of Ecosphere.  From June 17, 2008 until November 12, 2008, Mr. McGuire was the Co-Chief Executive Officer of Ecosphere, sharing the role with Mr. Patrick Haskell.  Mr. McGuire was a founder of Ecosphere together with his wife Jacqueline.  He also is the inventor of all of our intellectual property.  From 2000 through October 3, 2003, he served as our Chief Technology Officer and Director of Sales, and served as a consultant from October 3, 2003 until he became an employee on October 1, 2005.  Mr. McGuire was appointed our Chief Technology Officer in April 2005, which post he held until August 2, 2005, when he became Executive Vice President of Business Development and Technology.

Adrian Goldfarb has been our Chief Financial Officer since February 11, 2008. From December 2007 Mr. Goldfarb was the President of WSR Consulting, Inc. (“WSR”), a consulting services company that currently provides accounting and operational management to us.  From February 11, 2008 through December 20, 2008, WSR also provided Chief Financial Officer service to us and Mr. Goldfarb was a consultant. Since December 20, 2008, he has been a full-time employee.  From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company.  He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees.  Mr. Goldfarb has more than 25 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu.

See above for Mr. Donn’s biography.

Jacqueline McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998.  She and her husband Dennis, our Chief Executive Officer, were two of our founders.

Key Employees.

The following is a list of key employees of Ecosphere and EES.

Name	Age	Position(s)
Sanjeev Jahkete	41	Senior Vice President of Engineering
Aaron Horn	31	President of EES
Robert Cathey	33	Chief Operating Officer of EES

Sanjeev Jahkete has served as our Senior Vice President of Engineering since 2008 and has been employed with Ecosphere since 2004.  Mr. Jahkete co-invented the Ecosphere Ozonix® process with our founder, Dennis McGuire.  Mr. Jahkete served as a team leader for Ecosphere’s EPA Verification testing of its water filtration system.  Mr. Jahkete led Ecosphere’s deployment of the water filtration system in Waveland, Mississippi following Hurricane Katrina.

Aaron Horn has served as the President of EES since August 2009.  From May 2008 to August 2009, Mr. Horn served as an Operational Engineer for Newfield in the Woodford Shale with a special emphasis on water management.  Mr. Horn has served on several industry water committees and authored an Society of Petroleum Engineers paper on water management in Shale Plays. Mr. Horn graduated from the U.S. Military Academy with a degree in engineering.  He then served in the U.S. Army from 2001 through 2007, rising in rank from 2nd Lieutenant in 2001 to Captain in 2005.

Robert Cathey has served as the Chief Operating Officer and Senior Vice President and Chief Operating Officer of EES since July 2009.  Mr. Cathey joined Ecosphere in December 2008 as our Vice President, Natural Gas Field Operations.  He worked for Carrier Sales and Distribution from April 2007 to December 2008 as Operations Manager for their North Texas and Oklahoma business units.  After graduating the U.S. Military Academy at West Point with a degree in American Legal Systems / Systems Engineer, Mr. Cathey served in the U.S. Army from June 2001 through April 2007, rising in rank from Knight Platoon Leader (Reconnaissance) in 2001 to Battalion Assistant Operations Officer in 2007.

Corporate Governance

Board Responsibilities and Structure

The Board oversees, counsels, and directs management in the long-term interest of Ecosphere and its shareholders.  The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Ecosphere.  The Board is not, however, involved in the operating details on a day-to-day basis.

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

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Joe Allbaugh	✓		✓
Gene Davis	✓		✓
Michael Donn, Sr.
D. Stephen Keating	✓	Chairman
George Sterner	✓	✓
Charles Vinick	✓		Chairman
Thomas Wolfe	✓	✓

Board of Directors Independence

We believe that the following individuals qualify as independent directors within the meaning of the NASDAQ Stock Market listing rules: Joe Allbaugh, Gene Davis, D. Stephen Keating, George Sterner, Charles Vinick and Thomas Wolfe.

Committees of the Board of Directors

Our Board has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation Committee.

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

Our Board has determined that Mr. Keating is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.  We believe that Messrs. Keating, Wolfe and Vice-Admiral Sterner are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation of benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan (the “Plan”).

Board Diversity

While we do not have a formal policy on diversity, the Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Although there are many other factors, the Committee seeks to attract individuals with knowledge of water recycling, the oil and gas industries, environmental solutions, and accounting and finance.  Additionally, we seek individuals with experience on public company boards, marketing expertise and international background.

Board Structure

Ecosphere has traditionally chosen (with one limited exception) to separate the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for Ecosphere because our founders found that it improved our corporate governance and was in the best interest of our shareholders.  This structure has been particularly useful given the amount of time consumed by our Chief Executive Officer working with our engineers improving upon our existing technologies and creating new ones.  Also, this structure ensures a greater role for the independent directors in the oversight of Ecosphere and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Ecosphere, and how management addresses those risks.  Mr. McGuire, Chief Executive Officer, and Mr. Goldfarb, our Chief Financial Officer, will work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  The Board focuses on key risks and interfaces with management on seeking solutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and the other equity securities.  These persons are required by SEC regulations to furnish us with copies of all reports they file.  Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Form 5s were required, we believe that all filing requirements were complied with during 2009 except as follows:

Name	Number of Late Reports	Number of Late Transactions	Number of Known Failures to File
D. Stephen Keating	1	1	—
Thomas Wolfe	1	1	—
George Sterner	1	1	—

ITEM 11.  EXECUTIVE COMPENSATION

2009 Summary Compensation Table

The following information related to the compensation paid by us for 2009 and 2008 to our Chief Executive Officer (principal executive officer), our former Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(c)		Stock Awards ($)(e)(1)		Option Awards ($)(f)(1)		Non-Equity Incentive Plan Compensation ($)(g)	All Other Compensation ($)(i)		Total ($)(j)
Dennis McGuire	2009	250,000	250,000	(2)	---		1,221,599	(3)	92,916	---		1,814,515
Chief Executive Officer	2008	306,561	---		37,000		2,558,017	(4)	—	---		2,901,578
Patrick Haskell	2009	281,459	---		50,000	(5)	539,578	(5)	—	---		871,037
Former Chief Executive Officer	2008	63,700	---		59,177	(5)	2,998,998	(5)	—	288,000	(5)	3,409,875
Michael Donn, Sr.	2009	160,854	5,000	(6)	---		64,250	(6)	—	---		230,104
Chief Operating Officer	2008	212,143	---		29,600	(7)	170,357	(7)	—	---		412,100
Adrian Goldfarb	2009	142,531	5,000	(8)	---		432,108	(9)	—	---		579,639
Chief Financial Officer	2008	86,631	---		---		277,341	(10)	—	---		363,972
____________________
(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the recently revised SEC disclosure rules.  These rules also require prior years amounts to be recalculated in accordance with the rule and therefore any number previously disclosed in our Form 10-K regarding NEO compensation on this table or any other table may not reconcile.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)	On November 12, 2009, the Board awarded Mr. McGuire a $150,000 bonus and on December 22, 2009, Mr. McGuire was awarded a $100,000 bonus.
(3)
On July 1, 2009, Mr. McGuire was granted 2,500,000 stock options vesting annually over a three year period (beginning July 1, 2010) exercisable at $0.49 per share.  On December 22, 2009, Mr. McGuire was granted 1,500,000 stock options vesting semi-annually in six equal increments (beginning June 30, 2010) exercisable at $0.43 per share.  Non-Equity Incentive Plan Compensation represents a cash payment for commissions received.  See the description of Mr. McGuire’s compensation arrangement below.

(4)
On May 20, 2008, Mr. McGuire was granted 7,000,000 options exercisable at $0.30 per share.  Additionally, Mr. McGuire was granted 3,300,000 stock options exercisable at $0.50 per share on June 17, 2008.  All of these options have fully vested. The stock award represents stock issued in lieu of a cash bonus.

(5)
Effective June 17, 2008, Mr. Haskell was granted 8,250,000 stock options exercisable at $0.50 per share.  Of the options, 2,750,000 were subject to both performance and time based vesting.  The remaining options were to vest ratably over a three-year period, subject to continued employment with us on each applicable vesting date.  On July 1, 2009, Mr. Haskell was granted 1,500,000 stock options exercisable at $0.49 per share which vested upon his resigning as Chief Executive Officer and agreeing to waive the vesting of all his unvested options from the June 17, 2008 grant date.  On July 31, 2009, Mr. Haskell resigned as Chief Executive Officer.  On December 22, 2009, Mr. Haskell was granted 50,000 fully-vested stock options exercisable at $0.43 per share.  The stock award for 2009 represents a bonus. The stock award for 2008 represents shares issued in lieu of salary. All Other Compensation represents the value of shares issued to Mr. Haskell as a finders’ fee for arranging a financing prior to becoming a director or officer of Ecosphere.

(6)	On December 22, 2009, Mr. Donn received a $5,000 bonus and was granted 250,000 stock options vesting on June 22, 2010, exercisable at $0.43 per share.
(7)
On June 30, 2008, Mr. Donn was granted 500,000 stock options exercisable at $0.47 per share.  Of the options, 350,000 have vested and the remaining vest on June 30, 2010. The stock award represents stock issued in lieu of a cash bonus.

(8)	On December 22, 2009, Mr. Goldfarb received a $5,000 bonus.
(9)
On July 1, 2009, Mr. Goldfarb was granted 1,100,000 stock options vesting annually over a three year period (beginning July 1, 2010) exercisable at $0.49 per share.  On December 22, 2009, Mr. Goldfarb was granted 250,000 stock options vesting on June 22, 2010, exercisable at $0.43 per share.

(10)
On November 22, 2008, Mr. Goldfarb was granted 400,000 stock options vesting annually over three years exercisable at $0.27 per share.  On December 20, 2008, Mr. Goldfarb was granted 500,000 stock options vesting semi-annually over a three years beginning December 31, 2008 exercisable at $0.45 per share.

Employment Arrangements

Described below are the compensation packages our Board approved for our executive officers.  The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Dennis McGuire

Effective June 17, 2008, our Board approved a new compensation package for our Chief Technology Officer, Dennis McGuire, who was Co-Chief Executive Officer on that date.  Mr. McGuire received an annual base salary of $325,000 per year which would have increased to $400,000 upon the achievement of a specific milestone or event.  As part of our cost cutting measures, on May 5, 2009, Mr. McGuire agreed to a reduced base salary of $250,000 per year and will receive a bonus of 3% of Ecosphere’s revenues from operations.

Patrick Haskell

Prior to resigning effective July 31, 2009, Mr. Haskell received an annual base salary of $450,000 per year.  Because of lack of working capital, Mr. Haskell received his salary in restricted common stock.

Michael Donn, Sr.

On June 30, 2008, our Board approved a new compensation package for Michael Donn, Sr., our Chief Operating Officer.  Mr. Donn receives an annual base salary of $125,000 per year.  On December 22, 2009, the Board approved an increase in Mr. Donn’s base salary to $146,250.

Adrian Goldfarb

On December 16, 2008, our Board approved a compensation arrangement for Adrian Goldfarb, the Company’s Chief Financial Officer.  From February 11, 2008 until December 20, 2008, Mr. Goldfarb was acting as our Chief Financial Officer on behalf of WSR.  On December 20, 2008, Mr. Goldfarb became a full-time employee and resigned as president of WSR and relinquished all ownership rights in WSR (See Item 13).  Mr. Goldfarb received an annual base salary of $150,000 per year over a three-year term.  On December 22, 2009, the Board approved an increase in Mr. Goldfarb’s base salary to $187,500.

Jacqueline McGuire

On June 30, 2008, our Board approved a new compensation package for Jacqueline McGuire, our Senior Vice President of Administration.  Mrs. McGuire received an annual base salary of $85,000 per year.  Additionally, Mrs. McGuire was granted 300,000 stock options exercisable at $0.47 per share.  Of the options, 200,000 have vested and the remaining vest on June 30, 2010.  On December 22, 2009, the Board approved an increase in Mrs. McGuire’s base salary to $93,500 and approved a bonus of $5,000.

Termination Provisions

Mr. McGuire is entitled to two years base salary and benefits upon both a change of control and resignation for good reason.

Outstanding Equity Awards At 2009 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2009:

	OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)

Dennis McGuire
	618,750		0		0.83	5/25/11
	2,990,000		0		1.00	11/8/15
	1,247,000	(1)	0		0.15	10/9/12
	1,200,000		0		0.28	1/31/11
	800,000		0		0.28	1/31/11
	4,750,000		0		0.30	5/20/13
	2,000,000		0		0.30	5/20/13
	3,300,000		0		0.50	6/17/13
	0		2,500,000	(2)	0.47	7/1/14
	0		1,500,000	(3)	0.43	12/22/14
Patrick Haskell
	2,750,000		0		0.50	6/17/13
	81,081		0		0.15	7/31/12
	1,500,000		0		0.49	7/1/14
	50,000		0		0.43	12/22/14

Michael Donn, Sr.
	200,000		0		1.10	12/31/14
	309,375		0		0.83	5/25/11
	50,000		0		0.44	12/18/11
	515,667		0		0.15	7/31/13
	200,000		0		0.28	1/31/11
	375,000		125,000	(4)	0.47	6/30/13
	0		250,000	(3)	0.43	12/22/14

Adrian Goldfarb	133,333		266,667	(5)	0.27	11/22/13
	250,000		250,000	(6)	0.45	7/3/13
	0		1,100,000	(2)	0.47	7/1/14
	0		250,000	(3)	0.43	12/22/14
———————

(1)           These options were accepted in lieu of cash in the UES sale.
(2)           These options vest in equal annual increments over a three year period. The vesting dates are July 1, 2010, 2011 and 2012.
(3)           These options vest on June 22, 2010.
(4)           These unvested options vest in two equal increments on June 30, 2010 and June 30, 2011.
(5)           These unvested options vest in two equal increments on December 20, 2010 and December 20, 2011.
(6)           These unvested options vest in three equal increments on June 30, 2010, December 31, 2010 and June 30, 2011.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.  Non-employee members of our Board were compensated with restricted stock and stock options.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2009 Director Compensation

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d) (1)	Total ($)(j)
George Sterner	—	68,248	68,248
Joe Allbaugh	33,571	23,887	57,458
Charles Vinick	75,000	112,523	187,523
D. Stephen Keating	38,367	27,299	65,666
Gene Davis	33,571	23,887	57,458
Thomas Wolfe	33,571	23,887	57,458

———————
(1)   This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.

Automatic Board Grants

Initial Grants

On the date on which a non-employee director (or director advisor) is first elected or appointed, whether elected by shareholders or appointed by the Board to fill a Board vacancy, the director receives an automatic grant of restricted stock and options with the number of shares and options based upon Fair Market Value (as defined in the Plan).

	Options	Restricted Stock
Initial appointment as Chairman of the Board	$75,000	$75,000
Initial election or appointment of a non-employee director	$40,000	$40,000
Initial appointment as a director advisor	$15,000	$10,000

Annual Grants and Other Grants

On July 1st of each year, each non-employee director (or director advisor) receives an automatic grant of restricted stock and options with the number of shares and options based upon Fair Market Value (as defined in the Plan).

	Options	Restricted Stock

Chairman of the Board	$40,000	$40,000
Non-employee director	$25,000	$25,000
Director advisor	$10,000	$5,000
Initial appointment of and annual grant to a non-employee director serving as Lead Director or Chairman of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$15,000	$15,000
Initial appointment of and annual grant to a non-employee director serving on the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000	$10,000

Equity Compensation Plan

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2009.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2000 Long Term Incentive Program and 2003 Equity Incentive Plan(2)	175,500	$0.91	3,824,500
2003 Stock Option Plan for Outside Directors and Advisory Board Members (2)	1,803,000	$0.66	2,197,000
2006 Equity Incentive Plan	9,490,235	$0.57	509,765	(3)
Equity compensation plans not approved by security holders (4)	36,919,155	$0.46	N/A

Total	48,387,890		N/A
———————
(1)	Consists of stock options.
(2)	Ecosphere does not intend to issue options under these plans in the future.
(3)
The Plan was approved by our shareholders at our 2008 annual meeting held on November 13, 2008. We may issue a total of 10,000,000 shares under the Plan, which includes restricted stock, options, restricted stock units and stock appreciation rights.  Because Ecosphere has issued shares of restricted stock, the number of securities available for grant has been reduced.

(4)
Represents outstanding options which have been granted in conjunction with directors and employee compensation and consulting arrangements.  These options vest over a three year period and are generally exercisable over periods ranging from five to 10 years.  The exercise price of the options granted ranges from $0.15 to $3.00 per share. Includes 1,488,000 options issued to directors, with exercise prices between $0.28 and $1.00 and expiring through March 31, 2011 and 26,737,333 options issued to current and former executive officers, with exercise prices between $0.15 and $1.10 and expiring through December 31, 2014.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of March 29, 2010 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount Beneficially Owned(1)	Percent of Class (1)

Named Executive Officers

Common Stock	Dennis and Jacqueline McGuire 3515 S.E. Lionel Terrace Stuart, FL 34997 (2)	17,874,810	12.6%

Common Stock	Patrick Haskell 45 East 89th Street, Apt. 27A New York, NY 10129 (3)	12,931,241	9.9%

Common Stock	Adrian Goldfarb 3515 S.E. Lionel Terrace Stuart, FL 34997 (4)	508,333	*

Common Stock	Michael Donn, Sr. 3515 S.E. Lionel Terrace Stuart, FL 34997 (5)	1,799,842	1.4%

Directors

Common Stock	Charles Vinick 2323 Foothill Lane Santa Barbara, CA 93105 (6)	724,965	*

Common Stock	Joe Allbaugh 400 North Capitol Street, NW, Ste. 475 Washington, DC 20001 (7)	1,375,238	1.1%

Common Stock	Gene Davis 27 S. Monroe Street Denver, CO 80209 (8)	140,873	*

Common Stock	D. Stephen Keating 65 Kensington Road Garden City, NY 11530 (9)	1,429,638	1.2%

Common Stock	George Sterner 2708 Hatmark Street Vienna, VA 22181 (10)	1,760,339	1.4%

Common Stock	Thomas Wolfe P.O. Box 190 Rough and Ready, CA 95975 (11)	140,874	*

Common Stock	All directors and executive officers as a group (10 persons)	25,727,911	17.5%

5% Shareholder

Common Stock	Kevin Grady 3515 S.E. Lionel Terrace Stuart, FL 34997 (12)	8,026,010	6.4%

———————
*   Less than 1%

(1)
Applicable percentages are based on 123,708,277 shares outstanding as of adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days after the date of this report are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Includes:

●	155,000 shares of common stock owned by Mrs. McGuire,
●	302,372 shares owned jointly,
●	16,105,750 shares issuable upon exercise of vested options owned by Mr. McGuire,
●	484,688 shares issuable upon exercise of vested options owned by Mrs. McGuire, and
●	800,000 shares issuable upon exercise of jointly owned options.

Does not include:

●	4,000,000 options not exercisable within 60 days of this report held by Mr. McGuire, and
●	200,000 options not exercisable within 60 days of this report held by Mrs. McGuire.

Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and the disclosure in this report shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose.

(3)
Mr. Haskell is our former Chief Executive Officer.  Includes: 4,381,081 shares of common stock issuable upon the exercise of options, 1,935,000 shares of common stock issuable upon exercise of warrants, 308,642 shares of common stock issuable upon conversion of convertible notes.

(4)	Includes 508,333 shares of common stock issuable upon the exercise of options. Does not include 1,741,667 options which are not exercisable within 60 days of this report.
(5)	Mr. Donn is also a director. Includes 1,625,042 shares of common stock issuable upon exercise of options. Does not include 400,000 options which are not exercisable within 60 days of this report.
(6)	Includes 209,092 shares of common stock issuable upon exercise of options. Does not include 337,684 options which are not exercisable within 60 days of this report.
(7)	Includes 1,245,834 shares of common stock issuable upon exercise of options. Does not include 71,428 options which are not exercisable within 60 days of this report.
(8)	Includes 69,445 shares of common stock issuable upon exercise of options. Does not include 210,317 options which are not exercisable within 60 days of this report.
(9)
Includes 888,889 shares issuable upon the conversion of a convertible note.  Also includes 100,000 shares issuable upon exercise of warrants and 76,389 shares issuable upon exercise of options.  Does not include 234,410 options which are not exercisable within 60 days of this report.

(10)	Includes 1,218,334 shares of common stock issuable upon exercise of options. Does not include 204,080 options which are not exercisable within 60 days of this report.
(11)	Includes 69,445 shares of common stock issuable upon exercise of options. Does not include 210,318 options which are not exercisable within 60 days of this report.
(12)	Mr. Grady is an employee. Includes 1,200,000 shares of common stock issuable upon exercise of options. Does not include 225,000 options which are not exercisable within 60 days of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Beginning in the summer of 2006, Dennis McGuire and his wife, Jacqueline McGuire, have lent money to us on an as needed basis evidenced by a demand note at 8% per annum interest.  The highest balance due was $400,000.  All of the loans were repaid in 2008. Since our inception in 1998, we have owed $40,000 to a company controlled by Dennis and Jacqueline McGuire.  In 2008,  we paid the remaining principal amount of $26,000 and $18,750 of accrued interest.  In August 2008, Mr. Patrick Haskell our former Chief Executive Officer and Chairman lent us $41,656 as an interim loan.  This amount was paid in full in December 2008.  Messrs. Haskell and Michael Furman, our former Executive Vice President, each lent us $100,000 and Mr. Keating, a director, lent us $180,000 and received convertible notes and warrants as part of our 2008 private placements. The terms of their investment were the same as provided to other unaffiliated investors.  Since January 2008, Messrs. Haskell, Furman and Keating have lent us $750,000, $400,000 and $230,000, respectively. Mr. Furman and Mr. Haskell converted their remaining note at $0.36 per share in March 2010.   In March 2009, Mr. Haskell advanced us $15,000 against accounts receivable, which was repaid.

Beginning in May 2007, we ceased paying salaries to our management on a regular basis.  The following chart reflects the amounts due at December 31, 2008, December 31, 2009 and as of March 31, 2010.

Name	December 31, 2008		December 31, 2009		March 31, 2010
Dennis McGuire		$29,207	$	---	$	---
James Rushing III		$24,015	$	---	$	---
Michael Donn, Sr.		$16,226	$	---	$	---
Jacqueline McGuire	$	---	$	---	$	---
Adrian Goldfarb	$	---	$	---	$	---
Stephen Johnson		$10,625	$	---	$	---

As of January 1, 2009, Ecosphere owed Vice-Admiral Sterner, a director, $335,714 representing a loan and commissions due from 2005.  In June 2008, we renegotiated this indebtedness paying Vice-Admiral Sterner and issued him a new note of $374,423 with 7% annual interest to be paid in quarterly installments of $50,000 including interest.  In 2009, Ecosphere paid Vice-Admiral Sterner $50,000 and in December 2009, he agreed to accept quarterly payments of $25,000.  As of the date of this report, there was a balance of $310,871 on this loan.

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

The following table represents our directors and officers who participated in the Exchange Offer:

	No. of Options/Warrants Cancelled	No. of Options Issued
Dennis McGuire (1)	3,000,000	1,200,000
Jacqueline McGuire (1)	199,999	80,000
Dennis and Jacqueline McGuire (2)	2,000,000	800,000
Michael Donn, Sr.	500,000	200,000
James Rushing, III (3)	1,315,000	526,000
Vice-Admiral George Sterner	1,275,000	510,000
Barry Hechtman (3)	105,000	42,000
———————
(1)	All directors and officers exchanged only options, except Mr. and Mrs. McGuire who also exchanged warrants.
(2)	Warrants jointly owned by Mr. Dennis McGuire and Mrs. Jacqueline McGuire.
(3)	Messrs. Rushing and Hechtman resigned from the Board in August 2008.

On February 11, 2008, James C. Rushing III resigned as Chief Financial Officer and agreed to serve as Vice Chairman of the Board and assist our new Chief Financial Officer in the transition.  We agreed to compensate him at the annual rate of $92,500 (his then base salary).  The services ended on July 31, 2008.  Mr. Patrick Haskell began investing in Ecosphere in late December 2007 and was instrumental in helping us raise approximately $3,416,000.  We agreed to pay him a finder’s fee in January 2008 prior to the time he became an officer and director. In September 2008 we issued Mr. Haskell 450,000 shares of common stock as payment of the finder’s fee.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chief Executive Officer.  We also employ three members of their families.  We believe that based upon the services we receive from these related parties the compensation is fair to us.

In February 2009, Adrian Goldfarb, our Chief Financial Officer, arranged for additional financing of up to $150,000 for Ecosphere through a limited liability company managed by him and his wife.  We received a total of $50,000 from this financing and issued a $54,945 convertible note.  The funds came from domestic and international investors and Mr. Goldfarb received no benefit from the transaction.  The funds were secured by an interest in our service equipment.  During 2009, the Company repaid $21,497 due on the note. The investor converted the note in January 2010 at the rate of $0.36 per share.

In March 2009, Ecosphere issued Mr. Charles Vinick, a director, 42,425 five-year options exercisable at $0.24 per share for consulting services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ecosphere’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2009 were approved by the Audit Committee.  The following table shows the fees for the year ended December 31, 2009 and for the year ended December 31, 2008.

	2009	2008
Audit Fees (1)	$94,000	$90,000
Audit Related Fees (2)	$600	$8,000
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
———————
(1)	Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2009 and 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)           Documents filed as part of the report.

(1)
Financial Statements.  See Index to Consolidated Financial Statements, which appears on page F-1 hereof.  The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)
Financial Statements Schedules.  All schedules are omitted because they are not applicable or because the required information is contained in the consolidated financial statements or notes included in this report.

(3)	Exhibits.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws	10-Q	11/13/08	3.3
10.1	2006 Equity Incentive Plan*	10-QSB	12/11/06	10.3
10.2	First Amendment to the 2006 Equity Incentive Plan*	10-Q	11/13/08	10.9
10.3	Second Amendment to the 2006 Equity Incentive Plan*	10-Q	11/13/08	10.10
10.4	Summary of Employment Arrangement –McGuire*	10-Q	8/14/09	10.2
10.5	Summary of Employment Arrangement – Goldfarb*	10-K	3/25/09	10.18
10.6	Summary of Employment Arrangement –Haskell*	10-Q	8/14/08	10.3
10.7	Summary of Employment Arrangement –Donn*	10-Q	8/14/08	10.6
10.8	Form of Stock Option – Exchange Offer*	10-KSB	4/15/00	10.13
10.9	G3PRA, LLC Secured Line of Credit Agreement*	10-Q	11/16/09	10.1
10.10	G3PRA, LLC Secured Note*	10-Q	11/16/09	10.2
10.11	WSR Agreement*	10-KSB	4/15/08	10.17
10.12	Amendment to WSR Agreement*	10-K	3/25/09	10.21
10.13	Form of Warrant dated May 5, 2009 – Note holders Extension	10-Q	8/14/09	4.1
10.14	Bledsoe Credit Agreement dated May 16, 2008	10-Q	11/13/08	10.13
10.15	Bledsoe Credit Agreement dated November 12, 2008	10-K	3/25/09	10.15
10.16	Bledsoe Credit Agreement dated April 14, 2009	10-Q	8/14/09	10.3
10.17	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.18	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.19	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.20	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.21)				Filed
10.21	Fidelity Unit Purchase Agreement dated November 9, 2009**				Filed
10.22	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.21)				Filed
10.23	Secured Line of Credit Agreement dated May 12, 2008	10-Q	11/13/08	10.1
10.33	Secured Line of Credit Agreement dated August 28, 2008	10-Q	11/13/08	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Financial Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory agreement
**The confidential disclosure schedules are not filed in accordance with SEC Staff policy, but will be provided to the Staff upon request.  Certain material agreements contain representations and warranties, which are qualified by the following factors:

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

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Mrs. Jacqueline McGuire.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010
Ecosphere Technologies, Inc.

By:	/s/ DENNIS McGUIRE
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Adrian Goldfarb	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 31, 2010
Adrian Goldfarb

/s/ Joe Allbaugh	Director	March 31, 2010
Joe Allbaugh

/s/ Gene Davis	Director	March 31, 2010
Gene Davis

/s/ Michael Donn, Sr.	Director	March 31, 2010
Michael Donn, Sr.

/s/ D. Stephen Keating	Director	March 31, 2010
D. Stephen Keating

/s/ George Sterner	Director	March 31, 2010
George Sterner

/s/ Charles Vinick	Director	March 31, 2010
Charles Vinick

/s/ Thomas Wolfe	Director	March 31, 2010
Thomas Wolfe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders' of
Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss applicable to Ecosphere Technologies, Inc. common stock of $18,425,903, and net cash used in operations of $4,342,143 for the year ended December 31, 2009, and a working capital deficit, a stockholders' deficit and an accumulated deficit of $11,758,337, $20,368,907 and $87,893,515, respectively, at December 31, 2009. In addition, the Company has redeemable convertible cumulative preferred stock that is eligible for redemption at a redemption amount of $3,879,795 including accrued dividends as of December 31, 2009 and is in default on certain promissory notes at December 31, 2009. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 31, 2010

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008

Current Assets
Cash	$1,089,238	$461,514
Restricted cash	425,000	-
Accounts receivable	701,999	123,728
Inventories	-	32,426
Prepaid expenses and other current assets	30,656	72,101
Total current assets	2,246,893	689,769
Property and equipment, net	7,174,919	1,875,891
Construction in progress	764,229	319,975
Patents, net	37,891	41,165
Debt issue costs, net	-	276,055
Deposits	22,205	55,998
Total assets	$10,246,137	$3,258,853
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,759,308	$1,009,467
Accounts payable - related parties	-	5,485
Accrued liabilities	705,510	1,457,497
Insurance premium finance contract	-	42,270
Vehicle financing	41,339	-
Capital lease obligations	13,080	38,249
Due to affiliate	2,000	2,000
Deferred revenue	672,000	-
Notes payable – related parties (net of discount) – current portion	1,795,376	1,370,141
Notes payable – third parties (net of discount) – current portion	1,616,078	5,994,435
Fair value of liability for warrant derivative instruments	6,315,631	-
Fair value of liability for embedded conversion option derivative instruments	1,084,908	-
Total current liabilities	14,005,230	9,919,544
Capital lease obligations – less current portion	-	13,721
Deferred rent	-	4,126
Restructuring reserve	123,436	-
Notes payable - related parties - less current portion	2,000,000	115,818
Notes payable to third parties – less current portion	-	25,400
Total Liabilities	16,128,666	10,078,609
Redeemable convertible cumulative preferred stock series A 11 shares authorized; 7 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears ($1,137,556 at December 31, 2009)	1,137,556	1,111,306

Redeemable convertible cumulative preferred stock series B 484 shares authorized; 355 and 424 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,742,239 at December 31, 2009)	2,742,239	2,822,239

Commitments and Contingencies (Note 14)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 116,830,850 and 83,791,919 shares issued and outstanding at December 31, 2009 and 2008, respectively	1,168,308	837,914
Common stock issuable, $0.01 par value, 630,089 and 286,000 issuable at December 31, 2009 and 2008, respectively	6,301	2,860
Additional paid-in capital	66,349,999	53,399,704
Accumulated deficit	(87,893,515)	(64,993,779)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(20,368,907)	(10,753,301)
Noncontrolling interest in consolidated subsidiary	10,606,583	-
Total stockholder' deficit	(9,762,324)	(10,753,301)
Total liabilities, redeemable convertible cumulative preferred stock,	$10,246,137	$3,258,853
and stockholders’ deficit

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2009	2008

Revenues	$1,760,129	$247,202

Cost of revenues	924,789	163,169

Gross profit	835,340	84,033

Operating expenses
Selling, general and administrative	9,991,436	6,082,656
Impairment of assets	-	6,601
Restructuring charge	548,090	-
Total operating expenses	10,539,526	6,089,257
Loss from operations	(9,704,186)	(6,005,224)

Other income (expense):
Other income	1,758	-
Other expense	-	(12,599)
Loss on conversion	(716,783)	(256,271)
Interest expense	(5,184,747)	(5,419,562)
Change in fair value of derivative instruments	(3,446,612)	-
Total other income (expense)	(9,346,384)	(5,688,432)

Net loss	(19,050,570)	(11,693,656)

Preferred stock dividends	(118,750)	(138,250)

Net loss applicable to common stock	(19,169,320)	(11,831,906)

Less: Net loss applicable to noncontrolling interest in consolidated subsidiary	743,417	-

Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(18,425,903)	$(11,831,906)

Net income (loss) per common share applicable to common stock
Basic and diluted	$(0.19)	$(0.16)

Weighted average number of common shares outstanding
Basic and diluted	99,627,077	73,158,831

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2009 and 2008

	Common Stock (Shares)	Common Stock Par Value	Common Stock Issuable (Shares)	Common Stock Issuable Par Value	Additional Paid In Capital	Accumulated Deficit	Total

Balance at December 31, 2007	63,927,180	$639,266	297,763	$2,978	$45,214,073	$(53,300,123)	$(7,443,806)

Shares issued for services	559,524	5,595	250,000	2,500	375,905	—	384,000
Shares issued in connection with debt offerings, renewals	881,622	8,817	(297,763)	(2,978)	113,266	—	119,105
Conversions of notes and debentures to common stock	12,599,112	125,991	—	—	1,754,055	—	1,880,046
Shares issued for interest	431,848	4,319	—	—	113,906	—	118,225
Conversion of Series A Preferred Stock to common stock	12,000	120	36,000	360	49,520	—	50,000
Conversion of Series B Preferred Stock to common stock	4,170	41	—	—	12,459	—	12,500
Vesting of Restricted Stock	1,093,050	10,931	—	—	210,932	—	221,863
Exercise of warrants for cash	1,285,000	12,850	—	—	176,450	—	189,300
Cashless exercise of warrants	2,998,413	29,984	—	—	(29,984)	—	—
Warrants and options granted for services	—	—	—	—	541,886	—	541,886
Beneficial conversion features of debt offerings	—	—	—	—	1,374,636	—	1,374,636
Warrants issued in connection with debt offerings	—	—	—	—	2,253,062	—	2,253,062
Stock options granted and vested to employees, directors and advisors	—	—	—	—	1,377,788	—	1,377,788
Redeemable preferred stock dividends	—	—	—	—	(138,250)	—	(138,250)
Net loss, 2008	—	—	—	—	—	(11,693,656)	(11,693,656)

Balance at December 31, 2008	83,791,919	837,914	286,000	2,860	53,399,704	(64,993,779)	(10,753,301)

Cumulative effect adjustment of a change in accounting principle	-	-	-	-	(5,240,525)	(4,592,583)	(9,833,108)
Common stock issued for conversion of debentures	7,679,166	76,796	-	-	1,075,083	-	1,151,879
Common stock issued for conversion of debenture interest	229,340	2,293	-	-	96,870	-	99,163
Common stock issued for conversion of convertible notes	16,350,006	163,500	-	-	2,341,500	-	2,505,000
Common stock issued for conversion of convertible note interest	2,158,000	21,580	-	-	954,140	-	975,720
Common stock issued for options and warrants exercised for cash	2,000,635	20,007	-	-	446,050	-	466,057
Common stock issued for cashless warrant exercises	3,080,714	30,807	-	-	(30,807)	-	-
Common stock issued for the conversion of Series B preferred stock	57,615	576	-	-	171,924	-	172,500
Common stock issued /issuable for restricted stock vesting	61,696	617	773,810	8,785	825,015	-	834,417
Issuance of issuable shares, net of cancellations	493,456	4,935	(546,000)	(5,460)	525	-	-
Common stock issued for salary	252,627	2,526	-	-	75,788	-	78,314
Common stock issued for liability	675,676	6,757	-	-	243,243	-	250,000
Common stock issued as severance	-	-	116,279	116	49,884	-	50,000
Stock options granted and vested to employees, directors and advisors	-	-	-	-	3,382,633	-	3,382,633
Options issued for services	-	-	-	-	45,738	-	45,738
Reclassification of embedded conversion option derivative liability to equity for note conversions/repayments	-	-	-	-	7,138,569	-	7,138,569
Reclassification of warrant derivative liability to equity for warrrant exercises	-	-	-	-	1,493,415	-	1,493,415
Preferred stock dividends	-	-	-	-	(118,750)	-	(118,750)
Net loss, 2009	-					(18,307,153)	(18,307,153)

Balance at December 31, 2009	116,830,850	$1,168,308	630,089	$6,301	$66,349,999	$(87,893,515)	$(20,368,907)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) before preferred dividends and after noncontrolling interest	$(18,307,153)	$(11,693,656)
Adjustments to reconcile net income (loss) to net cash used in operating activities		.
Depreciation and amortization	688,177	259,642
Amortization of debt issue costs	276,055	515,363
Provision for asset impairment	-	6,601
Accretion of discount on notes payable	2,631,289	4,294,206
Loss on conversion of accrued interest to stock	716,783	208,500
Non-cash stock-based compensation expense	4,305,292	1,583,972
Interest expense for warrant derivative liability related to new warrants	684,381	-
Interest expense for embedded conversion option derivative liabilty of new convertible debt	983,871	-
Non-cash expense to renew/extend loans	-	12,500
Warrants issued for services	-	17,969
Options issued for services	7,500	33,170
Option/warrant exchange program expense	-	15,679
Increase in fair value of derivative liability	3,446,612	-
Noncontrolling interest in consolidated subsidiary	(743,417)	-
Changes in operating assets and liabilities	-
Decrease (increase) in accounts receivable	(578,271)	(119,928)
(Increase) in inventories	-	(32,426)
(Increase) decrease in prepaid expenses and other current assets	35,296	122,975
(Increase) in debt issue costs and other non-current assets	-	(180,001)
Increase in accounts payable	749,841	67,652
Increase (decrease) in accounts payable - related parties	(5,485)	(1,389)
Increase in restructuring reserve	198,912	-
Increase in deferred rent	3,094	4,126
Increase in deferred revenue	672,000	-
(Decrease) Increase in accrued expenses	(106,920)	505,874
Net cash used in operating activities	(4,342,143)	(4,379,171)
INVESTING ACTIVITIES:
Proceeds from sale of investment	-	250,000
Construction in process purchases	(6,212,776)	(319,975)
Investment in restricted cash	(425,000)	-
Purchase of property and equipment	(184,389)	(1,585,315)
Net cash (used in) investing activities	(6,822,165)	(1,655,290)
FINANCING ACTIVITIES:
Proceeds from noncontrolling interest investment	11,350,000	-
Proceeds from issuance of notes payable and warrants	700,000	5,627,500
Proceeds from issuance of notes payable	45,500	-
Proceeds from issuance of notes payable and warrants to related parties	80,000	1,080,000
Proceeds from issuance of notes payable to related parties	-	41,856
Proceeds from warrant and option exercises	466,055	189,300
Proceeds from vehicle financing	41,339	-
Repayments of notes payable and insurance financing	(800,565)	(390,646)
Repayments of notes payable to related parties	(51,407)	(347,445)
Principal payments on capital leases	(38,890)	(34,238)
Net cash provided by financing activities	11,792,032	6,166,327
Net (decrease) increase in cash	627,724	131,666
Cash, beginning of year	461,514	329,848
Cash, end of year	$1,089,238	$461,514

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

SUPPLEMENTAL CASH FLOW INFORMATION

	For the Year Ended December 31,

	2009	2008

Cash paid for interest	$364,739		$229,750
Cash paid for income taxes	$—		$0

Non-cash investing and financing activities:
Accrued preferred stock dividends	$118,750		$138,250
Beneficial conversion features of convertible notes and debentures	$—		$1,374,636
Warrants issued in connection with financing	$—		$2,253,062
Common stock issued for services	$—		$88,000
Common stock issued for debt issue costs	$—		$288,000
Conversion of convertible debentures to common stock	$1,151,879		$1,880,046
Conversion of convertible notes to common stock	$1,455,000	$
Conversion of related party debt to common stock	$1,050,000		$—
Reduction of derivative liability for embedded conversion options from conversion of convertible debentures	$1,480,985		$—
Reduction of derivative liability for embedded conversion options from conversion of convertible notes	$4,947,750		$—
Common stock issued as payment of accrued interest	$1,074,884		$118,225
Common stock issued in payment of services or accounts payable	$328,314		$—
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—		$50,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$172,500		$12,500
Conversion of accrued interest to notes payable	$—		$145,383

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The accompanying consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”),  its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”), Ecosphere Energy Solutions, Inc. (“EES, Inc.”) and  Ecosphere Renewable Energy Corp, (“EREC”).  ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. EES was organized in November 2006.  It develops and markets water processing systems to the oil and gas exploration industry using the Company’s patent pending Ozonix TM Process.  EREC was formed in July 2008 to market the Company’s LifeLink and Ecos Power Cube technologies.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES. (See Note 19)   Except for EES, all of the Company’s subsidaries are inactive.

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

Restricted cash, which amounted to $425,000 as of December 31, 2009, consists of amounts held in escrow to provide the funds necessary to repay certain secured convertible original issue discount notes.

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

CONSTRUCTION IN PROGRESS

Construction in progress includes the direct cost of parts and components plus direct labor and allocated overhead for the manufacturing of Ecos Brine and EcosFrac water processing equipment for use in the oil and gas exploration business.  As of December 31, 2008, the balance of construction in progress relates to the original EcosFrac unit and an EcosBrine unit. As of December 31, 2009, the balance of construction in progress relates to uncompleted EcosFrac units.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using a first-in, first-out method. During 2008, the value of the prototype was written down to zero. At December 31, 2008, inventory of $32,426 consists of the cost of a trailer which was incorporated into a new water processing unit in 2009.  No inventory was on hand as of December 31, 2009.

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

PATENTS

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2009 and 2008 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $3,275 and $2,100 for the years ended December 31, 2009 and 2008, respectively.

DEBT ISSUE COSTS

In connection with the debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various third parties. The Company capitalizes these costs and amortizes them over the life of the debenture, using the effective interest method of amortization.  In 2008, the Company incurred additional debt acquisition costs of $791,417 related to the various financings during the year, $180,000 of which were paid in cash with the remainder paid in common stock and warrants.  No additional costs were incurred during the year ended December 31, 2009.  Amortization expense in 2009 and 2008  amounted  to $276,054 and $515,363, respectively.  Accumulated amortization at December 31, 2009 and 2008 amounted to $791,417 and $515,363, respectively. (Notes 10 and 12)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10  "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended December 31, 2008,  the Company wrote off the cost of the original Ecosphere Ozonix® unit, $162,601, which was built for testing in the Barnett Shale of Texas, when it was determined the value of the unit was impaired.  In connection with the write-off, the Company also reduced deferred revenue related to the unit in the amount of $156,000, resulting in a loss on impairment of $6,601.  There were no write-offs  for the impairment of long-lived assets during the year ended December 31, 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

DEFERRED REVENUE

Deferred revenue consists of amounts received by the Company prior to the Company performing the services.  In October 2009, the Company received a payment of $960,000 from one customer as prepayment for ten months of water processing services.  The Company recorded the amount in deferred revenue and is amortizing $96,000 each month to revenue as the water processing services are performed.

REVENUE RECOGNITION

In accordance with ASC 605-10,  revenue from sales of equipment is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Revenue from water-filtration contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

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

Some projects we undertake are based upon our providing water processing services for fixed periods of time.  Revenue from these projects is recognized based upon the number of days the service has been  provided during the reporting period.

The Company includes shipping and handling fees billed to customers as revenues and handling costs as cost of revenues.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $97,389 and $1,090 for the years ended December 31, 2009 and 2008, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $10,537 in 2009 and $4,224 in 2008.

NON-CONTROLLING INTEREST

The  Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly the Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets and reports noncontrolling interest net loss under the heading net loss applicable to noncontrolling interest in consolidated subsidiary in the consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

INCOME TAXES

The Company accounts for income taxes pursuant to the provisions of ASC 740-10 "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning January 1, 2007, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2009, tax years 2006, 2007 and 2008 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Effective January 1, 2007, the Company adopted ASC 740-10 which provided guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position and clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. This adoption did not have an impact on the accompanying consolidated financial statements.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventories, estimates of depreciable lives and valuation of property and equipment, estimates of the amortization period of intangible assets, restructuring charges,  valuation of discounts on debt, valuation of the liabilities for warrant and embedded conversion option derivative instruments, beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

RECLASSIFICATIONS

Certain amounts included in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on total assets, liabilities, stockholders’ deficit or gross profit (loss), loss from operations or net loss.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The cumulative effect of the change in accounting principle was recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital. The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of ASC 815-40. The amounts recognized in the Consolidated Balance Sheet as of December 31, 2009 are the result of the initial application of ASC 815-40, as of January 1, 2009, and the revaluation of the derivative liabilities through December 31, 2009 and have been determined based on the amounts that would have been recognized if the guidance of ASC 815-40 had been applied from the issuance dates of the instruments.

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

Table 1	Black Scholes Inputs for the Three Months Ended March 31, 2009
Warrants
	Issuance of Warrants	As of December 31, 2008	As of March 31, 2009
Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009
Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

Table 2	Black Scholes Inputs for the Three Months Ended June 30, 2009
Warrants
		Issuance of New Warrants	As of June 30, 2009
Volatility		132.91% - 133.73%	132.91%
Expected Term		5 years	1.88 - 5 years
Risk Free Interest Rate		1.65% - 2.70%	1.11% - 2.54%

Embedded Conversion Options
	Notes Converted During the Three Months Ended June 30, 2009	Issuance of New Convertible Notes	As of June 30, 2009
Volatility	132.91% - 146.31%	132.91% - 133.63%	132.91%
Expected Term	0.001 - 0.67 years	1 year	0.16 - 1.0 years
Risk Free Interest Rate	0.0013% - 0.60%	0.49% - 0.51%	0.09% - 0.51%

Table 3	Black Scholes Inputs for the Three Months Ended September 30, 2009
Warrants
		Issuance of New Warrants	As of September 30, 2009
Volatility		133.05%	125.17%
Expected Term		5 years	3.25 - 4.78 years
Risk Free Interest Rate		2.22% - 2.33%	1.56% - 2.27%

Embedded Conversion Options
	Notes Converted During the Three Months Ended September 30, 2009	Issuance of New Convertible Notes	As of September 30, 2009
Volatility	132.67% - 133.05%	125.7% - 133.05%	125.17%
Expected Term	0.14 - 0.29 years	1 year	0.001 - 0.78 years
Risk Free Interest Rate	0.07% - 0.16%	0.40% - 0.47%	0.001% - 0.31%

Table 4	Black Scholes Inputs for the Three Months Ended December 31, 2009
Warrants
	Warrants Exercised During the Three Months Ended December 31, 2009	Issuance of New Warrants	As of December 31, 2009
Volatility	105.08 - 116.29%	116.29%	103.40%
Expected Term	2.08 - 2.15 years	5 years	1.95 - 4.71 years
Risk Free Interest Rate	0.78% - 0.95%	2.53%	0.51% - 2.45%

Embedded Conversion Options
	Notes Converted During the Three Months Ended December 31, 2009	Issuance of New Convertible Note	As of December 31, 2009
Volatility	115%	116.40%	103.40%
Expected Term	0.19 years	1 year	0.001 - 0.82 years
Risk Free Interest Rate	0.08%	0.41%	0.001% - 2.53%

Based upon the estimated fair values, as calculated, the Company recorded a cumulative effect adjustment of a change in accounting principle of approximately $10,218,000 as of January 1, 2009, which has been recorded by a credit to fair value liability for warrant derivative instruments of approximately $5,093,000 and fair value liability of embedded conversion option derivative instruments of approximately $5,125,000 and debits to loan discount of approximately $385,000, additional paid in capital of approximately $5,240,000 and accumulated deficit of approximately $4,593,000.

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

The impact of the change in accounting principle for the three months ended March 31, 2009 was to change a net loss applicable to common stock of $3,390,163 or $0.04 per share basic into net income applicable to common stock of $3,072,838 or $0.04 per share basic and $0.03 per share diluted.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above. Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by  $1,486,302 which was recorded as other income for the three months ended September 30, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at September 30, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by $687,265 which was recorded as other income for the three months ended September 30, 2009.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.47 and the ranges for volatility, expected term and risk free interest indicated in Table 4 above. Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $41,129 which was recorded as other income for the three months ended December 31. 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at December 31, 2009 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.47 and the ranges for volatility, expected term and risk free interest indicated in Table 4 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by $77,851 which was recorded as other income for the three months ended December 31, 2009.

In addition, the Company recorded debt discount of $73,588 related to the fair value of the liability for embedded conversion option derivative instruments contained in a new convertible original issue discount note with a face amount of $125,000 issued during the three months ended December 31, 2009. The note is convertible at $0.36 per share. The fair value of the liability for embedded conversion option derivative instrument was calculated using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 4 above.

Further, the Company recorded debt discount of $36,536 related to the fair value of 112,500 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of the new convertible original issue discount note. The warrants were valued using the Black- Scholes option pricing model, the price of the company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 4 above.

A summary of the new secured convertible original issue discount notes and new warrants issued during the three months ended December 31, 2009  is as follows:

Convertible Debt
	Conversion Rate	Principal Amount
Secured Convertible Original Issue Discount Notes	$0.36	125,000
Total		$125,000

Warrants
	Exercise Price	Number of Warrants
Warrants issued in connection with new Secured Convertible Original Issue Discount Note	$0.25	112,500
Total		112,500

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Effective January 1, 2008, we adopted fair value accounting guidance for financial assets and liabilities (ASC 820). The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Liabilities		(Level 1)	(Level 2)	(Level 3)

Fair value of liabilities for warrant derivative instruments	$6,315,631	$-	$-	$6,315,631
Fair value of liability for embedded conversion option derivative instruments	1,084,908	-	-	1,084,908
Total Financial Liabilities	$7,400,539	$-	$-	$7,400,539

Following is a roll forward through December 31, 2009 of the fair value liability of  warrant derivative instruments and embedded conversion option derivative instruments:

	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments
Balance December 31, 2008	$-	$-
Cumulative effect of adoption of accounting principle	5,093,141	5,125,017
Balance at January 1, 2009	5,093,141	5,125,017
Fair value of new warrants and embedded conversion options	952,165	(1,415,578)
Fair value of warrants exercised or embedded conversion options converted	(1,493,415)	(7,138,569)
Change in fair value included in other (income) loss	1,763,740	1,682,882
Balance at December 31, 2009	$6,315,631	$1,084,908

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification during the year ended December 31, 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. The current financial statements will provide reference to the new guidance only.

In May 2009, the FASB issued guidance on subsequent events.  This guidance does not result in significant changes in the subsequent events that an entity reports in its financial statements.  The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This guidance was effective for the Company in the second quarter of 2009, and the required disclosure has been included in the consolidated financial statements.  The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance and as a result evaluates its options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under GAAP.  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under GAAP are reclassified to liability at the fair value of the instrument on the reclassification date.  See Change in Accounting Principle for the impact of this guidance on the Company’s consolidated financial statements.

ASC 810 changed the accounting and reporting for minority interests such that they will be recharacterized as noncontrolling interests and classified as a component of equity. ASC 810 became effective for fiscal years beginning after December 15, 2008 with early application prohibited. The Company implemented ASC at the start of fiscal 2009. The Company presents noncontrolling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets. Minority interest expense is no longer separately reported as a reduction to net income on the consolidated income statement, but is instead shown below net (loss) under the heading “net loss applicable to noncontrolling interests in consolidated subsidiary.” The adoption of ASC 810 did not have any other material impact on the Company’s financial statements.

In May 2008, the FASB issued guidance which identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of this guidance has not had a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued guidance that requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Through December 31, 2009, there was no impact of adopting this guidance on the Company’s consolidated financial statements.

In April 2008, the FASB issued guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under GAAP. This guidance was effective for fiscal years beginning after December 15, 2008. Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In March 2008, the FASB issued guidance that amends and expands the disclosure requirement for derivative instruments and hedging activities. It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under GAAP, and (iii) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company as of January 1, 2009. Through December 31, 2009, there was no impact of this guidance on the Company’s consolidated financial statements.

On January 1, 2008, the Company adopted guidance that defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued further guidance, which delays the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Excluded from the scope of the guidance are certain leasing transactions accounted for under GAAP.  The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of this guidance.  The Company adopted this guidance in the third quarter and has since that time presented the disclosure required by the guidance.

2.  GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2009, the Company incurred net losses applicable to Ecosphere Technology, Inc. common stock of approximately $18.4 million. At December 31, 2009, the Company had a working capital deficiency of approximately $11.8 million, a stockholders’ deficit of approximately $20.4 million, had an accumulated deficit of approximately $87.9 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of December 31, 2009. The Company has not yet attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems.  During the year ended December 31, 2009. management secured two multi year  operating agreements with two large natural gas exploration companies.  The contracts provide for minimum annual revenues to the Company’s 52.6% owned subsidiary in excess of $7.5 million. Despite the continuing decline in the economy in the United States and overseas, we were able to raise an additional $11.3 million during 2009 which provided the funds necessary to build and deploy the equipment related to the operating agreements indentified.  We anticipate the need for additional financing of $25- $30 million to manufacture additional equipment to meet the growing demand for our services.  Management is currently is discussions with several possible sources for this financing.  The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

3.  ACCOUNTS RECEIVABLE

As of December 31, 2009, accounts receivable in the amount of $701,999 consisted of amounts due from three customers, two for processing frac flowback water and one for providing EcoFrac services to treat water without the use of chemicals prior to the water being used in the process of fracturing natural gas wells. As of December 31, 2008, accounts receivable in the amount of $123,728, related to amounts due from one customer for processing frac flowback water in November and December 2008.   As of December 31, 2009 and 2008, the Company had not recorded an allowance for doubtful accounts as all amounts due were considered fully collectible.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2009	December 31, 2008
Vendor deposits	$—	$14,351
Prepaid insurance	14,847	55,750
Other	15,709	2,000
Total prepaid expenses and other current assets	$30,656	$72,101

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2009	December 31, 2008
Plant and machinery	5 years	$7,383,345	$1,526,330
Water filtration equipment	5 years	865,375	865,375
Furniture and fixtures	5- 7 years	300,360	286,694
Automobile and trucks	5 years	153,815	56,047
Leasehold improvements	5 years	234,718	234,718
Office equipment	5 years	450,275	436,859

		9,387,888	3,406,023
Less total accumulated depreciation		(2,212,969)	(1,530,132)

Property and equipment, net		$7,174,919	$1,875,891

The Company entered into a capital lease during the year ended December 31, 2007 for a copier.  During the years ended December 31, 2009 and 2008, depreciation expense related to this asset amounted to $21,404 and $21,404.

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

During the year ended December 31, 2009, the Company transferred the cost of Ecos Frac units and an Ecos Brine unit into plant and machinery. The total aggregate capitalized cost of these asset amounted to $5,694,196.  These assets are being depreciated using the straight line method over five years.  As of December 31, 2009, the aggregate carrying value of these units was $5,487,524.

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $684,902 and $257,542, respectively.

6.  ACCRUED EXPENSES

The major components of accrued expenses are summarized as follows:

	December 31, 2009	December 31, 2008
Accrued payroll and related benefits	$217,004	$441,342
Accrued interest	210,147	476,753
Other accrued expenses	278,359	539,402
Total accrued expenses	$705,510	$1,457,497

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.  NOTES PAYABLE

(a.)           Related Parties

Notes payable to related parties consist of the following:

December 31, 2009	December 31, 2008
Unsecured notes payable to Director, interest at prime plus 2% (9.25% at December 31, 2007). Effective January 1, 2007, the Company and Director modified the note whereby the Company agreed to pay Director $40,000 per quarter beginning on March 31, 2007, until all amounts currently owed to Director (this $240,000 note, plus accrued interest and commissions earned, totaling $341,412) are paid in full. Per the agreement, payments will first be applied to accrued interest, then accrued commissions and then the principal balance of the note. After no payments were made under the January 1, 2007 terms, the Company and the Director entered into a new agreement in June 2008 whereby the Company made a payment of $31,080 to the Director and signed a new note agreement for the balance of all amounts due under the prior agreement plus accrued interest, $374,423.  The new agreement calls for quarterly principal and interest payments of $50,000 and a fixed interest rate of 7%.  As of December 31, 2008, the Company has made one payment of $50,000 under new terms.  During 2009, the Company made two payments of totaling $50,000 consisting of principal in the amount of $24,843 and interest of $25,157. In December 2009, the holder agreed to receive quarterly payments of $25,000.
$310,871	$335,714

Secured 12 % one year notes convertible at $0.15 per share of common stock payable to the Company’s former Chief Executive Officer with principal amounts of $650,000.  The holder received 1,300,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $318,307 which is being amortized over the life of the notes.  As of December 31, 2008 the unamortized amount of this these discounts is $48,419.  The notes were due in varying amounts from March 2009 to May 2009.  As of December 31, 2008, the Company owes accrued interest of $57,317 on these notes.  $325,000 of these notes were reclassified to related party in 2008.  During the year ended December 31, 2009,  The holder received an additional 385,000 five year warrants at an exercise price of $0.15 per share as inducement to extend the terms of  notes with a principal balance of $385,000 for six months.  The holder subsequently converted all amounts due under these convertible notes into 4,333,333 shares of common stock and converted accrued interest of  $101,100 on these notes into 674,000 shares of common stock resulting in a loss on conversion of $201,660.  This individual resigned as Chief Executive Officer effective July 31, 2009.
—	601,581

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to the Company’s former Chief Executive Officer with a principal amount of $111,111.  The holder funded $100,000 to the Company.  As such the Company recognized an original issue discount of $11,111 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $24,691 which is being amortized over the life of the note.  As of December 31, 2009 the unamortized amount of these discounts is $-0-.   The note was due in August 2009  and is technically in default as of December 31, 2009.  In March 2010, the Company issued 308,642 shares of the Company’s common stock to the holder upon conversion of the note payable.
111,111	87,668

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

December 31, 2009	December 31, 2008
Secured 12 % one year note convertible at $0.15 per share of common stock payable to a Director with a principal amount of $50,000.  The holder received 100,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $33,299 which has been fully amortized as of December 31, 2008, since the note was exchanged in 2008.  During the year ended December 31, 2009,  The holder received an additional 50,000 five year warrants at an exercise price of $0.15 per share as inducement to extend the term of  note for six months.  The holder subsequently converted all amounts due under the note into 333,333 shares of common stock and converted accrued interest of  $9,000 on the note into 60,000 shares of common stock resulting in a loss on conversion of $18,600.
—	50,000

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to a Director with a principal amount of $200,000.  The holder funded $180,000 to the Company.  As such the Company recognized an original issue discount of $20,000 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $166,667 which is being amortized over the life of the note.  As of December 31, 2009 the unamortized amount of  these discounts is $-0-.  In September 2009, the Company issued 180,000 five year warrants exercisable at $0.25 per share to extend the due date of this note until March 2010.
200,000	70,622

Secured 12 % one year notes convertible at $0.15 per share of common stock payable to the Company’s former Senior Vice President of Business Development with principal amounts of $300,000.  The holder received 600,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $221,882 which is being amortized over the life of the debt.  During the year ended December 31, 2009,  the holder received an additional 25,000 five year warrants at an exercise price of $0.15 per share as inducement to extend the term of one of the notes with a principal balance of $25,000 for six months.  The holder subsequently converted all amounts due under these notes into 2,000,000 shares of common stock and converted accrued interest of  $37,500 on the note into 250,000 shares of common stock resulting in a loss on conversion of $75,900.
—	217,706

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to the Company’s former Senior Vice President of Business Development with a principal amount of $111,111.  The holder funded $100,000 to the Company.  As such the Company recognized an original issue discount of $11,111 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $24,691 which is being amortized over the life of the note.  As of December 31, 2009 the unamortized amount of this discount is $-0-.  The note was due in September 2009 and is technically in default as of December 31, 2009. In March 2010, the Company issued 308,642 shares of the Company’s common stock to the holder upon conversion of the note payable.
111,111	87,668

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

December 31, 2009	December 31, 2008
Secured 12 % one year note convertible at $0.15 per share of common stock payable to an Employee with a principal amount of $35,000.  The holder received 70,000 three year warrants exercisable at $0.15 per share.  The Company recorded a note discount related to the warrants and the beneficial conversion of $15,592 which has been fully amortized as of December 31, 2008, since the note was exchanged in 2008.  During the year ended December 31, 2009,  the holder received an additional 35,000 five year warrants at an exercise price of $0.15 per share as inducement to extend the term of one of the notes with a principal balance of $35,000 notes for six months.  The holder subsequently converted all amounts due under these notes into 233,333 shares of common stock and converted accrued interest of  $6,300 on the note into 42,000 shares of common stock resulting in a loss on conversion of $13,020.
—	35,000

Secured six month original issue discount note due to a company then controlled by the Chief Financial Officer of the Company.  In February 2009, the Company received $50,000 in exchange for the note with a principal amount of $54,945.  The note was due in August and was secured by the Company’s original EcosFrac unit.  The original issue discount of $4,945 was amortized over the original term of  the note. In July, the Company repaid $1,000 of the note.  Further, in July 2009 this debt was transferred to EES along with the transfer of the asset securing the debt. In August 2009, the holder agreed to extend the term of the note for 12 months in exchange for receiving five year warrants to purchase 53,945 shares of the Company’s common stock for $0.25 per share. The new note was convertible at $0.36 per share and had a principal balance of $59,939. The Company recorded an original issue discount of $5,994 and a discount of $35,532 related to the warrants , both of which are being amortized  over the term of the new note.  In November 2009, the Company prepaid $20,497 of the note which resulted in a reduction of the discount and principal of $2,946 and $22,213.  As such the remaining balance of principal and unamortized discount as of December 31, 2009 amounted to $37,726 and $28,095, respectively.   In January 2010, the holder converted the remaining principal balance into 104,794 shares of the Company’s common stock.
9,631	—

Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix unit. The Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $54,168.   Principal and interest were due under this agreement on May 21, 2009.   In May 2009, the term of the note was extended to December 31, 2009.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In November 2009, the note was converted into a one year installment note bearing of 9.056% with monthly payment of principal and interest of $100,546.  Accrued interest as of December 31, 2009 amounted to $8,772.
	1,052,652	—

Secured $2 million, notes payable bearing interest of 15% and secured by the second and third EcosBrine Ozonix units.  Amounts under this agreement are due in November and December 2009. The Company issued warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $166,316. Accrued interest as of December 31, 2008 amounted to $25,274. This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In connection with the investment, the annual interest rate was reduced to 12% and the due date of the note was extended to December 2011.
	2,000,000	—

Total	3,795,376	1,485,959
Less: current portion	1,795,376	1,370,141
Related party notes payable – net of current portion	$2,000,000	$115,818

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

(b.)           Other

Notes payable consist of the following:

December 31, 2009	December 31, 2008
Unsecured, convertible, three year, 9% debentures (December 2006 Convertible Debenture Financing), with a principal amount of $5,595,238 at December 31, 2006, issued at an original discount, with warrants. During 2007, the debentures were replaced by new debentures that are convertible into common stock at $0.15 per share and the original warrants were replaced by warrants exercisable at $0.15 per share, as a result of the closing of the UES asset sale on October 9, 2007. In addition, principal in the amount of $4,000,000 was repaid and principal in the amount of $14,706 was converted into 97,410 shares of common stock, resulting in a principal balance of $1,580,532 at December 31, 2007. The debt modification and repayment has been treated as a debt extinguishment under EITF 96-19 and accordingly, all pre-extinguishment discounts were written-off, resulting in a loss on extinguishment of debt in 2007 in the amount of $2,648,534, and the new discounts have been recorded. The Company recorded a discount in the amount of $1,045,260 related to the warrants and a discount of $535,273 related to the beneficial conversion feature. At December 31, 2009 and 2008, unamortized discounts totaled $-0- and $503,655, respectively.  During the year ended December 31, 2008, the holders converted $428,657 of principal into 2,857,713 shares of common stock.  During the year ended December 31, 2009, the holders converted the remaining principal balance of $1,151,876 into 7,679,166 shares of common stock.  In addition, the holders received 229,340 shares of common stock in payment of accrued interest resulting in a loss on conversion of $62,545.  As of December 31, 2009, the Company owes accrued interest of $47,643 on these debentures.
$—	$648,221

Unsecured notes payable, interest at prime plus 2% (5.25% at December 31, 2008), due as follows:  $1,297,870 on July 13, 2008. The principal amount of these notes as of December 31, 2008 and 2007 was $504,652 and $772,870, respectively.  On February 13, 2007 the maturity date was extended to July 13, 2007 in exchange for a principal payment of $50,000, payment of accrued interest of $38,684 and payment of an extension fee and expenses totaling $51,500 which has been expensed as of September 30, 2007. On July 13, 2007, the Company entered into a second extension agreement with the lender in which, it paid the lender $525,000 in principal, accrued interest from February 22, 2007, a $50,000 extension fee (one-half in cash and one-half in common stock) and $3,500 of the lender’s attorney fees. In July 2008, the maturity date was extended until October 2008 with the payment of $100,000 of principal, $15,510 of accrued interest and $25,000 of extension fees (50% in cash and 50% in stock) and expenses of $2,500.  In October 2008, the due date was further extended until January 2009 by the payment of $168,218 of principal and $14,275 of accrued interest. The remaining principal balance is currently due. As of December 31, 2008, the Company owes accrued interest of $6,444 on this note.  During the year ended December 31, 2009, the Company repaid the full amount of this loan and no further obligations remain as of December 31, 2009.
—	504,652

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

December 31, 2009	December 31, 2008

Unsecured convertible notes in the principal amount of $355,000, convertible into common stock at the rate of $0.15 per share. In addition, holders received two warrants for each $1 of principal, net of unamortized discount of $161,880 at December 31, 2007. The warrants expire in 2012 and have an exercise price of $0.15 and $0.20. A beneficial conversion feature, related to the conversion feature of the notes, was recorded in the amount of $73,861. In March 2008, the notes were exchanged for secured convertible line of credit agreements bearing interest of 12%, changing the $0.20 warrant exercise price to $0.15 and securing the agreements with the Company’s Water Filtration Truck demonstration unit.  In 2008, $325,000 of these notes were reclassified to related party debt.  As of December 31, 2008, the Company owes accrued interest of $3,381 on this note.  During the year ended December 31, 2009, the holder converted this note into 200,000 shares of common stock.  In addition, the holder received 36,000 shares of common stock in exchange for accrued interest of $5,400 resulting in a loss on conversion of $11,160.
—	30,000

Secured 12% convertible notes in the principal amount of $1,350,000, convertible into common stock at the rate of $0.15 per share. In addition, holders received two warrants for each $1 of principal.  The warrants expire in 2012 and have an exercise price of $0.15 per share.  A debt discount of $1,283,203 was recorded related to the relative fair value of the warrants and the beneficial conversion feature of the notes.  Unamortized discount as of December 31, 2008 was $293,919.  These notes are secured with Company’s Water Filtration Truck demonstration unit and are due in varying amounts from March 2009 to June 2009.   As of December 31, 2009 and 2008 accrued interest under these notes amounted to $6,000 and $194,060, respectively.  During the year ended December 31, 2009, the holders converted these notes into 9,000,000  shares of common stock.  In addition, the holders received 1,080,000 shares of common stock in exchange for accrued interest of $156,000 resulting in a loss on conversion of $269,600.
—	1,056,081

Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix unit. The Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $54,168.   Principal and interest are due under this agreement on May 21, 2009.  Accrued interest as of December 31, 2008 amounted to $61,507.  This note was reclassified to related party debt in 2009.
—	945,832

Secured $2 million, notes payable bearing interest of 15% and secured by the Newfield and Williams project Ozonix units.  Amounts under this agreement are due in November and December 2009. The Company issued warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $166,316. Accrued interest as of December 31, 2008 amounted to $25,274.  This note was reclassified to related party debt in 2009.
—	1,833,684

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
Secured one year original issue discount notes convertible at $0.36 per share of common stock payable to various holders with a principal amount of $1,428,889.  The holders funded $1,286,000 to the Company.  As such the Company recognized an original issue discount of $142,889 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $737,856 which is being amortized over the life of the notes.  As of December 31, 2008 the unamortized amount of these discounts is $629,993.  The notes are due in various amounts from September through December 2009.   During the year ended December 31, 2009, the Company issued additional one year original issue discount notes convertible at $0.36 per share in the amount of $763,889, plus five year warrants to purchase 462,500 shares of common stock at an exercise price of $0.25 per share in exchange for $687,500.  The Company recorded an original issue discount of $76,389 and a discount related to the warrants in the amount of $284,394, a discount related to the beneficial conversion option of the notes of $408,092 and recorded interest expense of $121,708 related to the excess of the fair value of the beneficial conversion options, warrants and original issue discounts over the aggregate face value of the notes.  The discounts are being amortized over the term of the notes.  During the year ended December 31, 2009, the Company issued five year warrants to purchase 1,228,550 shares of the Company’s common stock in exchange for extending the terms of notes with an aggregate principal amount of $1,365,000 for an additional six months.  The Company recorded a note discount in the amount of $547,885 related to the warrants which is being amortized over the remaining term of the notes.  During the year ended December 31, 2009 notes with an aggregate principal amount of $91,667 were repaid and notes with an aggregate principal amount of $90,000 were converted into 250,000 shares of commons stock.  As of December 31, 2009. the balance of unamortized discount amounted to $502,930.
	1,508,181	798,896

Unsecured convertible notes payable, convertible into common stock at a fixed rate equal to the closing price of the Company’s common stock the day before the investment was made which was $0.56. Interest at 12%, due 12 months from the respective issues dates through August 2007. As of December 31, 2008, the due date of the note has been extended until December 2009. As of December 31, 2008, the Company owes accrued interest of $3,025 on this note. During the year ended December 31, 2009, the Company repaid this note in full.	—	100,000

Secured original issue discount note in the principal amount of $50,000 with a term of six months in exchange for receipt of $45,000.  The note was secured by the EcosFrac prototype unit.  The Company recorded an original issue discount of $5,000 which was amortized over the term of the note.  In September 2009, the holder exchanged the note for a new one year secured convertible original issue discount note in the amount of $55,556, convertible at $0.36 per share plus the holder received 50,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company recorded an original issue discount of $5,556, a note discount of $15,761 related to the warrants issued and a discount of $9,428 related to the beneficial conversion option.  These discounts are being amortized over the term of the note.  As of December 31,2009, the unamortized discount amounted to $23,058.
	32,498	—

Unsecured note payable of $50,000 at December 31, 2009 and 2008 issued with one restricted common share for each dollar invested interest at 8%, due 12 months from the issue date through November 2007. At December 31, 2009 and 2008, $50,000 was in default with a resultant interest rate of 18%. As of December 31, 2009, the Company owes accrued interest of $13,238 on this note.	50,000	50,000

Unsecured notes payable to a group of shareholders with original principal of $156,882, originally requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010. During 2008 two note holders converted the balance of principal and accrued interest into new unsecured convertible notes bearing interest of 10%. As of December 31, 2009, only one note holder remains outstanding.	25,399	52,469
Total	1,616,078	6,019,835

Less current portion	1,616,078	5,994,435

Long-term debt	$—	$25,400

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

A summary of notes payable and the related discounts as of December 31, 2009 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$2,142,066	$(525,988)	$1,616,078
Less current portion	2,142,066	(525,988)	1,616,078
Convertible & non-convertible notes payable, net of current portion	$—	$—	$—

Related parties
Convertible & non-convertible notes payable	$3,823,471	$(28,095)	$3,795,376
Less current portion	1,823,471	(28,095)	1,795,376
Convertible & non-convertible notes payable, net of current portion	$2,000,000	$—	$2,000,000

As of December 31, 2009, the Company was in default on certain of the above mentioned notes payable totaling $272,222 for failure to make payments as agreed.

As of December 31, 2009 the weighted average interest rate on the Company’s short term debt was 11.1%.

Future cash payment obligations for notes payable are as follows:

Year ending December 31,
2010	$3,965,537
2011	2,000,000
2012 and later	—
Total	$5,965,537

8.  RESTRUCTURING RESERVE

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

In accordance with the Company’s exit strategy, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in Table 2 of Note 1. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060.  In addition, the remaining employees were entitled to receive one month’s salary in the aggregate amount of $17,860 and were granted a total of 125,000 shares of immediately vesting restricted stock with a value of $51,250, based upon the fair market value of the stock on the date of grant, $0.41.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

As of December 31, 2009, the restructuring reserve liability of $123,436 consists of the total restructuring cost of $548,090, less the fair value of the options and restricted stock grants of $283,310 and less the amount of  security deposit held by the landlord, $41,656, less the amount of rents paid since the office closed, $74, 340, less the realtor commission paid for the sublease, $60,468, plus the amount of deferred rent previously recorded by the Company, $7,220 and the security deposit received in connection with the sublease, $27,900.   The Company entered into a sublease agreement with a tenant that provides for monthly  sublease payments of approximately $10,300 through April 2013, which are being offset against the reserve.

The following table summarizes the activity in the restructuring reserve during the year ended December 31, 2009:

Restructuring reserve

Balance June 1, 2009	$548,090
Severance paid	(283,310)
Rents paid	(74,340)
Sublease commission paid	(60,468)
Sublease deposit	27,900
Offset agianst security deposit	(41,656)
Reversal of deferred rent	7,220
Balance December 31, 2009	$123,436

9.  REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of December 31, 2009 and 2008, there were  seven shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $962,556 and $936,306 on December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, no holders converted  shares of Series A preferred stock into common stock.

Series B

As of December 31, 2009 and 2008, there were 355 and 424 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,854,739  and $1,762,239 on December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009, two holders converted a total of 69 shares of Series B preferred stock into shares of common stock.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

10.  COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2009.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2009 and 2008, respectively, included the following:

Shares Issued for Cash

2009

2,000,635 shares of common stock were issued for $466,057 in cash through the exercise of warrants with strike prices between $0.10 and $0.45 per share.

2008

1,285,000 shares of common stock were issued for $189,300 cash through the exercise of warrants with strike prices between $0.10 and $0.28 per share.

Shares Issued for Services and Finders fees

2008

Of a total of 450,000 shares issuable to our then Chairman and CEO as a finder’s fee for arranging $1,750,000 of financing, with a fair market value of $288,000 based on the quoted market price of the stock on the date of grant, $0.64. 250,000 shares of common stock were issued in 2008.  The fee was earned prior to the person becoming an officer and director.  The Company recognized a loss on conversion of $200,500 representing the difference between the finder’s fee of $87,500 and the fair value of the total shares of common stock to be issued.  250,000 shares were issuable as of December 31, 2008.

359,524 shares of common stock with a fair market value of $96,000 based on the quoted market prices of the stock on the dates of grant of between $0.23 and $0.42 per share, were issued to various parties for services valued at $88,000.  As such, the Company recognized a loss on conversion of $8,000.

Shares Issued as Compensation

2009

The Company issued 207,456 shares of common stock out of a total grant of 260,000 in 2008.  The shares were issued upon vesting in 2009, as compensation to the Company’s Chief Executive Officer, Chief Operating Officer and Senior Vice President of Engineering.  The Company recognized the compensation expense related to these shares over the vesting period, in the amount of $96,200 based upon the quoted trading price of the shares on the date of the grant, $0.37.

190,894 shares of common stock with a value of $59,177, based upon the quoted trading price of $0.31 per share, were issued to our  then Chairman and CEO in lieu of salary. The amount owed our former Chairman and CEO was $59,177.

61,733 shares of common stock with a value of $19,137, based upon the quoted trading price of $0.31 per share, were issued to our then Executive Vice President of Business Development in lieu of salary. The amount owed was $19,137.

61,696 shares of common stock were issued to Directors in connection with their vesting on August 10, 2009.  The Company recognized compensation expense of $33,316  in 2009 related to these shares based on the quoted trading price of $0.81 on the date of grant, August 10, 2006.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

143,716 shares of common stock were issued to Directors in connection with their vesting on August 10, 2008.  The Company recognized compensation expense of $116,410 in 2008 related to these shares based on the quoted trading price of $0.81 on the date of grant, August 10, 2006.

16,000 shares of common stock vested and were issued to an Advisory Board Member in connection with the vesting on August 23, 2008.  The Company recognized compensation expense of $4,000 in 2008 related to these shares based on the quoted trading price of $0.25 on the date of grant, August 23, 2007.  As of December 31. 2008, 36,000 shares remain unvested related to this grant.

Shares Issued in Conversion of Preferred Stock

2009

57,615 common shares were issued upon conversion of 69 shares of Series B Preferred Stock. The total value of the preferred shares converted was $172,500.

2008

48,000 common shares were issuable upon conversion of 2 shares of Series A Preferred Stock and 4,175 shares of common stock were issued upon conversion of 5 shares of Series B Preferred Stock.  As of December 31, 2008, 36,000 shares remained issuable. The total value of the preferred shares converted was $62,500.

 Shares Issued in Payment of Interest

2009

229,340 shares of common stock with a value of $99,163 based on quoted trading prices of between $0.19 and $0.49 per share, were issued as payment for interest to the holders of the December 2006 debentures, resulting in an aggregate loss on conversion of $61,563 which is included in loss on conversion in the accompanying consolidated statement of operations.

2,158,000 shares of common stock, with a value of $975,720, based on a quoted trading price of between $0.42 and $0.49 per share were issued as payment for interest, resulting in an aggregate loss on conversion of $655,220 which is included in loss on conversion in the accompanying consolidated statement of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

Shares Issued in Conversion of Debt and other liabilities

2009

16,100,006 shares of common stock were issued to lenders upon conversion of 12% convertible notes in the amount of $2,415,000 at a conversion rate of $0.15 per share.

7,679,166 shares of common stock were issued upon conversion of December 2006 convertible debentures in the amount of $1,151,879 at a conversion rate of $0.15 per share.

675,676 shares of common stock with a value of $250,000, based upon a quoted trading price of $0.37 per share were issued to repay an advance of $250,000.

250,000 shares of common stock were issued to lenders upon conversion of secured convertible original issue discount notes in the amount of $90,000 at a conversion rate of $0.36 per share.

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

Shares Issued in Cashless Warrant Exercise

2009

3,080,714 shares of common stock were issued for 5,007,728 warrants upon the cashless exercise of the warrants.

2008

6,000 shares of common stock were issued for 6,000 warrants, at no cost per warrant. These warrants were issued prior to the December 2006 issuance of the Company’s senior convertible debentures; and the exercise price was lowered to zero with no accounting effect.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

2,992,413 shares of common stock were issued for 4,209,833 warrants upon the cashless exercise of the warrants.

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $884,417 and $221,863 for the years ended December 31, 2009 and 2008, respectively. The following table summarizes non-vested restricted stock and the related activity as of December 31, 2009:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2009	742,506	$0.40
Granted	656,559	$0.44
Vested	(851,506)	$0.40
Forfeited	—	$0.82

Non-vested at December 31, 2009	547,559	$0.47

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2009 was $161,928 which is expected to be recognized over a weighted average 1.65 years.  No restricted stock grants were issued prior to May 2006, the initiation of the plan.

11.  NET LOSS PER SHARE

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

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 89,006,430 and 112,516,134 shares of common stock at December 31, 2009 and 2008, respectively) are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.  STOCK OPTIONS AND WARRANTS

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

For the Year Ended December 31,
	2009	2008
Expected volatility	104.6 – 137.1%	92.5 – 148.3%
Expected lives	2.5 - 5 yrs	2.5 - 5 yrs.
Risk-free interest rate	1.22 – 2.95%	1.22 -3.35%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2009 and 2008 is based on historical volatility for the expected term as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.  The expected terms of the options and warrants are estimated using either the option term, for non-employee options and warrants, or the simplified method for employee and director grants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Stock-based compensation expense for the years ended December 31, 2009 and 2008 was $3,590,459 and $1,599,650, respectively.  As of December 31, 2009 and 2008, there was $3,847,155 and $3,354,073, respectively, of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next two years.

EMPLOYEE FIXED STOCK OPTION PLANS:

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2009 and 2008, options to purchase 40,000 shares of common stock at $0.28 per share were outstanding under the plan.  No further grants will be made under this Plan.

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the Date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2009 and 2008, options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provided for the granting of 2,000,000, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. As of December 31, 2009 and 2008 options to purchase 1,803,000 shares of common stock at exercise prices ranging from $0.28 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

In May 2006, the Board approved the 2006 Equity Incentive Plan, and as part of that approval, agreed to not issue any awards under the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors) from any additional grants. This plan provided for the Company to issue up to 10,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

	CURRENT		FORMER
Qualifying Event	Options(1)	Restricted Stock(1)(2)(3)	Restricted Stock(3)
Initial appointment as Chairman of the Board	$75,000	$75,000	$150,000
Initial election or appointment of non-employee director	$40,000	$40,000	$40,000
Initial appointment as an Advisory Board member	$15,000	$10,000	$12,000
Annual grant to Chairman of the Board	$40,000	$40,000	$75,000
Annual grant to non-employee director	$25,000	$25,000	$15,000
Annual grant to Advisory Board Member	$10,000	$5,000	$3,000
Initial appointment and annual grant of and to a non-employee director as Lead Director(4) or Chairman of a member of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$15,000	$15,000	$10,000
Initial appointment of and annual grant to a non-employee director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000	$10,000	$5,000

(1)	In the event that the Company does not have authorized capital, these persons will receive grants of cash settled SARs ..
(2)	The director or director advisor may elect options instead of restricted stock in order to defer income taxes.
(3)	The director or director advisor may at their option receive restricted stock units in lieu of restricted stock.
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

Because the Company did not hold an Annual Meeting of Shareholders in 2007 and therefore there were no new appointments or re-appointments and the Company did not grant or have any automatic grants of restricted stock to Board, Board Committee or Advisory Board members, except for persons who joined us in 2007.  In April 2008, the Company amended the Plan to eliminate tying the annual grants to an annual shareholders meeting and provided that the grants for 2007 occurred on April 30, 2008.  This amendment has been superseded by the September amendment.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

A maximum of 10,000,000 shares are available for grant under the 2006 Equity Incentive Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the Equity Incentive Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event.  As of December 31, 2009 and 2008, respectively, options to purchase 9,490,236 and 4,983,046 shares of common stock at exercise prices ranging from $0.21 to $0.83 per share are outstanding under this Plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option / Warrant exchange program.

Employee Fixed Plan Options

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	6,741,796	$0.69	7,565,625	$0.93
Granted	4,726,939	$0.45	2,400,920	$0.39
Exercised	-	$-	-	$-
Forfeited	-	$-	(3,224,749)	$1.05
Expired	-	$-	-	$-
Outstanding at end of year	11,468,735	$0.58	6,741,796	$0.69
Exercisable at end of year	6,741,796	$0.69	5,913,669	$0.72

Outstanding
Weighted average remaining contractual term		3.93		4.77
Aggregate intrinsic value		$434,178		$70,620
Weighted average grant date fair value		$0.27		$0.20
Exercisable
Weighted average remaining contractual term		3.27		4.22
Aggregate intrinsic value		$283,978		$70,620

In March 2008, the Company issued 1,078,000 options under the Option/Warrant exchange program.  These options have a three year term, vest immediately and have an exercise price of $0.28 per share.

In August 2008 in conjunction with the appointment of three new directors, the Board of Directors issued 854,168 five year options, exercisable at $0.48 per share, the fair value on the date of the grant, and vesting over a three year period, subject to continued service on the board.  In addition the Board granted existing members 312,500 options, and granted Advisory Board members 156,250 options, all exercisable at $0.48 and vesting on June 30, 2009, subject to continued service.

In a March 2009, the Company issued options to purchase 42,425 shares of the Company's common stock to a director in connection with a consulting arrangement. The options vested immediately and are exercisable at $0.24 per share, the fair market value on the date of grant, over a five year term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In July 2009, in accordance with the 2006 Equity Incentive Compensation Plan, the Company granted options to purchase 755,096 shares of the Company’s common stock and granted 357,140 shares of restricted common stock to its Directors and its Advisory Board Members. The options and stock vest one year from the date of grant. The options are exercisable at $0.47 per share, the fair market value on the date of grant and expire in five years.

In December 2009, the Company granted five year options to purchase 1,500,000, 250,000 and 250,000 shares of common stock to the Company’s  Chief Executive Officer, Chief Financial Officer and Vice President of Operations, respectively, at an exercise price of $0.43 per share, the fair market value on the date of the grant.  The options vest in six months.

In December 2009, the Company granted additional five year options to purchase 1,755,000 share of common stock to non-executive employees of the Company.  The options vest in six months and are exercisable at $0.43 per share.

In accordance with the Plan, the Company granted five year options to purchase 174,418 shares of common stock to the newly appointed Chairman of the Board of Directors (the Chairman).  The options vest over three years and are exercisable at $0.43 per, the fair market value on the date of the grant.  In addition the newly appointed Chairman was granted 174,418 shares of restricted stock, valued at $75,000 based upon the market value of the stock on the date of the grant.  The restricted shares will vest over a three year period, subject to the Chairman continuing to serve as the Company’s Chairman.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option/ Warrant exchange program.

Employee Fixed Non-Plan Options

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	33,216,667	$0.45	11,316,667	$0.69
Granted	6,950,000	$0.48	24,400,000	$0.44
Exercised	(551,253)	$0.15	-	$-
Forfeited	(6,500,000)	$0.57	(2,500,000)	$1.07
Expired	-	$-	-	$-
Outstanding at end of year	33,115,414	$0.45	33,216,667	$0.47
Exercisable at end of year	23,458,746	$0.44	14,625,000	$0.48

Outstanding
Weighted average remaining contractual term		3.65		4.77
Aggregate intrinsic value		$3,210,732		$1,093,433
Weighted average grant date fair value		$0.32		$0.31
Exercisable
Weighted average remaining contractual term		3.57		4.47
Aggregate intrinsic value		$1,726,315		$998,433

In March 2008, the Company issued 920,000 options under the Option/Warrant exchange program.  These options have a three year term, vest immediately and have an exercise price of $0.28 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In April 2008 the Board of Directors granted options to purchase shares of the Company’s common stock to its Founder and Co-Chief Executive Officer (Co-CEO).  Options were granted to purchase 7,000,000 shares at an exercise price of $0.30 per share, the fair market value on the date of the grant, over a five year term.  Of the options granted, 2,000,000 vested immediately, 2,000,000 will vest over a three year period subject to continued employment on the applicable vesting date and 3,000,000 will vest over a three year term, subject to meeting specified milestones. The performance vesting occurred in 2009.

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

In May 2008, the Company granted options to purchase 1,000,000 shares of common stock to its Senior Vice President of Engineering.  These options are exercisable for five years at an exercise price of $0.30 per share, the fair market value on the date of the grant.  The options vested 50% on date of grant and 50% will vest upon meeting a specified milestone.  In June 2008, the Company also issued the Senior Vice President of Engineering options to purchase 330,000 shares of common stock exercisable at $0.50 per share, the fair market value on the date of the grant, and with a five year term.  These options vest over three year period subject to continued employment on each applicable vesting date.

In June 2008, the Board of Directors also issued options to purchase 8,250,000 shares of common stock to the Company’s other Co-CEO exercisable at $0.50 per share, the fair market value on the date of the grant, over a five year term.   Of the options and SARS, 2/3 will vest over a three year period subject to continued employment on the applicable vesting date, and the balance vest over a three year period upon meeting a specified milestone approved by the Board of Directors.  The options will vest 2/3 over a three year period and 1/3 will begin vesting over a three year term upon the signing of a long term agreement with a major energy company or another significant milestone approved by the Board of Directors.  The performance vesting occurred in 2009.    In connection with his resignation in 2009, the former Chief Executive Officer forfeited the future vesting of options to purchase 5,500,000 shares of the Company’s common stock at $0.50 per share.

In June 2008, the Company issued its Chief Operating Officer and Senior Vice President of Administration options to purchase 500,000 and 300,000 shares of common stock, respectively, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term.  Of these options, 200,000 and 100,000, respectively, vest immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

In June 2008, the Company issued an employee options to purchase 300,000 shares of common stock exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term.  Of these options, 100,000 vested immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.  The employee resigned in December 2008 and as such 200,000 options were forfeited.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In July 2008, the Company issued an employee options to purchase 300,000 shares of common stock, exercisable at $0.47 per share, the fair market value on the date of the grant, over a five year term.  Of these options, 100,000 vested immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

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

In November 2008, the Company issued its Vice President of Field Operations options to purchase 300,000  shares of common stock, exercisable at $0.38 per share, the fair market value on the date of the grant, over a five year term.  Of these options, 100,000 vested immediately, with the remainder vesting in equal installments over two years, subject to continued employment on each applicable vesting date.

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

In connection with the closing of the Company’s New York office, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options, each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional prior grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in the table at the beginning of this note. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060 and is included in restructuring charges in the accompanying unaudited condensed consolidated statements of operations.

On July 1, 2009, the Company granted options to purchase 2,500,000 and 1,100,000 shares of the Company’s common stock to its Founder and Chief Executive Officer, and Chief Financial Officer, respectively.  The options vest ratably over three years, are exercisable at $0.47 per share, the fair market value on the date of the grant, and expire in five years.

In addition, the Board of Directors approved the granting of options to purchase 1,500,000 shares of the Company’s common stock to its former Chief Executive Officer and then Executive Chairman as severance to the former Chief Executive Officer, upon receipt of his resignation.  The options vested immediately, are exercisable at $0.49 per share and expire in five years.  In connection with his resignation, the former Chief Executive Officer forfeited the future vesting of options to purchase 5,500,000 shares of the Company’s common stock at $0.50 per share.

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
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

During 2009, in connection with an employment agreement for a Regional Field Engineer of EES, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.47 per share, the fair market value on the date of the grant. The options vest over three years and expire in five years.

In December 2009, the Company granted five year options to purchase 50,000 shares of common stock at an exercise price of $0.43, the fair market value on  the date of the grant, to the Company’s outgoing Chairman.  In addition, the Company granted the former Chairman 166,279 shares of common stock with a value of $50,000 based upon the market value of the stock on the date of the grant.  These options and shares vested immediately.

Non-Employee Fixed Non-Plan Options

	For the Year Ended December 31, 2009		For the Year Ended December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,803,741	$0.59	5,495,000	$1.20
Granted	500,000	$0.44	2,353,741	$0.32
Exercised	-	$-	-	$-
Forfeited	(500,000)	$0.42	(4,045,000)	$1.23
Expired	-	$-	-	$-
Outstanding at end of year	3,803,741	$0.59	3,803,741	$0.59
Exercisable at end of year	3,532,880	$0.60	3,242,000	$0.62

Outstanding
Weighted average remaining contractual term		1.44		2.37
Aggregate intrinsic value		$334,206		$64,720
Weighted average grant date fair value		$0.39		$0.38
Exercisable
Weighted average remaining contractual term		1.22		1.94
Aggregate intrinsic value		$325,664		$64,720

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

In connection with the signing of a consulting agreement in May 2009, the Company issued options to purchase 500,000 shares of common stock in May 2009, exercisable at $0.44 per share, the fair market value on the date of the grant, over a five year term. Of the options, 125,000 vested immediately, with the remainder vesting in equal installments every 120 days thereafter.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.  Forfeited options in 2008 relate to options retired in connection with the Option/Warrant exchange program.

The following table summarizes warrant activity for the year ended December 31, 2009:

Warrants	For the Year December 31, 2009		For the Year December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	39,132,197	$0.51	39,956,744	$0.61
Granted	2,807,445	$0.23	11,616,367	$0.22
Exercised	(4,530,096)	$0.19	(5,500,833)	$0.15
Forfeited	(1,927,014)	$0.15	(6,251,501)	$1.12
Expired	(2,894,325)	$0.86	(688,580)	$-
Outstanding at end of year	32,588,207	$0.51	39,132,197	$0.51
Exercisable at end of year	32,588,207	$0.52	39,132,197	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		2.29		2.89
Aggregate intrinsic value		$5,786,842		$3,752,420

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Warrant Grants in Connection with New Debt

In March 2008, warrants to purchase 510,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with new convertible notes. The fair market value of these new warrants was calculated with the Black-Scholes method using a volatility of 92.5% to 94.9% , an expected term of 5 years and a discount rate of 2.23% to 2.49% resulting in a debt discount of $28,665.

 In addition, the exercise price of 365,000 warrants, issued in connection with a previous financing, were modified from $0.20 per share to $0.15 per share.  The fair market value of the modified warrants was calculated with the Black-Scholes method using a volatility of 117.95%, an expected term of 5 years and a discount rate of 3.45% resulting in an additional debt discount of $979.

In March 2008, warrants to purchase 610,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued to an individual as a finder’s fee in connection with the $355,000 convertible notes issued in 2007 and the $255,000 of convertible notes issued during the three months ended March 31, 2008.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 94.9%, an expected term of 5 years and a discount rate of 2.365. The fair market value, $50,946 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

From April 2008 through June 2008, warrants to purchase 110,000 shares of common stock with an exercise price of $0.15 per share and a five year term were issued in connection with $55,000 of new convertible notes.  In addition, warrants to purchase 1,900,000 shares of common stock with an exercise price of $0.15 per share and a five year term, plus warrants to purchase 1,750,000 shares of common stock with an exercise price of $0.20 per share and a five year term were issued in connection with the issuance of $1,750,000 of new convertible notes.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%.  The relative fair market value of the warrants, $601,127 was recorded as additional debt discount and will be amortized over the life of the convertible notes.

In June 2008, the Company issued an additional 1,805,000 warrants to an individual as a finder’s fee in connection with the additional $1,805,000 received from these investors.  The fair market value of these warrants was calculated with the Black-Scholes method using volatility of 113.59% to 139.42%, an expected term of 5 years and a discount rate of 2.75% to 3.73%.  The fair market value of these additional warrants, $472,971 was recorded as debt issuance cost and will be amortized to interest expense over the life of the convertible notes.

In May 2008, warrants to purchase 1,000,000 shares of common stock with an exercise price of $0.15 per share and a three year term were issued in connection with a new $1,000,000 note. The relative fair market value of these warrants was calculated with the Black-Scholes method using a volatility of 133.63% , an expected term of 3 years and a discount rate of 2.71% resulting in a debt discount of $182,576 which will be amortized to interest expense over the life of the note.

In July 2008, the Board granted the consulting company that provided CFO services to the Company, 650,000 warrants and cash settled SARS, exercisable at $0.45 per share and vesting over a three year period.  All of the warrants vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date.  Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.  The fair market value of these new warrants was calculated with the Black-Scholes method using a volatility of 137.8% , an expected term of 5 years and a discount rate of 3.33% .  The fair value of the warrants, $259,350 will be recognized over the vesting period.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Warrant Grants in Connection with Extending Existing Debt

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

In September 2009, the Company issued warrants to purchase 103,945 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with the one year extension of two previously issued six month secured original issue discount convertible notes with a new aggregate principal amount of 115,495 which are owed to EES. The Company determined the fair value of the liability for the warrant derivative instrument, $37,105, with the Black-Scholes option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 1.  The amount of the fair value of the derivative liability was recorded as debt discount by EES and will be amortized to interest expense over the life of the debt, one year.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Warrants Issued to Consultants

In February 2008, warrants to purchase 100,000 shares of common stock with an exercise price of $0.25 per share and a five year term were issued to a consultant.  The warrants are exercisable 50% immediately and the remainder are exercisable on July 31, 2008.  The fair market value of the warrants was calculated with the Black-Scholes method using a volatility of 98.3%, an expected term of 5 years and a discount rate of 2.69%.  The fair market value, $7,161 was recorded as a prepaid expense and expensed in the first quarter of 2008.

In December 2009, the Company issued five year warrants to purchase 50,000 shares, each,  of common stock to two consultants of the Company.  The warrants vest in six months and are exercisable at $0.43 per share, the fair market value on the date of the grant.

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2009 is presented below:

Shares
Warrants issued for financing	28,823,207
Warrants issued for services	3,765,000
Outstanding at December 31, 2009	32,588,207

13.  INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2009, the Company has a net operating loss carryforward (NOL) of approximately $58,673,000. The NOL expires during the years 2013 to 2029. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $27,486,712 of net deferred tax assets at December 31, 2009 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.

The reconciliation of income tax benefit computed at the United States federal tax rate of 34% to income tax benefit is as follows:

	Year ended December 31,
	2009	2008
Tax benefit at the United States statutory rate	$4,935,991	$3,870,438
State income tax and other	844,941	662,540
Change in valuation allowance	(5,780,932)	(4,532,978)

Income tax benefits	$—	$—

Significant components of the Company’s deferred tax assets are as follow:

	Year ended December 31,
	2009	2008
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$391,601	$460,668
Net operating loss carry forwards	22,078,703	18,545,724
Losses on extinguishment of debt	1,037,660	1,037,660
Compensation related to equity instruments issued for services	3,978,748	1,661,728
Valuation allowance	(27,486,712)	(21,705,780)

Net deferred tax asset	$—	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(2.81)	(3.63)
Nondeductible items	6.47	(1.14)
Change in valuation allowance	30.34	38.77
	—%	—%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

14.  COMMITMENT AND CONTINGENCIES

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

Leases

The Company makes monthly lease payments of $12,354 under a month to month agreement for the Company’s Stuart, Florida location.  The Company recognized rent expense of $148,248 related to this lease in 2009 and 2008.

In August 2008, the Company entered into a lease agreement for the Company’s offices in New York.   The lease agreement expires in May 2013.  During the years ended December 31, 2009 and 2008, the Company recognized rent expense of $83,041 and $59,668, respectively, related to this lease resulting in a balance of deferred rent of $-0- and $4,126 as of December 31, 2009 and 2008, respectively.

In November 2009, the Company entered into a three year lease for the EES operations office in Arkansas.  During the year ended December 31, 2009, the Company recognized rent expense of $12,600 related to this lease. The lease expires in October 2012 and provides for monthly rents of $4,200.

 Future minimum annual rents due under the lease are as follows:

Year	Amount
2010	225,911
2011	232,576
2012	230,742
2013	64,428
$753,657

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company also leases a copier under a capital lease which expires in 2010.  Future minimum rentals under this lease amount to $10,530 in 2010. During the years ended December 31, 2009 and 2008, depreciation expense related to this asset amounted to $21,404.

15.  OPERATING SEGMENTS

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

Our operating entities are defined as follows:

•	ESI which we organized in April 2005 to operate our non-Ozonix® water filtration system business;

•	UES, formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•
EES, Inc., which we organized in November 2006. EES, Inc. conducts our water processing for the oil and gas industry using the Ozonix® technology.  In July 2009, the assets and liabilities of EES, Inc. were contributed in the formation of EES.  As of December 31, 2009, the Company has a 52.6% ownership position in EES. (See Note 19)

Presently, our only segment is our water processing for the oil and gas industry using the Ozonix® technology.  This activity is conducted by EES, a 52.6% owned subsidiary, that is managed by Ecosphere.  (See Note 19).

The table below presents certain financial information by business segment for the year ended December 31, 2009:

	Ecosphere	Ecosphere	Ecosphere	Ecosphere
	Systems,	Envirobotic	Energy	Energy	Segment		Consolidated
	Inc.	Solutions, Inc.	Services, Inc.	Services LLC	Totals	Corporate	Totals
Revenue from external customers	$-	$-	$394,830	$1,365,299	$1,760,129	$-	$1,760,129
Interest expense and amortization of debt discount	$-	$-	$-	$(283,066)	$(283,066)	$(4,901,681)	$(5,184,747)
Change in fair value of liability for derivative instruments	$-	$-	$-	$-	$-	$(3,446,612)	(3,446,612)
Depreciation and amortization	$(85,962)	$(808)	$(194,455)	$(313,286)	$(594,511)	$(93,666)	$(688,177)
Income Tax Expense	$-	$-	$-	$-	$-	$-	$-
Net income (loss)	$(85,962)	$(808)	$(277,840)	$(743,417)	$(1,108,027)	$(17,942,543)	$(19,050,570)

Segment fixed assets & construction in process	$865,375	$25,824	$-	$7,413,962	$8,305,161	$1,847,156	$10,152,317
Fixed asset additions (disposals) (net)	$-	$-	$(1,256,478)	$7,413,962	$6,157,484	$55,292	$6,212,776
Total Assets	$192,887	$1,063	$-	$8,527,888	$8,721,838	$1,524,299	$10,246,137

The table below presents certain financial information by business segment for the year ended December 31, 2008:

	Ecosphere	Ecosphere	Ecosphere
	Systems,	Envirobotic	Energy			Consolidated
	Inc.	Solutions, Inc.	Services, Inc.	Segment Totals	Corporate	Totals
Revenue from external customers	$—	$—	$247,202	$247,202	$-	$247,202
Interest expense and amortization of debt discount	$—	$—	$(2,271)	$(2,271)	$(5,417,291)	$(5,419,562)
Depreciation and amortization	$(111,552)	$(5,722)	$(104,479)	$(221,753)	$(37,889)	$(259,642)
Income Tax Expense	$-	$-	$-	$-	$-	$-
Net Income (loss)	$(111,552)	$(5,722)	$(381,438)	$(498,712)	$(11,194,944)	$(11,693,656)

Segment fixed assets & construction in process	$865,375	$25,824	$1,824,612	$2,715,811	$1,010,188	$3,725,999
Fixed asset additions (disposals) (net)	$(112)	$1,880	$1,504,637	$1,506,405	$78,910	$1,585,315
Total Assets	$309,848	$1,871	$1,883,508	$2,195,227	$1,063,626	$3,258,853

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

16.  NONCONTROLLING INTEREST

On May 10, 2007 the Company’s Board of Directors adopted a resolution terminating a Representation Agreement with an affiliate of a director of the Company ($30,000 per month and commissions) and transferred to the director, a 10% ownership of ESI, which as of the transfer date and as of December 31, 2007, had no revenue and a negative net worth. The Company fully funded the construction of the only asset of ESI, the mobile water filtration truck. The minority owner will share in any profits in ESI once they occur. Accordingly, the minority interest was zero at the agreement date. The Company will report on the results of operations once activity occurs in this entity.  ESI is presently inactive.  The truck was returned to Pierce Manufacturing Co. in 2009.

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009, which was allocated to the other EES members in accordance with the LLC operating agreement.

17.  CONCENTRATION OF RISK

During the year ended December 31, 2009, the Company’s revenues were 60%, 29% and 11% from three  customers A, B and C, respectively,  and from two major  revenue sources, 24% from  processing water related to the treatment of water to be used in fracturing of natural gas wells and 76% from the treatment of frac flowback water for the oil and gas industry.  As of December 31, 2009, 10%, 72% and 18% of our accounts receivable are from three customers A, B and C, respectively.

During the year ended December 31, 2008, the Company had 100% of its sales derived equally from two customers and from one revenue source, processing frac flowback water for the oil and gas industry.  As of December 31, 2008, 100% of our accounts receivable are due from one customer.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2009. As of December 31, 2009, the Company’s bank balances exceeded FDIC amounts by approximately $728,000.

18.  RELATED PARTY TRANSACTIONS

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

An unsecured note payable to a director, bearing interest at prime plus 2%, was modified during  2008.  Under the new agreement, the Company agreed to repay the principal balance of $374,423, plus annual interest of 7%, by making quarterly payments of $50,000.  In connection with the agreement, the Company paid the director $69,789.  The Company made a payment of $50,000 on the note in 2008 and made two payments of $25,000 each during 2009.  In December 2009, the holder agreed to receive quarterly payments of $25,000.   See Note 7.

Since January 1, 2008, an investor has advanced the Company $650,000 in exchange for one year, convertible secured notes, all with a conversion rate of $0.15 per share.  In connection with the financings, the investor was issued five year warrants to purchase 980,000 and 320,000 shares of the Company’s common stock at exercise prices of $0.15 and $0.20, respectively.   On June 17, 2008, after the investments had been made, the investor was appointed Chairman of the Board of Directors and Co-CEO.  In November 2008, the investor became CEO of the Company.   Additionally, the investor is entitled to a finder’s fee in the amount of $87,500 related to the additional $1,750,000 of convertible secured notes funded prior to his appointment, during the three months ended June 30, 2008, which he advised the Company he intended to take in common stock, once the Company has authorized capital and donate the shares to charity.  In September 2008, the Company granted the issuance of  450,000 shares of common stock to the CEO, valued at $288,000, in repayment of the finder’s fees resulting in a loss on conversion of $200,500. As of December 31, 2008, the Company has issued 200,000 to charities and the remaining 250,000 shares are included in common stock issuable.   During the time of the original investments of $665,000 the investor incurred legal fees of approximately $40,000 which were reimbursed to him by the Company during the year ended December 31, 2008.  In August 2008, the CEO loaned the Company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,11, bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share.  During the year ended December 31, 2009, the investor converted all amounts due from the Company into common stock.  (See Note 7.)

In June 2008, the Board of Directors approved the terms of new employment agreements with its then Co-Chief Executive Officers and Chief Operating Officer.  The Board of Directors approved a compensation package for the Chairman of the Board and Co-CEO consisting of an annual base salary of $250,000, increasing to $450,000 upon achievement of a significant milestone.  This individual resigned as Co-CEO in July 2009 and resigned as Chairman in December 2009.

 In June 2008, the Board also approved a new compensation package for the then Co-CEO, now CEO since his prior agreement had expired.   The new agreement provided for a base annual salary of $325,000, increasing to $400,000 on January 1, 2009 and includes performance bonuses based upon meeting a number of milestones.   In May 2009, the Board amended the then Co-CEO’s agreement to provide for a base salary of $250,000 and also provides for him to be eligible for a commission of 3% of revenues.

In June 2008, the Board of Directors also approved a new compensation package for the Chief Operating Officer which provides for an annual base salary of $125,000.

In August 2008, an investor who previously loaned the Company $300,000 in exchange for one year secured convertible notes and 600,000 warrants was appointed as Executive Vice President of Business Development.  Subsequent to his appointment, the investor employee loaned the Company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,111, bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share.  In connection with his appointment, the investor employee was granted options to purchase 1,500,000 shares of the Company’s common stock.  (See Note 11)  In August 2009 the investor resigned as Vice President of Business Development.  In addition the investor converted $300,000 of convertible notes into common stock.  (See Note 7.)

In September 2008, an investor who previously loaned the Company $50,000 in exchange for one year secured convertible notes and 100,000 warrants was appointed to the Board of Directors.  Subsequent to his appointment, the investor director loaned the Company an additional $180,000 in exchange for a one year original issue discount convertible note bearing interest of 11.1% and convertible into common stock at the rate of $0.36 per share.  In connection with his appointment, the investor director was granted options to purchase 229,167 shares of the Company’s common stock at an exercise price of $0.48 per share.  (See Note 12)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On July 3, 2008, the Company amended a Consulting Agreement with a consulting company in which the Company’s Chief Financial Officer ( the CFO) is president and 50% owner.  Under the new Agreement, the Chief Financial Officer is devoting substantially all of his time and his company was also supplying the Company with its accounting services.  The consulting fee was increased to $19,500 per month.  Additionally, the Board granted the consulting company 650,000 options and cash settled SARS, exercisable a $0.45 per share over a three year period.  All of the options vest each June 30 and December 31, subject to the Consulting Agreement remaining in effect on each applicable vesting date.  Additionally, one-half of the options and SARS are subject to further vesting based upon the Company meeting a specified milestone.  In December 2008, the Consulting Agreement was amended after a co-owner of the consulting company accepted the position of CFO as a full-time employee of the Company.  The Board approved a compensation package for the new CFO with an annual salary of $150,000 and granted the CFO options to purchase 400,000 shares of common stock at an exercise price of $0.27.  The options vest over three years and have a five year term. The consulting company continues to provide accounting and financial reporting services for the Company at a monthly fee of $4,000.

In December 2009, the Company’s Board of Directors approved annual salary increases for its Chief Financial Officer and  Chief Operating Officer to $168,500 and $140,000, respectively.

19.  EES TRANSACTION

On July 21, 2009, the Company finalized a series of agreements with Clean Water Partners, LLC (“CWP”), an affiliate of Bledsoe Capital Group, LLC ("Bledsoe”). Under the agreements CWP became a 33% owner of EES in exchange for up to $10 million as described below. As the owner of the remaining 67% of EES, the Company  controlled a majority of the Board of Directors of EES and controls and manages its daily operations. A supermajority vote is required for major matters including the sale of EES. The transaction is summarized on a consolidated basis as follows:

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

For the year ended December 31,  2009, the Company allocated 100% of the net loss of EES, $743,417, to the noncontrolling interests of EES as stipulated in the LLC operating agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

20.  SUBSEQUENT EVENTS

In January 2010, the Company granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.43 per share, based upon the fair market value on the date of the grant, in connection with the employment agreement for the Company’s new Vice President of Business Development.  The options vest over a three year period and expire in five years.

Since December 31, 2009, the Company has issued 4,965,904 shares of common stock to convert secured convertible original issue discount notes in the amount of $1,787,726.  These notes were convertible at $0.36 per share.

From January 1, 2010 through March 29, 2010, the Company has issued 1,281,445shares of common stock in exchange for cash of $312,561 upon the exercise of options and warrants with exercise prices of between $0.15 and $0.44 per share.

In January 2010 the Company issued 16,700 shares of common stock upon conversion of 20 shares of Series B Preferred Stock .  The total value of the preferred shares converted was $50,000.

In February 2010, the Company offered holders of warrants with exercise prices of $1.00 and $1.25 per share the opportunity to purchase an equal number of new warrants with exercise prices of $0.60 and $0.75 per share, respectively in exchange for the old warrants and the payment of $0.10 per warrant exchanged.  The new warrants expire on March 31, 2012.  As of March 29, 2010, the Company has received $512,768 for the exchange of 5,127,677 warrants.

                On March 26, 2010, the Company formed a new subsidiary, Ecosphere Exploration LLC, to be in a position to take advange of opportunities to develop energy reserves on large tracts of environmentally sensitive sites onshore and offshore.

Management evaluated all activity of the Company through March 31, 2010 (the issue date of the Company’s consolidated financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements.