Form 10-Q
period 2010-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2010-05-17
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number 000-25663

Ecosphere Technologies, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-350286
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3515 S.E. Lionel Terrace, Stuart, Florida	34997
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding at May 14, 2010
Common Stock, $0.01 par value per share	129,033,849 shares

PART I – FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$302,274	$1,089,238
Restricted cash	75,000	425,000
Accounts receivable	605,832	701,999
Prepaid expenses and other current assets	228,095	30,656
Total current assets	1,211,201	2,246,893
Property and equipment, net	7,839,069	7,174,919
Construction in progress	804,309	764,229
Patents, net	42,132	37,891
Deposits	22,205	22,205
Total assets	$9,918,916	$10,246,137
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,402,179	$1,759,308
Accrued liabilities	713,479	705,510
Insurance premium finance contract	135,914	-
Vehicle financing	80,585	41,339
Capital lease obligations	2,403	13,080
Due to affiliate	2,000	2,000
Deferred revenue	384,000	672,000
Notes payable – related parties (net of discount) – current portion	1,267,110	1,795,376
Notes payable – third parties (net of discount) – current portion	434,735	1,616,078
Fair value of liability for warrant derivative instruments (Note 1, Change in Accounting Principal)	22,190,062	6,315,631
Fair value of liability for embedded conversion option derivative instruments (Note 1, Change in Accounting Principal)	2,263,288	1,084,908
Total current liabilities	28,875,755	14,005,230
Restructuring reserve	105,901	123,436
Notes payable - related parties - less current portion	2,000,000	2,000,000
Total Liabilities	30,981,656	16,128,666

Redeemable convertible cumulative preferred stock series A	1,144,119	1,137,556
11 shares authorized; 7 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears ($1,144,119 at March 31, 2010)
Redeemable convertible cumulative preferred stock series B	2,713,177	2,742,239
484 shares authorized; 335 and 355 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,713,177 at March 31, 2010)

Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 123,728,864 and 116,830,850 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,237,289	1,168,308
Common stock issuable, $0.01 par value, 278,810 and 630,089 issuable at March 31, 2010 and December 31, 2009, respectively	2,788	6,301
Additional paid-in capital	74,122,130	66,349,999
Accumulated deficit	(110,998,221)	(87,893,515)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(35,636,014)	(20,368,907)
Noncontrolling interest in consolidated subsidiary	10,715,978	10,606,583
Total stockholder' deficit	(24,920,036)	(9,762,324)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$9,918,916	$10,246,137

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2010	2009
Revenues	$2,100,867	$194,268

Cost of revenues	746,534	133,477

Gross profit	1,354,333	60,791

Operating expenses
Selling, general and administrative	2,805,046	1,886,211
Total operating expenses	2,805,046	1,886,211

Loss from operations	(1,450,713)	(1,825,420)

Other income (expense):
Other income	90	1,378
Gain on debt settlement	18,099	-
Loss on conversion	-	(453)
Interest expense	(517,936)	(1,535,668)
Change in fair value of derivative instruments (Note 1, Change in Accounting Principal)	(21,044,851)	6,463,001
Total other income (expense)	(21,544,598)	4,928,258

Net income (loss)	(22,995,311)	3,102,838

Preferred stock dividends	(27,500)	(30,000)

Net income (loss) applicable to common stock	(23,022,811)	3,072,838

Less: Net (income) loss applicable to noncontrolling interest in consolidated subsidiary	(109,395)	-

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(23,132,206)	$3,072,838

Net income (loss) per common share applicable to Ecosphere Technologies, Inc. common stock
Basic	$(0.19)	$0.04
Diluted	$(0.19)	$0.03

Weighted average number of common shares outstanding
Basic	119,544,476	84,831,530
Diluted	119,544,476	124,601,790

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income before preferred dividends and after noncontrolling interest	$(23,104,706)	$3,102,838
Adjustments to reconcile net income (loss) to net cash used in operating activities:		.
Depreciation and amortization	443,196	120,444
Amortization of debt issue costs	-	187,855
Amortization of prepaid expenses	-	21,686
Accretion of discount on notes payable	143,142	1,145,417
Loss on conversion of accrued interest to stock	-	453
Non-cash compensation expense	1,005,212	741,668
Increase (decrease) in fair value of warrant derivative liability	16,391,765	(2,730,739)
Increase (decrease) in fair value of embedded conversion option derivative liability	4,653,085	(3,732,262)
Noncontrolling interest in consolidated subsidiary	109,395	-
Changes in operating assets and liabilities	-
Decrease in accounts receivable	96,167	99,119
(Increase) decrease in prepaid expenses and other current assets	(22,772)	1,370
(Increase) in debt issue costs and other non-current assets	-	(2,610)
Increase (decrease) in accounts payable	(357,129)	364,965
Increase in accounts payable - related parties	-	13,015
(Decrease) in restructuring reserve	(17,535)	-
Increase in deferred rent	-	3,094
(Decrease) in deposit	(5,085)	-
(Decrease) in deferred revenue	(288,000)	-
Increase in accrued expenses	7,969	283,859
Net cash used in operating activities	(945,296)	(379,828)
INVESTING ACTIVITIES:
Redemption of restricted cash	350,000	-
Construction in process purchases	(40,080)	(152,336)
Purchase of property and equipment	(1,106,502)	(3,170)
Net cash used in investing activities	(796,582)	(155,506)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	-	45,500
Warrant modifications in exchange for cash	617,168	-
Proceeds from new vehicle financing	42,000	-
Proceeds from issuance of notes payable to related parties	-	65,000
Proceeds from warrant exercises	367,773	-
Repayments of notes payable and insurance financing	(58,596)	(27,216)
Repayments of vehicle financing	(2,754)	-
Principal payments on capital leases	(10,677)	(9,169)
Net cash provided by financing activities	954,914	74,115
Net (decrease) in cash	(786,964)	(461,219)
Cash, beginning of period	1,089,238	461,514
Cash, end of period	$302,274	$295

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
Suppletemtal Cash Flow Information	March 31,
	2010	2009
Cash paid for interest	$215,576	$54,496
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$27,500	$30,000
Conversion of convertible debentures to common stock	$—	$228,745
Conversion of convertible notes to common stock	$1,552,778	$50,000
Conversion of related party debt to common stock	$259,948	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible debentures	$3,474,705	$—
Reduction of derivative liability for warrants from exercise of warrants	$517,334	$—
Common stock issued as payment of accrued interest	$—	$1,036
Common stock issued in payment of services or accounts payable	$—	$78,314
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$50,000	$122,500

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated  in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) Ecosphere is a diversified water engineering and environmental services company. The Company's environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”),  its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES LLC”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”) and  Ecosphere Exploration LLC (“EEX”).  ESI was formed during the first quarter of 2005 and markets the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. Ecosphere Energy Solutions, Inc. (“EES Inc.”)  was organized in November 2006.  It developed and marketed water processing systems to the oil and gas exploration industry using the Company’s patented  Ecosphere Ozonix ® process.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES LLC and EES Inc. ceased operations. In November 2009, EES LLC sold additional ownership interests in EES LLC reducing the Company’s holding to 52.6%.  EEX was formed in March 2010 to develop energy reserves on large tracts of environmentally sensitive sites both onshore and offshore.  Except for EES LLC, all of the Company’s subsidiaries are inactive.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PRINCIPALS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Ecosphere Technologies, Inc. and its subsidiaries. All significant inter-company balances and transactions have been eliminated in the consolidation.

NON-CONTROLLING INTEREST

The  Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly the Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets and reports  non-controlling interest net income under the heading “net income attributable to non-controlling interests in the consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

CHANGE IN ACCOUNTING PRINCIPLE

In January 2009, the Company adopted the provisions of ASC 815-40 which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008.  Earlier application was not permitted.    Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment.   As a result, warrants and embedded conversion features of convertible notes may no longer be recorded in equity, but will rather be recorded as a liability which will be revalued at fair value at each reporting date.  Further, under derivative accounting, the warrants will be valued at their fair value, rather than their relative fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date.  Embedded conversion features will be valued at their fair value, rather than by the intrinsic value method.  The fair value of the embedded conversion feature will be added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

The Company applied the ASC 815-40 guidance to outstanding instruments as of January 1, 2009.   The instruments affected by the ASC 815-40 guidance as of January 1, 2009 were as follows and do not include any incentive options issued to officers, directors or employees of the Company.

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

The cumulative effect of the change in accounting principle has been recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital.  The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of ASC 815-40.  The amounts recognized in the Unaudited Condensed Consolidated Balance Sheet as of March 31, 2009 are the result of the initial application of ASC 815-40 of January 1, 2009, and the revaluation of the derivative liabilities through March 31, 2009 and have been determined based on the amounts that would have been recognized if the guidance of ASC 815-40 had been applied from the issuance dates of the instruments.

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion options and will record future changes in fair value in results of operations.  The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the ranges for volatility, expected term and the risk free interest rate at each respective valuation date as indicted in Table 1 that follows, no dividend has been assumed for any of the periods:

Table 1

Warrants	Black Scholes Inputs
	Issuance of Warrant	As of December 31, 2008	As of March 31, 2009
Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009
Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $1.50 and the ranges for volatility, expected term and risk free interest indicated in Table 2 that follows. Based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by $16,391,765 which was recorded as other expense for the three months ended March 31, 2010.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2010 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $1.50 and the ranges for volatility, expected term and risk free interest indicated in Table 2 that follows.  Based upon the estimated fair value, the Company increased the fair value of liability for embedded conversion option derivative instruments by approximately $4,653,085 which was recorded as other expense for the three months ended March 31, 2010.

Table 2

Black Scholes Inputs
Warrants
	Warrants Exercised During the Three Months Ended March 31, 2010	As of March 31, 2010
Volatility	99.19% - 110.94%	99.19%
Expected Term	1.13 - 4.52 years	1.13 - 4.58 years
Risk Free Interest Rate	0.45% - 2.24%	0.45% - 2.31%

Embedded Conversion Options
	Notes Converted During the Three Months Ended March 31, 2010	As of March 31, 2010
Volatility	98.22% - 110.94%	99.19%
Expected Term	0.001 - 0.29 years	0.001 - 0.6 years
Risk Free Interest Rate	0.001% - 0.20%	0.001 - 0.23%

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
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$22,190,062	$—	$—	$22,190,062
Fair value of liability for embedded conversion option derivative instruments	2,263,288	—	—	2,263,288
Total Financial Liabilities	$24,453,350	$—	$—	$24,453,350

The following is a roll-forward for the three months ended March 31, 2010 of the fair value liability of  warrant derivative instruments and embedded conversion option derivative instruments:

	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments
Balance December 31, 2009	$6,315,631	$1,084,908
Adjustments for exercises and conversions	(517,334)	(3,474,705)
Change in fair value included in other (income) loss	16,391,765	4,653,085
Balance at March 31, 2010	$22,190,062	$2,263,288

The Company had no non-financial assets or liabilities measured at fair value as of March 31, 2010.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable,  estimates of depreciable lives, valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009 which affect or may affect our interim consolidated financial statements.

2.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2010, the Company incurred a loss from operations of  approximately $1.4 million, and used cash in operations of approximately $945,000.   At March 31, 2010, the Company had a working capital deficiency of approximately $27.7 million, a stockholders’ deficit of approximately $35.6 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends).  The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations. During the three months ended March 31, 2010 the Company received $617,168 to modify terms of certain warrant agreements and received $367,773 from warrant holders who exercised their warrants.  In addition, the Company’s 52.6% owned subsidiary had revenues of $2.1 million for the three month period ended March 31, 2010.  As EES LLC acquires new long-term contracts,  we anticipate the need for additional financing to fund the manufacturing of the additional equipment needed to fulfill the long-term agreements.

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

3.             PROPERTY AND EQUIPMENT

During the three months ended March 31, 2010, the Company completed the manufacture and assembly of its second  Ecos Frac fleet which was delivered to Arkansas to begin processing water being used to fracture natural gas wells in the Fayetteville Shale.  In connection with the delivery of the final units of the second Ecos Frac fleet, the Company reclassified the cost of manufacturing the equipment, $939,936 from construction in progress to property and equipment and began depreciating the unit.  Depreciation for the three months ended March 31, 2010 relating to these units was $22,779.  Total depreciation expense for the three months ended March 31, 2010 was $442,312.

4.             NOTES PAYABLE

During the three months ended March 31, 2010,  secured convertible notes with an aggregate principal amount of $1,812,726 were converted by the note holders.  As such, the Company issued the note holders 5,035,348 shares of the Company’s common stock.

A summary of total loans and total discounts as of March 31, 2010 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible & non-convertible notes payable	$563,889	$(129,154)	$434,735
Less current portion	563,889	(129,154)	434,735
Convertible & non-convertible notes payable, net of current portion	$-	$-	$-

Related parties
Convertible & non-convertible notes payable	$3,267,110	$-	$3,267,110
Less current portion	1,267,110	-	1,267,110
Convertible & non-convertible notes payable, net of current portion	$2,000,000	$-	$2,000,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

5.	RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

As of March 31, 2010, the restructuring reserve liability of $105,901 consists of the total restructuring cost of $548,090, less the severance costs paid to date and the net amount of lease payments made to date.  The Company entered into a sublease agreement with a tenant that provides for monthly  sublease payments of approximately $10,300 through April 2013, which are being added to the  reserve since the initial reserve included a reduction for estimated sub-lease income.

The following table summarizes the activity in the restructuring reserve during the three months ended March 31, 2010:

Restructuring Reserve

Balance December 31, 2009	$123,436
Rent payments	(43,207)
Sublease payment received	25,672
Balance March 31, 2010	$105,901

6.	REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of March 31, 2010 and December 31, 2009, there were seven shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $969,119 and $962,557 at March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, no holders converted any shares of Series A preferred stock into common stock.

Series B

As of March 31, 2010 and December 31, 2009, there were 335 and 355 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,875,657 and $1,854,739 on March 31, 2010 and December 31, 2009, respectively. During the three months ended March 31, 2010, a holder of  20 shares of Series B Preferred Stock  converted their shares of Series B preferred stock into 16,700 shares of common stock.

7.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of March 31, 2010.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2010 included the following:

Shares Issued Upon Conversion of Convertible Notes

a)	5,035,348 shares of common stock were issued to convert $1,812,726 of secured convertible notes payable.

Share Issued Upon Conversion of Convertible Preferred Stock

b)	16,700 shares of common stock were issued upon the conversion of 20 shares of Series B Preferred Stock. Accordingly, $50,000 was reclassified to equity from temporary equity.

Shares Issued Upon Exercise of Warrants and Options

c)	1,525,112 shares of common stock were issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.44 per share resulting in proceeds to the Company of $367,773.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $42,964 for the three months ended March 31, 2010. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2010:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2010	547,559		$0.47
Granted	---	$	---
Vested	---	$	---
Forfeited	---	$	---

Unvested at March 31, 2010	547,559		$0.47

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2010 was $96,723 which is expected to be recognized over the next 9 months.

8.	NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt which total 80,613,875 as of March 31, 2010, are not included in the computation of net loss per common share for the three months ended March 31, 2010 because the effects of inclusion would be anti-dilutive.

For the three months ended March 31, 2009, basic net income (loss) per common share applicable to common stockholders were computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net loss per common share applicable to common stockholders were computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share were excluded from the calculation.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

Basic and diluted net income per share, for the three months ended March 31, 2009, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$3,072,838	$3,072,838
Preferred stock dividends	-	30,000
Convertible debt interest (net of tax)	-	88,312
	$3,072,838	$3,191,150

Denominator
Weighted average common shares outstanding	84,831,530	84,831,530
Restricted stock	-	742,506
Preferred stock	-	496,582
Convertible debt	-	28,329,288
Warrants and options	-	10,201,884
	84,831,530	124,601,790

Net income per share	$0.04	$0.03

There were approximately 56,000,000 out-of-the-money stock options and warrants excluded from the computation of diluted earnings per share for the three months ended March 31, 2009.

9.	STOCK OPTIONS AND WARRANTS

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

	For the Three Months Ended March 31,
	2010	2009
Expected volatility	104.57%	N/A
Expected lives	2.5	N/A
Risk-free interest rate	1.22	N/A
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2010 and 2009 is based on historical volatility for the expected term as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.  The expected terms of the options and warrants are estimated using either the option term, for non-employee options and warrants, or the simplified method for employee and director grants.

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $962,249 and $609,896, respectively.  As of March 31, 2010 there was $2,861,156 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 18 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

Activity in the Company’s options for the three month periods ended March 31, 2010 and 2009 were as follows:

Employee Fixed Plan
	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	11,468,736	$0.58	6,471,796	$0.69

Granted	-	$-	-	$-

Exercised	(340,000)	$0.29	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding at end of period	11,128,736	$0.59	6,471,796	$0.69

Exercisable at end of period	7,199,317	$0.68	5,913,669	$0.89

Outstanding
Weighted average remaining contractual term		3.66		4.03
Aggregate intrinsic value		$10,172,273		$-
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		3.07		4.43
Aggregate intrinsic value		$5,967,795		$-

Employee Fixed Non-Plan
	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	33,115,414	$-	33,216,667	$0.45

Granted	200,000	$0.43	-	$-

Exercised	(166,667)	$0.23	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding at end of period	33,148,747	$0.45	33,216,667	$0.45

Exercisable at end of period	18,965,412	$0.43	17,025,000	$0.46

Outstanding
Weighted average remaining contractual term		3.62		4.29
Aggregate intrinsic value		$34,631,268		$51,567
Weighted average grant date fair value		$0.26		N/A

Exercisable
Weighted average remaining contractual term		3.42		4.22
Aggregate intrinsic value		$14,231,266		$51,567

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

Non-Employee Fixed Non-Plan
	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,803,741	$-	3,803,741	$0.59

Granted	-	$-	-	$-

Exercised	-	$-	-	$-

Forfeited	-	$-	(500,000)	$0.42

Expired	(300,000)	$1.02	-	$-

Outstanding at end of period	3,503,741	$0.55	3,303,741	$0.61

Exercisable at end of period	3,360,856	$0.56	3,068,000	$0.63

Outstanding
Weighted average remaining contractual term		1.32		1.75
Aggregate intrinsic value		$3,318,531		$-
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		1.20		1.53
Aggregate intrinsic value		$3,166,744		$-

Options

Effective January 5, 2010, the Company granted five year options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value on the date of the grant, to its new vice president of business development. During the three months ended March 31, 2010, there were no other grants of options to purchase the Company’s common stock.

During the three months ended March 31, 2010, the Company issued 506,667 shares of common stock in exchange for $136,933 in connection with the exercise of options with exercise prices of between $0.15 and $0.44 per share.

Activity in the Company’s warrants for the three month periods ended March 31, 2010 and 2009 were as follows:

Warrants	For the Three Months Ended March 31, 2010		For the Three Months Ended March 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	32,588,207	$0.51	39,132,197	$0.51

Granted	-	$-	-	$-

Exercised	(1,018,445)	$0.23	-	$-

Forfeited	-	$-	-	$-

Exchanged, net	1,558,000	$0.67	-	$-

Expired	(1,080,000)	$1.12	(180,000)	$-

Outstanding at end of period	32,047,762	$0.45	38,952,197	$0.51

Exercisable at end of period	32,047,762	$0.45	38,952,197	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		2.29		2.58
Aggregate intrinsic value		$33,588,847		$353,557

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

Warrants

During the three months ended March 31, 2010, there were no grants of warrants to purchase the Company’s common stock.

During the three months ended March 31, 2010, the Company issued 1,018,445 shares of common stock in exchange for $230,840 in connection with the exercise of warrants with exercise prices of between $0.15 and $0.28 per share.

In addition, holders of warrants received in connection with a bridge financing in 2005, were offered the right to modify their current warrants for new warrants with an extended term and a new exercise price in exchange for the payment of $0.10 per warrant modified.  Warrants with exercise prices of $1.00 and $1.25 were offered to modify the exercise price to $0.60 and $0.75, respectively, and the expiration date of all the warrants modified was extended to March 31, 2012.  At the time the exchange was offered to the warrant holders, the new warrant exercise prices were above the  market value of the Company’s common stock. During the three months ended March 31, 2010, the Company received $617,168 in cash, an additional $20,182 in debt forgiveness and 6,373,500 old warrants in exchange for 6,373,500 new warrants in connection with the warrant exchange program. Of the warrants exchanged, 1,558,000 had previously expired. These are included in exchaged, net in the preceding table.

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

11.	OPERATING SEGMENTS

Pursuant to ASC 280-10, the Company defines an operating segment as:

●	A business activity from which the Company may earn revenue and incur expenses;

●	Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

●	For which discrete financial information is available.

In 2005, the Company expanded its business offerings to include the water filtration technology business. Recognizing that each business offering applied to different markets, the Company established three operating entities or segments, which are defined as each business line that it operates.

Our operating entities are defined as follows:

●	ESI which we organized in April 2005 to operate our non-Ozonix water filtration system business;

●	Ecosphere Envirobotic Solutions, Inc., formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

●
EES, Inc., which we organized in November 2006, conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009, when the assets and liabilities of EES, Inc. were contributed in the formation of EES LLC.  As of March 31, 2010, the Company has a 52.6% ownership position in EES LLC.

Presently, our operations consist of a manufacturing facility operated within Ecosphere and our oil and gas services company which is processing water for the oil and gas industry using the Ecosphere Ozonix®  technology.  This activity is conducted by EES LLC, a 52.6% owned subsidiary, that is managed by Ecosphere.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

The table below presents certain financial information by business segment for the three months ended March 31, 2010:
	Ecosphere	Ecosphere	Ecosphere	Ecosphere
	Systems,	Envirobotic	Energy	Energy			Consolidated
	Inc.	Solutions, Inc.	Services, Inc.	Services LLC	Segment Totals	Corporate	Totals
Revenue from external customers	$—	$—	$—	$2,100,867	$2,100,867	$—	$2,100,867
Interest expense and amortization of debt discount	$—	$—	$—	$(119,438)	$(119,438)	$(398,498)	$(517,936)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(21,044,851)	$(21,044,851)
Depreciation and amortization	$(28,564)	$(245)	$—	$(397,612)	$(426,421)	$(16,775)	$(443,196)
Income Tax Expense	$—	$—	$—	$—	$—	$—	$—
Net Income (loss)	$(28,564)	$(245)	$—	$109,395	$80,586	$(23,212,792)	$(23,132,206)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$8,564,946	$9,456,145	$1,978,523	$11,434,668
Fixed asset additions (disposals) (net)	$—	$—	$—	$1,012,580	$1,012,580	$131,367	$1,143,947
Total Assets	$169,731	$823	$—	$8,251,341	$8,421,895	$1,497,021	$9,918,916

The table below presents certain financial information by business segment for the three months ended March 31, 2009:

	Ecosphere	Ecosphere	Ecosphere
	Systems,	Envirobotic	Energy			Consolidated
	Inc.	Solutions, Inc.	Services, Inc.	Segment Totals	Corporate	Totals
Revenue from external customers	$-	$-	$194,268	$194,268	$-	$194,268
Interest expense and amortization of debt discount	$-	$-	$-	$-	$(1,535,668)	$(1,535,668)
Depreciation and amortization	$(28,564)	$(245)	$(78,196)	$(107,005)	$(12,914)	$(119,919)
Income Tax Expense	$-	$-	$-	$-	$-	$-
Net Income (loss)	$(28,564)	$(245)	$(131,928)	$(160,737)	$3,263,575	$3,102,838

Segment fixed assets & construction in process	$865,375	$25,824	$1,976,948	$2,868,147	$1,013,358	$3,881,505
Fixed asset additions (disposals) (net)	$-	$-	$152,336	$152,336	$3,170	$155,506
Total Assets	$278,580	$4,330	$1,852,394	$2,135,304	$389,972	$2,525,276

12.	RELATED PARTY TRANSACTIONS

The Company made its scheduled quarterly payment of $25,000  related to an unsecured note payable to a director, bearing interest at 7%.  As of March 31, 2010 the remaining balance under this note is $291,311.

In January 2010, the Company issued 104,794 shares of  common stock to a company, which was formerly controlled by our CFO upon conversion of a secured convertible note in the amount of $37,726 at a conversion rate of $0.36 per share.  In addition, the Company also issued 53,945 shares of common stock to this company upon the exercise of warrants at $0.25 per share and receipt of $13,486.

In addition, the Company’s former Chairman and CEO  and the former Vice President of Business Development were each issued 308,642 shares of common stock upon the conversion of secured convertible notes in the amount of $111,111 each, at a conversion rate of $0.36 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED

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

14.	NONCONTROLLING INTEREST

In July 2009, the Company formed EES LLC and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES LLC.  In November EES LLC received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES LLC.  EES LLC reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009, which was allocated to the other EES LLC members in accordance with the LLC operating agreement.  During the three months ended March 31, 2010, EES LLC reported net income of $109,395 which has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.

15.           CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2010. As of March 31, 2010, there were no cash equivalent balances held in corporate money market funds that are not insured.

At March 31, 2010 100% of accounts receivable was from one customer.

During the three months ended March 31, 2010 three customers accounted for 72%, 14% and 14% of revenues.

During the three months ended March 31, 2010, 30% of revenues resulted from processing frac flowback water for two customers and 70% resulted from pretreating water that is being used in fracturing natural gas wells for one company.

16.           SUBSEQUENT EVENTS

Since April 1, 2010 the Company has issued 971,518 shares of common stock in connection with the conversion of secured convertible notes in the amount of $338,890 at the conversion rate of $0.36 per share.  As of the date of this report, secured convertible notes in the amount of $375,000 remain outstanding.  These notes have due dates through October 2010.

Since April 1, 2010, the Company has issued 1,764,167 shares of common stock upon receipt of $241,025 for the exercise of warrants and options at exercise prices from $0.07 to $0.28.

Since April 1, 2010 the Company has received $141,400 related to the modification of 1,414,000 warrants to extend the exercise term until March 31, 2012 and to reduce the exercise price from either $1.00 to $0.60 per share or from $1.25 to $0.75 per share.

In addition, since April 1, 2010, the Company has issued 3,194,888 shares of common stock from the cashless exercise of 5,305,000 warrants with exercise prices ranging from $0.15 to $1.25 per share and based upon quoted market prices from $0.93 to $1.73, resulting in the cancellation of 2,110,112 warrants.

In April 2010, as part of negotiations to award our Chief Executive Officer (“CEO”) with a new Employment Agreement the Company granted the CEO options to purchase 6,000,000 shares of common stock, exercisable at $1.01 per share.  The options will become exercisable upon signing the Company’s standard Stock Option Agreement. Of the options, 2,000,000 are fully vested with the remaining 4,000,000 to vest semi-annually over a three year period each June 30 and December 31, with the first vesting date being December 31, 2010, subject to remaining as an employee on each applicable vesting date. The unvested options will immediately vest upon the occurrence of certain milestones, which milestones will result in significant economic benefits to Ecosphere. The Board of Directors (the “Board”) has approved an entire compensation package and is continuing negotiations with the CEO. The Company expects to enter into the new Agreement shortly after filing this report.

In April 2010, the Company issued 100,000 shares of common stock in connection with a settlement agreement with a former consultant.

In May 2010, the Company issued 16,700 shares of commons stock in connection with the conversion of 20 shares of Series B Preferred Stock.  Additionally, the Company issued 24,000 shares of common stock in connection with the conversion of one share of Series A Preferred Stock.

On April 21, 2010, the Board increased the number of shares available for grant under the 2006 Equity Incentive Plan to 15,000,000 shares.

Management evaluated all activity of the Company through May 17, 2010 (the issue date of the Company’s condensed unaudited consolidated financial statements) and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2009.

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a diversified water engineering and environmental services company. The Company's environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

Company Overview

At present, Ecosphere is focusing its efforts on Ecosphere Energy Services LLC ("EES LLC"), its 52.6% owned subsidiary. EES LLC is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES LLC is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The commercial viability of this technology is demonstrated by the multi-year Agreements the Company has been able to secure.  These Agreements proved the technology was commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a wellsite.

  2010 Highlights

We began 2010 by delivering the final units to our second fleet of Ecos Frac units to provide water processing services for fracturing natural gas wells in the Fayetteville Shale. Highlights include:

●
As evidence that the Ecosphere Ozoniz® process is breakthrough technology, we received two patents for our Ecosphere Ozonix® process from the U.S Patent and Trademark Office under the new Green Tech Fast Track program.

●	Our revenues of $2.1 million were a record for operating revenues in any quarter, a 981% increase compared to the first quarter of 2009.

●	In January and February we performed a successful paid pilot program for British Petroleum treating produced water in Wyoming.

●	Our loss from operations declined for the third consecutive quarter.

●	Our outstanding debt was reduced by $1.8 million during the three months ended March 31, 2010.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 9 to our unaudited condensed consolidated financial statements contained in this report.  The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Three Months ended March 31, 2010 with the Three Months ended March 31, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:
	For the Three Months Ended March 31,
			Change
	2010	2009	$	%

Revenues	$2,100,867	$194,268	$1,906,599	981%
Cost of revenues	746,534	133,477	613,057	459%
Gross profit (loss)	1,354,333	60,791	1,293,542	2128%
Operating expenses
Salaries and employee benefits	1,733,676	1,272,162	461,514	36%
Administrative and selling	469,618	311,374	158,244	51%
Professional fees	132,172	172,386	(40,214)	-23%
Depreciation and amortization	443,196	120,739	322,457	267%
Research and development	26,384	9,550	16,834	176%
Total operating expenses	2,805,046	1,886,211	918,835	49%
Loss from operations	(1,450,713)	(1,825,420)	374,707	62%
Other income (expense):
Other income	90	1,378	(1,288)	93%
Gain on debt settlement	18,099	-	18,099	100%
Gain (loss) on conversion	-	(453)	453	100%
Interest expense	(517,936)	(1,535,668)	1,017,732	66%
Change in fair value of derivative instruments	(21,044,851)	6,463,001	(27,507,852)	-131%
Total other income (expense)	(21,544,598)	4,928,258	(26,472,856)	-537%
Net (loss) income	(22,995,311)	3,102,838	(26,098,149)	841%
Preferred stock dividends	27,500	30,000	2,500	-8%
Net income (loss) applicable to common stock	(23,022,811)	3,072,838	(26,095,649)	849%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(109,395)	-	(109,395)	100%
Net income (loss) applicable to Ecosphere Technologies common stock	$(23,132,206)	$3,072,838	$(26,205,044)	853%

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009

The Company’s reported a net loss applicable to common stock of $23,132,206 during the three months ended March 31, 2010 as compared to net income applicable to common stock of $3,072,838 for the three months ended March 31, 2009. The reason for the Company’s large net loss in 2010 and net income in 2009 was due to the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009, the Company filed a Form 8-K which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments and further stated that we believe an evaluation of our results should focus on our income or loss from operations.

 These derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability.  This results in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.    During the three months ended March 31, 2010, the market value of the Company’s common stock increased from $0.47 per share at December 31, 2009 to $1.50 per share at March 31, 2010 resulting in other expense of $21,044,851 related to the increase in the Company’s derivative liability.  During the three months ended March 31, 2009, the market value of the Company’s common stock decreased from $0.31 per share at December 31, 2008 to $0.16 per share at March 31, 2009 resulting in other income of $6,463,001.

As of the date of this report, the remaining amount of convertible notes which generate a derivative liability for the Company has been reduced to $375,000.  In addition, the Company is in the process of modifying the warrant agreements that are creating the warrant derivative liability, such that the new warrant agreements will no longer be subject to derivative accounting.  As such, we anticipate that future net income (loss) will more clearly  demonstrate the operating performance of the Company.

Revenues

Revenues for the three months ended March 31, 2010 increased $1,906,599 or 981% over the three months ended March 31, 2009.  Revenue in 2010 was approximately 70% related to pretreating water prior to its use to fracture natural gas wells and 30% related to processing frac flowback water.  Revenue in 2009 was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co.   We expect that revenues will continue to increase as we deploy additional equipment.

Cost of Revenues

Cost of revenues amounted to $746,534 for the three months ended March 31, 2010.  These costs consist of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $2,805,046 compared to $1,886,211 for the three months ended March 31, 2009. This increase resulted from an increase in non-cash compensation expense of $264,000 associated with restricted stock and options vesting during the period.  In addition, salaries and employee benefits increased $198,000 due to the addition of personnel for our operations in Arkansas and the addition of a Vice President of Business Development.    Travel expenses increased $83,000 due to additional personnel in field operations and additional related corporate support of field operations.  Depreciation expense increased $322,000 with the deployment of two Ecos Frac fleets and an additional Ecos Brine unit.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss From Operations

Loss from operations for the three months ended March 31, 2010 was $1,450,713 compared to a loss of $1,825,420 for the three months ended March 31, 2009. The decrease in the loss from operations in 2010 versus 2009 was due to an increase of $1,293,542 in gross profit which was partially offset by an increase of $918,835 in  operating expenses as  identified above.  Included in the loss from operations were non-cash expense including stock based compensation of $1,005,213 and depreciation and amortization of $443,196.

Interest Expense

Interest expense was $517,936 and $1,535,668 for the three months ended March 31, 2010 and 2009, respectively. The decline in 2010 is the result of a decrease in the outstanding debt of the Company of $5.7 million since March 31, 2009.  Of the 2010 amount, approximately $425,000 related to the accretion of discounts related to notes payable (noncash), the remainder related to actual and accrued interest on notes payable.  Of the 2009 amounts, approximately $1,145,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and $204,000 related to actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $27,500 for the three months ended March 31, 2010 and $30,000 for the three months ended March 31, 2009. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because a significant number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 815-40 effective January 1, 2009.  Under ASC 815-40 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income.  The Company estimated the fair value of these liabilities to be $24,453,350 as of March 31, 2010 using the Black-Scholes option pricing model.    As such, the Company recognized other expense of $21,044,851 for the three months ended March 31, 2010, representing the increase in the fair value of the derivative liability at March 31, 2010 as compared to fair value at December 31, 2009.  The increase in the liability resulted primarily due to the increase in the market value of the Company’s common stock from $0.47 per share at December 31, 2009 to $1.50 per share at March 31, 2010.

The Company estimated the fair value of these liabilities to be $3,616,412 as of March 31, 2009 using the Black-Scholes option pricing model.  As a result, the Company recognized other income of $6,463,001, representing the decline in the fair value of these liabilities.

If the Company’s common stock price at June 30, 2010 is higher than the $1.50 per share March 31, 2010 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at June 30, 2010 is lower than the March 31, 2010 closing price of $1.50, the Company will record other income which may be material.

As of the date of this report, the outstanding balance of convertible notes which generate a derivative liability for the Company has been reduced from $2.4 million to $375,000.  In addition, the Company is in the process of modifying the warrant agreements that create the warrant derivative liability, such that the new warrant agreements will no longer be subject to derivative accounting.  We have successfully modified approximately one third of these warrants as of the date of this report. The Company has not issued any instruments containing reset provisions since October 2009 and has no intention of issuing any such instruments in the future. As such, we anticipate that future other income and expense from these financial instruments will diminish.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $23,132,206 for the three months ended March 31, 2010, compared to a net income applicable to common stock of $3,072,838 for the three months ended March 31, 2009.  Net loss per share was $0.19 basic and diluted for the three months ended March 31, 2010 and net income per common share was $0.04 basic and $0.03 diluted for the three months ended March 31, 2009. As previously discussed, we encourage our shareholders to evaluate our performance based on operating results.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $945,296 for the three months ended March 31, 2010, compared to $379,828 for the three months ended March 31, 2009.  Cash used resulted from the net loss applicable to common stock of $23,104,706 which was offset by non-cash charges for depreciation and amortization of $443,196,  accretion of note interest of $143,142, vesting of options and restricted stock of $1,005,212, increase is derivative liabilities of $21,044,851, decreases in accounts receivable of $96,167 and non-controlling interest in consolidated interest of $109,395 which were partially offset by decreases in accounts payable of $357,129 and deferred revenue of $288,000. the 2009 net income applicable to common stock of $3,102,838 was positively impacted by non-cash compensation of $741,668, accretion of loan discounts generated from convertible debt with attached warrants of $1,145,417, amortization of debt issue costs paid in cash and with warrants of $187,855, depreciation expense of 119,919 and an increase in accounts payable and accrued liabilities of $648,825, plus the collection of $99,119 of accounts receivable.  These non-cash reductions of cash used by operations were offset by non-cash other income of $6,463,001 related to the change in the fair value of the liabilities for derivative instruments.

The Company's net cash used by investing activities was $796,582 for the three months ended March 31, 2010 compared to net cash used by investing activities of $155,506 for the three months ended March 31, 2009. The Company invested $1,106,502 in equipment components associated with new Ecos Frac Tank units, upgrades to existing EcosBrine units and in additional vehicles to support operations.  In 2009 the Company invested $152,336 to build the original EcosFrac unit.

The Company’s net cash provided by financing activities was $954,914 for the three months ended March 31, 2010 compared to net cash provided by financing activities of $74,115 for the three months ended March 31, 2009.  The amounts in 2010 consisted of proceeds the exercise of warrants and options of $367,773, plus proceeds from the exchange of warrants for cash of $617,168 and new vehicle financing of $42,000 which was offset by repayments of notes payable an insurance financing of $58,596 and repayment of capital leases and vehicle financings of $13,431.  The Company’s net cash provided by financing activities was $74,115 for the three months ended March 31, 2009.  The amounts in 2009 consisted of proceeds from new short term notes amounting to $110,500, net of payments on promissory notes, capital leases and insurance finance contracts in the aggregate amount of $36,385.

From  January 1, 2010 to the date of the filing of this report,  secured convertible original issue discount notes payable amounting to $2,058,333 have been converted into common stock of the Company.  The Company issued 5,717,592 shares of common stock in connection with these conversions.  As such, secured convertible original issue discount notes payable amounting to $375,000 remain outstanding and are due through October 2010.

It is anticipated that the combination of the management fee and distributions the Company receives from EES LLC, plus the reimbursement of costs to build additional equipment for EES LLC, will be sufficient to support the working capital needs of the Company for at least the next 12 months.

This is based upon a number of key assumptions:

●	Continued generation of revenue by EES LLC from our existing long term Agreements;

●	A new EES LLC long-term Agreement from an existing or new customer through which Ecosphere generates manufacturing profits;

●	New paid pilots throughout the 12 months;

●	2010 distributions of profits and priority distributions from EES LLC.

The Company anticipates the need for an additional financing over the next twelve months in order to fund the building of additional EcosFrac™ and EcosBrine™ units to meet the demand for our services.  There can be no assurances that these alternatives will come to fruition or that if the Company needs to raise capital for working capital purposes, it will be successful.

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

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 12 to the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $26,384 and $9,550 for the three months ended March 31, 2010 and 2009, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There have been no material changes or additions to the recently issued accounting pronouncements as previously reported in Note 1 to our Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2009 which affect or may affect our interim consolidated financial statements.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 including anticipated net income, expectations regarding revenue, anticipated management, reimbursements and distributions from EES LLC, and expectations regarding having enough working capital for the next 12 months. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include  the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas and future legislation.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”), including our Form 10-K for the year ended December 31, 2009.   Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies

ITEM 4.    CONTROLS AND PROCEDURES.

Not applicable to smaller reporting companies

ITEM 4T.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under SEC rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
None

ITEM 1A.    RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addtion to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 as described below.

Name or Class of Investor	Date Sold	No. of Securities	Reason for Issuance

Executive officer (1)	December 22, 2009	116,279 shares of common stock	Service as employee
Warrant holder (1)	January 7, 2010	677,507 shares of common stock	Exercise of warrants at $0.45 per share
Note holders (2)	January 15, 2010 through March 26, 2010	5,210,904 shares of common stock	Conversion of notes at $0.36 per share
Warrant holders (1)	January 20, 2010 through March 4, 2010	343,945 shares of common stock	Exercise of warrants at $0.25 per share
Option holders (1)	January 20, 2010 through March 30, 2010	136,000 shares of common stock	Exercise of stock options at $0.28 per share
Series B holder (2)	January 29, 2010	16,700 shares of common stock	Conversion of 20 shares of Series B Preferred Stock
Warrant holder (1)	February 8, 2010	50,000 shares of common stock	Exercise of warrants at $0.10 per share
Warrant holders (1)	February 8, 2010 through March 17, 2010	152,500 shares of common stock	Exercise of warrants at $0.15 per share
Warrant holders (1)	March 10, 2010 through March 31, 2010	3,374,500 warrants exercisable at $0.60 per share	Exchange of previously issued warrants
Warrant holder (1)	March 10, 2010 through March 31, 2010	2,999,000 warrants exercisable at $0.75 per share	Exchange of previously issued warrants
Warrant holder (1)	March 29, 2010	40,000 shares of common stock	Exercise of warrants at $0.28 per share

(1)  Exemption under Section 4(2) of the Act.
(2)  Exemption under Section 3(a)(9)  of the Act.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    (REMOVED AND RESERVED).

ITEM 5.    OTHER INFORMATION.

None

ITEM 6.    EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws	10-Q	11/13/08	3.3
4.1	Form of Warrant – Exchange Offer				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Secretary.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 17, 2010	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

May 17, 2010	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)