Form 10-Q
period 2010-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2010-08-16
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at August 13, 2010
Common Stock, $0.01 par value per share	137,620,838 shares

 PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash	$47,171	$1,089,238
Restricted cash	-	425,000
Accounts receivable	674,375	701,999
Prepaid expenses and other current assets	161,968	30,656
Total current assets	883,514	2,246,893
Property and equipment, net	7,461,827	7,174,919
Construction in progress	1,458,555	764,229
Patents, net	47,274	37,891
Deposits	22,205	22,205
Total assets	$9,873,375	$10,246,137
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,794,145	$1,759,308
Accounts payable - related parties	32,082	-
Accrued liabilities	725,766	705,510
Insurance premium finance contract	77,785	-
Vehicle financing	77,642	41,339
Capital lease obligations	-	13,080
Due to affiliate	2,000	2,000
Deferred revenue	96,000	672,000
Notes payable – related parties (net of discount) – current portion	1,067,111	1,795,376
Notes payable – third parties (net of discount) – current portion	50,000	1,616,078
Fair value of liability for warrant derivative instruments	1,858,215	6,315,631
Fair value of liability for embedded conversion option derivative instruments	-	1,084,908
Total current liabilities	5,780,746	14,005,230
Restructuring reserve	79,099	123,436
Notes payable - related parties - less current portion	2,000,000	2,000,000
Total Liabilities	7,859,845	16,128,666
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 6 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears ($1,124,744 at June 30, 2010)	1,124,744	1,137,556
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 330 and 355 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,721,301 at June 30, 2010)	2,721,301	2,742,239
Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 134,925,557 and 116,830,850 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,349,256	1,168,308
Common stock issuable, $0.01 par value, 1,811,626 and 630,089 issuable at June 30, 2010 and December 31, 2009, respectively	18,116	6,301
Additional paid-in capital	92,287,903	66,349,999
Accumulated deficit	(106,287,083)	(87,893,515)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(12,631,808)	(20,368,907)
Non-controlling interest in consolidated subsidiary	10,799,293	10,606,583
Total stockholder' deficit	(1,832,515)	(9,762,324)
Total liabilities, redeemable convertible cumulative preferred stock,	$9,873,375	$10,246,137
and stockholders’ deficit

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2010	2009	2010	2009
Revenues	$2,138,386	$154,041	$4,239,253	$348,309

Cost of revenues	792,236	121,272	1,538,770	254,749

Gross profit	1,346,150	32,769	2,700,483	93,560

Operating expenses
Selling, general and administrative	3,082,364	2,602,351	5,887,410	4,488,562
Restructuring charge	-	548,090	-	548,090
Total operating expenses	3,082,364	3,150,441	5,887,410	5,036,652

Loss from operations	(1,736,214)	(3,117,672)	(3,186,927)	(4,943,092)

Other income (expense):
Other income	152	1,378	242	2,756
Other expense	-	(1,605)	-	(1,605)
Gain (loss) on conversion, net	(115,505)	(688,796)	(133,604)	(689,249)
Interest expense	(327,394)	(2,465,474)	(845,330)	(4,001,142)
Change in fair value of derivative instruments	7,009,612	(12,202,160)	(14,035,239)	(5,739,159)
Total other income (expense)	6,566,865	(15,356,657)	(15,013,931)	(10,428,399)

Net income (loss)	4,830,651	(18,474,329)	(18,200,858)	(15,371,491)

Preferred stock dividends	(26,250)	(30,000)	(53,750)	(60,000)

Net income (loss) applicable to common stock	4,804,401	(18,504,329)	(18,254,608)	(15,431,491)

Less: Net (income) loss applicable to non-controlling interest in consolidated subsidiary	(83,315)	-	(192,710)	-

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$4,721,086	$(18,504,329)	$(18,447,318)	$(15,431,491)

Net income (loss) per common share applicable to Ecosphere Technologies, Inc. common stock
Basic	$0.04	$(0.20)	$(0.15)	$(0.17)
Diluted	$0.03	$(0.20)	$(0.15)	$(0.17)

Weighted average number of common shares outstanding
Basic	130,212,522	93,684,476	124,907,969	89,282,459
Diluted	170,733,321	93,684,476	124,907,969	89,282,459

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income applicable to Ecosphere Technologies, Inc, common stock	$(18,447,318)	$(15,431,491)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		.
Accrued preferred stock dividends	53,750	60,000
Depreciation and amortization	922,345	252,459
Amortization of debt issue costs	-	243,792
Shares issued for settlement	114,000	-
Accretion of discount on notes payable	538,712	1,738,481
Loss on conversion of accrued interest to stock	19,604	689,248
Non-cash compensation expense	1,896,553	2,185,949
Interest expense for warrant derivative liability related to new warrants	-	638,048
Interest expense for embedded conversion option derivative liability of new convertible notes	-	932,924
Expense related to warrant modifications	93,735	-
Increase (decrease) in fair value of warrant derivative liability	10,020,019	3,291,151
Increase (decrease) in fair value of embedded conversion option derivative liability	4,015,220	2,448,008
Noncontrolling interest in consolidated subsidiary	192,710	-
Changes in operating assets and liabilities	-
Decrease in accounts receivable	27,624	80,323
(Increase) decrease in prepaid expenses and other current assets	43,355	59,245
(Increase) in debt issue costs and other non-current assets	(12,006)	(2,737)
Increase (decrease) in accounts payable	80,687	319,568
Increase in accounts payable - related parties	32,082	15,015
(Decrease) in restructuring reserve	(44,337)	264,472
Increase in deferred rent	-	3,094
(Decrease) in deferred revenue	(576,000)	-
Increase in accrued expenses	45,782	771,013
Net cash used in operating activities	(983,483)	(1,441,438)
INVESTING ACTIVITIES:
Redemption of restricted cash	425,000	-
Construction in process purchases	(100,128)	(201,632)
Purchase of property and equipment	(1,800,828)	(5,792)
Net cash used in investing activities	(1,475,956)	(207,424)
FINANCING ACTIVITIES:
Proceeds from issuance of notes payable and warrants	-	325,000
Proceeds from loan advances	-	862,500
Warrant modifications in exchange for cash	756,968	-
Proceeds from new vehicle financing	42,000	-
Proceeds from issuance of notes payable	-	45,500
Proceeds from issuance of notes payable to related parties	-	80,000
Proceeds from warrant exercises	1,020,321	75,938
Repayments of notes payable and insurance financing	(96,882)	(46,311)
Repayments of notes payable to related parties	(286,258)	(30,000)
Repayments of vehicle financing	(5,697)	-
Principal payments on capital leases	(13,080)	(18,595)
Net cash provided by financing activities	1,417,372	1,294,032
Net (decrease) in cash	(1,042,067)	(354,830)
Cash, beginning of period	1,089,238	461,514
Cash, end of period	$47,171	$106,684

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	For The Six Months Ended June 30,
	2010	2009
Cash paid for interest	$124,388	$129,496
Cash paid for income taxes	$-	$-

Non-cash investing and financing activities:
Accrued preferred stock dividends	$53,750	$60,000
Conversion of convertible debentures to common stock	$—	$697,442
Conversion of convertible notes to common stock	$1,986,667	$1,290,002
Conversion of related party debt to common stock	$539,948	$1,050,000
Reduction of derivative liability for embedded conversion options from conversion of convertible debentures	$5,100,128	$1,268,042
Reduction of derivative liability for warrants from exercise and modification of warrants	$14,571,170	$4,809,072
Common stock issued as payment of accrued interest	$30,462	$343,354
Common stock issued in payment of services or accounts payable	$60,518	$85,814
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$25,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$62,500	$122,500

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated  in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”)  Ecosphere is a diversified water engineering and environmental services company.  The Company’s environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”),  its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”) and  Ecosphere Exploration LLC (“EEX”).  ESI was formed during the first quarter of 2005 to market the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. Ecosphere Energy Solutions, Inc. (“EES Inc.”)  was organized in November 2006.  It developed and marketed water processing systems to the oil and gas exploration industry using the Company’s patented  Ecosphere Ozonix ® process.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES and EES Inc. ceased operations. In November 2009 EES sold additional ownership interests in EES reducing the Company’s holding to 52.6%.  EEX was formed in March 2010 to develop energy reserves on large tracts of environmentally sensitive sites both onshore and offshore.  Except for EES, all of the Company’s subsidiaries are inactive.

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

NON-CONTROLLING INTEREST

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly the Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its condensed consolidated balance sheets and reports non-controlling interest net income under the heading “net (income) loss applicable to non-controlling interests in consolidated subsidiary” in the condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

ACCOUNTING FOR DERIVATIVE INSTRUMENTS

In January 2009, the Company adopted the provisions of ASC 815-40 which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008.  Earlier application was not permitted.    Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), may no longer be exempt from derivative accounting treatment.   As a result, warrants and embedded conversion features of convertible notes are recorded as a liability and are revalued at fair value at each reporting date.  Further, under derivative accounting, the warrants are recorded at their fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value on the issuance date.  Embedded conversion features are valued at their fair value. The fair value of the embedded conversion feature is added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value on the issuance date.

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the  warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 6,746,173 shares of common stock exercised their cashless exercise rights and were issued 5,834,188 shares of common stock.  Further, since January 1, 2010, holders of warrants to purchase an additional 1,941,044 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,707,083 as of June 30, 2010.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2010 and June 30, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50 and $1.24, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 that follows.   During the three months ended March 31, 2010, based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by $16,391,765 which was recorded as change in derivative liability in other expense.  During the three months ended June 30, 2010, based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $6,371,747 which was recorded as change in derivative liability in other income for the three months ended June 30, 2010.  As a result, for the six months ended June 30, 2010, the Company recognized a change in derivative liability of $10,020,018 in other expense related to the warrant derivative instruments.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2010 and June 30, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50 and $1.24, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 that follows.  Based upon the estimated fair value, the Company increased the fair value of liability for embedded conversion option derivative instruments by approximately $4,653,085 which was recorded as other expense for the three months ended March 31, 2010.  Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $637,865 which was recorded as change in derivative liability in other income expense for the three months ended June 30, 2010.  As a result, for the six months ended June 30, 2010, the Company recognized a change in derivative liability of $4,015,220 in other expense related to the embedded conversion option derivative instruments.  As of June 30, 2010, there are no remaining convertible notes with embedded conversion options derivative instruments outstanding and the Company’s has no further liability for such instruments.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Table 1	Black Scholes Inputs
Warrants
	Warrants Exercised During the Six Months Ended June 30, 2010	As of March 31, 2010	As of June 30, 2010
Volatility	83.96% - 110.94%	99.19%	106.04%
Expected Term	1.00 - 4.52years	1.13 - 4.58 years	0.89 - 3.78 years
Risk Free Interest Rate	0.35% - 2.24%	0.45% - 2.31%	0.28% - 1.31%

Embedded Conversion Options
	Notes Converted During the Six Months Ended June 30, 2010	As of March 31, 2010	As of June 30, 2010
Volatility	83.5% - 110.94%	99.19%	N/A
Expected Term	0.001 - 0.4 years	0.001 - 0.6 years	N/A
Risk Free Interest Rate	0.001% - 0.20%	0.001 - 0.23%	N/A

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$1,858,215	$—	$—	$1,858,215
Fair value of liability for embedded conversion option derivative instruments	—	—	—	—
Total Financial Liabilities	$1,858,215	$—	$—	$1,858,215

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

        The following is a roll-forward for the six months ended June 30, 2010 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:
	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments	Total
Balance December 31, 2009	$6,315,631	$1,084,908	$7,400,539
Fair value of new warrants and embedded conversion options	93,735	-	93,735
Adjustments for exercises and conversions	(14,571,170)	(5,100,128)	(19,671,298)
Change in fair value included in other (income) loss	10,020,019	4,015,220	14,035,239
Balance at June 30, 2010	$1,858,215	$-	$1,858,215

The Company had no non-financial assets or liabilities measured at fair value as of June 30, 2010.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”.  This update provides amendments to Topic 820 that will provide more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements, and (4) the transfers between Levels 1, 2, and 3.  The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”.  This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4).  The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances.  The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.
In April 2010, the FASB issued ASU No. 2010-13, “Compensation – Stock Compensation”.  This update will clarify the classification of an employee share based payment award with an exercise price denominated in the currency of a market in which the underlying security trades.  This update will be effective for the first fiscal quarter beginning after December 15, 2010, with early adoption permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the Company’s consolidated results of operations or financial condition.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

2.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2010, the Company incurred a loss from operations of approximately $3.2 million, and used cash in operations of approximately $983,000.   At June 30, 2010, the Company had a working capital deficiency of approximately $4.9 million, a stockholders’ deficit of approximately $1.8 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.8 million (including accrued dividends).  The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations.  During the six months ended June 30, 2010 the Company received $756,968 to modify terms of certain warrant agreements and received $1,020,321 from warrant holders who exercised their warrants.  In addition, the Company’s 52.6% owned subsidiary had revenues of $4.2 million for the six month period ended June 30, 2010.  As EES receives contracts and work orders to assist energy companies in reducing their use of chemicals to pretreat the water they use in fracturing natural gas wells, we anticipate the need for additional financing or prepayments to fund the manufacturing of the additional equipment that may be needed to fulfill these agreements.  Management is exploring several possible alternative sources for this financing.  The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

During the six months ended June 30, 2010, the Company completed the manufacture and assembly of its second  Ecos Frac fleet which was delivered to Arkansas to begin processing water being used to fracture natural gas wells in the Fayetteville Shale.  In connection with the delivery of the final units of the second Ecos Frac fleet and the delivery of one other customized piece of equipment, the Company reclassified the cost of manufacturing the equipment, $992,036 from construction in progress to property and equipment and began depreciating the unit.  Depreciation for the six months ended June 30, 2010 relating to these units was $74,118.  Total depreciation expense for the six months ended June 30, 2010 was $919,722.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

4.	NOTES PAYABLE

During the three months ended March 31, 2010,  secured convertible notes with an aggregate principal amount of $1,812,726 were converted by the note holders.  As such, the Company issued the note holders 5,035,348 shares of the Company’s common stock.

During the three months ended June 30, 2010, secured convertible notes with an aggregate principal amount of $713,889 were converted by the note holders.  As such, the Company issued the note holders 1,983,024 shares of the Company’s common stock.

As of June 30, 2010 the Company had four loans remaining outstanding, one to an unrelated third party for $50,000 and three related party loans amounting to $3,067,111, of which $2,000,000 is a long term debt. In order to preserve working capital, as of June 30, 2010, the Company's subsidiary EES has not made three payments of principal and interest and three payments of interest only in the aggregate amount of $407,000, on notes amounting to $2.8 million. The holder of the notes, a partner in EES, has not made formal demand for payment. As of June 30, 2010, total accrued interest on the related party debt amounted to $85,270. EES anticipates bringing the payments current over the next few months based on additional cash flow from new contracts.

5.	RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

As of June 30, 2010, the restructuring reserve liability of $79,099 consists of the total restructuring cost of $548,090, less the severance costs paid to date and the net amount of lease payments made to date.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013, which are being added to the reserve since the initial reserve included a reduction for estimated sub-lease income.

The following table summarizes the activity in the restructuring reserve during the six months ended June 30, 2010:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Restructuring Reserve

Balance December 31, 2009	$123,436
Rent payments	(100,815)
Sublease payment received	56,478
Balance June 30, 2010	$79,099

6.	REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of June 30, 2010 and December 31, 2009, there were six and seven shares, respectively, of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $974,744 and $962,557 at June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010, one holder converted one Series A preferred share into 24,000 shares of  common stock.

Series B

As of June 30, 2010 and December 31, 2009, there were 330 and 355 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,896,282 and $1,854,739 on June 30, 2010 and December 31, 2009, respectively. During the six months ended June 30, 2010,  holders of 25 shares of Series B Preferred Stock  converted their shares of Series B preferred stock into 20,875 shares of common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

7.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of June 30, 2010.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2010 included the following:

Shares Issued Upon Conversion of Convertible Notes

a)	5,035,348 shares of common stock were issued to convert $1,812,726 of secured convertible notes payable.

Share Issued Upon Conversion of Convertible Preferred Stock

b)	16,700 shares of common stock were issued upon the conversion of 20 shares of Series B Preferred Stock. Accordingly, $50,000 was reclassified to equity from temporary equity.

Shares Issued Upon Exercise of Warrants and Options

c)	1,525,112 shares of common stock were issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.44 per share resulting in proceeds to the Company of $367,773.

Issuances of the Company’s common stock during the three months ended June 30, 2010 included the following:

Shares Issued Upon Conversion of Convertible Notes

a)	1,983,024 shares of common stock were issued to convert $713,889 of secured convertible notes payable.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
Share Issued Upon Conversion of Convertible Preferred Stock

b)	24,000 shares of common stock were issued upon the conversion of one share of Series A Preferred Stock. Accordingly, $25,000 was reclassified to equity from temporary equity.
c)	4,175 shares of common stock were issued upon the conversion of 5 shares of Series B Preferred Stock. Accordingly, $12,500 was reclassified to equity from temporary equity.

Shares Issued Upon Exercise of Warrants and Options

d)	3,148,251 shares of common stock were issued upon exercise of warrants and options at exercise prices ranging from $0.07 to $0.75 per share resulting in proceeds to the Company of $652,548.
e)
7,010,011 shares of common stock were issued upon the cashless exercise of 10,898,688 warrants at exercise prices ranging from $0.15 to $1.25 per share and based upon market prices of the Company’s common stock ranging from $0.80 to $1.73 per share.

f)	35,776 shares of common stock upon the exercise of options to purchase 35,776 shares at an exercise price of $0.41 per share in lieu of receiving wages of $14,668.

Shares Issued for Amounts Payable

g)
36,975 shares of common stock were issued to a director in exchange for a payable to the director in the amount of $45,850.  The number of shares issued was based upon the fair market value of the Company’s common stock of $1.24 on the date of the settlement.

h)
100,000 shares of common stock were issued as settlement of an agreement for consulting services.  The Company recorded a loss on settlement of $114,000 based upon a fair market value of the Company’s common stock on the date of settlement of $1.14.

i)	30,160 shares of common stock, with fair market value of $1.01 per share, were issued in payment of accrued interest of $10,858, resulting in a loss on conversion of $19,604.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $42,964 for the three months ended March 31, 2010 and $26,973 for the three months ended June 30, 2010. The following table summarizes non-vested restricted stock and the related activity as of June 30, 2010:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2010	547,559		$0.47
Granted	---	$	---
Vested	357,140		$0.47
Forfeited	---	$	---

Unvested at June 30, 2010	190,419		$0.41

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2010 was $69,750 which is expected to be recognized over the next 2.5 years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

8.	NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and unvested shares of restricted stock which total 72,712,543 as of June 30, 2010, are not included in the computation of net loss per common share for the six months ended June 30, 2010 because the effects of inclusion would be anti-dilutive.

For the six months ended June 30, 2010, basic net income (loss) per common share applicable to common stockholders were computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net loss per common share applicable to common stockholders were computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net loss per common share were excluded from the calculation.

Basic and diluted net income per share, for the three months ended June 30, 2010, were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$4,721,086	$4,721,086
Preferred stock dividends	-	26,250
Convertible debt interest (net of tax)	-	12,367
	$4,721,086	$4,759,703

Denominator
Weighted average common shares outstanding	130,212,522	130,212,522
Restricted stock	-	557,559
Preferred stock	-	422,211
Convertible debt	-	437,563
Warrants and options	-	39,103,466
	130,212,522	170,733,321

Net income per share	$0.04	$0.03

There were approximately 2,061,050 out-of-the-money stock options and warrants excluded from the computation of diluted earnings per share for the three months ended June 30, 2010.

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

	For the Six Months Ended June 30,
	2010	2009
Expected volatility	104.57%	132.9% - 137/11%
Expected lives	2.5	5 years
Risk-free interest rate	1.22	1.65% - 2.7%
Expected dividend yield	None	None

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

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

Stock-based compensation expense related to options and warrants for the three and six months ended June 30, 2010 was $864,367 and $1,826,616, respectively,compared to $1,160,971 and $2,185,949 for the three and six months ended June 30, 2009, respectively.   As of June 30, 2010 there was $2,029,836 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 27 months.

Activity in the Company’s options for the six month periods ended June 30, 2010 and 2009 were as follows:

Employee Fixed Plan
	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,468,736	$0.58	6,741,796	$0.69

Granted	-	$-	42,425	$0.24

Exercised	(448,667)	$0.31	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding at end of period	11,020,069	$0.59	6,784,221	$0.68

Exercisable at end of period	10,845,650	$0.60	6,450,887	$0.69

Outstanding
Weighted average remaining contractual term		3.40		3.78
Aggregate intrinsic value		$7,574,741		$209,580
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		3.38		3.76
Aggregate intrinsic value		$7,433,462		$206,247

During the three months ended March 31, 2010, the Company issued 340,000 shares of common stock in exchange for $98,400 in connection with the exercise of options with exercise prices between $0.28 and $0.44 per share.

During the three months ended June 30, 2010, the Company issued 108,667 shares of common stock in exchange for $40,427 in connection with the exercise of options with exercise prices between $0.28 and $0.43 per share.

Employee Fixed Non-Plan
	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	33,115,414	$-	33,216,667	$0.45

Granted	6,200,000	$0.99	500,000	$0.41

Exercised	(850,423)	$0.34	-	$-

Forfeited	(202,020)	$1.00	(1,000,000)	$0.98

Expired	-	$-	-	$-

Outstanding at end of period	38,262,971	$0.55	32,716,667	$0.45

Exercisable at end of period	27,214,082	$0.45	20,421,666	$0.46

Outstanding
Weighted average remaining contractual term		3.48		3.99
Aggregate intrinsic value		$26,303,300		$3,688,267
Weighted average grant date fair value		$0.26		N/A

Exercisable
Weighted average remaining contractual term		3.16		4.00
Aggregate intrinsic value		$18,996,011		$3,176,378

Effective January 5, 2010, the Company granted five year options to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.43 per share, the fair market value on the date of the grant, to its new vice president of business development. During the six months ended June 30, 2010, there were no other grants of options to purchase the Company’s common stock.

In April 2010, the Company granted 5 year options to purchase 6,000,000 shares of the Company's common stock exercisable at $1.01 per share. (See Note 12)

During the three months ended March 31, 2010, the Company issued 166,667 shares of common stock in exchange for $38,000 in connection with the exercise of options with exercise prices between $0.15 and $0.28 per share.

During the three months ended June 30, 2010, the Company issued 550,000 shares of common stock in exchange for $135,000 in connection with the exercise of options with exercise prices between $0.15 and $0.41 per share.

During the three months ended June 30, 2010, the Company issued 35,776 shares of common stock in exchange for forgiveness of $14,668 of wages payable to an employee in connection with the exercise of option with an exercise price of $0.41 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
During the three months ended June 30, 2010, the Company issued 97,980 shares of common stock in exchange for options to purchase 300,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $1.00 per share and based on a market value of the Company’s common stock of $1.49 per share.

Non-Employee Fixed Non-Plan
	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,803,741	$-	3,803,741	$0.59

Granted	-	$-	500,000	$0.44

Exercised	(193,548)	$1.00	-	$-

Forfeited	(806,452)	$1.00	(500,000)	$0.42

Expired	(300,000)	$1.02	-	$-

Outstanding at end of period	2,503,741	$0.37	3,803,741	$0.59

Exercisable at end of period	2,488,832	$0.37	3,364,428	$0.61

Outstanding
Weighted average remaining contractual term		1.50		1.95
Aggregate intrinsic value		$2,167,565		$2,242,040
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		1.49		1.57
Aggregate intrinsic value		$2,149,112		$2,218,790

During the three months ended June 30, 2010, the Company issued 193,548 shares of common stock in exchange for options to purchase 1,000,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $1.00 per share and based on a market value of the Company’s common stock of $1.24 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

Warrants

Activity in the Company’s warrants for the six month periods ended June 30, 2010 and 2009 were as follows:

Warrants	For the Six Months Ended June 30, 2010		For the Six Months Ended June 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	32,588,207	$0.51	39,132,197	$0.51

Granted	-	$-	2,218,500	$0.22

Exercised	(10,226,711)	$0.25	(759,375)	$0.10

Forfeited	(2,508,734)	$0.81	-	$-

Exchanged, net	2,063,000	$0.67	-	$-

Expired	(1,957,272)	$1.10	(612,125)	$-

Outstanding at end of period	19,958,490	$0.46	39,979,197	$0.50

Exercisable at end of period	19,958,490	$0.46	39,979,197	$0.50

Outstanding and exercisable
Weighted average remaining contractual term		2.00		2.32
Aggregate intrinsic value		$15,532,067		$7,845,269

During the three months ended March 31, 2010, the Company issued 1,018,445 shares of common stock in exchange for $230,840 in connection with the exercise of warrants with exercise prices of between $0.15 and $0.28 per share.

In addition, holders of warrants received in connection with a bridge financing in 2005, were offered the right to modify their current warrants for new warrants with an extended term and a new exercise price in exchange for the payment of $0.10 per warrant modified.  Warrants with exercise prices of $1.00 and $1.25 were offered to modify the exercise price to $0.60 and $0.75, respectively, and the expiration date of all the warrants modified was extended to March 31, 2012.  At the time the exchange was offered to the warrant holders, the new warrant exercise prices were above the  market value of the Company’s common stock. During the three months ended March 31, 2010, the Company received $617,168 in cash, an additional $20,182 in debt forgiveness and 6,373,500 old warrants in exchange for 6,373,500 new warrants in connection with the warrant exchange program.   During the three months ended June 30, 2010, the company received an additional $139,800 and 1,414,000 old warrants in exchange for 1,414,000 new warrants in connection with the warrant exchange program.

During the three months ended June 30, 2010, the Company issued 2,489,584 shares of common stock in exchange for $477,121 in connection with the exercise of warrants with exercise prices between $0.07 and $0.75 per share.

During the three months ended June 30, 2010, the Company issued 6,718,483 shares of common stock in exchange for warrants to purchase 9,598,688 shares of common stock in connection with the cashless exercise of options with exercise prices ranging from $0.15 to $1.25 per share and based on market values of the Company’s common stock ranging from $0.80 to $1.73 per share.

During the six months ended June 30, 2010, there were no grants of warrants to purchase the Company’s common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

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

Our operating entities are defined as follows:

●
Ecosphere Energy Services, Inc., which conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009. Beginning July 2009, this business has been operated by Ecosphere Energy Services, LLC, which is owned 52.6% by the Company.

●	Ecosphere Envirobotic Solutions, Inc., which operates our coating removal business for all three dimensional objects other than ships; and,

●	Ecosphere Systems, Inc. which operates our non-Ozonix water filtration system business;

Presently, our operations consist of a manufacturing facility in Stuart, Florida operated within Ecosphere and our oil and gas services company which is processing water for the oil and gas industry using the Ecosphere Ozonix®  technology.  This activity is conducted by EES LLC, a 52.6% owned subsidiary that is managed by Ecosphere and based in Conway, Arkansas with 25 units of high volume water processing equipment and two other high volume water processing equipment units which are available for future contracts.

The table below presents certain financial information by business segment for the six months ended June 30, 2010:

	Ecosphere	Ecosphere	Ecosphere	Ecosphere
	Energy	Energy	Envirobotic	Systems,	Segment		Consolidated
	Services LLC	Services, Inc.	Solutions, Inc.	Inc.	Totals	Corporate	Totals

Revenue from external customers	$4,239,253	$—	$—	$—	$4,239,253	$—	$4,239,253
Interest expense and amortization of debt discount	$(219,829)	$—	$—	$—	$(219,829)	$(625,501)	$(845,330)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(14,035,239)	$(14,035,239)
Depreciation and amortization	$(829,640)	$—	$(490)	$(57,128)	$(887,258)	$(35,087)	$(922,345)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$192,710	$—	$(490)	$(57,128)	$135,092	$(18,582,410)	$(18,447,318)

Segment fixed assets & construction in process	$8,505,844	$—	$25,824	$865,375	$9,397,043	$2,655,813	$12,052,856
Fixed asset additions (disposals) (net)	$953,478	$—	$—	$—	$953,478	$808,657	$1,762,135
Total Assets	$8,313,532	$—	$578	$141,167	$8,455,277	$1,418,098	$9,873,375

The table below presents certain financial information by business segment for the six months ended June 30, 2009:

	Ecosphere	Ecosphere	Ecosphere
	Energy	Envirobotic	Systems,	Segment		Consolidated
	Services, Inc.	Solutions, Inc.	Inc.	Totals	Corporate	Totals

Revenue from external customers	$348,309	$—	$—	$348,309	$—	$348,309
Interest expense and amortization of debt discount	$(658)	$—	$—	$(658)	$(4,000,484)	$(4,001,142)
Change in fair value of liability for derivative instruments	$—	$—	$—	$-	$(5,739,159)	$(5,739,159)
Depreciation and amortization	$(161,022)	$(563)	$(57,128)	$(218,713)	$(33,746)	$(252,459)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(249,477)	$(563)	$(57,128)	$(307,168)	$(15,064,323)	$(15,371,491)

Segment fixed assets & construction in process	$2,058,670	$25,824	$865,375	$2,949,869	$1,013,358	$3,963,227
Fixed asset additions (disposals) (net)	$152,336	$—	$—	$152,336	$3,170	$155,506
Total assets	$1,821,680	$6,635	$250,016	$2,078,331	$358,686	$2,437,017

The table below presents certain financial information by business segment for the three months ended June 30, 2010:

	Ecosphere	Ecosphere	Ecosphere	Ecosphere
	Energy	Energy	Envirobotic	Systems,	Segment		Consolidated
	Services LLC	Services, Inc.	Solutions, Inc.	Inc.	Totals	Corporate	Totals

Revenue from external customers	$2,138,386	$—	$—	$—	$2,138,386	$—	$2,138,386
Interest expense and amortization of debt discount	$(100,391)	$—	$—	$—	$(100,391)	$(227,003)	$(327,394)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$7,009,612	$7,009,612
Depreciation and amortization	$(432,028)	$—	$(245)	$(28,564)	$(460,837)	$(18,312)	$(479,149)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$83,315	$—	$(245)	$(28,564)	$54,506	$4,666,580	$4,721,086

Segment fixed assets & construction in process	$8,505,844	$—	$25,824	$865,375	$9,397,043	$2,655,813	$12,052,856
Fixed asset additions (disposals) (net)	$56,236	$—	$—	$—	$56,236	$638,090	$694,326
Total Assets	$8,313,532	$—	$578	$141,167	$8,455,277	$1,418,098	$9,873,375

The table below presents certain financial information by business segment for the three months ended June 30, 2009:

	Ecosphere	Ecosphere	Ecosphere
	Energy	Envirobotic	Systems,	Segment		Consolidated
	Services, Inc.	Solutions, Inc.	Inc.	Totals	Corporate	Totals

Revenue from external customers	$154,041	$—	$—	$154,041	$—	$154,041
Interest expense and amortization of debt discount	$(658)	$—	$—	$(658)	$(2,464,816)	$(2,465,474)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$(12,202,160)	$(12,202,160)
Depreciation and amortization	$(82,824)	$(318)	$(28,564)	$(111,706)	$(20,309)	$(132,015)
Income tax expense	$—	$—	$—	$—	$—	$—
Net income (loss)	$(244,844)	$(318)	$(28,564)	$(273,726)	$(18,200,603)	$(18,474,329)

Segment fixed assets & construction in process	$2,058,670	$25,824	$865,375	$2,949,869	$1,013,358	$3,963,227
Fixed asset additions (disposals) (net)	$—	$—	$—	$—	$—	$—
Total Assets	$1,821,680	$6,635	$250,016	$2,078,331	$358,686	$2,437,017

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company made its scheduled quarterly payment of $25,000 related to an unsecured note payable to a director, bearing interest at 7%.   The Company did not make its scheduled payment during the three months ended June 30, 2010 and the remaining balance under this note is $291,311 is in default.   As of June 30, 2010, the Company owes accrued interest of $5,098 on this note. The director has never made formal demand for payment.

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

During the three months ended June 30, 2010, the Company’s former Chairman and CEO was issued 1,667,049 shares of common stock in exchange for warrants to purchase 1,935,000 shares of the Company’s common stock in connection with the cashless exercise of warrants with exercise prices ranging from $0.15 to $0.25 per share and based upon a fair market value of the Company’s common stock of $1.17 per share.

During the three months ended June 30, 2010, the Company’s former Vice President of Business Development was issued 589,008 shares of common stock in exchange for warrants to purchase 700,000 shares of the Company’s common stock in connection with the cashless exercise of warrants with exercise prices ranging from $0.15 to $0.25 per share and based upon a fair market value of the Company’s common stock of $1.16 per share.  In addition, the former President of Business Development was issued 35,776 shares of common stock in exchange for salary due him of $14,668 in connection with the exercise of options to purchase 35,776 shares of the Company’s common stock with an exercise price of $0.41 per share.

During the three months ended June 30, 2010, a director of the Company was issued 121,875 shares of common stock in exchange for warrants to purchase 150,000 shares of the Company’s common stock in connection with the cashless exercise of warrants with an exercise price of $0.15 per share and based upon a fair market value of the Company’s common stock of $0.80 per share.  In addition, this director was issued 123,750 shares of common stock in connection with the cashless exercise of warrants to purchase 180,000 shares of common stock with an exercise price of $0.25 per share and based upon a fair market value of the Company’s common stock of $0.80 per share.

During the three months ended June 30, 2010, two officers of the Company were issued 200,000 shares each of the common stock in exchange for $120,667 in connection with the exercise of options with exercise prices ranging from $0.27 to $0.43 per share.  In addition, the Company issued 193,548 shares of common stock to a director in connection with the cashless exercise of options to purchase 1,000,000 shares at an exercise price of $1.00 per share and based upon a fari market value of the Company’s stock of $1.24 per share.  Further, the Company issued the director 36,975 shares of common stock to the director as settlement of consulting fees due to the director in the amount of $45,850 based upon a fair market value of the common stock of $1.24 per share.

In April 2010, as part of negotiations to award our Chief Executive Officer (“CEO”) with a new Employment Agreement the Company granted the CEO options to purchase 6,000,000 shares of common stock, exercisable at $1.01 per share.  The options will become exercisable upon signing the Company’s standard Stock Option Agreement, which had not occurred as of June 30, 2010. Of the options, 2,000,000 will be fully vested with the remaining 4,000,000 to vest semi-annually over a three year period each June 30 and December 31, with the first vesting date being December 31, 2010, subject to remaining as an employee on each applicable vesting date. The unvested options will immediately vest upon the occurrence of certain milestones, which milestones will result in significant economic benefits to Ecosphere.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)
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

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions are scheduled for the fall of 2010. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

14.	NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009, which was allocated to the other EES members in accordance with the LLC operating agreement.  During the six months ended June 30, 2010, EES reported net income of $192,710 which has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.

15.           CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2010.  As of June 30, 2010, there were no cash equivalent balances held in corporate money market funds that are not insured.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

At June 30, 2010, 100% of accounts receivable was from one customer.

During the six months ended June 30, 2010, three customers accounted for 79%, 14% and 7% of revenues.

During the six months ended June 30, 2010, 21% of revenues resulted from processing frac flowback water for two customers and 79% resulted from pretreating water that is being used in fracturing wells for one company.

16.           SUBSEQUENT EVENTS

Since July 1, 2010, the Company issued 681,818 shares of common stock and three year warrants to purchase 340,909 shares of common stock at an exercise price of $1.00 per share in exchange for receipt of $525,000 in connection with a private placement with two accredited investors.

Since July 1, 2010, the Company has issued 170,863 shares of common stock in connection with the cashless exercise of warrants to purchase 200,000 shares of common stock at an exercise price of $0.15 per share and based upon a market value of the common stock of between $1.01 and $1.05 per share.  In addition, the Company issued 52,619 shares of common stock in exchange for $12,150 in connection with the exercise of options at a exercise price between $0.21 and $0.43 per share.

Since July 1, 2010, the Company has received short term advances from three of its officers in the amount of $180,000 to provide short-term working capital.  The short term advances are non-interest bearing and the officers received no consideration in connection with the advances. The advances were made pending collection of a receivable. At this time the largest advance of $130,000 has been repaid.

On August 12, 2010, the Company appointed its Chairman of the Board to be the full-time Executive Chairman.  The Board of Directors approved paying the new Executive Chairman an annual salary of $225,000 retroactive to August 1, 2010, paying an annual bonus based upon increases in EBITDA, and granted him 1,000,000 five-year options exercisable at $0.82 per share.  Of the options, 250,000 are vested, and the balance vest over a three-year period with the first vesting date of June 30, 2011.

Management evaluated all activity of the Company through the issue date of the Company’s condensed unaudited consolidated financial statements and concluded that no additional subsequent events have occurred that would require recognition in the consolidated financial statements.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a diversified engineering, technology development and manufacturing company dedicated to identifying, creating, building and marketing innovative technology solutions that provide for responsible, sustainable stewardship of the world’s natural resources.  Companies that use our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprint.  The Company’s business model is to invent, develop, commercialize and sell green technologies using water as a key component.

Ecosphere Technologies has been focusing the bulk of its efforts on EES, its 52.6% owned subsidiary. EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The commercial viability of this technology is demonstrated by the multi-year Agreements the Company has been able to secure.  These Agreements have proven the technology is commercially viable and have led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a wellsite.

Ecosphere’s patented Ozonix® technology has the ability to clean water without chemicals in a variety of industries.  While EES has an exclusive license for energy, Ecosphere owns 100% of all other applications.  These industries include mining, municipal wastewater, industrial wastewater, food processing, agriculture and shipping.  The Company is beginning to seek financial partners to expand its Ozonix® technology to other applications.

  2010 Highlights

We began 2010 by delivering the final units to our second fleet of Ecos Frac units to provide water processing services for fracturing natural gas wells in the Fayetteville Shale. Highlights include:

●
As evidence that the Ecosphere Ozonix® process is breakthrough technology, we received two patents for our Ecosphere Ozonix® process from the U.S Patent and Trademark Office under the new Green Tech Fast Track program. Patent numbers 7,699,994 and 7,699,988.

●
Our revenues of $2.1 million for the first quarter and $2.1 million for the second quarter were records for operating revenues in any quarter, a 981% increase compared to the first quarter of 2009 and a 1,288% increase compared to the second quarter of 2009.

●	In January and February we performed a successful paid pilot program for British Petroleum treating produced water in Wyoming.

●	We converted all of our remaining convertible debt, a reduction of $2.5 million since December 31, 2009

●	We filed additional patents for applying our Ecosphere Ozonix® technology in the clean up of offshore oil spills.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

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

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant and embedded conversion option at the issuance date and at each subsequent reporting date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 1 to our unaudited consolidated financial statements contained in this report.  The Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our warrants and embedded conversion options have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants and embedded conversion options.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Three Months ended June 30, 2010 with the Three Months Ended June 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30, 2010
			Change
	2010	2009	$	%

Revenues	$2,138,386	$154,041	$1,984,345	1288%
Cost of revenues	792,236	121,272	670,964	553%
Gross profit	1,346,150	32,769	1,313,381	4008%
Operating expenses
Salaries and employee benefits	1,756,669	1,948,191	(191,522)	-10%
Administrative and selling	502,778	256,594	246,184	96%
Professional fees	280,417	263,256	17,161	7%
Depreciation and amortization	479,149	132,310	346,839	262%
Research and development	63,351	2,000	61,351	3068%
Total selling general and administrative	3,082,364	2,602,351	480,013	18%
Restructuring charge	-	548,090	(548,090)	-100%
Total operating expenses	3,082,364	3,150,441	(68,077)	-2%
Loss from operations	(1,736,214)	(3,117,672)	1,381,458	62%
Other income (expense):
Other income (expense)	152	(227)	379	167%
Gain (loss) on conversion	(115,505)	(688,796)	573,291	83%
Interest expense	(327,394)	(2,465,474)	2,138,080	87%
Change in fair value of derivative instruments	7,009,612	(12,202,160)	19,211,772	-274%
Total other income (expense)	6,566,865	(15,356,657)	21,923,522	-143%
Net (loss) income	4,830,651	(18,474,329)	23,304,980	126%
Preferred stock dividends	26,250	30,000	3,750	-13%
Net income (loss) applicable to common stock	4,804,401	(18,504,329)	23,308,730	126%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(83,315)	-	(83,315)	100%
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$4,721,086	$(18,504,329)	$23,225,415	126%

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

The Company’s reported net income applicable to common stock of $4,721,086 during the three months ended June 30, 2010 as compared to a net loss applicable to common stock of $18,504,329 for the three months ended June 30, 2009. The Company’s net income for the three months ended June 30, 2010 and its net loss for the three months ended June 30, 2009 were due to the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

These derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability.  This results in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.    During the three months ended June 30, 2010, the market value of the Company’s common stock decreased from $1.50 per share at March 31, 2010 to $1.24 per share at June 30, 2010 resulting in other income of $7,009,612 related to the decrease in the Company’s derivative liability.  During the three months ended June 30, 2009, the market value of the Company’s common stock increased from $0.16 per share at March 31, 2009 to $0.49 per share at June 30, 2009, resulting in other expense of $12,202,160 related to the increase in the Company’s derivative liability.

Since May 17, 2010, the holders of the remaining convertible notes in the amount of $713,889 have converted the notes into common stock of the Company such that there are no embedded conversion option derivative instruments remaining as of June 30, 2010.  In addition, the number of warrants derivative instruments has been reduced from 16.9 million as of December 31, 2009 to 1.7 million as of June 30, 2010 through a combination of cashless exercises, exercises for cash and one year term extensions in exchange for removal of repricing clauses that make the warrants subject to derivative accounting.  As such, the effect of the changes in the fair value of the remaining warrant derivative instruments should have less of an impact on the future results of operations of the Company.

Revenues

Revenues for the three months ended June 30, 2010 increased $1,984,345 or 1,288% over the three months ended June 30, 2009.  Revenue for the three months ended June 30, 2010 was approximately 87% related to pretreating water prior to its use to fracture natural gas wells and 13% related to processing frac flowback water.  Revenue for the three months ended June 30, 2009 was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co. See comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009 below for information concerning our changed guidance.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Cost of Revenues

Cost of revenues amounted to $792,236 for the three months ended June 30, 2010 as compared to $121,272 for the three months ended June 30, 2009.  These costs consisted of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $3,082,364 compared to $3,150,441 for the three months ended June 30, 2009. This decrease resulted from decreases in salaries and employee benefits which was primarily the result of a decrease in the non-cash compensation expense related to options and restricted stock of $172,000 during the three months ended June 30, 2010.  In addition, there was no restructuring charge recorded during the three months ended June 30, 2010, a reduction of $548,090 over the restructuring charge recorded during the three months ended June 30, 2009.  These decreases were offset by increases in depreciation and amortization of $347,000 caused by the increase in the amount of revenue generating equipment in operation in 2010.  Research and development increased as we continued to investigate new applications of our technologies. Administrative and selling expenses increased as the result of increases in facilities costs of $165,000, insurance costs of $49,000, travel expenses of $58,000, marketing costs of $21,000 and general and administrative costs of $22,000 all of which are the result of increased operating activity.

Loss From Operations

Loss from operations for the three months ended June 30, 2010 was $1,736,214 compared to a loss of $3,117,672 for the three months ended June 30, 2009. The decrease in the loss from operations in 2010 versus 2009 was due to an increase of $1,313,381 in gross profit plus the slightly lower operating expenses as identified above.  Included in the loss from operations were non-cash expenses including stock based compensation of $891,341 and depreciation and amortization of $479,088.

Interest Expense

Interest expense was $327,394 and $2,465,474 for the three months ended June 30, 2010 and 2009, respectively. The decline in 2010 is the result of a decrease in the outstanding debt of $6.4 million since March 31, 2009.  Of the 2010 amount, approximately $129,000 related to the accretion of discounts related to notes payable (noncash), the remainder related to actual and accrued interest on notes payable.  Of the 2009 amounts, approximately $2,224,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and the remainder related to actual and accrued interest associated with the notes payable.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Preferred Stock Dividends

Preferred stock dividends were $26,250 for the three months ended June 30, 2010 and $30,000 for the three months ended June 30, 2009. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 810-15, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $1,858,215 as of June 30, 2010 using the Black-Scholes option pricing model.    As such, the Company recognized other income of $7,009,612 for the three months ended June 30, 2010, representing the increase in the fair value of the derivative liability at June 30, 2010 as compared to fair value at March 31, 2010.  The increase in the liability resulted primarily due to the decrease in the market value of the Company’s common stock from $1.50 per share at March 31, 2010 to $1.24 per share at June 30, 2010.

The Company estimated the fair value of these liabilities to be $7,400,539 as of June 30, 2009 using the Black-Scholes option pricing model.  As a result, the Company recognized other expense of $12,202,160, representing the increase in the fair value of these liabilities.

If the Company’s common stock price at September 30, 2010 is higher than the $1.24 per share June 30, 2010 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at September 30, 2010 is lower than the June 30, 2010 closing price of $1.24, the Company will record other income which may be material.

As of the filing date of this report, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition,  as mentioned above the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at June 30, 2010.  As such, we anticipate that future other income and expense from these financial instruments will diminish.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net income applicable to common stock was $4,721,086 for the three months ended June 30, 2010, compared to a net loss applicable to common stock of $18,504,329 for the three months ended June 30, 2009.  Net loss per share of common stock was $0.04 basic and $.0.03 diluted for the three months ended June 30, 2010 and net loss per share of common stock was $0.20 basic diluted for the three months ended June 30, 2009.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Six Months ended June 30, 2010 with the Six Months Ended June 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30, 2010
			Change
	2010	2009	$	%

Revenues	$4,239,253	$348,309	$3,890,944	1117%
Cost of revenues	1,538,770	254,749	1,284,021	504%
Gross profit	2,700,483	93,560	2,606,923	2786%
Operating expenses
Salaries and employee benefits	3,490,345	3,220,297	270,048	8%
Administrative and selling	936,198	567,948	368,250	65%
Professional fees	448,787	435,718	13,069	3%
Depreciation and amortization	922,345	253,049	669,296	264%
Research and development	89,735	11,550	78,185	677%
Total selling general and administrative	5,887,410	4,488,562	1,398,848	31%
Restructuring charge	-	548,090	(548,090)	100%
Total operating expenses	5,887,410	5,036,652	850,758	17%
Loss from operations	(3,186,927)	(4,943,092)	1,756,165	62%
Other income (expense):
Other income	242	1,151	(909)	79%
Gain (loss) on conversion	(133,604)	(689,249)	555,645	81%
Interest expense	(845,330)	(4,001,142)	3,155,812	79%
Change in fair value of derivative instruments	(14,035,239)	(5,739,159)	(8,296,080)	-59%
Total other income (expense)	(15,013,931)	(10,428,399)	(4,585,532)	44%
Net (loss) income	(18,200,858)	(15,371,491)	(2,829,367)	-18%
Preferred stock dividends	53,750	60,000	6,250	-10%
Net income (loss) applicable to common stock	(18,254,608)	(15,431,491)	(2,823,117)	-18%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(192,710)	-	(192,710)	100%
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(18,447,318)	$(15,431,491)	$(3,015,827)	-20%

Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009

The Company’s reported a net loss applicable to common stock of $18,447,318 during the six months ended June 30, 2010 as compared to a net loss applicable to common stock of $15,431,491 for the six months ended June 30, 2009. The Company’s large net losses for the six months ended June 30, 2010 and 2009 were due to the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

These derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability.  This results in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.    During the six months ended June 30, 2010, the market value of the Company’s common stock increased from $0.47 per share at December 31, 2009 to $1.24 per share at June 30, 2010 resulting in other expense of 14,035,240 related to the increase in the Company’s derivative liability.  During the six months ended June 30, 2009, the market value of the Company’s common stock increased from $0.31 per share at December 31, 2008 to $0.49 per share at June 30, 2009, resulting in other expense of $5,739,159 related to the increase in the Company’s derivative liability.

Since May 17, 2010, the holders of the remaining convertible notes in the amount of $713,889 have converted the notes into common stock of the Company such that there are no embedded conversion option derivative instruments remaining as of June 30, 2010.  In addition, the number of warrants derivative instruments has been reduced from 16.9 million as of December 31, 2009 to 1.7 million as of June 30, 2010 through a combination of cashless exercises, exercises for cash and one year term extensions in exchange for removal of repricing clauses that make the warrants subject to derivative accounting.  As such, the effect of the changes in the fair value of the remaining warrant derivative instruments should have less of an impact on the future results of operations of the Company.

Revenues

Revenues for the six months ended June 30, 2010 increased $3,890,944 or 1,117% over the six months ended June 30, 2009.  Revenue for the six months ended June 30,  2010 was approximately 79% related to pretreating water prior to its use to fracture natural gas wells and 21% related to processing frac flowback water.  Revenue for the six months ended June 30,  2009 was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co.

Late in 2009, the Company forecast that it would generate approximately $20,000,000 in revenues for the current fiscal year based upon then existing conditions.  As a result of several factors, the Company now expects revenues for 2010 to be in the range of between $8,000,000 to $10,000,000.  Primary reasons for this reduction are due to the BP Gulf oil spill which has delayed receipt of an Agreement to sell equipment to BP, a longer than expected contract cycle for the anticipated expansions of existing contracts and limited working capital for the expansion of business development resources.  The company continues to aggressively pursue new opportunities and is focusing additional resources on its EES subsidiary as well as pursuing contracts outside of the Energy sector.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Cost of Revenues

Cost of revenues amounted to $1,538,770 for the six months ended June 30, 2010 as compared to $254,749 for the six months ended June 30, 2009.  These costs consisted of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $5,887,410 compared to $5,036,652 for the six months ended June 30, 2009. This increase resulted from increases in depreciation and amortization of $669,000 caused by the increase in the amount of revenue generating equipment in operation in 2010.  Research and development costs increased $78,000 as the Company continues to investigate new applications of its technologies. Administrative and selling expenses increased as the result of increases in facilities costs of $91,000, insurance costs of $73,000, travel expenses of $140,000, marketing costs of $26,000 and general and administrative costs of $38,000 all of which are the result of increased operating activity.  In addition, salaries and employee benefits increased $270,000 during the six months ended June 30, 2010 as the Company increased staff to support operations. These increases were partially offset the lack of a restructuring charge during six months ended June 30, 2010, a reduction of $548,090 over the restructuring charge recorded during the six months ended June 30, 2009.

Loss From Operations

Loss from operations for the six months ended June 30, 2010 was $3,186,927 compared to a loss of $4,943,092 for the six months ended June 30, 2009. The decrease in the loss from operations in 2010 versus 2009 was due to an increase of $2,606,923 in gross profit which was partially offset by the higher operating expenses as identified above.  Included in the loss from operations were non-cash expenses including stock based compensation of $1,893,553 and depreciation and amortization of $922,345.

Interest Expense

Interest expense was $845,330 and $4,001,142 for the six months ended June 30, 2010 and 2009, respectively. The decline in 2010 is the result of a decrease in the outstanding debt of $6.4 million since March 31, 2009.  Of the 2010 amount, approximately $534,000 related to the accretion of discounts related to notes payable (noncash), the remainder related to actual and accrued interest on notes payable.  Of the 2009 amounts, approximately $3,554,719 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and the remainder related to actual and accrued interest associated with the notes payable.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Preferred Stock Dividends

Preferred stock dividends were $53,750 for the six months ended June 30, 2010 and $60,000 for the six months ended June 30, 2009. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 810-15, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $1,858,215 as of June 30, 2010 using the Black-Scholes option pricing model.    As such, the Company recognized other expense of $14,035,239 for the six months ended June 30, 2010, representing the increase in the fair value of the derivative liability at June 30, 2010 as compared to fair value at December 31, 2009.  The increase in the liability resulted primarily due to the increase in the market value of the Company’s common stock from $0.47 per share at December 31, 2009 to $1.24 per share at June 30, 2010 offset by certain derivative liabilities reclassified to equity as a result of exercises and conversions.

The Company estimated the fair value of these liabilities to be $7,400,539 as of June 30, 2009 using the Black-Scholes option pricing model.  As a result, the Company recognized other expense of $5,739,159, representing the increase in the fair value of these liabilities.

If the Company’s common stock price at September 30, 2010 is higher than the $1.24 per share June 30, 2010 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at September 30, 2010 is lower than the June 30, 2010 closing price of $1.24, the Company will record other income which may be material.

As of the filing date of this report, there were no remaining convertible notes which generate a derivative liability for the Company.  In addition,  as mentioned above the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at June 30, 2010.  As such, we anticipate that future other income and expense from these financial instruments will diminish.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $18,447,318 for the six months ended June 30, 2010, compared to a net loss applicable to common stock of $15,431,491 for the six months ended June 30, 2009.  Net loss per share of common stock was $0.17 basic and diluted for the six months ended June 30, 2010 and net loss per share of common stock was $0.13 basic and diluted for the six months ended June 30, 2009.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $983,483 for the six months ended June 30, 2010, compared to $1,441,438 for the six months ended June 30, 2009.  Cash used resulted from the net loss applicable to common stock of $18,447,318 which was offset by non-cash charges for depreciation and amortization of $922,345,  accretion of note interest of $538,712, vesting of options and restricted stock of $1,896,553, increase is derivative liabilities of $14,035,239, decreases in accounts receivable of $27,624 and prepaid expenses of $43,355, increases in accounts payable of $112,769, increases in accrued expenses of $45,782 and non-controlling interest in consolidated interest of $192,710 which were partially offset by decreases in deferred revenue of $576,000 and restructuring reserve of $44,337. The 2009 net loss applicable to common stock of $15,431,491 was positively impacted by non-cash compensation of $2,185,949, accretion of loan discounts generated from convertible debt with attached warrants of $1,738,481, depreciation expense of 252,459, an increase in non-cash other expense of $5,739,159 related to the change in the fair value of the liabilities for derivative instruments, a non-cash loss on conversion of accrued interest into common stock of $689,248, amortization of debt issue costs of $243,792, interest expense related to new warrants of $638,048, decreases in accounts receivable of $80,323 and prepaid expenses of $59,245, increases in accounts payable of  $319,568, the restructuring reserve of $264,472 and accrued expenses of $771,013.

The Company's net cash used by investing activities was $1,475,956 for the six months ended June 30, 2010 compared to net cash used in investing activities of $207,424 for the six months ended June 30, 2009. The Company invested $1,800,828 in equipment components associated with new Ecos Frac Tank units, upgrades to existing EcosBrine units and invested $100,128 in additional vehicles and leasehold improvements to support operations.

The Company’s net cash provided by financing activities was $1,417,372 for the six months ended June 30, 2010 compared to net cash provided by financing activities of $1,294,032 for the six months ended June 30, 2009.  The amounts in 2010 consisted of proceeds from the exercise of warrants and options of $1,020,321, plus proceeds from the exchange of warrants for cash of $756,968 and new vehicle financing of $42,000 which was offset by repayments of notes payable and insurance financing of $96,882, repayment of capital leases and vehicle financings of $18,777 and payments on related party debt of $286,258.  The Company’s net cash provided by financing activities was $1,294,032 for the six months ended June 30, 2009.  The amounts in 2009 consisted of proceeds from the issuance of convertible notes and warrants of $325,000,  proceeds from loan advances of $862,500, proceeds from note payable of $45,500, proceeds from notes payable to related parties of $80,000, proceeds form warrant exercises of $75,938 which were offset by repayments of related party notes of $30,000, repayments of notes payable and insurance financings of $46,311 and repayments of capital leases of $18,595.

From  January 1, 2010 to the filing date of this report,  secured convertible original issue discount notes payable amounting to $2,772,222 have been converted into common stock of the Company.  The Company issued 7,700,617 shares of common stock in connection with these conversions.  As such, there are no secured convertible original issue discount notes payable outstanding as of June 30, 2010.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

It is anticipated that the combination of the management fee and distributions the Company receives from EES, plus the reimbursement of costs to build additional equipment for EES, will be sufficient to support the working capital needs of the Company for at least the next 12 months.

This is based upon a number of key assumptions:

•	Continued generation of revenue by EES from our existing customer relationships;

•	A new EES agreement from an existing or new customer through which Ecosphere generates manufacturing profits;

•	Favorable financing terms to enable Ecosphere to finance the manufacturing of new units needed to meet orders from existing customers and for any new agreements;

•	New paid pilots throughout the 12 months;

•	2010 distributions of profits and priority distributions from EES.

As of August 13, 2010, the Company has $15,000 in cash and $540,000 of current accounts receivable.  The Company anticipates there may be a need for additional financing over the next twelve months in order to fund the building of additional EcosFrac™ and EcosBrine™ units to meet the demand for our services.  EES has approximately $8,500,000 in equipment. It owes approximately $2,800,000 to a related party.  The indebtedness is secured by two pieces of equipment. EES owes Ecosphere approximately $700,000 as the result of advances made to manufacture new equipment, offset by partial payments. Those advances are due and owing. Since both Ecosphere and an EES partner are owed money by EES, Ecosphere does not expect that either party will take any action to enforce these liabilities. Approximately $6.8 million in EES equipment is unsecured by any debt and available for financing as described above. Between cash provided by financing and from existing and new agreements, Ecosphere expects to pay all of these liabilities. The Company’s new executive chairman has been tasked with the responsibility of, among other things, seeking a credit line to be secured by the remaining equipment.  These pieces of equipment are currently generating ongoing revenue of approximately $2,000,000 per quarter.  Additional financing will permit EES to expand its business and purchase more equipment from the Company.  Furthermore, the Company, as managing member of EES, believes that with additional equipment it can increase revenue from existing customers by using its equipment on additional wells each month. Since July 1, 2010 the Company has received $525,000 in exchange for 681,818 shares of common stock and five year warrants to purchase 340,909 shares of common stock at an exercise price of $1.00 per share in a private placement with two accredited investors.  However there can be no assurance that the Company will be able to develop additional sources of financing if the Company needs to raise capital for working capital purposes.

The Company continues to aggressively search for strategic partners accross all verticals to substantially increase market share, finance expansion and sell and or license the Company's portfolio of technologies. The Company's patented Ecosphere Ozonix® technology has broad based applications to treat and process polluted water without the use of chemicals, as outlined above under "Company Overview".

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $89,735 and $11,550 for the six months ended June 30, 2010 and 2009, respectively. The Company has committed substantial capital to continually modify, improve, update and adapt its technologies. While these costs are not research and development under generally accepted accounting principles, they provide future benefit to the Company and its customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including 2010 Revenue, other income (expense), expanding EES business, expanding the Company's Ozonix® technology to other industries, paying debt and future liquidity.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation, the ability to finance the Company’s revenue generating equipment, general reluctance of businesses to utilize new technology and continued positive results in the field.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2009.   Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

  PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Act”), as described below. Unless otherwise indicated, the securities issued are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant holders (1)	4/20/2010 through 5/20/10	160,000	Exercise of warrants at $0.28 per share
Warrant holders (1)	4/1/2010 through 6/17/2010	300,000	Exercise of warrants at $0.15 per share
Warrant holders (2)	4/1/2010 through 6/17/2010	451,250	Exercise of warrants at $0.15 per share
Former Employee (2)	4/7/2010	125,000	Service as employee
Note holders (3)	4/20/2010	30,160	Conversion of note interest at $0.36 per share
Note holders (3)	4/8/2010 through 6/7/2010	1,983,024	Conversion of notes at $0.36 per share
Warrant and Option holders (3)	4/8/2010 through 6/30/2010	7,010,011	Cashless exercise of warrants and options with exercise prices ranging from $0.15 - $1.25
Option holders (1)	4/19/2010 through 6/30/10	142,000	Exercise of stock options at $0.28 per share
Warrant holders (1)	4/23/2010 through 6/28/10	877,500	Exercise of warrants at $0.07 per share
Warrant holders (1)	4/23/2010 through 4/29/2010	100,000	Exercise of warrants at $0.20 per share
Service Provider (2)	4/28/2010	100,000	Settlement Agreement
Warrant holders (1)	4/20/2010 through 6/21/10	50,000	Exercise of warrants at $0.25 per share
Warrant holders (2)	4/20/2010 through 6/21/10	250,834	Exercise of warrants at $0.25 per share
Series A Holder (3)	5/4/2010	24,000	Conversion of Series A PS
Series B Holder (3)	5/5/2010 & 5/28/2010	4,175	Conversion of Series B PS
Warrant holders (1)	6/24/2010	100,000	Exercise of warrants at $0.60 per share
Warrant holders (1)	6/24/2010	100,000	Exercise of warrants at $0.75 per share

(1)           Exemption under Section 4(2) of the Act and Rule 506 thereunder.
(2)           Exemption under Section 4(2) of the Act.
(3)           Exemption under Section 3(a)(9) of the Act.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

On August 12, 2010, the Company amended its Bylaws to provide that the officers include an Executive Chairman.  This executive officer will provide substantial duties as described in Exhibit 3.6 to this report. On that same day, Mr. Charles Vinick was appointed full-time Executive Chairman, effective as of August 1, 2010.  Mr. Vinick will receive an annual salary of $225,000 and was granted 1,000,000 five-year non-qualified stock options exercisable at $0.82 per share.  Of the options: (i) 250,000 are fully vested and (ii) the balance vest in equal increments each June 30th and December 31st with the first vesting date being June 30, 2011 and the last vesting date being June 30, 2013.  Mr. Vinick will receive an annual bonus equivalent to one percent of the annual growth in EBITA (Earnings Before Interest Taxes and Appreciation) year-over-year.  Since August 2006, Mr. Vinick has been a director of the Company and has served as the Chairman of the Board since December 22, 2009.  From June 2005 through August 2007, he was the President and Chief Executive Officer of the Alliance to Protect Nantucket Sound.  Since September 2007, Mr. Vinick has served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpinteria, Carlifornia.  Mr. Vinick is resigning from that position.  Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau.  Mr. Vinick is 63 years old.

ITEM 6.  EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010				Filed
10.1	Amended and Restated 2006 Equity Incentive Plan*				Filed
10.2	Secured Line of Credit Agreement dated May 12, 2008	10-Q	11/13/08	10.1
10.3	Secured Line of Credit Agreement dated August 28, 2008	10-Q	11/13/08	10.2
10.4	Form of Executive Option Agreement dated December 22, 2009*				Filed
10.5	Form of Executive Option Agreement dated July 1, 2009*				Filed
10.6	Form of Director Option Agreement dated July 1, 2009				Filed
10. 7	Summary of McGuire option grant dated April 21, 2010*				Filed
10.8	Vinick Consulting Agreement*	10-K	3/25/09	10.24
10.9	Sterner Note				Filed
10.10	Summary of Haskell Severance Agreement*				Filed
10.11	Summary of Haskell Loan*				Filed
10.12	Technology License Agreement				Filed
10.13	Form of Director Restricted Stock Agreement dated July 1, 2009				Filed
10.14	Form of Director Option Agreement – Initial Grant				Filed
10.15	Form of Director Restricted Stock Agreement - Initial Grant
10.16	Southwestern Energy Services Agreement***				Filed
10.17	Newfield Exploration Services Agreement ***				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

     *Management contract or compensatory plan.

***Filed pursuant to a confidential treatment request for certain portions of this document. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Secretary.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

August 16, 2010	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

August 16, 2010	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)