Form 10-Q
period 2010-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2010-11-22
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at November 12, 2010
Common Stock, $0.01 par value per share	138,324,035 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
Assets	(Unaudited)
Current Assets
Cash	$132,778	$1,089,238
Restricted cash	-	425,000
Accounts receivable	698,575	701,999
Prepaid expenses and other current assets	129,526	30,656
Total current assets	960,879	2,246,893
Property and equipment, net	8,352,057	7,174,919
Construction in progress	364,034	764,229
Patents, net	46,305	37,891
Deposits	22,205	22,205
Total assets	$9,745,480	$10,246,137
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$2,027,313	$1,759,308
Accounts payable - related parties	22,914	-
Accrued liabilities	931,244	705,510
Advances from officers	45,000	-
Insurance premium finance contract	19,655	-
Vehicle financing	72,172	41,339
Capital lease obligations	-	13,080
Due to affiliate	2,000	2,000
Deferred revenue	-	672,000
Notes payable – related parties (net of discount) – current portion	1,067,110	1,795,376
Notes payable – third parties (net of discount) – current portion	50,000	1,616,078
Fair value of liability for warrant derivative instruments	654,332	6,315,631
Fair value of liability for embedded conversion option derivative instruments	-	1,084,908
Total current liabilities	4,891,740	14,005,230
Restructuring reserve	175,804	123,436
Notes payable - related parties - less current portion	2,000,000	2,000,000
Total Liabilities	7,067,544	16,128,666
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 6 shares issued and outstanding, $25,000 per share redemption amount plus dividends in arrears ($1,130,369 at September 30, 2010)	1,130,369	1,137,556
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 326 and 355 shares issued and outstanding, respectively, $2,500 per share redemption amount plus dividends in arrears ($2,731,677 at September 30, 2010)	2,731,677	2,742,239

Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 137,088,285 and 116,830,850 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,370,883	1,168,308
Common stock issuable, $0.01 par value, 1,164,321 and 630,089 issuable at September 30, 2010 and December 31, 2009, respectively	11,643	6,301
Additional paid-in capital	93,526,558	66,349,999
Accumulated deficit	(106,756,822)	(87,893,515)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(11,847,738)	(20,368,907)
Noncontrolling interest in consolidated subsidiary	10,663,628	10,606,583
Total stockholder' deficit	(1,184,110)	(9,762,324)
Total liabilities, redeemable convertible cumulative preferred stock,
and stockholders’ deficit	$9,745,480	$10,246,137

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues	$2,188,534	$357,076	$6,427,787	$705,385

Cost of revenues	1,002,796	136,257	2,541,566	391,006

Gross profit	1,185,738	220,819	3,886,221	314,379

Operating expenses
Selling, general and administrative	2,747,697	2,804,860	8,635,107	7,293,422
Asset impairment	116,000	-	116,000	-
Restructuring charge	50,000	-	50,000	548,090
Total operating expenses	2,913,697	2,804,860	8,801,107	7,841,512

Loss from operations	(1,727,959)	(2,584,041)	(4,914,886)	(7,527,133)

Other income (expense):
Other income	31	2	273	2,758
Other expense	-	-	-	(1,605)
Gain (loss) on conversion, net	12,524	(27,288)	(121,080)	(716,538)
Interest expense	(93,883)	(655,645)	(939,213)	(4,656,787)
Change in fair value of derivative instruments	1,203,883	2,173,567	(12,831,356)	(3,565,592)
Total other income (expense)	1,122,555	1,490,636	(13,891,376)	(8,937,764)

Net income (loss)	(605,404)	(1,093,405)	(18,806,262)	(16,464,897)

Preferred stock dividends	(26,000)	(30,000)	(79,750)	(90,000)

Net income (loss) applicable to common stock	(631,404)	(1,123,405)	(18,886,012)	(16,554,897)

Less: Net (income) loss applicable to non-controlling interest in consolidated subsidiary	135,665	268,531	(57,045)	268,531

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(495,739)	$(854,874)	$(18,943,057)	$(16,286,366)

Net income (loss) per common share applicable to Ecosphere Technologies, Inc. common stock
Basic and diluted	$(0.00)	$(0.01)	$(0.15)	$(0.17)

Weighted average number of common shares outstanding
Basic and diluted	137,646,787	110,461,145	129,200,820	96,419,567

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) income applicable to Ecosphere Technologies, Inc, common stock	$(18,943,057)	$(16,286,366)
Adjustments to reconcile net income (loss) to net cash used in operating activities:		.
Accrued preferred stock dividends	79,750	90,000
Depreciation and amortization	1,435,955	438,549
Amortization of debt issue costs	-	268,792
Additional restructuring reserve	50,000	-
Shares issued for settlement	114,000	-
Accretion of discount on notes payable	538,712	2,305,093
Loss on conversion of accrued interest to stock	19,604	701,343
Non-cash compensation expense	2,518,533	3,589,619
Asset impairment	116,000	-
Interest expense for warrant derivative liability related to new warrants	-	684,381
Interest expense for embedded conversion option derivative liability of new convertible notes	-	983,871
Expense related to warrant modifications	93,735	-
Increase (decrease) in fair value of warrant derivative liability	8,816,136	1,804,869
Increase (decrease) in fair value of embedded conversion option derivative liability	4,015,220	1,760,733
Noncontrolling interest in consolidated subsidiary	57,045	(268,531)
Changes in operating assets and liabilities	-
Decrease in accounts receivable	3,424	123,728
(Increase) decrease in prepaid expenses and other current assets	75,797	(419,898)
(Increase) in debt issue costs and other non-current assets	(12,006)	(2,737)
Increase (decrease) in accounts payable	359,075	2,527,299
Increase in accounts payable - related parties	22,914	(5,485)
(Decrease) increase in restructuring reserve	(42,852)	261,147
Increase in deferred rent	-	3,094
(Decrease) in deferred revenue	(672,000)	200,000
Increase in accrued expenses	251,260	178,449
Net cash used in operating activities	(1,102,755)	(1,062,050)
INVESTING ACTIVITIES:
Redemption of restricted cash	425,000	-
Construction in process purchases	(1,982,293)	(3,292,989)
Purchase of property and equipment	(343,013)	(60,343)
Net cash used in investing activities	(1,900,306)	(3,353,332)
FINANCING ACTIVITIES:
Proceeds from non-controlling interest investment	-	3,500,000
Proceeds from officer advances	45,000	-
Proceeds from issuance of notes payable and warrants	-	575,000
Proceeds from issuance of common stock and warrants	545,000	-
Warrant modifications in exchange for cash	756,968	-
Proceeds from new vehicle financing	42,000	-
Proceeds from issuance of notes payable	-	45,500
Proceeds from issuance of notes payable and warrants to related parties	-	80,000
Proceeds from warrant exercises	1,123,151	75,938
Repayments of notes payable and insurance financing	(155,012)	(212,664)
Repayments of notes payable to related parties	(286,259)	(30,000)
Repayments of vehicle financing	(11,167)	-
Principal payments on capital leases	(13,080)	(28,286)
Net cash provided by financing activities	2,046,601	4,005,488
Net (decrease) in cash	(956,460)	(409,894)
Cash, beginning of period	1,089,238	461,514
Cash, end of period	$132,778	$51,620

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SUPPLEMENTAL CASH FLOW INFORMATION
	For The Nine Months Ended September
	2010	2009
Cash paid for interest	$124,388	$215,576
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$79,750	$90,000
Conversion of convertible debentures to common stock	$—	$1,057,442
Conversion of convertible notes to common stock	$2,104,393	$1,455,000
Conversion of related party debt to common stock	$422,222	$1,050,000
Reduction of derivative liability for embedded conversion options from conversion of convertible notes and debentures	$5,100,128	$1,977,877
Reduction of derivative liability for warrants from exercise and modification of warrants	$14,571,170	$4,925,703
Warrant liability recorded as debt discount	$—	$231,248
Embedded conversion option recorded as debt discount	$—	$334,504
Common stock issued as payment of accrued interest	$30,462	$373,154
Common stock issued in payment of services or accounts payable	$60,518	$85,814
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$25,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$72,500	$122,500

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

1.  NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”). Ecosphere is a diversified water engineering and environmental services company.  The Company’s environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”) and Ecosphere Exploration and Mining Services LLC (“EEMS”).  ESI was formed during the first quarter of 2005 to market the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. Ecosphere Energy Solutions, Inc. (“EES Inc.”)  was organized in November 2006.  It developed and marketed water processing systems to the oil and gas exploration industry using the Company’s patented Ecosphere Ozonix ® process.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES and EES Inc. ceased operations. In November 2009 EES sold additional ownership interests in EES reducing the Company’s holding to 52.6%.  EEMS was formed in March 2010 to treat mining superfund sites and related contaminated mining waters in the U.S. and globally using the Ecosphere Ozonix® technology. The Company is currently pursuing funding opportunities for this entity.  Except for EES, all of the Company’s subsidiaries are inactive.

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

PRINCIPALS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Ecosphere Technologies, Inc. and its subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

NON-CONTROLLING INTEREST

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly the Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its condensed consolidated balance sheets and reports non-controlling interest net income or loss under the heading “net (income) loss applicable to non-controlling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
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

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 6,746,173 shares of common stock exercised their cashless exercise rights and were issued 5,834,188 shares of common stock.  Further, since January 1, 2010, holders of warrants to purchase an additional 1,941,044 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,707,083 as of September 30, 2010.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2010, June 30, 2010 and September 30, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50, $1.24 and $0.50, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 that follows.   During the three months ended March 31, 2010, based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by $16,391,765 which was recorded as change in derivative liability in other expense.  During the three months ended June 30, 2010, based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $6,371,747 which was recorded as change in derivative liability in other income.  During the three months ended September 30, 2010, based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $1,203,882 which was recorded as change in derivative liability in other income.  As a result, for the nine months ended September 30, 2010, the Company recognized a change in derivative liability of $8,816,137 in other expense related to the warrant derivative instruments.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2010 June 30, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50 and $1.24, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 1 that follows.  Based upon the estimated fair value, the Company increased the fair value of liability for embedded conversion option derivative instruments by approximately $4,653,085 which was recorded as other expense for the three months ended March 31, 2010.  Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by approximately $637,865 which was recorded as change in derivative liability in other income expense for the three months ended June 30, 2010.   As a result, for the nine months ended September 30, 2010, the Company recognized a change in derivative liability of $4,015,220 in other expense related to the embedded conversion option derivative instruments.  As of September 30, 2010, there are no remaining convertible notes with embedded conversion options derivative instruments outstanding and the Company’s has no further liability for such instruments.

Table 1	Black Scholes Inputs
Warrants
	Warrants Exercised During the Nine Months Ended September 30, 2010	As of March 31, 2010	As of June 30, 2010	As of September 30, 2010
Volatility	83.96% - 110.94%	99.19%	106.04%	108.35%
Expected Term	1.00 - 4.52 years	1.13 - 4.58 years	0.89 - 3.78 years	1.19 to 3.53 years
Risk Free Interest Rate	0.35% - 2.24%	0.45% - 2.31%	0.28% - 1.31%	0.3% - 0.81%

Embedded Conversion Options
	Notes Converted During the Nine Months Ended September 30, 2010	As of March 31, 2010	As of June 30, 2010	As of September 30, 2010
Volatility	83.5% - 110.94%	99.19%	N/A	N/A
Expected Term	0.001 - 0.4 years	0.001 - 0.6 years	N/A	N/A
Risk Free Interest Rate	0.001% - 0.20%	0.001 - 0.23%	N/A	N/A

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$654,332	$—	$—	$654,332
Fair value of liability for embedded conversion option derivative instruments	—	—	—	—
Total Financial Liabilities	$654,332	$—	$—	$654,332

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The following is a roll-forward for the nine months ended September 30, 2010 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments	Total
Balance December 31, 2009	$6,315,631	$1,084,908	$7,400,539
Fair value of new warrants and embedded conversion options	93,735	-	93,735
Adjustments for exercises and conversions	(14,571,170)	(5,100,128)	(19,671,298)
Change in fair value included in other (income) loss	8,816,136	4,015,220	12,831,356
Balance at Septmber 30, 2010	$654,332	$-	$654,332

The Company had no non-financial assets or liabilities measured at fair value as of September 30, 2010.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable,  estimates of depreciable lives, valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges,  valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

2.  GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the nine months ended September 30, 2010, the Company incurred a loss from operations of approximately $18.9 million, and used cash in operations of approximately $1.1 million.   At September 30, 2010, the Company had a working capital deficiency of approximately $3.9 million, a stockholders’ deficit of approximately $1.2 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends).  The Company has not attained a level of revenues sufficient to support recurring expenses, and the Company does not presently have the resources to settle previously incurred obligations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations.  During the nine months ended September 30, 2010 the Company received $756,968 to modify terms of certain warrant agreements and received $1,123,151 from warrant holders who exercised their warrants.  In addition, the Company’s 52.6% owned subsidiary had revenues of $6.4 million for the nine month period ended September 30, 2010.  As EES receives contracts and work orders to assist energy companies in reducing their use of chemicals to treat the water they use in fracturing natural gas wells, we anticipate the need for additional financing or prepayments to fund the manufacturing of the additional equipment that may be needed to fulfill these agreements.  Management is exploring several possible alternative sources for this financing.  The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

3.  PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2010, the Company completed the manufacture and assembly of its second Ecos Frac fleet which was delivered to Arkansas to begin processing water being used to fracture natural gas wells in the Fayetteville Shale.  In connection with the delivery of the final units of the second Ecos Frac fleet and the delivery and refurbishing of five other customized pieces of equipment, the Company reclassified the cost of manufacturing and refurbishing the equipment, $2,382,488 from construction in progress to property and equipment and began depreciating the units.  Depreciation for the nine months ended September 30, 2010 relating to these units was $172,042.  Total depreciation expense for the nine months ended September 30, 2010 was $1,432,363.  In addition, during the three months ended September 30, 2010, the Company recorded an impairment reserve of $116,000 to fully depreciate two older generation non-Ozonix water filtration units.

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

As of September 30,  2010 the Company had four loans remaining outstanding, one to an unrelated third party for $50,000 and three related party loans amounting to $3,067,110, of which $2,000,000 is a long term debt.  In order to preserve working capital, as of September 30, 2010, the Company's subsidiary EES has not made six payments of principal and interest and six payments of interest only in the aggregate amount of $723,276, on notes amounting to $2.8 million. The holder of the note is a minority member in EES. As of September 30, 2010, total accrued interest on the related party debt amounted to $161,881.  EES anticipates bringing the payments current based on cash flow from new contracts or from alternative financing by the Company or EES.

5.  RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

As of September 30, 2010, the restructuring reserve liability of $175,804 consists of the total initial restructuring cost of $548,090 plus an additional $50,000 reserve for future rental payments due recorded in the three months ended September 30, 2010, less the severance costs paid to date and the net amount of lease payments made to date.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013, which are being added to the reserve since the initial reserve included a reduction for estimated sub-lease income.

The following table summarizes the activity in the restructuring reserve during the nine months ended September 30, 2010:

Restructuring Reserve

Balance December 31, 2009	$123,436
Rent payments	(130,136)
Sublease payment received	87,284
Reclassification from payables	45,220
Additional reserve	50,000
Balance September 30, 2010	$175,804

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

6.  REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of September 30, 2010 and December 31, 2009, there were six and seven shares, respectively, of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $980,369 and $962,557 at September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, one holder converted one Series A preferred share into 24,000 shares of common stock.

Series B

As of September 30, 2010 and December 31, 2009, there were 326 and 355 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,916,676 and $1,854,739 on September 30, 2010 and December 31, 2009, respectively. During the nine months ended September 30, 2010, holders of 29 shares of Series B Preferred Stock converted their shares of Series B preferred stock into 24,215 shares of common stock.

7.  COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of September 30, 2010.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

i)	30,160 shares of common stock, with fair market value of $1.01 per share, were issued in payment of accrued interest of $10,858, resulting in a loss on conversion of $19,604.

Issuances of the Company’s common stock during the three months ended September 30, 2010 included the following:

Shares Issued Upon Exercise of Warrants and Options

a)	482,428 shares of common stock were issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.43 per share resulting in proceeds to the Company of $102,830.

b)
294,613 shares of common stock were issued upon the cashless exercise of 380,000 warrants at exercise prices ranging from $0.15 to $0.25 per share and based upon market prices of the Company’s common stock ranging from $0.80 to $1.05 per share.

Shares and Warrants Issued for Cash

c)
707,792 shares of common stock and three year warrants to purchase 353,898 shares of common stock at $1.00 per share were issued in exchange for $545,000 in connection with private placements with three accredited investors.

Share Issued Upon Conversion of Convertible Preferred Stock

d)	3,340 shares of common stock were issued upon the conversion of 4 shares of Series B Preferred Stock. Accordingly, $10,000 was reclassified to equity from temporary equity.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $42,964 for the three months ended March 31, 2010, $26,973 for the three months ended June 30, 2010, and $54,750 for the three months ended September 30, 2010. The following table summarizes non-vested restricted stock and the related activity as of September 30, 2010:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2010	547,559		$0.47
Granted	153,225		$1.24
Vested	373,140		$0.46
Forfeited	---	$	---

Unvested at September 30, 2010	327,644		$0.81

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2010 was $205,000 which is expected to be recognized over the next 2.5 years.

8.  NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and unvested shares of restricted stock which total 72,592,310 as of September 30, 2010, are not included in the computation of net loss per common share for the three and nine months ended September 30, 2010 and 2009 because the effects of inclusion would be anti-dilutive.

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

For the Nine Months Ended September 30,
	2010	2009
Expected volatility	104.57% - 107.68%	125.17% - 137.11%
Expected lives	2.5 – 4.0	2.5 - 5 years
Risk-free interest rate	1.01% - 1.22	1.24% - 2.7%
Expected dividend yield	None	None

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

Stock-based compensation expense related to options and warrants for the three and nine months ended September 30, 2010 was $567,230 and $2,393,846, respectively.   As of September 30, 2010 there was $5,609,563 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 30 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Activity in the Company’s options for the nine month periods ended September 30, 2010 and 2009 were as follows:

Employee Fixed Plan
	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,468,736	$0.58	6,741,796	$0.69

Granted	234,842	$1.22	797,521	$0.45

Exercised	(623,667)	$0.27	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding at end of period	11,079,911	$0.61	7,539,317	$0.66

Exercisable at end of period	10,675,650	$0.60	6,784,221	$0.68

Outstanding
Weighted average remaining contractual term		3.15		3.68
Aggregate intrinsic value		$530,154		$287,037
Weighted average grant date fair value		$0.80		$0.33

Exercisable
Weighted average remaining contractual term		3.16		3.56
Aggregate intrinsic value		$517,945		$271,935

During the three months ended March 31, 2010, the Company issued 340,000 shares of common stock in exchange for $98,400 in connection with the exercise of options with exercise prices between $0.28 and $0.44 per share.

During the three months ended June 30, 2010, the Company issued 108,667 shares of common stock in exchange for $40,427 in connection with the exercise of options with exercise prices between $0.27 and $0.43 per share.

On July 1, 2010, the Company granted directors five year options to purchase 229,842 shares of common stock at an exercise price of $1.24 per share in connection with the Company’s Equity Incentive Compensation Plan.

During the three months ended September 30, 2010, the Company issued 175,000 shares of common stock in exchange for $42,750 in connection with the exercise of options with exercise prices between $0.21 and $0.43 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Employee Fixed Non-Plan
	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	33,115,414	$0.45	33,216,667	$0.45

Granted	7,200,000	$0.97	6,900,000	$0.42

Exercised	(1,157,851)	$0.30	-	$-

Forfeited	(202,020)	$1.00	(6,500,000)	$0.57

Expired	-	$-	-	$-

Outstanding at end of period	38,955,543	$0.54	33,616,667	$0.44

Exercisable at end of period	27,129,902	$0.45	23,903,333	$0.45

Outstanding
Weighted average remaining contractual term		3.29		3.88
Aggregate intrinsic value		$3,578,667		$2,712,867
Weighted average grant date fair value		$0.62		$0.33

Exercisable
Weighted average remaining contractual term		2.88		3.77
Aggregate intrinsic value		$1,280,221		$2,328,311

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

In August the Company issued 5 year options to purchase 1,000,000 shares of common stock at an exercise price of $0.82 per share in connection with the appointment of the Company’s executive chairman.

During the three months ended September 30, 2010, the Company issued 307,428 shares of common stock in exchange for $60,080 in connection with the exercise of options with exercise prices between $0.15 and $0.28 per share.

Non-Employee Fixed Non-Plan
	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	3,803,741	$-	3,803,741	$0.59

Granted	-	$-	500,000	$0.44

Exercised	(193,548)	$1.00	-	$-

Forfeited	(806,452)	$1.00	(500,000)	$0.42

Expired	(300,000)	$1.02	-	$-

Outstanding at end of period	2,503,741	$0.37	3,803,741	$0.59

Exercisable at end of period	2,488,832	$0.37	3,318,000	$0.61

Outstanding
Weighted average remaining contractual term		1.25		1.70
Aggregate intrinsic value		$404,817		$245,057
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		1.24		1.30
Aggregate intrinsic value		$403,865		$242,700

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

Warrants

Activity in the Company’s warrants for the nine month periods ended September 30, 2010 and 2009 were as follows:

Warrants	For the Nine Months Ended September 30, 2010		For the Nine Months Ended September 30, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	32,588,207	$0.51	39,132,197	$0.51

Granted	353,898	$1.00	2,594,945	$0.22

Exercised	(10,521,324)	$0.25	(759,375)	$0.10

Forfeited	(2,594,121)	$0.70	-	$-

Exchanged, net	2,063,000	$0.69	-	$-

Expired	(2,580,372)	$1.20	(647,125)	$-

Outstanding at end of period	19,309,288	$0.44	40,320,642	$0.51

Exercisable at end of period	19,309,288	$0.44	40,320,642	$0.51

Outstanding and exercisable
Weighted average remaining contractual term		1.80		2.33
Aggregate intrinsic value		$3,116,187		$6,391,186

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

During the three months ended March 31, 2010, the Company issued 1,018,445 shares of common stock in exchange for $230,840 in connection with the exercise of warrants with exercise prices of between $0.15 and $0.28 per share.

In addition, holders of warrants received in connection with a bridge financing in 2005 were offered the right to modify their current warrants for new warrants with an extended term and a new exercise price in exchange for the payment of $0.10 per warrant modified.  Warrants with exercise prices of $1.00 and $1.25 were offered to modify the exercise price to $0.60 and $0.75, respectively, and the expiration date of all the warrants modified was extended to March 31, 2012.  At the time the exchange was offered to the warrant holders, the new warrant exercise prices were above the market value of the Company’s common stock. During the three months ended March 31, 2010, the Company received $617,168 in cash, an additional $20,182 in debt forgiveness and 6,373,500 old warrants in exchange for 6,373,500 new warrants in connection with the warrant exchange program.   During the three months ended June 30, 2010, the Company received an additional $139,800 and 1,414,000 old warrants in exchange for 1,414,000 new warrants in connection with the warrant exchange program.

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

During the three months ended September 30, 2010, the Company issued 294,613 shares of common stock via the cashless exercise of warrants to purchase 380,000 shares of common stock with exercise prices from $0.15 to $0.25 per share at market values for the Company’s common stock from $0.80 to $1.05 per share.

During the three months ended September 30, 2010, the Company granted three year warrants to purchase 353,898 shares of common stock at an exercise price of $1.00 per share in connection with private placement transactions with three accredited investors.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)
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

●
EES, Inc., which we organized in November 2006, conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009, when the assets and liabilities of EES, Inc. were contributed in the formation of EES.  As of September 30, 2010, the Company has a 52.6% ownership position in EES.

Presently, our operations consist of a manufacturing facility operated within Ecosphere in Stuart, Florida and our oil and gas services company located in Conway, Arkansas which is processing water for the oil and gas industry using the Ecosphere Ozonix® technology.  This activity is conducted by EES, a 52.6% owned subsidiary that is managed by Ecosphere.

The table below presents certain financial information by business segment for the nine months ended September 30, 2010:

	Ecosphere Energy Services LLC	Ecosphere Energy Services, Inc.	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$6,427,787	$—	$—	$—	$6,427,787	$—	$6,427,787
Interest expense and amortization of debt discount	$(301,622)	$—	$—	$—	$(301,622)	$(637,591)	$(939,213)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(12,831,356)	$(12,831,356)
Asset impairment	$—	$—	$(116,000)	$—	$(116,000)	$—	$(116,000)
Depreciation and amortization	$(1,302,152)	$—	$(65,803)	$(2,448)	$(1,370,403)	$(61,960)	$(1,432,363)
Income tax expense	$—	$—	$—	$—	$-	$—	$—
Net income (loss)	$57,045	$—	$(181,803)	$(2,448)	$(127,206)	$(18,679,056)	$(18,806,262)

Segment fixed assets & construction in process	$9,878,437	$—	$865,375	$25,824	$10,769,636	$1,562,027	$12,331,663
Fixed asset additions (disposals) (net)	$2,451,053	$—	$—	$—	$2,451,053	$115,064	$2,566,117
Total Assets	$7,642,643	$—	$—	$—	$7,642,643	$2,102,837	$9,745,480

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The table below presents certain financial information by business segment for the nine months ended September 30, 2009:

	Ecosphere Energy Services LLC	Ecosphere Energy Services, Inc.	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$310,555	$394,830	$—	$—	$705,385	$—	$705,385
Interest expense and amortization of debt discount	$(127,909)	$—	$-	$—	$(127,909)	$(4,528,878)	$(4,656,787)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(3,565,592)	$(3,565,592)
Depreciation and amortization	$(93,108)	$(194,455)	$(85,692)	$(808)	$(374,063)	$(64,486)	$(438,549)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$(268,531)	$(277,840)	$(85,692)	$(7,762)	$(639,825)	$(15,556,541)	$(16,196,366)

Segment fixed assets & construction in process	$2,193,665	$—	$865,375	$25,375	$3,084,415	$3,991,591	$7,076,006
Fixed asset additions (disposals) (net)	$1,653,818	$(1,626,055)	$—	$—	$27,763	$32,580	$60,343
Total Assets	$1,913,176	$—	$221,451	$6,390	$2,141,017	$3,611,492	$5,752,509

The table below presents certain financial information by business segment for the three months ended September 30, 2010:

	Ecosphere Energy Services LLC	Ecosphere Energy Services, Inc.	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$2,188,534	$—	$—	$—	$2,188,534	$—	$2,188,534
Interest expense and amortization of debt discount	$(100,391)	$—	$—	$—	$(100,391)	$(227,003)	$(327,394)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$1,203,883	$1,203,883
Asset impairment	$—	$—	$(116,000)	$—	$(116,000)	$—	$(116,000)
Depreciation and amortization	$(472,512)	$—	$(17,706)	$(490)	$(490,708)	$(19,310)	$(510,018)
Income tax expense	$—	$—	$—	$—	$-	$—	$—
Net income (loss)	$(165,665)	$—	$(123,706)	$(490)	$(289,861)	$(315,543)	$(605,404)

Segment fixed assets & construction in process	$9,878,437	$—	$865,375	$25,824	$10,769,636	$1,562,027	$12,331,663
Fixed asset additions (disposals) (net)	$1,391,327	$—	$—	$—	$1,391,327	$(22,506)	$1,368,821
Total Assets	$7,642,643	$—	$—	$—	$7,642,643	$2,102,837	$9,745,480

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended September 30, 2009:

	Ecosphere Energy Services LLC	Ecosphere Energy Services, Inc.	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$310,555	$46,521	$—	$—	$357,076	$—	$357,076
Interest expense and amortization of debt discount	$(127,909)	$—	$—	$—	$(127,909)	$(527,736)	$(655,645)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$2,173,567	$2,173,567
Depreciation and amortization	$(93,108)	$(33,433)	$(28,564)	$(245)	$(155,350)	$(33,738)	$(189,088)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$(268,531)	$(28,363)	$(28,564)	$(245)	$(325,703)	$(499,171)	$(824,874)

Segment fixed assets & construction in process	$2,193,665	$—	$865375	$25,824	$3,084,864	$3,991,591	$7,076,455
Fixed asset additions (disposals) (net)	$1,653,818	$(1,626,055)	$—	$—	$27,763	$29,410	$57,173
Total Assets	$1,913,176	$—	$221,451	$6,390	$2,141,017	$3,611,492	$5,752,509

12.  RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company made its scheduled quarterly payment of $25,000 related to an unsecured note payable to a director, bearing interest at 7%.   The Company did not make its scheduled payments during the six months ended September 30, 2010 and the remaining balance under this note is $291,311 is in default.   As of September 30, 2010, the Company owes accrued interest of $10,196 in this note.

In January 2010, the Company issued 104,794 shares of common stock to a limited liability company (LLC), which was formerly controlled by our CFO upon conversion of a secured convertible note in the amount of $37,726 at a conversion rate of $0.36 per share.  In addition, the Company also issued 53,945 shares of common stock to the LLC upon the exercise of warrants at $0.25 per share and receipt of $13,486.  All transactions related to this note and the attached warrants were handled by an independent LLC manager.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

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

During the three months ended June 30, 2010, a director of the Company was issued 121,875 shares of common stock in exchange for warrants to purchase 150,000 shares of the Company’s common stock in connection with the cashless exercise of warrants with an exercise price of $0.15 per share and based upon a fair market value of the Company’s common stock of $0.80 per share.  In addition, in July 2010, this director was issued 123,750 shares of common stock in connection with the cashless exercise of warrants to purchase 180,000 shares of common stock with an exercise price of $0.25 per share and based upon a fair market value of the Company’s common stock of $0.80 per share.

During the three months ended June 30, 2010, two officers of the Company were issued 200,000 shares each of the common stock in exchange for $120,667 in connection with the exercise of options with exercise prices ranging from $0.27 to $0.43 per share.  In addition, the Company issued 193,548 shares of common stock to a director in connection with the cashless exercise of options to purchase 1,000,000 shares at an exercise price of $1.00 per share and based upon a fair market value of the Company’s stock of $1.24 per share.  Further, the Company issued the director 36,975 shares of common stock to the director as settlement of consulting fees due to the director in the amount of $45,850 based upon a fair market value of the common stock of $1.24 per share.

In April 2010, as part of negotiations to award our Chief Executive Officer (“CEO”) with a new Employment Agreement the Company granted the CEO options to purchase 6,000,000 shares of common stock, exercisable at $1.01 per share.  Of the options, 2,000,0000 will become exercisable upon signing by the CEO of the Company’s standard Stock Option Agreement, which had not occurred as of September 30, 2010. The remaining 4,000,000 will vest semi-annually over a three year period each June 30 and December 31, with the first vesting date being December 31, 2010, subject to remaining as an employee on each applicable vesting date. The unvested options will immediately vest upon the occurrence of certain milestones, which milestones will result in significant economic benefits to Ecosphere. Negotiations are continuing with the CEO.

During July 2010, the Company received short term advances from its CEO, CFO and Chief Operating Officer in the amounts of $25,000, $25,000 and $130,000, respectively to provide working capital.  As of September 30, 2010, $25,000 and $20,000 remain due to the Company’s CEO and CFO, respectively.

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

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions are scheduled for the fall of 2010, but have not, as yet, occurred. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

14.  NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November 2009 EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009, which was allocated to the other EES members in accordance with the LLC operating agreement.  During the nine months ended September 30, 2010, EES reported net income of $57,045 which has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.

15.  CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2010.  As of September 30, 2010, there were no cash equivalent balances held in corporate money market funds that are not insured.

At September 30, 2010, 82% of accounts receivable was from one customer and 18% was due from one other customer.

During the nine months ended September 30, 2010, three customers accounted for 81%, 14% and 5% of revenues.

During the nine months ended September 30, 2010, 19% of revenues resulted from processing frac flowback water for three customers and 81% resulted from pretreating water that is being used in fracturing wells for one company.

16.  SUBSEQUENT EVENTS

Since October 1, 2010, the Company has issued 71,429 shares of common stock in exchange for $20,000 in connection with the exercise of options with an exercise price of  $0.28 per share.

Since October 1, 2010, the Company has repaid $12,000 of the amount advanced to the Company by the Company’s CFO and $10,000 of the amount advanced by the Company's CEO.

In November 2010, EES made a payment of $140,000 representing all past due interest on the $2 million note payable to a non-controlling member.

In November 2010, the Company received $250,000 in exchange for a $275,000 two year original issue discount note convertible at $0.70 per share and five year warrants to purchase 196,429 shares of common stock at $0.70 per share.

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a diversified engineering, technology development and manufacturing company dedicated to identifying, creating, building and marketing innovative technology solutions that provide for responsible, sustainable stewardship of the world’s natural resources.  Companies that use our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprint.  The Company’s business model is to invent, develop, commercialize, sell and or license green technologies to industrial partners using water as a key component.

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

Ecosphere’s patented Ozonix® technology is an advanced oxidation process that has the ability to kill bacteria and reduce scaling without using chemicals in a variety of industries.  While EES has an exclusive license for energy, Ecosphere owns 100% of all other applications.  These industries include mining, municipal drinking, municipal wastewater, industrial wastewater, food processing, agriculture and the heavy marine industry for cruise, military, and cargo ships ballast water as well as grey and black water treatment. The Company is beginning to seek financial partners to expand its Ozonix® technology to other applications.

2010 Highlights

        We began 2010 by delivering the final units to our second fleet of Ecos Frac units to provide water processing services for fracturing natural gas wells in the Fayetteville Shale. Highlights include:

●
As evidence that the Ecosphere Ozonix® process is breakthrough technology, we received three patents for our Ecosphere Ozonix® process from the U.S Patent and Trademark Office under the new Green Tech Fast Track program. Patent numbers 7,699,994, 7,699,988 and 7,785,470.

●
Our revenues of $2.1 million for the first quarter and $2.1 million for the second quarter and $2.2 million for the third quarter  were records for operating revenues in any quarter, a 981% increase compared to the first quarter of 2009, a 1,288% increase compared to the second quarter of 2009 and a 513% increase compared to the third quarter of 2009.

●	In January and February we performed paid pilot programs for British Petroleum in Wyoming and for Southwestern Energy in Arkansas.

●	We converted all of our remaining convertible debt, a reduction of $2.5 million since December 31, 2009

●
We filed additional patents for applying our Ecosphere Ozonix® technology using our Ecosphere Oxonix® technology to raise oil in a concentrated column of ozonated bubbles from below the surface of the ocean.

●	The Company deployed personnel and equipment to the Gulf in an attempt to secure a contract. See further discussion on page 34.
●	In August, we signed a new 13 month agreement to process frac flowback water for a subsidiary of Newfield Explorations for a monthly flat fee.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Comparison of the Three Months ended September 30, 2010 with the Three Months Ended September 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30, 2010
	2010	2009	$	%

Revenues	$2,188,534	$357,076	$1,831,458	513%
Cost of revenues	1,002,796	136,257	866,539	636%
Gross profit	1,185,738	220,819	964,919	437%
Operating expenses
Salaries and employee benefits	1,447,248	1,914,578	(467,330)	-24%
Administrative and selling	375,478	166,128	209,350	126%
Professional fees	377,748	507,410	(129,662)	-26%
Depreciation and amortization	510,018	185,500	324,518	175%
Research and development	37,205	31,244	5,961	19%
Total selling general and administrative	2,747,697	2,804,860	(57,163)	-2%
Impairment of assets	116,000	-	116,000	100%
Restructuring charge	50,000	-	50,000	100%
Total operating expenses	2,913,697	2,804,860	(7,163)	0%
Loss from operations	(1,727,959)	(2,584,041)	856,082	62%
Other income (expense):
Other income (expense)	31	2	29	-1450%
Gain (loss) on conversion, net	12,524	(27,288)	39,812	146%
Interest expense	(93,883)	(655,645)	561,762	86%
Change in fair value of derivative instruments	1,203,883	2,173,567	(969,684)	81%
Total other income (expense)	1,122,555	1,490,636	(368,081)	-25%
Net (loss) income	(605,404)	(1,093,405)	488,001	45%
Preferred stock dividends	26,000	30,000	4,000	-13%
Net income (loss) applicable to common stock	(631,404)	(1,123,405)	492,001	44%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	135,665	268,531	(132,866)	-98%
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(495,739)	$(854,874)	$359,135	42%

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009

The Company reported a net loss applicable to common stock of $495,739 during the three months ended September 30, 2010 as compared to a net loss applicable to common stock of $854,874 for the three months ended September 30, 2009.  The Company’s net loss for the three months ended September 30, 2010 and its net loss for the three months ended September 30, 2009 were significantly reduced by the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

These derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability.  This results in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.    During the three months ended September 30, 2010, the market value of the Company’s common stock decreased from $1.24 per share at June 30, 2010 to $0.50 per share at September 30, 2010 resulting in other income of $1,203,883 related to the decrease in the Company’s derivative liability.  During the three months ended September 30, 2009, the market value of the Company’s common stock decreased from $0.49 per share at June 30, 2009 to $0.43 per share at September 30, 2009, resulting in other income of $2,173,567 related to the decrease in the Company’s derivative liability.  The larger impact realized during the three months ended September 30, 2010 was due to a significantly larger number of derivative instruments outstanding as of September 30, 2009 as compared to September 30, 2010.

As of September 30, 2010 there are no remaining convertible notes outstanding and as such there are no embedded conversion option derivative instruments remaining.  In addition, the number of warrants derivative instruments has been reduced from 16.9 million as of December 31, 2009 to 1.7 million as of September 30, 2010 through a combination of cashless exercises, exercises for cash and one year term extensions in exchange for removal of repricing clauses that make the warrants subject to derivative accounting.  As such, the effect of the changes in the fair value of the remaining warrant derivative instruments should have less of an impact on the future results of operations of the Company.

Revenues

Revenues for the three months ended September 30, 2010 increased $1,831,458 or 513% over the three months ended September 30, 2009.  Revenue for the three months ended September 30, 2010 was approximately 84% related to pretreating water prior to its use to fracture natural gas wells and 16% related to processing frac flowback water.  Revenue for the three months ended September 30, 2009 was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co.  See comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009 below for information concerning our changed guidance.

Cost of Revenues

Cost of revenues amounted to $1,002,796 for the three months ended September 30, 2010 as compared to $136,257 for the three months ended September 30, 2009.  These costs consisted of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $2,913,697 compared to $2,804,860 for the three months ended September 30, 2009. This increase resulted from an asset impairment reserve charge of $116,000 related to two older generation water filtration units.  In addition, an additional restructuring charge of $50,000 was recorded during the three months ended September 30, 2010. Depreciation expense increased $325,000 as a result of an increase in the number of units of equipment being deployed. Further, general and administrative expense increased $209,000 as a result of increases in travel expense of $98,000, insurance of $48,000 and office supplies and postage of $50,000.  These increases were partially offset by a reduction in salary and employee benefits of $467,000 which resulted primarily from a reduction of the amount of non-cash compensation of $783,000 which was partially offset increases in cash salaries of $318,000.  In addition, professional fees decreased $136,000 due to lower legal fees partially offset by increases in accounting and consulting fees. Research and development increased as we continued to investigate new applications of our technologies.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Loss from Operations

Loss from operations for the three months ended September 30, 2010 was $1,727,959 compared to a loss of $2,584,041 for the three months ended September 30, 2009. The decrease in the loss from operations in 2010 versus 2009 was due to an increase of $964,919 in gross profit partially offset by the higher operating expenses as identified above.  Included in the loss from operations were non-cash expenses including stock based compensation of $622,000 and depreciation and amortization of $510,018.

Interest Expense

Interest expense was $93,883 and $655,645 for the three months ended September 30, 2010 and 2009, respectively. The decline in 2010 is the result of a decrease in the outstanding debt of $6.4 million since March 31, 2009.  The 2010 amount consisted entirely interest paid and accrued on notes payable.  Of the 2009 amounts, approximately $2,224,000 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and the remainder related to actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $26,000 for the three months ended September 30, 2010 and $30,000 for the three months ended September 30, 2009. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 810-15, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $654,332 as of September 30, 2010 using the Black-Scholes option pricing model.    As such, the Company recognized other income of $1,203,883 for the three months ended September 30, 2010, representing the decrease in the fair value of the derivative liability at September 30, 2010 as compared to the fair value at June 30, 2010.  The decrease in the liability resulted primarily due to the decrease in the market value of the Company’s common stock from $1.24 per share at June 30, 2010 to $0.50 per share at September 30, 2010.

The Company estimated the fair value of these liabilities to be $7,400,539 as of September 30, 2009 using the Black-Scholes option pricing model.  As a result, the Company recognized other expense of $2,173,567, representing the increase in the fair value of these liabilities.

If the Company’s common stock price at December 31, 2010 is higher than the $0.50 per share September 30, 2010 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at December 31, 2010 is lower than the September 30, 2010 closing price of $0.50, the Company will record other income which may be material.

As of the filing date of this report, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition,  as mentioned above the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at September 30, 2010.  As such, we anticipate that future other income and expense from these financial instruments will diminish.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $495,739 for the three months ended September 30, 2010, compared to a net loss applicable to common stock of $854,874 for the three months ended September 30, 2009.  Net loss per share of common stock was $0.00  diluted for the three months ended September 30, 2010 and net loss per share of common stock was $0.01 basic diluted for the three months ended September 30, 2009.  Weighted average shares outstanding were 137,646,787 and 110,461,145 for the three months ended September 30, 2010 and 2009.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Comparison of the Nine Months ended September 30, 2010 with the Nine Months Ended September 30, 2009

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30, 2010
			Change
	2010	2009	$	%

Revenues	$6,427,787	$705,385	$5,722,402	811%
Cost of revenues	2,541,566	391,006	2,150,560	550%
Gross profit	3,886,221	314,379	3,571,842	1136%
Operating expenses
Salaries and employee benefits	4,949,593	5,134,875	(185,282)	-4%
Administrative and selling	1,299,676	734,076	565,600	77%
Professional fees	826,535	943,128	(116,593)	-12%
Depreciation and amortization	1,432,363	438,549	993,814	227%
Research and development	126,940	42,794	84,146	197%
Total selling general and administrative	8,635,107	7,293,422	1,341,685	18%
Impairment of assets	116,000	-	116,000	100%
Restructuring charge	50,000	548,090	(498,090)	-91%
Total operating expenses	8,801,107	7,841,512	843,595	11%
Loss from operations	(4,914,886)	(7,527,133)	2,612,247	35%
Other income (expense):
Other income (expense):	273	1,153	(880)	76%
Gain (loss) on conversion, net	(121,080)	(716,538)	595,458	83%
Interest expense	(939,213)	(4,656,787)	3,717,574	80%
Change in fair value of derivative instruments	(12,831,356)	(3,565,592)	(9,265,764)	-72%
Total other income (expense)	(13,891,376)	(8,937,764)	(4,953,612)	55%
Net (loss) income	(18,806,262)	(16,464,897)	(2,341,365)	-14%
Preferred stock dividends	79,750	90,000	10,250	-11%
Net income (loss) applicable to common stock	(18,886,012)	(16,554,897)	(2,331,115)	-14%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(57,045)	268,531	(325,576)	571%
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(18,943,057)	$(16,286,366)	$(2,656,691)	-16%

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009

The Company’s reported a net loss applicable to common stock of $18,943,057 during the nine months ended September 30, 2010 as compared to a net loss applicable to common stock of $16,286,366 for the nine months ended September 30, 2009. The Company’s large net losses for the nine months ended September 30, 2010 and 2009 were due to the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

These derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability.  This results in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.    The market value of the Company’s common stock was $0.47 as of December 31, 2009. Since December 31, 2009 the fair value of the Company’s common stock has increased to $1.50 as of March 31, 2010, decreased to $1.24 as of June 30, 2010 and further decreased to $0.50 as of September 30, 2010 resulting in other expense of $21 million during the 3 month ended March 31, 2010, other income of $7 million during the three months ended June 30, 2010 and other income of $1.2 million for the three months ended September 30, 2010.  As a result, the year to date impact for the nine months ended September 30, 2010 has been other expense of $12.8 million.  During the nine months ended September 30, 2009, the market value of the Company’s common stock increased from $0.31 per share at December 31, 2008 to $0.43 per share at September 30, 2009, resulting in other expense of $3.6 million related to the increase in the Company’s derivative liability.

During the three months ended June 30, 2010, the holders of the remaining convertible notes in the amount of $713,889 have converted the notes into common stock of the Company such that there are no embedded conversion option derivative instruments remaining as of September 30, 2010.  In addition, the number of warrants derivative instruments has been reduced from 16.9 million as of December 31, 2009 to 1.7 million as of September 30, 2010 through a combination of cashless exercises, exercises for cash and one year term extensions in exchange for removal of repricing clauses that make the warrants subject to derivative accounting.  As such, the effect of the changes in the fair value of the remaining warrant derivative instruments should have less of an impact on the future results of operations of the Company.

Revenues

Revenues for the nine months ended September 30, 2010 increased $5,722,402 or 811% over the nine months ended September 30, 2009.  Revenue for the nine months ended September 30,  2010 was approximately 81% related to pretreating water prior to its use to fracture natural gas wells and 19% related to processing frac flowback water.  Revenue for the nine months ended September 30, 2009 was generated entirely from the processing of frac flowback water related to the contract with Newfield Exploration Co.

Late in 2009, the Company forecast that it would generate approximately $20,000,000 in revenues for the current fiscal year based upon then existing conditions.  As a result of several factors, the Company now expects revenues for 2010 to be in the range of $8,000,000 to $10,000,000.  Primary reasons for this reduction are due to the BP Gulf oil spill which has delayed receipt of an anticipated agreement to sell equipment to BP and a longer than expected contract cycle for the anticipated expansions of existing contracts. Both the Company and EES lack sufficient working capital.  This lack of working capital impedes the ability of EES to generate service revenue. The Company continues to aggressively pursue new opportunities and is focusing additional resources on its EES subsidiary as well as pursuing contracts outside of the energy sector.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Following the Gulf oil spill, EES made a decision to deploy equipment and resources to the Gulf in an effort to secure business in cleaning the waters despoiled by oil. This decision was based on (1) having a Master Services Agreement in place with BP; (2) having experience and deployed equipment treating contaiminated water for energy companies in Arkansas and Oklahoma; (3) having previously provided water treatment services during the Katrina natural disaster for Waveland, Mississippi; and (4) having developed a business relationship with a Louisiana disaster relief firm that had contracts to assist BP with their remediation efforts. Ecosphere and EES engineers and consultants in concert with this Louisiana contractor, worked diligently over a six week period meeting with State and local government officials as well as with BP engineers in Houston. Despite these considerable efforts and significant expense to the Company of approximately $150,000, the contractor in Louisiana with whom Ecosphere signed a master services agreement for oil spill work was unable to generate a contract with BP for use of the Company's equipment.

Cost of Revenues

Cost of revenues amounted to $2,541,566 for the nine months ended September 30, 2010 as compared to $391,006 for the nine months ended September 30, 2009.  These costs consisted of the payroll related costs of field personnel, plus parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $8,801,107 compared to $7,841,512 for the nine months ended September 30, 2009. This increase resulted from increases in depreciation and amortization of $993,814 caused by the increase in the amount of revenue generating equipment in operation in 2010.  Research and development costs increased $84,000 as the Company continues to investigate new applications of its technologies. Administrative and selling expenses increased as the result of increases in travel expenses of $237,000, insurance costs of $120,000, marketing costs of $20,000 and general and administrative costs of $164,000 all of which are the result of increased operating activity.  Salaries and employee benefits decreased $185,000 during the nine months ended September 30, 2010 as the Company as a result of a decrease in non-cash compensation of $901,000 which was partially offset by cash salaries and employee benefits of $357,000 at the Company and $359,000 at EES due to increased staff to support operations. These increases were partially offset by a lower restructuring charge during the nine months ended September 30, 2010, a reduction of $498,090 over the restructuring charge recorded during the nine months ended September 30, 2009.

Loss from Operations

Loss from operations for the nine months ended September 30, 2010 was $4,914,886 compared to a loss of $7,527,133 for the nine months ended September 30, 2009. The increase in the loss from operations in 2010 versus 2009 was due to an increase of $3,517,842 in gross profit which was partially offset by the higher operating expenses as identified above.  Included in the loss from operations were non-cash expenses including stock based compensation of $2.5 million and depreciation and amortization of $1.4 million.

Interest Expense

Interest expense was $939,213 and $4,656,787 for the nine months ended September 30, 2010 and 2009, respectively. The decline in 2010 is the result of a decrease in the outstanding debt of $6.4 million since March 31, 2009.  Of the 2010 amount, approximately $534,000 related to the accretion of discounts related to notes payable (noncash), the remainder related to actual and accrued interest on notes payable.  Of the 2009 amounts, approximately $3,554,719 related to the accretion of the discounts related to the Company’s notes payable (non-cash) and the remainder related to actual and accrued interest associated with the notes payable.

Preferred Stock Dividends

Preferred stock dividends were $79,750 for the nine months ended September 30, 2010 and $90,000 for the nine months ended September 30, 2009. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because a number of holders chose to convert their preferred stock into common stock.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 810-15, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $654,332 as of September 30, 2010 using the Black-Scholes option pricing model.    As such, the Company recognized other expense of $12,831,356 for the nine months ended September 30, 2010, representing the increase in the fair value of the derivative liability at September 30, 2010 as compared to fair value at December 31, 2009.  The increase in the liability resulted primarily due to the increase in the market value of the Company’s common stock from $0.47 per share at December 31, 2009 to $1.50 per share at March 31, 2010.

If the Company’s common stock price at December 31, 2010 is higher than the $0.50 per share September 30, 2010 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at December 31, 2010 is lower than the September 30, 2010 closing price of $0.50 per share, the Company will record other income which may be material.

As of the filing date of this report, there were no remaining convertible notes which generate a derivative liability for the Company.  In addition, as mentioned above the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at September 30, 2010.  As such, we anticipate that future other income and expense from these financial instruments will diminish.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $18,943,057 for the nine months ended September 30, 2010, compared to a net loss applicable to common stock of $16,286,366 for the nine months ended September 30, 2009.  Net loss per share of common stock was $0.15 diluted for the nine months ended September 30, 2010 and net loss per share of common stock was $0.17 diluted for the nine months ended September 30, 2009.  Weighted average shares outstanding were 129,200,820 and 96,419,567 for the nine months ended September 30, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,102,755 for the nine months ended September 30, 2010, compared to $1,062,500 for the nine months ended September 30, 2009.  Cash used resulted from the net loss applicable to common stock of $18,943,057 which was offset by non-cash charges for depreciation and amortization of $1,435,955,  accretion of note interest of $538,712, vesting of options and restricted stock of $2,518,533, increase is derivative liabilities of $12,831,356, decreases in accounts receivable of $3,424 and prepaid expenses of $75,797, increases in accounts payable of $359,075, increases in accrued expenses of $251,260 and non-controlling interest in consolidated interest of $57,045 which were partially offset by decreases in deferred revenue of $672,000 and restructuring reserve of $42,852. The 2009 net loss applicable to common stock of $16,286,366 was positively impacted by non-cash compensation of $3,589,610, accretion of loan discounts generated from convertible debt with attached warrants of $2,305,093, depreciation expense of 438,549, an increase in non-cash other expense of $3,565,602 related to the change in the fair value of the liabilities for derivative instruments, a non-cash loss on conversion of accrued interest into common stock of $701,343, amortization of debt issue costs of $268,792, interest expense related to new warrants of $684,381 and decreases in accounts receivable of $123,728 increases in prepaid expenses of $419,898, increases in accounts payable of  $2,527,299, the restructuring reserve of $261,147 and accrued expenses of $178,449.

The Company's net cash used by investing activities was $1,900,306 for the nine months ended September 30, 2010 compared to net cash used in investing activities of $3,353,332 for the nine months ended September 30, 2009. The Company invested $1,982,293 in equipment components associated with new Ecos Frac Tank units, upgrades to existing EcosBrine units and invested $343,013 in additional vehicles and leasehold improvements to support operations.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

The Company’s net cash provided by financing activities was $2,046,601 for the nine months ended September 30, 2010 compared to net cash provided by financing activities of $4,005,488 for the nine months ended September 30, 2009.  The amounts in 2010 consisted of proceeds from the exercise of warrants and options of $1,123,151, plus proceeds from the exchange of warrants for cash of $756,968, proceeds from the sale of common stock and warrants of $545,000, proceeds from officer advances of $45,000 and new vehicle financing of $42,000 which was offset by repayments of notes payable and insurance financing of $155,012, repayment of capital leases and vehicle financings of $24,247 and payments on related party debt of $286,259.  The Company’s net cash provided by financing activities was $4,005,488 for the nine months ended September 30, 2009.  The amounts in 2009 consisted of proceeds from non-controlling interest investments of $3,500,000, proceeds from the issuance of convertible notes and warrants of $575,000,   proceeds from note payable of $45,500, proceeds from notes payable to related parties of $80,000, proceeds from warrant exercises of $75,938 which were offset by repayments of related party notes of $30,000 and repayments of notes payable and insurance financings of $28,286.

From  January 1, 2010 to the filing date of this report,  secured convertible original issue discount notes payable amounting to $2,772,222 have been converted into common stock of the Company.  The Company issued 7,700,617 shares of common stock in connection with these conversions.  As such, there are no secured convertible original issue discount notes payable outstanding as of September 30, 2010.

Thus far during 2010, ETI has funded its operations through receipt of a monthly management fee from EES and partial payment by EES for equipment built and delivered by ETI to EES.  In addition, the Company received cash from the exercise of warrants and options, cash from the exchange of warrants, cash from the sale of common stock and warrants and cash from the issuance of convertible debt and warrants. It is now anticipated that the combination of the management fee and distributions the Company receives from EES, plus the reimbursement of costs to build additional equipment for EES, will not be sufficient to support the working capital needs of the Company for at least the next 12 months. The Company is currently pursuing various financing alternatives.

As of November 19, 2010, the Company has $111,000 cash and $178,669 of current accounts receivable, $49,669 from Southwestern Energy and $129,000 from Newfield Explorations. The Company anticipates the need for additional financing over the next twelve months in order to supply working capital and to fund the building of additional EcosFrac™ and EcosBrine™ units.  EES has approximately $10 million in equipment.  It owes approximately $2.8 million to an EES minority member.  The notes consist of a $1 million note, payable in monthly installments of principal and interest and a $2 million note due in December 2011 with monthly payments of interest only. EES has not made the last seven monthly payments on the $1 million note. The indebtedness is secured by two pieces of equipment.  EES currently owes Ecosphere approximately $700,000 as the result of advances made to manufacture new equipment, offset by partial payments. Those advances are due and owing. In November 2010, EES made a payment of $140,000 representing all past due interest on the $2 million note payable to a non-controlling member.  EES and the non-controlling member have conducted discussions the past two weeks to resolve the amounts currently due the non-controlling member and the amounts to the Company. The filing of this report on Form 10-Q was delayed pending the outcome of these negotiations, which are ongoing. Any resolution will create the need for the Company to obtain financing for working capital purposes.

The Company’s board of directors  has approved a convertible debt offering of up to $2,000,000. In November 2010, the Company received $250,000 in exchange for a $275,000 two year original issue discount note convertible at $0.70 per share and five year warrants to purchase 196,429 shares of common stock at $0.70 per share under this offering. Between cash provided by financings and from existing and new agreements, Ecosphere expects to pay all of these liabilities. The Company's equipment is currently generating ongoing revenue of approximately $2,000,000 per quarter.  Additional financing will permit EES to expand its business and purchase more equipment from the Company.  Furthermore, the Company, as managing member of EES, believes that with additional equipment it can increase revenue from existing customers by using its equipment on additional wells each month.  However, because of the continuing decline in the economy in the United States and overseas, the substantial reduction in available credit and the decline in our stock price there can be no assurance that the Company will be able to develop the additional sources of financing the Company needs to raise capital for working capital purposes.

The Company continues to aggressively search for strategic partners across all verticals, including the mining industry, to substantially increase market share, finance expansion and sell and or license the Company's portfolio of technologies. The Company's patented Ecosphere Ozonix® technology has broad based applications to treat and process polluted water without the use of chemicals, as outlined above under "Company Overview".

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

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $126,940 and $42,794 for the nine  months ended September 30,  2010 and 2009, respectively.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including Revenue, other income (expense) and liquidity.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holders (1)	7/1/2010 & 7/14/2010	35,000 shares of common stock	Exercise of warrants at $0.07 per share
Warrant Holders (2)	7/7/2010 through 7/22/2010	541,852 shares of common stock	Cashless exercise of warrants at $0.15 per share
Warrant Holder (2)	7/7/2010	123,750 shares of common stock	Cashless exercise of warrants at $0.25 per share
Warrant Holder (2)	7/22/2010	25,200 shares of common stock	Cashless exercise of warrants at $0.20 per share
Private Placement Investors (1)	7/23/2010 and 9/7/2010	707,792 shares of common stock and 353,898 three-year warrants exercisable at $1.00 per share	Investment of $545,000 in private placement
Series B Holder (2)	8/20/2010	3,340 shares of common stock	Conversion of four shares of Series B

(1)           Exemption under Section 4(2) of the Act and Rule 506 thereunder.
(2)           Exemption under Section 3(a)(9) of the Act.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
10.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
10.2	Secured Line of Credit Agreement dated May 12, 2008	10-Q	11/13/08	10.1
10.3	Secured Line of Credit Agreement dated August 28, 2008	10-Q	11/13/08	10.2
10.4	Summary of Vinick Employment Arrangement*				Filed
10.5	Form of Director Restricted Stock Agreement dated July 1, 2010				Filed
10.6	Form of Director Option Agreement dated July 1, 2010				Filed
10.7	Southwestern Energy Services Agreement**	10-Q	8/16/10	10.16
10.8	Newfield Exploration Services Agreement **	10-Q	8/16/10	10.17
10.9	Summary of McGuire Option Agreement*				Filed
10.10	Assignments of Technology				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Section 906)				Furnished

*Management contract or compensatory plan.

**Filed pursuant to a confidential treatment request for certain portions of this document. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

November 22, 2010	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

November 22, 2010	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)