Form 10-Q/A
period 2010-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2010-12-20
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at August 13, 2010
Common Stock, $0.01 par value per share	137,620,838 shares

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include exhibits that were omitted and includes the certifications previously filed and furnished.

ITEM 6.  EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	08/16/10	3.6
10.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	08/16/10
10.2	Secured Line of Credit Agreement dated May 12, 2008	10-Q	11/13/08	10.1
10.3	Secured Line of Credit Agreement dated August 28, 2008	10-Q	11/13/08	10.2
10.4	Form of Executive Option Agreement dated December 22, 2009*	10-Q	08/16/10	10.4
10.5	Form of Executive Option Agreement dated July 1, 2009*	10-Q	08/16/10	10.5
10.6	Form of Director Option Agreement dated July 1, 2009	10-Q	08/16/10	10.6
10. 7	Summary of McGuire option grant dated April 21, 2010*	10-Q			Filed
10.8	Vinick Consulting Agreement*	10-K	3/25/09	10.24
10.9	Sterner Note	10-Q	08/16/10	10.9
10.10	Summary of Haskell Severance Agreement*	10-Q	08/16/10	10.10
10.11	Summary of Haskell Loan*	10-Q	08/16/10	10.11
10.12	Technology License Agreement	10-Q	08/16/10	10.12
10.13	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	08/16/10	10.13
10.14	Form of Director Option Agreement – Initial Grant	10-Q	08/16/10	10.14
10.15	Form of Director Restricted Stock Agreement - Initial Grant	10-Q	08/16/10	10.15
10.16	Southwestern Energy Services Agreement***	10-Q	08/16/10	10.16
10.17	Newfield Exploration Services Agreement ***	10-Q	08/16/10	10.17
10.18	British Petroleum Master Service Contract				Filed
31.1	Certification of Principal Executive Officer (Section 302)		08/16/10		Filed
31.2	Certification of Principal Financial Officer (Section 302)		08/16/10		Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)		08/16/10		Furnished

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

ECOSPHERE TECHNOLOGIES, INC.

December 17, 2010	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer (Principal Executive Officer)

December 17, 2010	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)