Form 10-K
period 2010-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2011-03-16
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was approximately $154,000,000.

The number of shares outstanding of the registrant’s common stock, as of March 11, 2011, was 141,319,197.

PART I

ITEM 1.  BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere”, "we", "us", "our", or the “Company”) is a diversified engineering, technology development and manufacturing company dedicated to identifying, creating, building and marketing innovative technology solutions that provide for responsible, sustainable stewardship of the world’s natural resources.  Companies that use our patented technologies are able to improve their financial metrics while also reducing their negative ecological and environmental footprint.

Since 2007, Ecosphere has been executing a business strategy based on the “Innovation Network”, a concept developed by Dr. Henry Chesborough at the University of California, Berkeley.  The Innovation Network concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration.

The Innovation Network, as implemented by Ecosphere, can be characterized in 6 stages:

1.	Develop a new technology
2.	Patent that technology
3.	Develop a prototype and prove the concept to a commercial customer
4.	Sell the proven concept to a commercial customer with recurring revenues
5.	License the concept to a recognized industry player and derive sales and licensing revenues
6.	If appropriate, sell the application/division

In 2007 Ecosphere sold its robotic coating removal technology and assets to a third party. Ecosphere has made significant progress in implementing this strategy in 2010 and now has another of its technologies in a later stage of the network.  Specifically, Ecosphere Energy Services (EES) is currently receiving recurring revenues from two key energy companies engaged in natural gas production in the U.S.  In January 2011, Ecosphere and EES entered into a non-binding term sheet for the licensing of EES’ patented technology to a third party which would exploit the technology, purchase units manufactured by us and pay licensing fees and royalties to EES. We have been negotiating a definitive agreement with this third party (the “Proposed Licensee”) for the past two months.  See “Proposed EES Licensing Transaction” at page 7 of this Report.

CURRENT REVENUE GENERATING BUSINESS

The keystone of our current technology is the patented Ozonix® technology which currently underpins all of Ecosphere’s technologies and processes.  For example, Ecosphere is using its Ozonix® patented technology to assist gas and oil operating companies through EES:

•	to treat water used to hydraulically fracture wells in an environmentally friendly manner;
•	to use a non-chemical alternative to treat bacteria and reduce scaling in the hydraulic fracturing process;
•	to eliminate the need to dispose of contaminated water which flows back after hydraulically fracturing wells, which reduces environmental regulatory issues; and
•	to improve the efficiency and productivity of natural gas wells.

Ecosphere is believed to be the first company in the world that provides energy exploration companies with an onsite, non-chemical alternative to kill bacteria and reduce scaling during fracturing and flowback operations.

To drill for natural gas and oil in unconventional shale plays, a well must be hydraulically fractured or “fraced” to stimulate the flow of natural gas or oil from the reservoir.  An energy company will use between 3,000,000 and 5,000,000 gallons of clean water for each well.  Hydraulic fracturing is used to create additional porosity in a producing formation to allow gas or oil to flow more easily and in greater volumes to the wellbore.  In order to produce natural gas or oil from shale, the wells must be injected with large volumes of clean water, proppants such as sand, and frac fluids, to stimulate and assist the flow of gas or oil to the surface.  The conventional method of creating frac fluid is to treat water, taken from surface water systems such as ponds, with chemicals and additives, such as biocides which eliminate the aerobic and anaerobic bacteria found in the source water, and scale inhibitors.  These chemicals, besides being expensive, can create problems within the wellbore such as corrosion which can reduce well productivity.  Ecosphere eliminates the need for oil and gas operators to purchase chemicals, offering an alternative method of destroying the bacteria and eliminating scaling using its patented technology.

Once the frac flowback and produced water returns to the surface via the well bore, oil and gas operators are forced to deal with the wastewater.  This wastewater is typically contaminated with salts, frac fluids, heavy metals and hydrocarbons.  The conventional methods of handling this flowback water is to dispose of the water either in deep hole injection wells or in evaporation ponds.  These methods require extensive trucking of the water which is expensive and wasteful.  Many of the leading oil and gas operators are turning to recycling their frac flowback and other produced waters in order to reduce water consumption, control their costs for clean water, and reduce their overall environmental impact.

The Scope of the Ecosphere Ozonix® Process

Beyond the oil and gas drilling business, Ecosphere’s patented technology provides solutions for treating wastewater in the energy business and in many other industries as illustrated below:

Ozonix® and the Oil and Gas Industry

The Company’s patented Ecosphere Ozonix® process is designed to treat frac flowback and produced waters with a patented combination of highly concentrated ozone, electro precipitation, and cavitation.  The Ecosphere Ozonix® technology combines ozone, hydrodynamic cavitation, acoustic cavitation, and electro-chemical decomposition in a reaction vessel to cost-effectively treat contaminated water.  Since late 2007, we have tested our Ecosphere Ozonix® process on a variety of industrial wastewaters.  Ecosphere’s initial use of this technology is to create a “closed loop” system providing a chemical-free total water management solution to exploration and production companies drilling for natural gas or oil in unconventional shale plays.  This closed loop process which has been in production at a large energy company since late 2009 has been extensively tested and proven to be effective.

Ecos-frac® and Ecos-brine®

Our Ecos-Frac® and Ecos-Brine® Systems use hydrodynamic and acoustic cavitation to create nano-sized bubbles that produce hydroxyl radicals to oxidize organics and heavy metals in industrial wastewaters.  The process results in the creation of Ecos-Brine®.  Ecos-Brine® is a high chloride water, virtually free of bacteria,  that is blended with clean frac water at the well site.  The Ecos-Brine® has a negative scaling index that does not allow the growth of scaling minerals or compounds which helps to keep micro pores open and  increases gas or oil production.  When the Ecos-Brine® is added to fracturing fluid, it creates a very effective fracturing solution and reduces the amount of clean water necessary to complete the frac.

Our Ecos-Frac® units are housed in conventional sized trailers that are easily moved from well site to well site as requested by oil and gas operators.  We continue to refine our technology in order to reduce the footprint and improve efficiency at lower costs.  In late 2010, we announced the EF60 product which will be manufactured at our Stuart location.  The EF60 is the next generation of our Ecos-Frac® systems which will reduce the well site footprint from twelve units to two units and is expected to significantly improve on the efficiency and effectiveness of our field operations. The EF60 is expected to offer a lower cost of operation combined with greater deployment capabilities thus allowing it to be used on a greater number of jobs each month. The agreement we are negotiating with the Proposed Licensee is for the manufacture and deployment of EF60s.

The EF60 is an evolution of the Ecos-Frac® process, a non-chemical alternative to destroy aerobic and anaerobic bacteria (which create scaling and corrosion) at the frac site in the following manner:

•
Surface water (and Ecos-Brine® water if the energy company uses it) is put through an Ecos-Frac® system, undergoing a chemical free process whereby many divalent cations as well as aerobic and anaerobic bacteria are removed.

•
The completions solution, is then pumped through the pumper trucks and into the wellhead and down hole.  This eliminates the need to purchase and add expensive and environmentally unfriendly chemical biocides and scale inhibitors to mix with completions fluid.

Our Ecos-Frac® technology is currently operating in the Fayetteville Shale in Arkansas under an agreement with Southwestern Energy Production Company (“Southwestern Energy”).

Our Ecos-Brine® units treat frac flowback water at the well site.  The resulting brine, which is without biocides and sediment, can be used by mixing it with surface water in the fracturing process or it can be stored in a surface impoundment.  The use of our Ecos-Brine® technology eliminates the cost and environmental problems in storing, transporting and disposing of flowback water.  Newfield Exploration Co. (“Newfield”) is currently using our Ecos-Brine® technology in the Woodford Shale in Oklahoma and renewed their contract for these services in August 2010.

We believe that our customers can save hundreds of thousands of dollars on chemicals per hydraulic fracture.  In addition to the cost savings, we believe this fracture solution can enhance well productivity in some situations.  This has helped us turn a waste product into a valuable asset.

Ecosphere Energy Services, LLC

Ecosphere has issued an exclusive worldwide license, solely for the energy field of use for the Ecosphere Ozonix® technology, to Ecosphere Energy Services, LLC, or EES, a majority-owned subsidiary of the Company. EES is currently providing onsite water processing services to oil and gas companies in two states, Arkansas and Oklahoma.  EES has agreements with two natural gas production companies: Southwestern Energy and Newfield Explorations.  Also, in 2010, EES performed additional pilot programs for Petrohawk, Newfield in its (Eagle Ford Shale play) and BP in Wyoming.

We manufactured and began testing the prototype of the Ecos-Frac® tank in the first quarter of 2009.  In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern Energy and received a work order under this agreement for the deployment of EcosFrac™ tanks to pre-treat water used to fracture natural gas wells in the Fayetteville Shale.  Under the work order, EES is providing the services for a minimum two-year period with three one-year extension options.  In addition, the work order includes an option to purchase the EcosFrac™ units at preset prices based upon the date the option is exercised, plus an ongoing license fee for each barrel of water processed thereafter.  The Company delivered the Ecos-Frac® units in November and December 2009 and January 2010.  This Agreement and the work order demonstrate that the Ecos-Frac® units will be an important part of our product line to service the oil and gas industry.

The patented Ecosphere Ozonix® technology process is an advanced oxidation process that we have developed to treat industrial wastewater.  Since late 2007, we have tested our Ecosphere Ozonix® process on a variety of industrial wastewaters.  We believe that the Ozonix® process is a proven technology for use in the natural gas exploration business to help the oil & gas operating companies recycle frac flowback and produced waters.  In June 2009, the Company entered into a Master Service Agreement with BP America Production Company (“BP”) to provide environmental water recycling services.  In August 2009, the Company received two work orders from BP for pilot projects in Wyoming. Since the BP Gulf Oil spill in April 2010, BP has not requested further work from EES but the Master Services Agreement remains in place.

During the summer of 2010, Ecosphere and EES made a significant effort to generate business assisting in the Gulf oil spill clean-up. Like many other companies, which believed that they had chemical free solutions for separating the oil from the ocean and marshes, our efforts were unsuccessful in securing a contract with BP.

Proposed EES Licensing Transaction

In January 2011, Ecosphere and EES entered into a non-binding term sheet with the Proposed Licensee.  The term sheet envisions EES entering into an exclusive technology license agreement with the Proposed Licensee which will deploy the Ozonix® technology in the United States onshore oil and gas industry.  Under the terms of the term sheet, the Company will initially manufacture and deliver 16 EF60 mobile high volume water treatment units over a 24-month period which the Proposed Licensee will deploy.  The proposed agreement could result in sales of up to $44 million for EES.  In addition, EES will receive ongoing royalty payments.  From these sums, EES will pay Ecosphere its costs and a manufacturing fee; in addition, Ecosphere will receive profit distributions from EES derived from the licensing and royalty payments.  Although the term sheet called for two EF60s to be delivered by EES to the Proposed Licensee each quarter beginning May 15, 2011, the delay in negotiating a definitive Agreement means that the anticipated first delivery date is now August 2011.  Ecosphere, EES and the Proposed Licensee have been negotiating a definitive Agreement over the last two months.  The Proposed EES Licensing Transaction is extremely complex and all parties have devoted considerable time and effort.  However, we cannot assure you that a definitive Agreement will be executed with the Proposed Licensee.

Ecosphere developed the Ecosphere Ozonix® technology in the second half of 2007 and began testing it in late 2007 and mid 2008 in the Barnett Shale producing area of North Texas.  From the testing, the Company learned that the Ecosphere Ozonix® technology is able to efficiently and in a cost effective manner, oxidize hydrocarbons and heavy metals from frac flowback water and can, as part of a pre- or post-treatment process, provide a solution to the disposal of this wastewater by cleaning it and allowing its reuse in the drilling process.

In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield to build and operate a water recycling plant utilizing the Ecosphere Ozonix® technology water treatment system for two years.  The permit allows Newfield to process frac flowback water into freshwater and brine utilizing the Ecosphere Ozonix® technology system.

Water and Energy

The two most important resources for the world are water and energy.  Water and energy are two highly interconnected sectors: energy is needed throughout the water producing and distribution system, to supply water to its various end users.  Water is also essential to producing energy.  At present, water cools electric power plants, flows through the turbines at hydroelectric dams, irrigates crops used to produce biofuels, and is pumped underground to crack open rock formations and force oil and gas to producing wells.  The role of water in the energy sector is increasingly critical as many future sources of fossil fuels, including oil sands and unconventional natural gas and oil reserves, are water intensive to produce.  Other energy sources that may be useful for combating climate change, such as carbon capture and storage, biofuels, and nuclear power, also require large volumes of water.  It is estimated that agriculture uses 70% of all freshwater withdrawals and energy uses only 8% of freshwater withdrawals.  However, growing populations and growing demand from other industries will likely squeeze energy’s already thin share of water, especially in those parts of the world experiencing water scarcity.  When constraints on water resources are coupled with pressures to reduce greenhouse gas emissions, the challenges for new energy projects grow exponentially.  Therefore, there is a burgeoning demand for finding and implementing solutions that reduce water use and increase water recycling.

In March 2010, the United Nations released a report that called for turning unsanitary wastewater into an environmentally safe economic resource.  According to the report, 90% of wastewater discharged daily in developing countries is untreated contributing to the deaths of 2.2 million people a year but with the proper management this wastewater can be an essential resource for supporting livelihoods.   The report also points to the abundant Green Economy opportunities for turning a mounting challenge into an opportunity with multiple benefits and noted that a solution may involve water recycling systems.

Growth in Unconventional Gas (Shale Plays)

Until recently, unconventional sources accounted for a small portion of gas production in the U.S.  The term unconventional gas is used to describe deposits of natural gas found in relatively impermeable rock formations.  Over the past decade, while U.S. conventional production was declining technological advances were reducing the cost of extracting unconventional gas, especially shale gas.  According to a Wall Street Journal article “The Unconventional Gas Revolution”, the result was an unconventional gas boom and a surge in U.S. production, particularly in shale formations, beginning in 2007.  On a global basis, unconventional gas represents a potentially recoverable resource equal to or even exceeding the conventional gas reserves in the world.

Our Strategy

Ecosphere currently operates in the Fayetteville Shale and the Woodford Shale.  If we are able to close the Proposed EES Licensing Transaction, our short-term plan is to maintain our existing operations and support our Proposed Licensee, as they begin operations in the other five major shale plays in North America, including the Haynesville, the Barnett, the Horn River, the Marcellus and the Eagleford later in 2011.  Offshore drilling has accounted for approximately one-quarter of total U.S. natural gas production over the past two decades and almost 30% of total U.S. oil production in recent years.  We have developed and built a unit that utilizes the Ecosphere Ozonix® technology to treat flowback water from offshore drilling.  Entrance into the offshore market will be dependent upon the identification of the appropriate licensee and a determination as to the opportunity cost versus expansion into other applications and territories. In addition, offshore drilling has been affected by political factors following the Gulf oil spill.

Our Markets

     Our potential markets include all major shale plays in the U.S.  Currently, our technology is being utilized in the following shale plays: (i) the Fayetteville Shale in Arkansas, and (ii) the Woodford Shale in Southern Oklahoma.  Southwestern Energy Company is the largest gas producer in the Fayetteville Shale.  Currently, we are operating EcosFrac™ units in the Fayetteville Shale and an EcsoBrine™ unit in the Woodford Shale. We have also determined that the Ozonix process is suitable for pre-frac treatment of oil production where energy companies are using a fracturing process similar to that for natural gas. If we were to recycle water from oil production, an additional process to seperate oil from water will be required.

Favorable Environment

There is a large “green” movement in the U.S. for identifying, developing and using cleaner and more eco-friendly sources of energy.  President Barack Obama’s stated objective is to transform the entire U.S. economy onto a greener path.  He links energy and climate change to national security, citing the nation’s dependence on fossil fuels, and foreign oil imports in particular, as a dangerous and urgent threat. President Obama has said that energy is a high priority for his administration.  With respect to clean energy, President Obama stated his intention to provide an additional $1 billion per year to help manufacturers re-tool to adopt clean technologies and make clean technology products.

According to Ross Smith Energy, if President Obama succeeds in implementing the energy policy he espoused during the election campaign and subsequent State of the Union addresses, the winners look to be renewable energy, energy efficiency technology, natural gas and plug-in hybrid vehicles.  On December 7, 2009, the U.S. Patent and Trademark Office announced its pilot program to expedite the examination of patent applications directed to certain green technology inventions.  Secretary of Commerce Gary Locke indicated that the pilot program was limited to the first 3,000 of the “most promising inventions.”  Ecosphere has been awarded three Ozonix® patents under this pilot program.

Competition

We have been unable to identify any other company in the world that, at the well site, can provide oil and gas operating companies with clean, bacteria-free frac fluid at high volume without the use of chemicals.  Although competitors are coming to market with alternatives to traditional chemical fracturing processes, we are not aware of any other company that has a process that eliminates the use of chemicals on the front end of a frac in real time. Because most oil and gas operating companies are using chemicals in their completions solutions, Ecosphere’s primary competitors/substitutes (on the front end) continue to be the major chemical companies, such as Nalco (a division of Dow Chemical) and Champion that manufacture and sell the chemicals to the oil and gas operators.  However, Halliburton Co. recently introduced solutions that claim to reduce the amount of chemicals used in the fracturing process and in treating flowback and produced waters. Halliburton is a leading oil and gas service company and is expected to be a formidable competitor. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The energy companies use a myriad of different approaches to dealing with frac flowback waters.  The primary method of dealing with these waters throughout the U.S. is hauling them to permitted underground injection sites.  In some cases vapor distillation technology is being used to treat frac flowback and produced waters at a disposal facility.  We treat the frac flowback and produced waters at the well site.  We believe our Ecosphere Ozonix® technology is a more cost effective alternative that energy companies will prefer due to our pricing structure and the mobility of our solution.

Our competitive advantages include cost and the ability to recycle much higher volumes of frac flowback.  The footprint of the Ecosphere Ozonix® mobile water treatment units is considerably smaller than our competitors to treat the same volumes of frac flowback waters and has been further reduced with the development of the EF60.  Unlike our competitors’ processes,  the Ecosphere Ozonix® process does not need a particular water temperature or pH level with expansion capability to receive continuous water flow for treatment at high volume.  Our process provides an enhanced stream of clean water at the site.  Our competitors, including chemical companies and Halliburton, however, have substantially greater financial, management, engineering, technical, sales, and marketing resources than we currently have.

Manufacturing

We manufacture and assemble our EcosFrac™ and EcosBrine™ units at our headquarters in Stuart, Florida using a network of selected original equipment manufacturers to supply components and also outsource manufacturing to third parties on an as needed basis.  Our engineering team continues to improve our products at this manufacturing facility.

We have invested in proven development techniques including CAD/CAM, Finite Element Analysis and Modeling and graphics rendering.  In addition, during 2010, Ecosphere secured an adjacent building to provide for expansion of our manufacturing capabilities and are currently investing in additional machining tools and equipment to bring additional fabrication in-house.  To complement this, we have also expanded our manufacturing staff capabilities through training or specialized hires. We expect to continue this investment as we believe this will pay significant dividends in terms of higher quality, faster completion and lower costs.  Certain processes and components will continue to be fabricated offsite.

We have also invested time and money in maintaining our ISO 9000 certification.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts.  Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs to bring customers to our website to learn about our technologies.  We have developed a marketing and communications strategy with our website design team to place our company information and ads on various oil and gas industry websites. Additionally, EES has its own president and chief operating officer who play an important role in sales and marketing. Current marketing opportunities included attendance at key trade shows, presentations to industry and analyst groups and one on one meetings as appropriate.  In 2010, the Company also added a Director of Business Development who is working with management to expand our business to other applications, as well as assisting in expanding business for EES.

Government Regulation and Environmental Laws

In 2004, Congress exempted hydraulic fracturing from the Safe Drinking Water Act, or the SDWA.  Recently, proposals have been made to revisit the environmental exemption for hydraulic fracturing under the SDWA or to enact separate federal legislation or legislation at the state and local government levels that would regulate hydraulic fracturing.  Both the United States House of Representatives and Senate are considering the Fracturing Responsibility and Awareness of Chemicals Act, or the FRAC Act, and a number of states are looking to more closely regulate hydraulic fracturing.  The FRAC Act would require companies to gain approval from the EPA before using hydraulic fracturing to enhance production from oil and natural gas wells.  The bill would also require companies to make public the chemicals they use in hydraulic fracturing.  In all, 72 House members and nine Senators have signed on as co-sponsors of the FRAC Act.  It is unclear how much support the proposal will get in Congress or the White House.  Similarly, the Consolidated Land, Energy, and Aquatic Resources Act of 2009, or “CLEAR Act”, passed by the House of Representatives on July 3, 2010, would require the U.S. Environmental Protection Agency (“EPA”) to pass regulations within two years that will require disclosure of chemicals used in hydraulic fracturing.  The CLEAR Act has been placed on the Senate calendar for introduction in the Senate.

We believe that governmental regulations that regulate hydraulic fracturing will benefit Ecosphere and lead companies to use our environmental friendly and cost-effective technologies.  If the exemption for hydraulic fracturing is removed from the SDWA, or if the FRAC Act, the CLEAR Act or other legislation is enacted at the federal, state or local level, any restrictions on the use of hydraulic fracturing contained in any such legislation could have a positive and significant impact on our financial condition and results of operations.

On December 15, 2009, EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes.  These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act.  The EPA has proposed two sets of regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and these regulations, if finalized, could lead to the imposition of greenhouse gas emission limitations in Clean Air Act permits for certain stationary sources.  In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010.

Other Ozonix® Technology Applications

We intend to market the Ecosphere Ozonix® technology wherever there are large streams of industrial waste waters and the need for creative and innovative solutions to clean, recycle or completely eliminate the waste.  To date, Ecosphere is focused on hydraulic fracturing as part of the onshore natural gas and oil completion process.  Our potential markets include all industries around the world that use chemicals to treat water.  We are focused on developing strategic partnerships to deploy our technology in a wide variety of global industrial and municipal wastewater applications.  The Ecosphere Ozonix® technology has a broad spectrum of applications to a multitude of industry segments.  There is an inherent “uniqueness” of the Ecosphere Ozonix® technology when compared to traditional technologies that it either replaces or with which it is combined to offer improved operational efficiencies and cost savings.  In addition, the following offers a very broad overview of some segments of industries where thousands of potential clients exist.  These primary applications include, but are not limited to:

●	Beyond oil and gas well completion, our patented technology has applications in other parts of the energy business including conventional and nuclear power plants and coal mining operations.
●
Mining Minerals – Water-pollution problems caused by mining include acid mine drainage, metal contamination and increased sediment levels in streams.  The EPA, estimates that there are more than 600,000 mines, most of which are abandoned, have polluted over 180,000 acres of reservoirs and lakes, and 12,000 miles of streams.  Without remediation and reclamation of these mines, they will continue to discharge toxic metals in water and sediment. We have formed a new mining subsidiary and are seeking to raise seed capital to test the Ozonix® process in another area.

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

Other Technologies

In addition to the Ozonix® technology, the Company presently owns several other technologies that are completed and available for global marketing.  Among these technologies is our clean tech Ecos LifeLink.  We completed the design and engineering for our clean tech mobile micro-utility system in late 2006.  This new clean tech Ecos LifeLink unit will provide power, telecommunications and clean water in remote regions of the world without using fossil fuel.

Research and Development

The Ecosphere Ozonix® technology is the result of a research and development journey that began with the Company’s innovation to use water under high pressure to strip coatings from the hulls of ships.  The process required a method for treating the resulting waste stream, a mixture of water and ship coatings which contained numerous and varied metals and other chemical compounds.   The Company experimented with a variety of filtration technologies and settled on a combination of reverse osmosis and media filtration units.

In the aftermath of the September 11, 2001, terrorist attacks on the World Trade Center there was a growing fear that future attacks might be directed toward poisoning municipal water supplies.  In response to this perceived threat, the Company designed, engineered and built the first mobile water filtration unit to be tested and approved by the Unites States Environmental Protection Agency for treating contaminated water.  This unit was modified and used to provide the City of Waveland Mississippi with drinking water after their municipal treatment plant was destroyed by Hurricane Katrina.  In conjunction with Pierce Manufacturing, the Company developed a second generation mobile water filtration unit on an all-terrain vehicle.  This unit incorporated advanced oxidation through the use of Ozone in addition to reverse osmosis and media filtration.

In 2007, as the Company was in the process of selling its ship stripping technology, the Company became aware of the vast amounts of water being used in the hydraulically fracturing of oil and gas wells in the Barnett Shale in Texas.  The Company’s Founder was convinced that he and the Company’s engineer could develop an alternative to the industry practice of trucking flowback water, generated by the fracturing process, to be injected into disposal wells deep underground.   In August 2007, the Company filed for a patent on its first Ozonix unit which combined ozone and accoustic cavitation (ultrasonic sound waves).  The first unit built in late 2007 utilized ozone and acoustic cavitation in a pressurized vessel.  In 2008 the Company built its second and third Ozonix units which combined ozone, accoustic cavitation and reverse osmosis and media filtration.  In early 2009, the Company built its first EcosFrac unit using Ozonix which combined hydrodynamic cavitation (turbulence), ozone and accoustic cavitation to kill bacteria in water to be used to fracture natural gas wells.  In late 2009 and early 2010, the Company delivered 24 EcosFrac (EF10) units for use on the Company’s multi –year agreement with Southwestern Energy.  These units combined hydrodynamic cavitation, ozone, acoustic cavitation and electro decomposition to kill bacteria and reduce the scaling tendencies of water to be used to hydraulically fracture natural gas wells.  The flowrates needed to operate on natural gas well sites required the use of 12 EcosFrac units for each well.  Our experience operating on location at the well site provided the impetus for the further improvements made to our technology in 2010 which were designed to reduce the number of units needed on the well site, first from 12 units to six units (EF20) and ultimately to two units (EF60) which is the new unit we intend to build in the future.

The development of our patented Ecosphere Ozonix® technology has permeated throughout the operations of our Company during the journey from cleaning water used to strip paint from ships to today’s game changing technology which is a non-chemical alternative for the treatment of waste water in a multitude of industries and applications. Virtually every undertaking of the Company since its inception has contributed to the development of this technology.

Given the preceding, the amount of investment in research and development by the Company extends far beyond the amount recognized by generally accepted accounting principles which amounted to $163,328 and $97,389 for the years ended December 31, 2010 and 2009, respectively.

Employees

At December 31, 2010, we had 57 total employees of which 1 was part time.  This includes 20 EES employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

Corporate History

We were formed as a Florida corporation in 1998.  In 2006, we reincorporated in Delaware.  We have formed two new subsidiaries since 2008, Ecosphere Energy Services LLC which is currently 52.6% owned by Ecosphere Technologies and Ecosphere Exploration and Mining Services which is currently 100% owned by Ecosphere Technologies.

Intellectual Property

In addition to the three new green tech patents in gas and oil drilling, Ecosphere holds an extensive patent portfolio of clean technologies.  Our three new patents were filed as patent applications under the Obama Administration’s Green Technology Fast Track program that began December 1, 2009. We received notice of allowance of two of the patents on April 20, 2010 and received the third patent on August 31, 2010. Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets.  Our material intellectual property was invented by our founder and Chief Technology Officer, Mr. Dennis McGuire, and assigned to us.  Our Senior Vice President of Engineering, Mr. Sanjeev Jahkete, was the co-inventor with Mr. McGuire of our three new green tech patents.  We believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology.  In 2010 we filed six additional patent applications for various water treatment technologies.

•	U.S. Patent 7,699,988 - The Ecosphere Ozonix® Process for enhanced water treatment for reclamation of waste fluids.

U.S. Patent 7,699,994 – The Ecosphere Ozonix® Process for enhanced water treatment for reclamation fluids and increased efficiency of potable waters.

•	U.S. Patent 7,785,470 - Improved reactor tank.

The following is a list of the Company’s existing intellectual property estate:

•	U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.

•	U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.

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

ITEM 1A.  RISK FACTORS.

To see our principal risk factors see Item 7.  “Managements Discussions and Analysis or Financial Condition and Results of Operations”

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Ecosphere leases three buildings in Stuart, Florida comprising an aggregate of 21,100 square feet of space. Our aggregate monthly rent is $19,824. One building houses the corporate offices, and the second building provides warehouse, manufacturing and testing space.  These two buildings are rented on a month to month basis.  A third adjacent building provides additional warehouse space and is under a two year lease expiring in April 2012.  If we do not renew these leases we believe there is an abundance of office and manufacturing space available in the Stuart, Florida area.

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

ITEM 4.  (REMOVED AND RESERVED).

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board under the symbol “ESPH”.  The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  We have approximately 1,363  holders of record of our common stock.  On March 11, 2011, our common stock closed at $0.60.

		Bid Prices
Year	Quarter Ended	High	Low
		($)	($)
2010	March 31	1.88	0.44
	June 30	1.75	0.61
	September 30	1.40	0.46
	December 31	0.75	0.40

2009	March 31	0.35	0.14
	June 30	0.52	0.13
	September 30	0.52	0.31
	December 31	0.49	0.33

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  Our Board of Directors, or Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, or the Securities Act.  Unless stated, all securities are shares of common stock.

Name of Class	Date Sold	No. of Securities	Reason for Issuance
Investors (1)	November 8, 2010 and December 8, 2010	$425,000 10% two-year notes convertible at $0.70 per share and 303,571 five-year warrants exercisable at $0.70 per share	Investment
Series B Holder (2)	December 15, 2010	3,340	Conversion of Series B Preferred Stock
Option Holder (1)	December 22, 2010	81,081	Exercise of 81,081 options at $0.28 per share
Option Holder (3)	December 22, 2010	4,000	Exercise of 4,000 options at $0.28 per share
Option Holder (1)	December 29, 2010	20,000	Exercise of 20,000 options at $0.28 per share

(1)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.
(2)	The securities were issued to the Series B Holder in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(3)	The securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act.

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

Company Overview

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary. EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company has been able to secure.  These agreements proved the technology is commercially viable and led to the development of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site.

2010 Highlights

In 2010 the Company has solidified the viability of its technology for treating water to be used for fracturing natural gas wells and has adapted its equipment design based upon field experience and feedback from its customers.   Highlights for 2010 include:

●
As evidence that the Ecosphere Ozonix® process is breakthrough technology, we received three patents for our Ecosphere Ozonix® process from the U.S Patent and Trademark Office under the new Green Tech Fast Track program. Patent numbers 7,699,994, 7,699,988 and 7,785,470.

●
Our revenues of $2.1 million for the first quarter and $2.1 million for the second quarter, $2.2 million for the third quarter and $2.5 million for the fourth quarter were records for operating revenues in any quarter, a 981% increase compared to the first quarter of 2009, a 1,288% increase compared to the second quarter of 2009, a 513% increase compared to the third quarter of 2009 and a 141% increase compared to the fourth quarter of 2009.  This continued a streak of 7 consecutive quarters of increasing revenues.

●	In January and February we performed paid pilot programs for BP in Wyoming and for Southwestern Energy in Arkansas.

●	During 2010, we converted all of our convertible debt outstanding as of December 31, 2009. A reduction of $2.5 million.

●	The Company deployed personnel and equipment to the Gulf in an unsuccessful attempt to secure a contract to assist BP in the clean up efforts for the Gulf Oil Spill.

●	In August, we signed a new 13 month agreement to process frac flowback water for a subsidiary of Newfield Explorations for a monthly flat fee.

●
Based upon our experience treating water that was used in the fracturing of 95 natural gas wells and feedback from our customer and other industry experts, we designed and built a new EF20 unit which has been proven in the field and designed the new EF60 unit which will be our flagship equipment offering for the future.  Both designs were based on the desire to reduce our equipment footprint on the well site and to improve the efficiency of moving between well sites, thus increasing the overall utilization of the equipment.

●
We began the due diligence process which culminated in the signing of a non-binding term sheet in January 2011 providing for the sale of up to 16 EF60 units over the next two years to be an exclusive licensee of our Ecosphere Ozonix® technology onshore in the oil and gas field of use in the United States.

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

Revenue Recognition

        Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant.  Revenue from the Ozonix® water-filtration contracts is earned based upon the volume of water processed plus additional contractual period based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from the sale of intellectual property and related assets is recognized as a gain from the sale of intellectual property and related assets, an operating item, when payment has been received and ownership of the patents and related assets has been transferred to the buyer and is recorded net of any carrying value and selling costs.  Equipment or inventory sold in connection with the sale of intellectual property is recognized as a wash sale with no resulting gain or loss.  The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

Comparison of the Year ended December 31, 2010 with the Year ended December 31, 2009

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
			Change
	2010	2009	$	%

Revenues	$8,964,484	$1,760,129	$7,204,355	409%
Cost of revenues	3,394,688	924,789	2,469,899	267%
Gross profit (loss)	5,569,796	835,340	4,734,456	567%
Operating expenses
Salaries and employee benefits	8,999,824	6,833,304	2,166,520	32%
Administrative and selling	1,696,774	1,211,662	485,112	40%
Professional fees	1,197,017	1,162,772	34,245	3%
Depreciation and amortization	1,957,881	686,309	1,271,572	185%
Research and development	163,328	97,389	65,939	68%
Total selling general and administrative	14,014,824	9,991,436	4,023,388	40%
Restructuring charge	50,000	548,090	(498,090)	-91%
Asset impairment	116,000	-	116,000	100%
Total operating expenses	14,180,824	10,539,526	3,641,298	35%
Loss from operations	(8,611,028)	(9,704,186)	1,093,158	-11%
Other income (expense):
Other income (expense)	292	1,758	(1,466)	-83%
Gain (loss) on conversion	(19,604)	(716,783)	697,179	97%
Gain (loss) on settlement	(65,756)	-	(65,756)	-100%
Interest expense	(1,176,222)	(5,184,747)	4,008,525	77%
Change in fair value of derivative instruments	(12,787,666)	(3,446,612)	(9,341,054)	-73%
Total other income (expense)	(14,048,956)	(9,346,384)	(4,702,572)	50%
Net loss	(22,659,984)	(19,050,570)	(3,609,414)	-19%
Preferred stock dividends	105,500	118,750	(13,250)	11%
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	(22,765,484)	(19,169,320)	(3,596,164)	-19%
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	528,277	743,417	215,140	41%
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(22,237,207)	$(18,425,903)	$(3,811,304)	-21%

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

The Company’s net loss applicable to Ecosphere Technologies, Inc. common stock increased $3,811,304 during the year ended December 31, 2010 when compared to the year ended December 31, 2009.  The primary reasons for this increase was an increase in the fair market value of the liabilities for derivative instruments during the year ended December 31, 2010 of $9,341,054, most of which resulted from the increase in the market price of the Company’s common stock from $0.48 per share to $1.50 per share in the first quarter of 2010, plus an increase in operating expenses of $3,641,298 primarily the result of increases in salaries and employee benefits of  $2,166,520 due to a full year of field operations and increases in noncash equity incentive compensation, and an increase in depreciation of $1,271,572 which results from the increase in equipment in operation in the field treating water for use in fracturing natural gas wells. These increases were partially offset by an increase in gross profit of $4,734,456 which resulted from the increase in our revenues and decreases in interest expense of $4,008,525 which resulted from the reduction of our outstanding debt plus a decrease in losses on conversions which resulted from fewer conversions of accrued interest on convertible notes into shares of the Company’ common stock at contractual conversion rates that were considerably lower than the fair market value of the Company’s common stock on the dates of conversion.

Revenues

The Company generated revenue of $8,964,484 during the year ended December 31, 2010, an increase of $7,204,355 or 409% over our revenue of $1,760,129 for the year ended December 31, 2009.  The increase was the result of revenue generated from the deployment of our Ecos-Frac® units in Arkansas to treat water prior to its use in fracturing natural gas wells, the processing of frac flowback water in the Woodford shale in Oklahoma and treating a variety of oil and gas exploration flowback water for three separate oil and gas exploration companies through pilot projects in Wyoming, Texas, Louisiana and Arkansas. During the year ended December 31, 2009, the Company had one fleet of its Ecos-Frac® units deployed for one month to treat water prior to its use in fracturing natural gas wells, had processed frac flowback water in Oklahoma for  a full year and performed pilot projects for three separate oil and gas companies in Utah, Wyoming and Arkansas.

Revenues for the years ended December 31, 2010 and 2009 were generated from the following services provided by EES to oil and gas exploration companies.

	2010	2009

Treating water for fracturing natural gas wells	$7,211,532	$419,994
Treating frac-flowback water	1,254,500	993,386
Pilot water treatment projects	498,452	346,749
	$8,964,484	$1,760,129

The Company anticipates 2011 service revenues to be in line with 2010 revenues.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $14,180,824 as compared to $10,539,526 for the year ended December 31, 2009, an increase of $3,641,298 or 35%.  The increase was primarily caused by the following:

Selling, General and Administrative

        An increase in Selling, General and Administrative Expenses of $4,023,388 which were the result of;  (1) an increase in salaries and employee benefits which included  an increase of $1.2 million in non-cash compensation expense related to option grants in 2010, (2) a full year of the cost of  management and staff to support the operations of EES, the Company’s majority owned subsidiary; (3) an increase in Administrative and Selling Expenses  which related to increases in insurance expense of $135,000 due to the increase in equipment operating in the field, an increase in travel expenses due to the added operating activity, an increase in postage and office supplies at the EES due to full year’s activity and an increase in postage at the corporate level to support EES operations,  (4) an increase in marketing costs due to our efforts to spread the word about our Company and technology; (5) an increase in depreciation expense due to the increase in fixed assets and based upon a full year’s depreciation on that equipment; and  (6) an increase in Research and Development costs resulting from the planning and design of two new pieces of equipment, including the EF60, during 2010.

Impairment Reserve

        The Company recorded an impairment reserve of $116,000 to reserve for the impairment in the value of the Company’s non-Ozonix water filtration system which was previously installed in the water filtration truck.

Restructuring Reserve

        The increases above were partially offset by a decrease in the restructuring reserve which was recorded in 2009 based upon the Company’s decision to close the New York office.

Loss From Operations

Loss from operations for the year ended December 31, 2010 was $8,611,028 compared to a loss from operations of $9,704,186 for the year ended December 31, 2009, a decrease of $1,093,158 or 11.2%.  The decrease in the loss from operations in 2010 versus 2009 was due to the increase in gross profit of $4,734,456 which was partially offset by the increase in operating expenses identified above.

Interest Expense

Interest expense was $1,176,222 for the year ended December 31, 2010 as compared to $5,184,747 for the year ended December 31, 2009, a decrease of $4,008,525 or 77%.  Of the 2010 amounts, approximately $544,000 related to the accretion of the discounts on notes payable (non-cash) and approximately $632,000 related to actual and accrued interest associated with the notes and debentures payable.

Of the 2009 amounts, approximately $4,125,000 related to the accretion of the discounts and amortization of debt issue costs related to the Company’s notes payable (non-cash) $325,000 related to debt discounts related to notes that were converted into common stock and approximately $832,000 related to actual and accrued interest associated with the notes and debentures payable.

Loss on Conversion

Loss on conversion for the year ended December 31, 2010 was $19,604 as compared to a loss of $716,783 for the year ended December 31, 2009.  In 2010, the Company issued 30,160 shares of common stock with a fair market value of $30,462 based upon the quoted market price of the Company’s common stock on the date of conversion of $1.01 to repay interest on one convertible note in the amount $10,858.

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

Gain (Loss) on Settlement

Gain (Loss) on settlement for the year ended December 31, 2010 consisted of a loss on the settlement of an amount due a consultant by the issuance of common stock with a fair market value of $114,000 which was offset by gains on settlements primarily from negotiating reductions in amounts due to vendors related to older outstanding accounts payable.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.   Under ASC 810-15, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the Black-Scholes option pricing model.

The change in fair value of derivative instruments in other expense was $12,787,666 for the year ended December 31, 2010 as compared to $3,446,612 for the year ended December 31, 2009. This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010.  As of December 31, 2010, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition, the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants.   As such, we anticipate that future other income and expense from these financial instruments will diminish.

The following table summarized the change in the fair market value of the liability for derivative instrument for the years ended December 31, 2010 and 2009 and shows the market value of the Company’s common stock at each reporting date during that two year period.

	2010
	Q1	Q2	Q3	Q4	Year

Change in warrant derivative instrument liability	$16,391,765	$(6,371,746)	$(1,203,883)	$(43,690)	$8,772,446

Change in embedded conversion feature derivative lialbility	4,653,085	(637,865)	-	-	4,015,220

Change in the fair value of derivative instruments	$21,044,850	$(7,009,611)	$(1,203,883)	$(43,690)	$12,787,666

Market price of common stock on the last day of the quarter	$1.50	$1.24	$0.50	$0.48

	2009
	Q1	Q2	Q3	Q4	Year

Change in warrant derivative instrument liability	$(2,730,739)	$6,021,890	$(1,486,292)	$(41,129)	$1,763,730

Change in embedded conversion feature derivative lialbility	(3,732,262)	6,180,270	(687,275)	(77,851)	1,682,882

Change in the fair value of derivative instruments	$(6,463,001)	$12,202,160	$(2,173,567)	$(118,980)	$3,446,612

Market price of common stock on the last day of the quarter	$0.16	$0.49	$0.43	$0.47

Preferred Stock Dividends

Preferred stock dividends were $105,500 for the year ended December 31, 2010 and $118,750 for the year ended December 31, 2009.  The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2009 because the holders of 33 shares of Series B Preferred stock chose to convert their preferred stock into 57,615 shares of common stock and one holder of Series A preferred Stock converted their share of preferred stock into 24,000 shares of common stock.

Non-controlling Interest of Consolidated Subsidiary

The non-controlling interest of consolidated subsidiary loss was $528,277 for the year ended December 31, 2010 as compared to a loss of $743,417 for the period from inception, July 16, 2009, through December 31, 2009.  This amount represents the amount of the losses of EES for the year ended December 31, 2010 and for the period from inception, July 16, 2009, through December 31, 2009, which have been allocated to the non-controlling equity members of the subsidiary.  Per the LLC operating agreement, the amounts allocated represented the entire loss for EES for the period from inception July 16, 2009 through December 31, 2009 and for the year ended December 31, 2010.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere Technologies, Inc. was $22,237,207 for the year ended December 31, 2010, compared to a net loss applicable to common stock of $18,425,903 for the year ended December 31, 2009.  Net loss per common share was $0.17 for the year ended December 31, 2010 as compared to a net loss per common share of $0.19 for the year ended December 31, 2009.  The weighted average number of shares outstanding was 131,502,601 and 99,627,077 for the years ended December 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,267,206 for the year ended December 31, 2010, compared to $4,342,143 for the year ended December 31, 2009.  This decrease in cash used relates to the significantly higher non-cash expenses during the year ended December 31, 2010.  The net loss of $22.2 million was offset by non-cash expenses of $8.5 million, plus an increase in the fair value of the liability for derivative instruments of $12.8 million, an increase in accounts payable of $371,560 and an increase in accrued expenses of $374,564. These were partially offset by a decrease in deferred revenue of $672,000 and the allocation of the EES net  loss to the non-controlling equity members of $528,277.  In 2009, the net loss of $18.4 million was offset by non-cash expenses of $10.3 million, plus an increase in the fair value of the liability for derivative instruments of $3.4 million, an increase in accounts payable of $750,000, an increase in the restructuring reserve of $198,000 and an increase in deferred revenue of $672,000.  These were partially offset by an increase in accounts receivable of $578,000, a decrease in accrued expenses of $107,000 and the allocation of the EES net loss to the noncontrolling equity members of $743,417.

The Company’s net cash used in investing activities was $1,825,260 for the year ended December 31, 2010 compared to net cash used in investing activities of $6,822,165 for the year ended December 31, 2009.  In 2010, the Company invested $2 million into construction in progress to build new equipment and update old equipment for EES.  In addition, the Company invested $242,443 in vehicles and leasehold improvements at EES and at the corporate facility.  These expenditures were offset by the release of restricted cash of $425,000 that had been held in escrow for certain convertible note agreements which were converted into common stock in 2010.  In 2009 the Company invested approximately $5.1 million in equipment components to build EcosFrac™ units.  The units are being used to process water to be used in fracturing natural gas wells in the Arkansas under a minimum two year agreement.  In addition, the Company invested approximately $725,000 in equipment components associated with the building of the first EcosBrine™ unit, the second generation Ozonix® unit for processing frac flowback water and invested an additional $184,000 in equipment and vehicles to support the manufacturing and field operations.

The Company’s net cash provided by financing activities was $2,049,615 for the year ended December 31, 2010 as compared to $11,792,032 for the year ended December 31, 2009. During the year ended December 31, 2010, the Company received $400,000 from the issuance of convertible notes and warrants, $545,000 from the sale of common stock and warrants, $1,224,444 in connection with the exercise of options and warrants to purchase shares of common stock, $756,968 for exchanging warrants and cash for new warrants and $42,000 from vehicle financing.  These sources were used make payments on notes payable of $717,277, vehicle and insurance finance payments of $188,440 and to make payments on capital leases of $13,080.  During the year ended December 31, 2009, the Company received $700,000 in exchange for warrants and new secured convertible notes, $45,500 for a new original issue discount note, $80,000 from related parties and $466,055 from the exercise of options and warrants.  In addition, EES received $2.5 million in cash and $1.0 million in the form of debt forgiveness equity interest and received an additional $7,850,000 from investors in exchange for a 21.5% equity interest.  These receipts were partially offset by repayments of $800,565, $51,407 and $38,890 for notes payable and insurance financings, related party debt and capital leases, respectively.

Amounts paid by EES to the Company for equipment, reimbursed the Company for the costs incurred to build the 26 Ecos-Frac® Units which are deployed in the Fayetteville Shale, plus one Ecos-Brine® unit, delivered to EES in October 2009 that has been  deployed on various pilot projects.  In 2010, the revenue from the Ecos-Frac® units deployed on the Southwestern Energy Agreement, have generated monthly revenue sufficient to produce positive cash flow to EES.  The Company receives a monthly management fee from EES for the cost of management and overhead related to the manufacturing facility.

In January, EES and the Company signed a non-binding term sheet for a manufacturing and licensing agreement with a Proposed Licensee for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the oil and gas industry in the United States in exchange for minimum purchase commitments for the Company’s new EF60 units.  The initial purchase commitment requires the purchase of up to 16 new EF60 units in the first twenty four months and provides for a continuing royalty based upon the profitability of those units.  Management is currently working with the third party on a definitive agreement.

In September  2010, the board of directors approved a convertible note offering for up to $2,000,000.  Under the offering, investors receive a two year note bearing annual interest of 10% and convertible into common stock at $0.70 per share plus five year warrants to purchase common stock at $0.70 per share.  The number of warrants received is equal to 50% of the principal balance divided by the conversion rate.  Through March 16, 2011, the Company has received $1,225,000 from seven accredited investors for this financing which is intended to be a bridge to the signing of a definitive agreement for the manufacturing and licensing agreement referred to in the preceding paragraph.

Management believes that the Proposed EES Licensing Transaction  will provide revenue sufficient to maintain operations for at least the next two years.  There can be no assurances that the Transaction will close.  If we are unable to close the Proposed EES Licensing Transaction, we will need to raise $1.5 million to meet our working capital and debt service needs in order to remain operation al for the next  12 months.  In addition, In order to secure material new EES business, Ecosphere  will need up to $7.5 million to build new Ecosphere Ozonix® equipment.

In addition, the Company is working to identify potential investors for its Ecosphere Explorations and Mining Services subsidiary to apply the Ecosphere Ozonix® technology to the non-energy related mining industry.

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

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including closing the Proposed EES Licensing Transaction, expected terms of the Proposed EES Licensing Transaction, liquidity, our intentions regarding building EF60s, our expectations from the EF60, our beliefs regarding how much money we can save our customers, our beliefs regarding our technology, expectations regarding offshore drilling, our belief regarding the impact of future government laws and regulations on hydraulic fracturing, our potential clients, our intentions regarding building EF60s and expectations for our Ecos LifeLink.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described in “Risk Factors” elsewhere in this Report.

Other sections of this report may include additional factors which could adversely affect our business and financial performance.  New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any risk factor, or combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We incurred net losses applicable to common stock of approximately $22.2 million in 2010 and $18.4 million in 2009.  We have a significant working capital deficiency, and have not reached a profitable level of operations, all of which raise doubt about our ability to continue as a growing concern.  Our continued existence is partly dependent upon generating working capital.  Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

If we do not enter in and close a definitive agreement relating to the non-binding term sheet we entered into in January 2011, we will not have enough capital to build Ozonix units and our business may fail.

We currently have limited working capital.  Without working capital or an available credit facility, the Company cannot manufacture new Ozonix® units and be in a position to seek new customers.  We have signed a non-binding term sheet with a Proposed Licensee and have been negotiating a definitive agreement for the past two months.  Assuming we are able to close the transaction, the Proposed Licensee will have exclusive rights to our Ozonix® technology onshore in the United States oil and gas business, although EES will continue to service our two customers in the short-term.    Additionally, we will retain manufacturing rights.  We believe that the Proposed Licensee has the necessary capital and operational experience to expand usage of the Ozonix® technology.  We cannot assure you we will close the transaction.   If we are unable to enter into a definitive agreement with this Proposed Licensee, we will need additional financing or may not be able to remain operational.

If we do not generate positive cash flow and earnings or raise additional debt or equity capital, we will need to raise additional debt on equity and may not be successful.

At December 31, 2010, we had a working capital deficit of approximately $5.5 million and total indebtedness of $6.9 million.  We presently have negative working capital and minimal cash even though we generate revenue from our operations.  Because we are not currently generating positive cash flow, if we fail to close the EES transaction referred to in the above risk factor, we may need to sell debt or equity securities in the future.  Because of the lingering effects of the recession, instability in the Middle East and North Africa, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital.  Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If we do not raise the necessary working capital, we may not be able to remain operational or we may have to scale back our operations.

If the current prices of natural gas decrease to low levels, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business.

In early 2008, with high prices for natural gas, energy companies began profitably drilling in shale areas.  These operations rely on enormous supplies of clean water.  Much of the water used in drilling gas wells in shale areas and the resultant water that flows back in a polluted state creates an opportunity for our Ecosphere Ozonix® business.  Horizontal drilling in shale areas is very expensive; however, if prices for natural gas are sufficiently high this expense can be justified.  If current prices decline, horizontal drilling may not be cost-effective and may adversely affect our Ecosphere Ozonix® business.

If we are unable to generate material service or licensing revenue, we will continue to have negative cash flows.

We are presently relying upon revenue from our Ozonix® systems.  While our revenue year-over-year is increasing, we still have negative cash flow.  If we are unable to deploy additional Ecosphere Ozonix® systems or we are unable to close the Proposed EES Transaction, we will not derive material service revenue.  In that event, our future results of operations and financial condition will be adversely affected.  Like any new technology, repeat orders from a customer provide credibility for a technology and encourage other customers to consider using the technology.  Unless we close the proposed EES transaction or another significant transaction, we expect that we will have negative cash flow.

Although we believe EES has the only robust chemical free solution for treating water including frac flowback water and produced water stemming from the drilling of oil and gas wells, we face severe competition from a major drilling contractor which may adversely affect our future results of operations and financial condition.

Recently Halliburton, a leading drilling contractor, introduced a solution that reduces chemicals used in hydraulic fracturing.  The Halliburton process uses ultraviolet light in contrast to the ozone which is used in our Ozonix® process.  Halliburton represents a significant competitive threat since it is involved in the drilling and fracturing of many wells which provides it with the advantage of selling an additional service.  In addition, Halliburton was recently ranked 158 in Fortune 500 companies.  Thus, it has substantially greater financial, technical and other resources and presents a significant competitive threat.  We cannot assure you that our Ozonix® technology will be able to compete with Halliburton.

Because our Ecosphere Ozonix® systems are designed to provide a solution which competes with existing methods; we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Ecosphere Ozonix® systems are designed to provide a solution to environmental challenges created by contaminated water.  Specifically, we believe it can provide a solution to the disposal of wastewater in the oil and gas, mining, marine, coal and other industries.  Currently, large and well capitalized companies provide services in these areas.  These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies.  This reluctance is increased when potential customers make significant capital investments in competing technologies.  Because of these obstacles, we may face substantial barriers to commercializing our business.

 If chemical companies engage in predatory pricing, we may lose customers, which could materially and adversely affect us.

In the gas drilling business, energy companies traditionally have used chemicals to clean the water used to fracture wells by destroying bacteria and metal residues.  The chemical companies represent a significant competitive factor.  The chemical companies which supply chemicals to gas drillers may, in order to maintain their business relationship with drillers, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our services.  While predatory pricing that is designed to drive us out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

Because we commercialized our Ecosphere Ozonix® business in 2009, it is subject to all of the risks inherent in a new business.

Our Ecosphere Ozonix® business is brand new and is subject to a number of risks, including:

•	Our ability to convince customers to use our services;

•	Our ability to finance the units;

•	Our ability to operate units that are built; and

•	Our ability to manage the operations of our Ecosphere Ozonix® systems at multiple locations.

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

Because of the global economic recession, our customers may delay in paying us or not pay us at all.  This would have a material adverse effect on our future operating results and financial condition.

One of the effects of the global economic recession is that businesses are tending to maintain their cash reserves and delay paying their creditors whenever possible.  As a trade creditor, we lack the leverage which secured lenders and providers of essential services have.  If the economy continues to deteriorate, we may find that our oil and gas customer and our future customers may delay in paying us.  This could result in a number of adverse effects upon us including increasing our borrowing costs, reducing our profit margins, severely impacting liquidity and reducing our ability to grow our business which could have a material adverse effect on Ecosphere.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In the past, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

•	Our announcement if we close or fail to close the Proposed EES Licensing Transaction;

•	Our receipt of orders from existing and new customers;

•	The availability of components from our suppliers for Ecosphere Ozonix® systems;

•	Operating results from our Ecosphere Ozonix® units and the announcement of future agreements for our Ecosphere Ozonix® units;

•	Our raising necessary working capital and any associated costs which will be charged as expenses to our future results of operations;

•	Our continuing to develop new technologies;

•	Pricing pressures;

•	General economic and political conditions;

•	Our ability to finance our new subsidiary;

•	Our sales or licensing of our technologies in inventory.

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

Our business model is to invent and develop technologies and once we prove that they are commercially viable, we partner with larger and financially stable companies which would conduct our operations.  Thus with the energy business, for the last several months we have been focused on consummating a licensing agreement with a well-capitalized group with substantial experience commercializing and using heavy equipment.  Both this particular licensing agreement for EES and future agreements, if consummated, will mean that we will give up operational control in certain fields of use, although with the Proposed EES Licensing Transaction we will maintain manufacturing rights.   Thus our ability to commercialize our future business will be dependent upon third parties which we will not be in a position to control and, as a result, we could be adversely affected if the third parties do not pursue their agreements with us in the manner we anticipate.

If environmental laws and rules change or if existing environmental regulators preclude the use of horizontal drilling, we will be materially and adversely affected.

EES’ business relies upon supplying chemical free solutions for cleaning the large amounts of water used in horizontal drilling applications.  Objections have been raised by some land owners and governments including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling.  Although we believe that EES has a chemical free solution which should result in increased business, we cannot assure you that legislation or rules will be passed or action taken by environmental authorities that will preclude the use of horizontal drilling. In Quebec, Canada where horizontal drilling has yet to occur, the government in March 2011 announced a ban.  If this were to occur in the United States, the demand for EES’ services may be eliminated or substantially reduced.  In that case, we will be materially and adversely affected.

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property including our patents is our key asset.  In addition to our existing patents, we have filed United States patent applications covering certain technologies.  If one or more patents are not issued by the United States, the value of our other technologies could be materially reduced.  Competitors may also be able to design around our patents and to compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

•	Pending and future patent applications will result in issued patents;

•	Patents we own or which are licensed by us will not be challenged by competitors;

•	The patents will be found to be valid or sufficiently broad to protect our technology or provide us with a competitive advantage; and

•	We will be successful in defending against future patent infringement claims asserted against our products.

If we are subject to intellectual property infringement claims, it could cause us to incur significant expenses and pay substantial damages.

Third parties may claim that our equipment or services infringe or violate their intellectual property rights. Any such claims could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages and prevent us from using licensed technology that may be fundamental to our business service delivery. Even if we were to prevail, any litigation regarding its intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. We may also be obligated to indemnify our business partners in any such litigation, which could further exhaust our resources. Furthermore, as a result of an intellectual property challenge, we may be prevented from providing some of our services unless we enter into royalty, license or other agreements. We may not be able to obtain such agreements at all or on terms acceptable to us, and as a result, we may be precluded from offering some of our equipment and services.

If the patent reform legislation is enacted into law, it may make challenges to our patents easier, may increase the likelihood that we will be sued or our patents challenged, subject us to extraordinary legal expenses and risk a ruling that one or more of our patents are invalid.

There is currently pending in the U.S. Congress legislation referred to as the Patent Reform Act of 2011.  The Senate passed the Act, however, it is uncertain whether it will be passed into law.  A purpose of the Act is to improve the system for challenging the validity of a patent at the Patent and Trademark Office throughout the life of the patent and provide an alternative to litigation by establishing other alternatives to challenge a patent.  Assuming it is passed, we are not sure if it will result in a material adverse effect upon our future operating results and financial condition, including increasing competition.

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

Due to factors beyond our control, our stock price may be volatile.

•	Any of the following factors could affect the market price of our common stock:

•	Our failure to generate increasing revenues;

•	Our failure to close the publicly announced EES transaction;

•	Short selling activities;

•	The loss of key personnel;

•	Our failure to achieve and maintain profitability;

•	Actual or anticipated variations in our quarterly results of operations;

•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	The loss of major customers or product or component suppliers;

•	The loss of significant business relationships;

•	Our failure to meet financial analysts’ performance expectations;

•	Changes in earnings estimates and recommendations by financial analysts; or

•	Changes in market valuations of similar companies.

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

If the holders of our outstanding warrants and options exercise their securities into common stock, we will issue up to 81,779,671 shares , which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 11, 2011, we had 141,319,197 shares of our common stock outstanding.  We have 19,808,061 warrants to purchase shares of common stock and 61,971,610 stock options and $1,300,000 in notes convertible into 1,857,143 shares.  If the holders of the securities described in this risk factor exercise and convert their securities, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

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

Our officers, directors and one employee own approximately 10,500,000 shares of our common stock or 7.4% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding options held by them, they beneficially own approximately 38,000,000 shares or 22.5%.  If all of our equity equivalents outstanding as of December 31, 2010 were exercised, we would have 215,175,042 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

As of March 11, 2011, we had 141,319,197 shares of common stock outstanding of which our directors and executive officers own approximately 3.8 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

See pages F-1 through F- 48.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2010 has been audited by Salberg & Co. P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.

Name	Age	Position(s)
Charles Vinick	63	Chairman of the Board
Joe Allbaugh	58	Director
Gene Davis	57	Director
Michael Donn, Sr.	63	Director
D. Stephen Keating	55	Director

Charles Vinick was appointed Chief Executive Officer on January 18, 2011. Prior to becoming Chief Executive Officer, Mr. Vinick was Executive Chairman effective August 1, 2010. Mr. Vinick has served as a director since August 2006 and has served as the Chairman of the Board since December 22, 2009. Until December 2010, Mr. Vinick served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpinteria, California. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. From June 2005 through August 2007, Mr. Vinick was the Chief Executive Officer of the Alliance to Protect Nantucket Sound. He served as Chief Executive Officer of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to March 2004. Mr. Vinick was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003. Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau. Mr. Vinick was selected as a director due to his knowledge of, and commitment to, the environmental mission of Ecosphere, his understanding of the business applications for the Ecosphere technology, and his business experience and judgment. Mr. Vinick was also selected due to his 25 years of experience in global water quality and policy issues.

Joe Allbaugh was appointed a director in October 2005. Mr. Allbaugh has been the managing member of The Allbaugh Company LLC, a strategic consulting firm, since approximately March 2003. From September 2006 to May 15, 2007, Mr. Allbaugh was the president of our subsidiary,  Ecosphere Systems, Inc. Mr. Allbaugh was Director of the Federal Emergency Management Agency from February 2001 to March 2003, and in 1999 was made the National Campaign Manager of Bush-Cheney 2000. In addition, Mr. Allbaugh was Chief of Staff to President George W. Bush from 1995 through 1999 when he was Governor of Texas. Mr. Allbaugh was selected as a director because his relationships could potentially assist us in growing our business and he had administrative experience managing large organizations.

Gene Davis was appointed a director in August 2008. Since August 2, 2010, Mr. Davis has been the Vice President of Geosciences at Caerus Oil and Gas LLC, an independent oil and gas exploration and production firm headquartered in Denver, CO. From March 2008 until June 2010, Mr. Davis was employed as Vice President/General Manager of the Denver Region for NFR Energy, LLC, an independent oil and gas production company headquartered in Houston, Texas. From December 2004 to March 2008, Mr. Davis was the Geological and Geophysical Manager for the Western Business Unit of Forest Oil Corp. where he developed and implemented drilling programs in the Permian and various Rocky Mountain Basins. Mr. Davis has over 30 years of executive geoscience, asset management, and successful exploratory and development geology and geophysics experience. Mr. Davis was selected as a director because of his extensive experience in the energy business and his ability to provide valuable insight to our management.

Michael Donn, Sr. was appointed a director in March 2005 and was appointed our Chief Operating Officer on March 27, 2008. Mr. Donn has held a number of senior executive positions with us since January 2000. As part of his duties, Mr. Donn set up and coordinated our relief effort in Waveland, Mississippi following Hurricane Katrina. Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System. From November 2006 until January 29, 2010, Mr. Donn was a director of GelTech Solutions, Inc. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as Vice President and Treasurer beginning in 1982. His responsibilities included negotiating, lobbying at the local, state and national levels and head of the business operations for the Association. He was also Chairman of the Insurance Trust. Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters. He is the brother of our Senior Vice President of Administration, Jacqueline McGuire, and the brother-in-law of our  Chief Technology Officer, Dennis McGuire. Mr. Donn was selected as a director because of his years of experience with all aspects of Ecosphere’s business and his administrative experience in directing the firefighters union. He has remained as a director as a representative of management.

D. Stephen Keating was appointed a director in August 2008. Since December 2008, Mr. Keating has served as the Vice President of Taxes at Crocs, Inc. Mr. Keating served as the Vice President of the Worldwide Taxes for CA, Inc. from 1988 through June 2008 where Mr. Keating was the senior officer responsible for the worldwide tax, which included tax planning and strategy, tax accounting and day-to-day supervision for the U.S. and international tax departments. At CA, Inc., Mr. Keating was involved with approximately 100 mergers, acquisitions and divestitures. Additional responsibilities included negotiating with the IRS and various countries tax authorities on audit issues and APA reports. Mr. Keating was selected as a director due to his extensive executive experience and his accounting and tax knowledge.

Executive Officers

The following is a list of our executive officers.  The executive officers are elected by our Board.

Name	Age	Position(s)
Charles Vinick	63	Chief Executive Officer
Adrian Goldfarb	53	Chief Financial Officer
Dennis McGuire	60	Chief Technology Officer
Michael Donn, Sr.	63	Chief Operating Officer
Jacqueline McGuire	48	Senior Vice President of Administration and Secretary

See above for Mr. Vinick’s biography.

Adrian Goldfarb has been our Chief Financial Officer since February 11, 2008. From December 2007 until December 19, 2008,  Mr. Goldfarb was the President of WSR Consulting, Inc., or WSR, a consulting services company that currently provides accounting and operational management to us. From February 11, 2008 through December 20, 2008, WSR also provided Chief Financial Officer services to us and Mr. Goldfarb was a consultant. Since December 20, 2008, he has been a full-time employee. From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. Mr. Goldfarb has more than 25 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu.  In May 2010, Mr. Goldfarb was elected a director of Information Systems Associates, Inc.

Dennis McGuire is our Chief Technology Officer. Mr. McGuire was appointed Chief Technology Officer on January 18, 2011 at which time he stepped down as President and Chief Executive Officer.  Mr. McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005. From June 17, 2008 until November 12, 2008, Mr. McGuire was the Co-Chief Executive Officer of Ecosphere, sharing the role with Mr. Patrick Haskell. From November 12, 2008 until August 1, 2009, Mr. McGuire was the Chief Technology Officer of Ecosphere until he again became President and Chief Executive Officer.  Mr. McGuire was a founder of Ecosphere in 1998 together with his wife Jacqueline. He also is the inventor of all of our intellectual property.

See above for Mr. Donn’s biography.

Jacqueline McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998.  She and her husband Dennis, our Chief Technology Officer, were two of our founders.

Key Employees.

The following is a list of key employees of Ecosphere and Ecosphere Energy Services, LLC, or EES, our majority-owned subsidiary.

Name	Age	Position(s)
Sanjeev Jahkete	42	Senior Vice President of Engineering
Aaron Horn	32	President of EES
Robert Cathey	34	Chief Operating Officer of EES

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

Aaron Horn has served as the President of EES since August 2009. From May 2008 to August 2009, Mr. Horn served as an Operational Engineer for Newfield in the Woodford Shale with a special emphasis on water management. Mr. Horn has served on several water industry committees and authored a Society of Petroleum Engineers paper on water management in Shale Plays. Mr. Horn graduated from the U.S. Military Academy with a degree in engineering. He then served in the U.S. Army from 2001 through 2007, rising in rank from 2nd Lieutenant in 2001 to Captain in 2005.

Robert Cathey has served as the Chief Operating Officer and Senior Vice President and Chief Operating Officer of EES since July 2009. Mr. Cathey joined Ecosphere in December 2008 as our Vice President, Natural Gas Field Operations. He worked for Carrier Sales and Distribution from April 2007 to December 2008 as Operations Manager for their North Texas and Oklahoma business units. After graduating the U.S. Military Academy at West Point with a degree in American Legal Systems/Systems Engineer, Mr. Cathey served in the U.S. Army from June 2001 through April 2007, rising in rank from 2nd Lieutenant to Captain.

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

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Joe Allbaugh	✓		✓
Gene Davis	✓	✓	Chairman
Michael Donn, Sr.
D. Stephen Keating	✓	Chairman
Charles Vinick			✓

Board of Directors Independence

We believe that the following individuals qualify as independent directors within the meaning of the NASDAQ Stock Market listing rules: Joe Allbaugh, Gene Davis, and D. Stephen Keating.

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

Our Board has determined that Mr. Keating is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.  We believe that Messrs. Keating and Davis are independent in accordance with the NASDAQ Stock Market independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation and benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan, or the Plan. The members of the Compensation Committee are Gene Davis, who serves as its chairman, Joe Allbaugh and Charles Vinick. The Compensation Committee has no authority with respect to setting compensation.

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

Board Structure

The Company has chosen to combine the Chief Executive Officer and Board Chairman positions primarily as a result of our Chairman of the Board becoming Chief Executive Officer in January 2011.  We believe that this Board leadership structure is appropriate for the Company at this time. Because we are a small company with a majority of independent directors, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer of the Company. Having now separated the Chief Technology Officer role from that of Chief Executive Officers, we believe the current Chief Executive Officer is most familiar with, and most effectively positioned to lead both the operational aspects and the strategic aspects of our business, while overseeing governance with the Board committee structure.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Ecosphere, and how management addresses those risks.  Mr. Vinick, Chief Executive Officer, and Mr. Goldfarb, our Chief Financial Officer, will work closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  The Board focuses on key risks and interfaces with management on seeking solutions.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC reports of ownership of the Company’s securities and changes in reported ownership. Officers, directors and greater than ten percent shareholders are required by SEC rules to furnish the Company with copies of all Section 16(a) reports they file.

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during 2010 the Company’s officers, directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a); except that one report, covering a total of four transactions, was filed late by Mr. Michael R. Donn, Sr.  This late filing was as a result of a failure by the Company’s EDGAR printer to file the report after being instructed to do so by the reporting person.  The Form 4 was filed the next day.

ITEM 11.  EXECUTIVE COMPENSATION

2010 Summary Compensation Table

The following information related to the compensation paid by us for 2010 and 2009 to our Chief Executive Officer (principal executive officer), our former Chief Executive Officer and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000.

Name and Principal Position (a)	Year (b)	Salary ($)(c)	Bonus ($)(d)		Option Awards ($)(f)(1)		Non-Equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)		Total ($)(j)
Dennis McGuire	2010	325,000	0		3,828,398	(3)	151,736	(4)	27,012	(4)	4,332,146
Chief Executive Officer (2)	2009	250,000	250,000	(5)	1,221,599	(6)	92,916	(4)	13,506	(4)	1,828,021
Charles Vinick (6)	2010	51,563	0		676,724	(7)			0		728,287
Executive Chairman
Adrian Goldfarb	2010	141,815	0		151,955	(8)			0		293,770
Chief Financial Officer	2009	142,531	5,000	(9)	432,108	(10)			0		579,639
____________________

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules.   These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.

(2)	Mr. McGuire was the Chief Executive Officer until January 18, 2011.
(3)	In April 2010, Mr. McGuire was granted 6,000,000 stock options exercisable at $1.01 per share. See Employment Arrangements below for a description of this option grant.
(4)	Represents cash payments for commissions and executive's life insurance premiums.
(5)	Represents cash bonuses paid in 2009.
(6)
In July 2009, Mr. McGuire was granted 2,500,000 stock options exercisable at $0.49 per share vesting annually over a three year period (with the first vesting date being July 1, 2010).  In December 2009, Mr. McGuire was granted 1,500,000 stock options exercisable at $0.43 per share which have vested.

(6)           Mr. Vinick served as Executive Chairman until January 18, 2011 when he was appointed Chief Executive Officer. (See Item 13)
(7)
In August 2010, Mr. Vinick was granted 1,000,000 stock options exercisable at $0.82 per share for service as Executive Chairman.   In January 2011, 250,000 of these options vested and the balance were cancelled.  See Employment Arrangements below for a description of this option.  Does not include stock option grants granted to Mr. Vinick for his service as a director.  See the Director Compensation Table below.

(8)	In December 2010, Mr. Goldfarb was granted 500,000 stock options exercisable at $0.48 per share. See Employment Arrangements below for a description of this option grant.
(9)	Represents cash bonus paid in December 2009.
(10)
In July 2009, Mr. Goldfarb was granted 1,100,000 stock options exercisable at $0.49 per share vesting annually over a three year period (with the first vesting date being July 1, 2010).  In December 2009, Mr. Goldfarb was granted 250,000 stock options exercisable at $0.43 per share which have vested. (See Item 13)

Employment Arrangements

Described below are the compensation packages our Board approved for our executive officers.  The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Dennis McGuire

Effective June 17, 2008, our Board approved a new compensation package for our Chief Technology Officer, Dennis McGuire, who was Co-Chief Executive Officer on that date. Mr. McGuire received an annual base salary of $325,000 per year which would have increased to $400,000 upon the achievement of a specific milestone or event. As part of our cost cutting measures, on May 5, 2009, Mr. McGuire agreed to a reduced base salary of $250,000 per year and is entitled to receive a bonus of 3% of Ecosphere’s revenues from operations. On April 21, 2010, in conjunction with the negotiation of a new compensation package, our Board granted Mr. McGuire, 6,000,000 stock options exercisable at $1.01 per share. Of these options: (i) 2,666,667 are fully vested and (ii)  3,333,333 will vest semi-annually  each June 30 and December 31,  through June 30, 2013 in installments of 666,667, subject to remaining as an employee on each applicable vesting date. The vesting will accelerate (i) with 2,000,000 options vesting if Ecosphere recognizes $10 million of revenue from a new contract (and all vest with $20 million of revenues from a new contract), (ii) if there is a sale of Ecosphere or any subsidiary or division (including the sale of all or substantially all of the assets in a transaction requiring shareholder approval), or (iii) if there is a sale of licensing of certain patents. For (ii) or (iii) above, generally, the transaction must provide at least $25 million to Ecosphere. Effective July 21, 2009, we began paying the premiums on a life insurance policy covering the life of Mr. McGuire.

In January 2011, our Board approved a new employment arrangement for Mr. McGuire.  He receives his old salary of $250,000 per year which shall increase to $450,000 upon the Company receiving an overhead fee from the Proposed Licensee assuming the Proposed EES Licensing Transaction closes.  If the Proposed Licensee doesn’t accept the first two Ozonix units to be delivered under a definitive agreement with the Proposed Licensee (a “Definitive Agreement”), the salary will revert back to $250,000 until such time as the Company or EES enters into a comparable agreement.

Mr. McGuire is eligible to receive a performance bonus.  The Board will annually establish performance targets consisting of three levels and if met, pay Mr. McGuire a bonus with the middle level equal to 75% of base salary in effect on December 31st and the other two percentages to be established by the Board.

During the term of Mr. McGuire’s employment with the Company, upon the sale of all or substantially all the assets not in the ordinary course of business and/or the licensing of technology in which Mr. McGuire was an inventor, the Company shall pay Mr. McGuire a bonus equal to 4% of the total compensation received by the Company (which includes wholly-owned subsidiaries) for these transactions.  The payment shall continue as long as the Company receives payments.

In connection with the  Proposed EES Licensing Transaction, if it closes Mr. McGuire shall receive a bonus of 4% of the manufacturing profit of the Company from payments made by EES and 4% of royalties received by the Company.  The payment shall continue as long as the Company receives payments.

The Company granted Mr. McGuire 9,000,000 non-qualified options exercisable at $0.4799 per share over a five-year period.  Of the options, 3,000,000 options will vest at the time of execution of a Definitive Agreement, and the balance will vest in equal increments each June 30 and December 31, over the term of the Definitive Agreement.  The vesting will be accelerated if the Proposed Licensee increases its order to twice the minimum in the Definitive Agreement.

Charles Vinick

Effective January 18, 2011, upon becoming Chief Executive Officer, Mr. Vinick began receiving an annual base salary of $275,000 per year and will receive an annual bonus to be determined by our Board of Directors. Additionally, Mr. Vinick was granted 1,000,000 non-qualified options (exercisable at $0.48 per share) over a five-year period.  Of the options, 500,000 vested upon his becoming Chief Executive Officer.  The balance vest in equal increments on June 30, 2011 and December 31, 2011.  Prior to being appointed Chief Executive Officer, Mr. Vinick received an annual salary of $225,000 and was granted 1,000,000 five-year non-qualified stock options exercisable at $0.82 per share for service as Executive Chairman.  Of the options: (i) 250,000 are fully vested and (ii) the remaining were relinquished upon being appointed Chief Executive Officer. Mr. Vinick will receive an annual bonus equivalent to one percent of the annual growth in EBITDA year-over-year. We also pay travel and related expenses for Mr. Vinick to travel from his California home to our Florida offices.

Adrian Goldfarb

On December 16, 2008, our Board approved a compensation arrangement for Adrian Goldfarb, the Company’s Chief Financial Officer. From February 11, 2008 until December 20, 2008, Mr. Goldfarb was acting as our Chief Financial Officer on behalf of WSR. On December 20, 2008, Mr. Goldfarb became a full-time employee and resigned as president of WSR and relinquished all ownership rights in WSR (See Item 13). Initially, Mr. Goldfarb received an annual base salary of $150,000 per year over a three-year term. On December 22, 2009, the Board approved an increase in Mr. Goldfarb’s base salary to $168,750.  On December 23, 2010, Mr. Goldfarb was granted 500,000 stock options exercisable at $0.48 per share.  Of these options, 250,000 are fully vested and the remaining 250,000 vest in equal increments on June 30, 2011 and December 31, 2011.

Michael Donn, Sr.

On June 30, 2008, our Board approved a new compensation package for Michael Donn, Sr., our Chief Operating Officer awarding him an annual base salary of $125,000 per year. On December 22, 2009, the Board approved an increase in Mr. Donn’s base salary to $146,250.   On December 23, 2010, Mr. Donn was granted 950,000 stock options exercisable at $0.48 per share.  Of these options, 450,000 are fully vested and the remaining 500,000 vest in equal increments on June 30, 2011 and December 31, 2011.

Jacqueline McGuire

On June 30, 2008, our Board approved a new compensation package for Jacqueline McGuire, our Senior Vice President of Administration.  Mrs. McGuire received an annual base salary of $85,000 per year.  Additionally, Mrs. McGuire was granted 300,000 stock options exercisable at $0.47 per share.  Of the options, 200,000 have vested and the remaining vest on June 30, 2011.  On December 22, 2009, the Board approved an increase in Mrs. McGuire’s base salary to $93,500 and approved a bonus of $5,000. On December 23, 2010, Mrs. McGuire was granted 300,000 stock options exercisable at $0.48 per share.  Of these options, 150,000 are fully vested and the remaining 150,000 vest in equal increments on June 30, 2011 and December 31, 2011.

Termination Provisions

Our executive officers are not subject to any employment agreements and, accordingly, are not presently entitled to severance.

Insurance Benefits

The Company pays the premiums on a $3 million term life insurance policy owned by Mr. McGuire’s designees with the beneficiaries selected by the designees.

Outstanding Equity Awards At 2010 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2010:

	OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
	OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)

Charles Vinick
	166,667	0		0.48	9/3/13
	42,425	0		0.24	2/28/14
	163,265	0		0.47	7/1/14
	58,140	116,279	(1)	0.43	12/21/14
	0	40,323	(2)	1.24	7/1/15
	1,000,000	0		0.82	8/12/15
Dennis McGuire
	618,750	0		0.83	5/25/11
	2,990,000	0		1.00	11/8/15
	1,247,000	0		0.15	10/9/12
	1,200,000	0		0.28	1/31/11
	800,000	0		0.28	1/31/11
	4,750,000	0		0.30	5/20/13
	2,000,000	0		0.30	5/20/13
	3,300,000	0		0.50	6/17/13
	833,333	1,666,667	(3)	0.47	7/1/14
	1,500,000	0		0.43	12/22/14
	2,666,667	3,333,333	(4)	1.01	4/21/15
Adrian Goldfarb
	133,334	133,334	(5)	0.27	11/22/13
	416,667	83,333	(6)	0.45	7/3/13
	366,667	733,333	(3)	0.47	7/1/14
	183,333	0		0.43	12/22/14
	500,000	0		0.48	12/23/15
———————

(1)           These unvested options vest in equal increments on December 22, 2011 and 2012.
(2)           These unvested options vest on June 30, 2011.
(3)           These unvested options vest in equal increments on July 1, 2011 and 2012.
(4)           These unvested options vest in equal increments on June 30th and December 31st, until June 30, 2013.
(5)           These unvested options vest on December 20, 2011.
(6)           These unvested options vest June 30, 2011.

Director Compensation

We do not pay cash compensation to our directors for service on our Board.  Non-employee members of our Board receive automatic grants of restricted stock and stock options.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2010 Director Compensation

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d) (1)	Total ($)(j)
George Sterner (2)	0	0	0
Joe Allbaugh	35,000	22,644	57,644
Charles Vinick	50,000	32,348	82,348
D. Stephen Keating	40,000	25,878	65,878
Gene Davis	40,000	25,878	65,878
Thomas Wolfe (2)	0	45,287	45,287

———————
(1)           This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.
(2)           Resigned in 2010.

Automatic Board Grants

Initial Grants

On the date on which a non-employee director (or director advisor) is first elected or appointed, whether elected by shareholders or appointed by the Board to fill a Board vacancy, the director receives an automatic grant of restricted stock and options with the number of shares and options based upon Fair Market Value as defined in the 2006 Equity Incentive Plan (the “Plan”).

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

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2010.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2000 Long Term Incentive Program and 2003 Equity Incentive Plan(2)	175,500	$0.91	3,824,500
2003 Stock Option Plan for Outside Directors and Advisory Board Members (2)	1,439,000	$0.79	2,197,000
2006 Equity Incentive Plan	10,116,306	$0.53	0	(3)
Equity compensation plans not approved by security holders (4)	45,073,176	$0.53	N/A

Total	56,803,982	$0.54	N/A
———————
(1)	Consists of stock options.
(2)	Ecosphere does not intend to issue options under these plans in the future. The 2000 Long Term Incentive Program has expired.
(3)               The Plan was approved by our shareholders at our 2008 annual meeting held on November 13, 2008. Initially, we were authorized to issue a total of 10,000,000 shares under the Plan. On April 21, 2010, our Board amended the Plan to increase the authorized shares under the Plan to 25,000,000 which includes restricted stock, options, restricted stock units and stock appreciation rights. Because Ecosphere has issued shares of restricted stock, the number of securities available for grant has been reduced.
(4)               Represents outstanding options which have been granted in conjunction with directors and employee compensation and consulting arrangements. These options vest over a three year period and are generally exercisable over periods ranging from five to 10 years.  The exercise price of the options granted ranges from $0.15 to $3.00 per share. Includes 488,000 options issued to directors, with exercise prices of  $0.28  and expiring through January 31, 2011 and 33,693,905 options issued to current and former executive officers, with exercise prices between $0.15 and $1.01 and expiring through April, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of March 11, 2011 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount Beneficially Owned(1)	Percent of Class (1)

Common Stock	Charles Vinick (2)	1,736,693	1.2%

Common Stock	Adrian Goldfarb (3)	1,450,000	1.0%

Common Stock	Dennis and Jacqueline McGuire (4)	21,780,348	13.4%

Common Stock	Michael Donn, Sr.(5)	2,396,614	1.7%

Common Stock	Joe Allbaugh (6)	776,160	*

Common Stock	Gene Davis (7)	314,030	*

Common Stock	D. Stephen Keating (8)	1,492,230	1.1%

Common Stock	All directors and executive officers as a group (8 persons)	29,946,048	17.9%

5% Shareholder

Common Stock	Kevin Grady 3515 S.E. Lionel Terrace Stuart, FL 34997 (9)	8,099,010	5.7%

———————
*         Less than 1%

(1)           Applicable percentages are based on 141,319,197 shares outstanding as of March 11, 2011 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Vinick is a director and an executive officer. Includes 1,180,497 shares of common stock issuable upon the exercise of vested options.
(3)	Mr. Goldfarb is an executive officer. Includes 1,350,000 shares of common stock issuable upon the exercise of vested options.
(4)
Includes 19,905,750 shares issuable upon the exercise of vested options owned by Mr. McGuire and 754,688 shares issuable upon the exercise of vested options owned by Mrs. McGuire.  Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Both Mr. and Mrs. McGuire are executive officers.  Includes 2,000,000 options exercisable at $0.30 per share which are pledged as collateral for a loan.  Address is 3515 S.E. Lionel Terrace, Stuart, FL 34997.

(5)	Mr. Donn is a director and an executive officer. Includes 2,275,042 shares of common stock issuable upon the exercise of vested options.
(6)	Mr. Allbaugh is a director. Includes 317,262 shares of common stock issuable upon the exercise of vested options.
(7)	Mr. Davis is a director. Includes 210,317 shares of common stock issuable upon the exercise of vested options.
(8)	Mr. Keating is a director. Includes 182,326 shares of common stock issuable upon the exercise of vested options.
(9)	Mr. Grady is an employee. Includes 1,375,000 shares of common stock issuable upon the exercise of vested options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 Messrs. Patrick Haskell, a former director and executive officer, and Michael Furman, our former Executive Vice President, each lent us $100,000 and Mr. Keating, a director, lent us $180,000 and received convertible notes and warrants as part of our 2008 private placements. The terms of their investment were the same as provided to other unaffiliated investors. Since January 2008, Messrs. Haskell, Furman and Keating lent us $750,000, $400,000 and $230,000, respectively. Messrs. Furman, Keating and Haskell converted their remaining notes at $0.36 per share in March 2010. In March 2009, Mr. Haskell advanced us $15,000 against accounts receivable, which was repaid.  In June 2010, Mr. and Mrs. McGuire lent the Company $25,000 for working capital which remains unpaid.  In addition, the Company’s Chief Financial Officer, Adrian Goldfarb, lent the Company $25,000 all of which was repaid in 2010. In June 2010, the Company’s Chief Operating Officer, Michael Donn, Sr., lent the Company $130,000 all of which was repaid by the Company. In July 2010, Mr. and Mrs. McGuire loaned the Company $25,000 all of which has been repaid.

Beginning in November, 2010, we ceased paying compensation to our management on a regular basis. The following chart reflects the amounts due at December 31, 2010 and as of March 11, 2011.

Name	December 31, 2010	March 11, 2011
Dennis McGuire	$135,049	$—
Charles Vinick	$51,562	$22,500
Michael Donn, Sr.	$10,817	$—
Jacqueline McGuire	$—	$—
Adrian Goldfarb	$19,471	$—
———————

As of January 1, 2009, Ecosphere owed Vice-Admiral George Sterner, a former director, $335,714 representing a loan and commissions due from 2005. In 2009, Ecosphere paid Vice-Admiral Sterner $50,000 and in December 2009, he agreed to accept quarterly payments of $25,000.  As of the date of this report, there was a balance of $291,311 due on this loan.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chief Technology Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire’s children. We believe that based upon the services we receive from these related parties the compensation is fair to us.

In February 2009, Adrian Goldfarb, our Chief Financial Officer, arranged for additional financing for the purpose of building the first Frac Tank system of up to $150,000 for Ecosphere. $50,000 of that financing was provided by an international investor as a prepaid interest loan due in 6 months. Because of the foreign currency involved, the deal was facilitated through a limited liability company owned by Mr. Goldfarb and his wife which accepted the foreign currency risk. When the loan became due, the investor agreed to extend for a further six months and the note was converted to a $54,945 convertible note with the same terms and conditions as other convertible note transactions that were transacted by the company. During 2009, Ecosphere repaid $21,497 of the note and the balance was subsequently converted into Ecosphere common stock at $0.36 per share and included one $0.25 warrant per dollar invested. Mr. Goldfarb relinquished his controlling ownership in the LLC at the end of 2009 and received no benefit from the transaction. All transactions related to this note were handled by an independent LLC manager.

In March 2009, Ecosphere issued Mr. Charles Vinick, a director, 42,425 five-year options exercisable at $0.24 per share for consulting services.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ecosphere’s Audit Committee reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2010 were approved by the Audit Committee.  The following table shows the fees for the year ended December 31, 2010 and for the year ended December 31, 2009.

	2010	2009
Audit Fees (1)	$114,800	$94,000
Audit Related Fees (2)	$1,800	$600
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
———————
(1)
Audit fees – these fees relate to the audit of our annual consolidated financial statements and internal control over financial reporting and the review of our interim quarterly consolidated financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2010 and 2009.

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

(3)	Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
10.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
10.2	Summary of Employment Arrangement –McGuire*				Filed
10.3	Summary of Employment Arrangement – Goldfarb*	10-K	3/25/09	10.18
10.4	Summary of Employment Arrangement –Haskell*	10-Q	8/14/08	10.3
10.5	Summary of Employment Arrangement –Donn*	10-Q	8/14/08	10.6
10.6	Summary of Employment Arrangement – Vinick*	10-Q	11/22/10	10.4
10.7	G3PRA, LLC Secured Line of Credit Agreement*	10-Q	11/16/09	10.1
10.8	G3PRA, LLC Secured Note*	10-Q	11/16/09	10.2
10.9	Amendment to WSR Agreement*	10-K	3/25/09	10.21
10.10	Form of Warrant dated May 5, 2009 – Note holders Extension	10-Q	8/14/09	4.1
10.11	Bledsoe Credit Agreement dated April 14, 2009	10-Q	8/14/09	10.3
10.12	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.13	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.14	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4

10.15	British Petroleum Master Service Contract	10-Q/A	12/20/10	10.18
10.16	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.21)	10-K	03/31/10	10.20
10.17	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	03/31/10	10.21
10.18	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.21)	10-K	03/31/10	10.22
10.19	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010				Filed
10.20	Second Amended and Restated Replacement Secured Note dated December 8, 2010				Filed
10.21	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.22	Form of Executive Option Agreement dated July 1, 2009*	10-Q	8/16/10	10.5
10.23	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.24	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6
10.25	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.26	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5
10.27	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.28	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.29	Summary of Dennis McGuire Option Agreement dated April 21, 2010*	10-Q/A	12/20/10	10.7
10.30	Form of Executive Option Agreement dated December 23, 2010*				Filed
10.31	Form of Executive Option Agreement dated December 23, 2010*				Filed
10.32	Summary of Haskell Severance Agreement*	10-Q	8/16/10	10.10
10.33	Summary of Haskell Loan	10-Q	8/16/10	10.11
10.34	Technology License Agreement	10-Q	8/16/10	10.12
10.35	Assignments of Technology	10-Q	11/22/10	10.10
10.36	Southwestern Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.37	Newfield Exploration Services Agreement dated August 1, 2009	10-Q/A	3/14/11	10.17
10.38	Summary of Sterner Loan	10-Q	8/16/10	10.9
10.39	Newfield Exploration Services Agreement dated September 1, 2010**				Filed
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory agreement
**Filed pursuant to a confidential treatment request for certain portions of this document.

Copies of this report (including the consolidated financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Mrs. Jacqueline McGuire.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: March 16, 2011	By:	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Adrian Goldfarb	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 16, 2011
Adrian Goldfarb

/s/ Joe Allbaugh	Director	March 16, 2011
Joe Allbaugh

/s/ Gene Davis	Director	March 16, 2011
Gene Davis

/s/ Michael Donn, Sr.	Director	March 16, 2011
Michael Donn, Sr.

/s/ D. Stephen Keating	Director	March 16, 2011
D. Stephen Keating

/s/ Charles Vinick	Director	March 16, 2011
Charles Vinick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. We also have audited Ecosphere Technologies, Inc.'s. and Subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ecosphere Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss applicable to Ecosphere Technologies, Inc. common stock of $22,237,207, and net cash used in operations of $1,267,206 for the year ended December 31, 2010, and a working capital deficit, a stockholders' deficit and an accumulated deficit of $5,459,051, $1,780,735 and $110,025,222, respectively, at December 31, 2010. In addition, the Company has redeemable convertible cumulative preferred stock that is eligible for redemption at a redemption amount of $3,877,796 including accrued dividends as of December 31, 2010. These matters raise substantial doubt about its ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 16, 2011

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
Current Assets
Cash	$46,387	$1,089,238
Restricted cash	-	425,000
Accounts receivable	703,475	701,999
Prepaid expenses and other current assets	46,151	30,656
Total current assets	796,013	2,246,893
Property and equipment, net	7,729,721	7,174,919
Construction in progress	389,558	764,229
Patents, net	46,145	37,891
Deposits	22,205	22,205
Total assets	$8,983,642	$10,246,137
Liabilities, Redeemable Convertible Cumulative Preferred Stock and
Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,953,798	$1,759,308
Accounts payable - related parties	15,093	-
Accrued liabilities	917,872	705,510
Vehicle financing	69,566	41,339
Capital lease obligations	-	13,080
Due to affiliate	2,000	2,000
Deferred revenue	-	672,000
Notes payable - related parties (net of discount) – current portion	2,636,093	1,795,376
Notes payable - third parties (net of discount) – current portion	50,000	1,616,078
Fair value of liability for warrant derivative instruments	610,642	6,315,631
Fair value of liability for embedded conversion option derivative instruments	-	1,084,908
Total current liabilities	6,255,064	14,005,230
Restructuring reserve	181,119	123,436
Notes payable - related parties - less current portion	136,676	2,000,000
Notes payable - third parties – less current portion	313,722	-
Total Liabilities	6,886,581	16,128,666
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 6 and 7 shares issued and outstanding at
December 31, 2010 and 2009, respectively, $25,000 per share redemption amount plus dividends in arrears ($1,135,994 at December 31, 2010)	1,135,994	1,137,556
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 322 and 355 shares issued and outstanding at
December 31, 2010 and 2009, respectively, $2,500 per share redemption amount plus dividends in arrears
($2,741,802 at December 31, 2010)	2,741,802	2,742,239
Commitments and Contingencies (Note 15)
Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 137,430,786 and 116,830,850 shares issued and outstanding at December 31, 2010 and 2009, respectively	1,374,307	1,168,308
Common stock issuable, $0.01 par value, 1,347,915 and
630,089 issuable at December 31, 2010 and 2009, respectively	13,480	6,301
Additional paid-in capital	96,778,394	66,349,999
Accumulated deficit	(110,025,222)	(87,893,515)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(11,859,041)	(20,368,907)
Non-controlling interest in consolidated subsidiary	10,078,306	10,606,583
Total stockholders' deficit	(1,780,735)	(9,762,324)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$8,983,642	$10,246,137

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2010	2009
Revenues	$8,964,484	$1,760,129

Cost of revenues	3,394,688	924,789

Gross profit	5,569,796	835,340

Operating expenses
Selling, general and administrative	14,014,824	9,991,436
Impairment of assets	116,000	-
Restructuring charge	50,000	548,090
Total operating expenses	14,180,824	10,539,526

Loss from operations	(8,611,028)	(9,704,186)

Other income (expense):
Other income	292	1,758
Gain (loss) on settlement, net	(65,756)	-
Gain (loss) on conversion, net	(19,604)	(716,783)
Interest expense	(1,176,222)	(5,184,747)
Change in fair value of derivative instruments	(12,787,666)	(3,446,612)
Total other income (expense)	(14,048,956)	(9,346,384)

Net loss	(22,659,984)	(19,050,570)

Preferred stock dividends	(105,500)	(118,750)

Net loss applicable to common stock	(22,765,484)	(19,169,320)

Less: Net loss applicable to non-controlling interest in consolidated subsidiary	528,277	743,417

Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(22,237,207)	$(18,425,903)

Net (loss) per common share applicable to common stock
Basic and diluted	$(0.17)	$(0.19)

Weighted average number of common shares outstanding
Basic and diluted	131,502,601	99,627,077

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended December 31, 2010 and 2009

	Stock Common (Shares)	Common Stock Par Value	Common Stock Issuable (Shares)	Common Stock Issuable Par Value	Additional Paid In Capital	Accumulated Deficit	Total
Balance at December 31, 2008	83,791,919	$837,914	286,000	$2,860	$53,399,704	$(64,993,779)	$(10,753,301)
Cumulative effect adjustment of a change in accounting principle	-	-	-	-	(5,240,525)	(4,592,583)	(9,833,108)
Common stock issued for conversion of debentures	7,679,166	76,796	-	-	1,075,083	-	1,151,879
Common stock issued for conversion of debenture interest	229,340	2,293	-	-	96,870	-	99,163
Common stock issued for conversion of convertible notes	16,350,006	163,500	-	-	2,341,500	-	2,505,000
Common stock issued for conversion of convertible note interest	2,158,000	21,580	-	-	954,140	-	975,720
Common stock issued for options and warrants exercised for cash	2,000,635	20,007	-	-	446,050	-	466,057
Common stock issued for cashless warrant exercises	3,080,714	30,807	-	-	(30,807)	-	-
Common stock issued for the conversion of Series B preferred stock	57,615	576	-	-	171,924	-	172,500
Common stock issued /issuable for restricted stock vesting	61,696	617	773,810	8,785	825,015	-	834,417
Issuance of issuable shares, net of cancellations	493,456	4,935	(546,000)	(5,460)	525	-	-
Common stock issued for salary	252,627	2,526	-	-	75,788	-	78,314
Common stock issued for liability	675,676	6,757	-	-	243,243	-	250,000
Common stock issued as severance	-	-	116,279	116	49,884		50,000
Stock options granted and vested to employees, directors and advisors	-	-	-	-	3,382,633	-	3,382,633
Options issued for services	-	-	-	-	45,738	-	45,738
Derivative impact of note conversions/repayments	-	-	-	-	7,138,569	-	7,138,569
Derivative impact of warrrant exercises	-	-	-	-	1,493,415	-	1,493,415
Preferred stock dividends	-	-	-	-	(118,750)	-	(118,750)
Net loss, 2009	-	-	-	-	-	(18,307,153)	(18,307,153)
Balance at December 31, 2009	116,830,850	1,168,308	630,089	6,301	66,349,999	(87,893,515)	(20,368,907)
Common stock issued/ issueable for options and warrants exercised for cash	4,899,812	48,998	618,165	6,182	1,169,262	-	1,224,442
Common stock issued for the conversion of Series A preferred stock	24,000	240	-	-	24,760	-	25,000
Common stock issued for the conversion of Series B preferred stock	27,555	275	-	-	82,225	-	82,500
Common stock issued for cashless warrant exercises	7,065,101	70,651	230,523	2,305	(72,956)	-	-
Common stock issued for conversion of convertible notes	7,018,372	70,184	-	-	2,456,431	-	2,526,615
Derivative impact of warrrant exercises	-	-	-	-	8,217,504	-	8,217,504
Derivative impact of warrrant modifications	-	-	-	-	6,353,667	-	6,353,667
Derivative impact of note conversions/repayments	-	-	-	-	5,100,128	-	5,100,128
Common stock issued for salary	35,779	358	-	-	14,310	-	14,668
Common stock issued for accrued interest	30,160	302	-	-	30,160	-	30,462
Warrants modified for cash	-	-	-	-	777,150	-	777,150
Common stock and warrants issued for cash	707,792	7,078	-	-	537,922	-	545,000
Warrants issued with convertible debt	-	-	-	-	91,116	-	91,116
Common stock and warrants issued for settlement	136,975	1,370	122,857	1,229	238,230	-	240,829
Stock options granted and vested to employees, directors and advisors	-	-	-	-	5,339,556	-	5,339,556
Restricted common stock vesting	-	-	-	-	178,436	-	178,436
Issued/issuable vested restricted common stock	357,140	3,571	58,140	581	(4,152)		-
Common stock reissued	27,250	272	-	-	(272)	-	-
Common stock issued to employees, then cancelled	-	-	(41,859)	(418)	418	-	-
Issuance of previously issuable shares	270,000	2,700	(270,000)	(2,700)	-	-	-
Preferred stock dividends	-	-	-	-	(105,500)	-	(105,500)
Net loss, 2010	-	-	-	-	-	(22,131,707)	(22,131,707)
Balance at December 31, 2010	137,430,786	$1,374,307	1,347,915	$13,480	$96,778,394	$(110,025,222)	$(11,859,041)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(22,237,207)	$(18,425,903)
Adjustments to reconcile net (loss) to net cash used in operating activities
Accrued preferred stock dividends	105,500	118,750
Depreciation and amortization	1,957,881	688,177
Amortization of debt issue costs	-	276,055
Provision for asset impairment	116,000	-
Accretion of discount on notes payable	543,551	2,631,289
Restructuring reserve	50,000	-
Loss on conversion of accrued interest to common stock	19,604	716,783
Non-cash compensation expense	5,517,992	4,305,292
Interest expense for warrant derivative liability related to new warrants	-	684,381
Interest expense for embedded conversion option derivative liabilty of new convertible debt	-	983,871
Non-cash expense to modify warrants	93,735	-
Stock options issued for services	-	7,500
Shares issued for settlement	108,979	-
Changes in operating assets and liabilities	-	-
Decrease (increase) in accounts receivable	(1,476)	(578,271)
Decrease in prepaid expenses and other current assets	159,172	35,296
(Increase) in deposits	(12,006)	-
Increase in accounts payable	371,560	749,841
Increase (decrease) in accounts payable - related parties	15,093	(5,485)
Increase(decrease) in restructuring reserve	(37,537)	198,912
Increase in deferred rent	-	3,094
Increase (decrease) in deferred revenue	(672,000)	672,000
Increase (decrease) in accrued liabilities	374,564	(106,920)
Increase in fair value of warrant derivative liability	8,772,446	1,763,730
Increase in fair value of embedded conversion option derivative liability	4,015,220	1,682,882
Non-controlling interest in income (loss) of consolidated subsidiary	(528,277)	(743,417)
Net cash used in operating activities	(1,267,206)	(4,342,143)
INVESTING ACTIVITIES:
Construction in process purchases	(2,007,817)	(6,212,776)
Investment in restricted cash	425,000	(425,000)
Purchase of property and equipment	(242,443)	(184,389)
Net cash (used in) investing activities	(1,825,260)	(6,822,165)
FINANCING ACTIVITIES:
Proceeds from noncontrolling interest investment	-	11,350,000
Proceeds from issuance of notes payable and warrants	400,000	700,000
Proceeds from issuance of notes payable	-	45,500
Proceeds from issuance of notes payable and warrants to related parties	-	80,000
Proceeds from issuance of common stock and warrants	545,000	-
Proceeds from warrant and option exercises	1,224,444	466,055
Proceeds from warrrants exchanged for cash	756,968	-
Proceeds from vehicle financing	42,000	41,339
Repayments of notes payable and insurance financing	(717,277)	(800,565)
Repayments of notes payable to related parties	-	(51,407)
Repayments of vehicle and insurance financing	(188,440)	-
Principal payments on capital leases	(13,080)	(38,890)
Net cash provided by financing activities	2,049,615	11,792,032
Net (decrease) increase in cash	(1,042,851)	627,724
Cash, beginning of year	1,089,238	461,514
Cash, end of year	$46,387	$1,089,238

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Year Ended December 31,
Supplemental Cash Flow Information	2010	2009

Cash paid for interest	$336,120	$364,739
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Accrued preferred stock dividends	$105,500	$118,250
Warrants issued in connection with financing	$91,116	$—
Warrants issued in exchange for debt	$20,182	—
Common stock issued for wages and services	$60,518	$—
Conversion of convertible debentures to common stock	$—	$1,151,879
Conversion of convertible notes to common stock	1,986,667	1,455,000
Conversion of related party debt to common stock	$539,948	$1,050,000
Reduction of derivative liability for embedded conversion options from conversion of convertible notes and debentures	$5,100,128	$1,480,985
Reduction of derivative liability for warrant derivative instruments from warrants exercises and modifications	$14,571,170	$4,947,750
Common stock issued as payment of accrued interest	$10,858	$1,074,884
Common stock issued in payment of services or accounts payable	$25,526	$328,314
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$25,000	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$82,500	$172,500
Conversion of accrued interest to long-term notes payable	$136,676	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.   NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere”, “we”,”us”, “our” or the “Company”). Ecosphere is a diversified water engineering and environmental services company. The Company’s environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying consolidated financial statements include the accounts of Ecosphere, its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc.  (“UES”) and Ecosphere Exploration and Mining Services LLC (“EEMS”). ESI was formed during the first quarter of 2005 to market the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. Ecosphere Energy Solutions, Inc. (“EES Inc.”) was organized in November 2006. It developed and marketed water processing systems to the oil and gas exploration industry using the Company’s patented Ecosphere Ozonix ® process. In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc. In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES, a new LLC formed in July 2009, and EES Inc. ceased operations. In November 2009 EES sold additional ownership interests in EES reducing the Company’s holding to 52.6%. EEMS was formed in March 2010 to treat mining superfund sites and related contaminated mining waters in the U.S. and globally using the Ecosphere Ozonix® technology. The Company is currently pursuing funding opportunities for this entity.  Except for EES, all of the Company’s subsidiaries are currently inactive.

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

Restricted cash, which amounted to $425,000 as of December 31, 2009, consisted of amounts held in escrow to provide the funds necessary to repay certain secured convertible original issue discount notes. These funds were released in 2010 and applied toward amounts receivable from EES.

ACCOUNTS RECEIVABLE

Accounts receivable are customer obligations due under normal trade terms. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company collected 100% of its accounts receivable in 2010 and 2009.

CONSTRUCTION IN PROGRESS

Construction in progress includes the direct cost of parts and components plus direct labor and allocated overhead for the manufacturing of water processing equipment.   As of December 31, 2010, the balance of construction in progress relates to the parts, labor and overhead being used to refurbish one water processing unit  and an inventory of parts for future manufacturing.  As of December 31, 2009, the balance of construction in progress related to uncompleted EcosFrac units.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

PATENTS

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited (16.5 years). All patents at December 31, 2010 and 2009 have either been acquired from a related Company or assigned to the Company by a shareholder of the Company. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $3,752 and $3,275 for the years ended December 31, 2010 and 2009, respectively.

DEBT ISSUE COSTS

In connection with the debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various third parties. The Company capitalized these costs and amortized them over the life of the debenture, using the effective interest method of amortization.  No such costs were incurred during the years ended December 31, 2010 and 2009.  Amortization expense in 2009 amounted to $276,055.  Accumulated amortization at December 31, 2009 amounted to $791,417 which fully amortized the debt issue cost asset such that no amortization was recorded in 2010.  (Notes 10 and 12)

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10  “Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  During the year ended December 31, 2010, the Company recorded an impairment loss for the remaining $116,000 depreciable amount of the Company’s mobile water filtration unit used to create drinking water from contaminated water sources.

DEFERRED REVENUE

Deferred Revenue consists of amounts received by the Company prior to the Company performing the services.  In October 2009, the Company received a payment of $960,000 from one customer as prepayment for ten months of water processing services.  The Company recorded the amount in deferred revenue and amortized $96,000 each month to revenue as the water processing services were performed.  As of December 31, 2009, the balance of deferred revenue was $672,000.  The full amount of this deferred revenue was amortized to revenue in 2010.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10, “Accounting for Research and Development Costs” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $163,328 and $97,389 for the years ended December 31, 2010 and 2009, respectively.

ADVERTISING

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, advertising costs are charged to operations when incurred; such amounts aggregated $21,943 in 2010 and $10,537 in 2009.

NON-CONTROLLING INTEREST

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly the Company presents non-controlling interests (previously shown as minority interest) as a component of equity on its consolidated balance sheets and reports non-controlling interest net (income) loss under the heading “net (income) loss applicable to non-controlling interest in consolidated subsidiary” in the statements of operations.

STOCK-BASED COMPENSATION

The Company follows the provisions of ASC 718-20-10 Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. ASC 718-20-10 focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as options issued under the Company’s Stock Option Plans.  Employee options are valued using the Black-Scholes option pricing model using volatility based upon the historical price of the Company’s common stock, expected terms are calculated using the Simplified Method, and the discount rate is based upon treasury rates with instruments of similar expected terms.  Warrants granted to non-employees are accounted for in accordance with ASC 505-50 Equity Based Payments to Non-Employees and as such are valued using the Black-Scholes options pricing model using volatility based upon the historical price of the Company’s common stock, expected terms calculated using the contractual term, and discount rates based upon the rates for treasury securities with the same expected terms.  Generally, the terms of the warrants granted by the Company do not contain terms which require the warrants be treated either as liabilities under ASC 480 Distinguishing Liabilities form Equity or as derivative instruments under ASC 815-40 Derivative and Hedging – Contract s in an Entities own Equity.

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

Beginning January 1, 2007, the Company adopted the provisions of ASC 740-10, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of FIN 48, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2010, tax years 2007, 2008 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, estimates of depreciable lives and valuation of property and equipment, valuation of construction in progress, estimates of the amortization period and impairment of intangible assets, restructuring charges,  valuation of discounts on debt, valuation of the liabilities for warrant and embedded conversion option derivative instruments, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets.

RECLASSIFICATIONS

Certain amounts included in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation. These reclassifications were not material and had no effect on total assets, liabilities, stockholders’ deficit or gross profit (loss), loss from operations or net loss.

ACCOUNTING FOR DERIVATIVES

In January 2009, the Company adopted the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) 815-40 which was ratified by the Financial Accounting Standards Board on June 25, 2008 and became effective for financial statements issued after December 15, 2008. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are subject to derivative accounting treatment under ASC 815-10   Derivatives and Hedging.  Warrants and embedded conversion features of convertible notes, that contain reprising features are recorded as a liability which is revalued at fair value each reporting date. Further, under derivative accounting, the warrants are valued at their fair value, rather than their relative fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as a change in fair value on the issuance date. Embedded conversion features are valued at their fair value, rather than by the intrinsic value method. The fair value of the embedded conversion feature is added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts. If the amount of the fair value of embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as a change in fair value on the issuance date.

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

The cumulative effect of the change in accounting principle was recorded as an adjustment to the opening balance of loan discounts, accumulated deficit and additional paid-in capital. The cumulative-effect adjustment was calculated as the difference between the amounts recognized in the Company’s Consolidated Balance Sheet as of December 31, 2008 and the amounts recognized in the Company’s Consolidated Balance Sheet at initial application of ASC 815-40. The amounts recognized in the Consolidated Balance Sheet as of December 31, 2009 are the result of the initial application of ASC 815-40, as of January 1, 2009, and the revaluation of the derivative liabilities through December 31, 2009 and were determined based on the amounts that would have been recognized if the guidance of ASC 815-40 had been applied from the issuance dates of the instruments.

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion options and has  recorded subsequent changes in fair value in results of operations. The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the Black-Scholes option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Embedded Conversion Options
	Notes Converted During the Three Months Ended June 30, 2009	Issuance of New Convertible Notes	As of June 30, 2009
Volatility	132.91% - 146.31%	132.91% - 133.63%	132.91%
Expected Term	.001 - 0.67 years	1 year	.16 - 1.0 years
Risk Free Interest Rate	0.0013% - 0.60%	0.49% - 0.51%	0.09% - 0.51%

Table 3	Black Scholes Inputs for the Three Months Ended September 30, 2009
Warrants
	Issuance of New Warrants	As of September 30, 2009
Volatility	133.05%	125.17%
Expected Term	5 years	3.25 - 4.78 years
Risk Free Interest Rate	2.22% - 2.33%	1.56% - 2.27%

Embedded Conversion Options
	Notes Converted During the Three Months Ended September 30, 2009	Issuance of New Convertible Notes	As of September 30, 2009
Volatility	132.67% - 133.05%	125.7% - 133.05%	125.17%
Expected Term	0.14 - 0.29 years	1 year	0.001 - .78 years
Risk Free Interest Rate	0.07% - 0.16%	0.40% - 0.47%	0.001% - 0.31%

Table 4	Black Scholes Inputs for the Three Months Ended December 31, 2009
Warrants
	Warrants Exercised During the Three Months Ended December 31, 2009	Issuance of New Warrants	As of December 31, 2009
Volatility	105.08 - 1116.29%	116.29%	103.40%
Expected Term	2.08 - 2.15 years	5 years	1.95 - 4.71 years
Risk Free Interest Rate	0.78% - 0.95%	2.53%	0.51% - 2.45%

Embedded Conversion Options
	Notes Converted During the Three Months Ended December 31, 2009	Issuance of New Convertible Notes	As of December 31, 2009
Volatility	115%	116.40%	103.40%
Expected Term	0.19 years	1 year	0.001 - .82 years
Risk Free Interest Rate	0.08%	0.41%	0.001% - 2.53%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement. Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date. In addition, holders of warrants to purchase 7,096,188 shares of common stock exercised their cashless exercise rights and were issued 6,008,344 shares of common stock. In addition, holders of warrants to purchase an additional 1,591,029 shares of common stock exercised their warrants for cash. As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,707,083 as of December 31, 2010.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2010, June 30, 2010,  September 30, 2010 and December 31, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50, $1.24, $0.50, and $0.48, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 5 that follows. As a result, for the year ended December 31, 2010, the Company recognized a change in derivative liability of $8,772,446 in other expense related to the warrant derivative instruments.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2010 June 30, 2010 with the Black-Scholes option pricing model using the closing prices of the Company’s common stock, $1.50 and $1.24, respectively, and the ranges for volatility, expected term and risk free interest indicated in Table 5 that follows.  All remaining convertible notes, with repricing features were converted  in July 2010.  Therefore, the fair value of liabilities for embedded conversion option derivative instruments as of December 31, 2010 was $0.  The Company recorded a change in the fair value of the  liabilities for embedded conversion option derivative instruments for the year ended December 31, 2010 of $4,015,220 which was included in other expense.

Table 5	Black Scholes Inputs
Warrants
	Warrants Exercised During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.96% - 110.94%	108.19%
Expected Term	1.00 - 4.52 years	0.94 - 3.28
Risk Free Interest Rate	0.35% - 2.24%	0.28% - 1.18%

Embedded Conversion Options
	Notes Converted During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.5% - 110.94%	N/A
Expected Term	0.001 - 0.6 years	N/A
Risk Free Interest Rate	0.001% - 0.23%	N/A

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Level1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level2:
Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level3:	Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following tables summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$6,315,631	$-	$-	$6,315,631
Fair value of liability for embedded conversion option derivative instruments	1,084,908	-	-	1,084,908
Total Financial Liabilities	$7,400,539	$-	$-	$7,400,539

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$610,642	$-	$-	$610,642
Fair value of liability for embedded conversion option derivative instruments	-	-	-	-
Total Financial Liabilities	$610,642	$-	$-	$610,642

        Following is a roll forward through December 31, 2010 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

	Fair Value of Liability For Warrant Derivative Instruments	Fair Value of Liability For Embedded Conversion Option Derivative Instruments
Balance at January 1, 2009	$5,093,141	$5,125,017
Fair value of new warrants and embedded conversion options	952,165	1,415,578
Fair value of warrants exercised or embedded conversion options converted	(1,493,415)	(7,138,569)
Change in fair value included in other (income) loss	1,763,740	1,682,882
Balance at December 31, 2009	6,315,631	1,084,908
Fair value of new warrants and embedded conversion options	-	-
Fair value of warrants exercised or embedded conversion options converted	(14,571,170)	(5,100,128)
Impact on fair value of warrant modifications	93,735	-
Change in fair value included in other (income) loss	8,772,446	4,015,220
Balance at December 31, 2010	$610,642	$-

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
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Other ASUs which are not effective until after December 31, 2010 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2.	GOING CONCERN

The accompanying consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the year ended December 31, 2010, the Company incurred net losses applicable to Ecosphere Technology, Inc. common stock of approximately $22.2 million. At December 31, 2010, the Company had a working capital deficiency of approximately $5.5 million, a stockholders’ deficit of approximately $1.78 million, had an accumulated deficit of approximately $110 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends) as of December 31, 2010. The Company has not yet attained a level of revenues sufficient to support recurring expenses.  These factors, among others, raise doubt about the Company’s ability to continue as a going concern.

The Company’s continued existence is dependent upon its ability to resolve its liquidity problems.  In January 2011, the Company signed a non-binding letter of intent for a manufacturing and licensing agreement that would provide for the manufacturing and sale of up to $44 million of the Company’s Ozonix® equipment over a two year period from the date of a definitive agreement for use in the oil and gas industry in the United States and would provide for a continuing royalty payment, based upon the earnings of  the buyer, to the to be paid to EES. Management believes this agreement will provide the Company with the working capital necessary to fund operations for the next two years. Management is currently working with the buyer towards a definitive agreement. The continued support and forbearance of its creditors and preferred shareholders will be required, although this is not assured.

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

As of December 31, 2010,  accounts receivable in the amount of $703,475 consisted of amounts due from three customers, one for providing EcosFrac services to treat water without the use of chemicals prior to fracturing natural gas wells,  one for processing frac flowback water for reuse in fracturing natural gas wells and one for a pilot project.  As of December 31, 2009, accounts receivable in the amount of $701,999 consisted of amounts due from three customers, two for processing frac flowback water and one for providing EcosFrac services. As of December 31, 2010 and 2009, the Company had not recorded an allowance for doubtful accounts as all amounts due were considered fully collectible.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31, 2010	December 31, 2009
Prepaid insurance	$42,101	$14,947
Other	4,050	15,709
Total prepaid expenses and other current assets	$46,151	$30,656

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Est. Useful Lives	December 31, 2010	December 31, 2009
Plant and machinery	5 years	$9,765,999	$7,383,345
Water filtration equipment	5 years	865,375	865,375
Furniture and fixtures	5- 7 years	317,076	300,360
Automobile and trucks	5 years	220,395	153,815
Leasehold improvements	5 years	334,365	234,718
Office equipment	5 years	468,573	450,275

		11,971,783	9,387,888
Less total accumulated depreciation		(4,242,062)	(2,212,969)

Property and equipment, net		$7,729,721	$7,174,919

The Company entered into a capital lease during the year ended December 31, 2007 for a copier.  During the years ended December 31, 2010 and 2009, depreciation expense related to this asset amounted to $21,404 and $21,404, respectively.

Two second generation Ozonix EcosBrine units are pledged as collateral for a $2 million promissory note payable to a related party.

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $1,954,129 and $684,902, respectively.

6.	ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31, 2010	December 31, 2009
Accrued payroll and related benefits	$358,874	$217,004
Accrued interest	221,655	210,147
Other accrued liabilities	337,343	278,359
Total accrued liabilities	$917,872	$705,510

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

7.	NOTES PAYABLE

(a)           Related Parties

Notes payable to related parties consist of the following:

	December 31, 2010	December 31, 2009
Unsecured notes payable to former Director, interest at 7% at December 31, 2010. As of December 31, 2008, the principal balance of the note was $335,714. During 2009, the Company made one payment of $50,000 consisting of principal in the amount of $24,843 and interest of $25,157. In December 2009, the holder agreed to receive quarterly payments of $25,000, of which one was made in 2010 consisting of principal of $19,560 and interest of $5,440.	$291,311	$310,871

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to the Company’s former Chief Executive Officer with a principal amount of $111,111.  The holder funded $100,000 to the Company.  As such the Company recognized an original issue discount of $11,111 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $24,691 which is being amortized over the life of the note.  As of December 31, 2009 the unamortized amount of these discounts was $-0-.   The note was due in August 2009 and was technically in default as of December 31, 2009.  In March 2010, the Company issued 308,642 shares of the Company’s common stock to the holder upon conversion of the note payable.
	—	111,111

Secured one year original issue discount note convertible at $0.36 per share of common stock payable to a Director with a principal amount of $200,000.  The holder funded $180,000 to the Company.  As such the Company recognized an original issue discount of $20,000 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $166,667 which is being amortized over the life of the note.  As of December 31, 2009 the unamortized amount of these discounts is $ -0-.  In September 2009, the Company issued 180,000 five year warrants exercisable at $0.25 per share to extend the due date of this note until March 2010.   In April 2010, the Company issued 555,556 shares of the Company’s common stock to the holder upon conversion of the note payable.
—	200,000

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
—	111,111

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Secured six month original issue discount note due to a company then controlled by the Chief Financial Officer of the Company.  In February 2009, the Company received $50,000 in exchange for the note with a principal amount of $54,945.  The note was due in August and was secured by the Company’s original EcosFrac unit.  The original issue discount of $4,945 was amortized over the original term of the note. In July, the Company repaid $1,000 of the note.  Further, in July 2009 this debt was transferred to EES along with the transfer of the asset securing the debt. In August 2009, the holder agreed to extend the term of the note for 12 months in exchange for receiving five year warrants to purchase 53,945 shares of the Company’s common stock for $0.25 per share. The new note was convertible at $0.36 per share and had a principal balance of $59,939. The Company recorded an original issue discount of $5,994 and a discount of $35,532 related to the warrants, both of which are being amortized over the term of the new note.  In November 2009, the Company prepaid $20,497 of the note which resulted in a reduction of the discount and principal of $2,946 and $22,213.  As such the remaining balance of principal and unamortized discount as of December 31, 2009 amounted to $37,726 and $28,095, respectively.   In January 2010, the holder converted the remaining principal balance into 104,794 shares of the Company’s common stock.
—	9,631

Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix unit. As a loan fee to the lender, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  As of December 31, 2008, the balance of unamortized discount was $54,168.   Principal and interest were due under this agreement on May 21, 2009.   In May 2009, the term of the note was extended to December 31, 2009.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In November 2009, the note was converted into a one year installment note bearing of 9.056% with monthly payment of principal and interest of $100,546.  Accrued interest as of December 31, 2009 amounted to $8,772.  In December 2010, EES entered into a Second Amended as Restated Secured Note with the creditor with the principal amount of $524,773. In connection with the new agreement, EES paid the creditor $251,026 in principal and $47,128 in accrued interest, and pledged 50% of the future cash receipts from one customer to repay the remaining amount due.  In addition, the creditor deferred the payment of default interest in the amount of $40,512 until December 2012.  The final payment of principal and interest, other than the default interest, on this note was made in February 2011. As of December 31, 2010, EES owed accrued interest of $94.
	385,294	1,052,652

Secured $2 million, note payable bearing interest of 15% and secured by the second and third EcosBrine Ozonix units.  Amounts under this agreement are due in November and December 2009. As a loan fee to the lender, the Company issued warrants to purchase 666,667 shares of the Company’s common stock at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and amortized the discount over the term of the note.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In connection with the investment in July 2009, the annual interest rate was reduced to 12% and the due date of the note was extended to December 2011.  In connection with the new agreement on the note above, the holder deferred the payment of default interest on this note in the amount of $96,164 until December 2012.
	2,096,164	2,000,000

Total	2,772,769	3,795,376
Less: current portion	2,636,093	1,795,376
Related party notes payable – net of current portion	$136,676	$2,000,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

(b)           Other

Notes payable consist of the following:

	December 31, 2010	December 31, 2009
Convertible notes in the principal amount of $150,000 bearing annual interest of 10%, a two year term due December 2012, convertible at $0.70 per share  and a lender fee of five-year warrants to purchase 107,143 shares of common stock at an exercise price of $0.70 per share in exchange for $150,000. The Company recorded a discount related of the warrants of $32,128 based upon the relative fair value of the warrants calculated using the Black-Scholes method using a volatility of 108.52%, an expected term of five years, a discount rate of 1.74% and the market price of the Company’s common stock of $0.51 per share.  No discount was recorded for the beneficial conversion feature because it had no intrinsic value.  As of December 31, 2010, the unamortized amount of the discounts was $30,790.
	119,210	—

Convertible original issue discount note in the principal amount of $275,000 with a two year term due December 2012, convertible at $0.70 per share  and a lender fee of five year warrants to purchase 196,429 shares of common stock at an exercise price of $0.70 per share in exchange for $250,000. The Company recorded an original issue discount of $25,000 and a discount related of the warrants of $58,988 based upon the relative fair value of the warrants calculated using the Black-Scholes method using a volatility of 109.1%, an expected term of five years, a discount rate of 1.51% and the market price of the Company’s common stock of $0.51 per share.  No discount was recorded for the beneficial conversion feature because it had no intrinsic value.  As of December 31, 2010, the unamortized amount of the discounts was $80,488.
	194,512	—

Secured one year original issue discount notes convertible at $0.36 per share of common stock payable to various holders with a principal amount of $1,428,889.  The holders funded $1,286,000 to the Company.  As such the Company recognized an original issue discount of $142,889 which is being amortized over the term of the note.  In addition, the Company recorded a note discount related to the beneficial conversion feature of $737,856 which is being amortized over the life of the notes.  The notes are due in various amounts from September through December 2009.   During the year ended December 31, 2009, the Company issued additional one year original issue discount notes convertible at $0.36 per share in the amount of $763,889, plus five year warrants to purchase 462,500 shares of common stock at an exercise price of $0.25 per share in exchange for $687,500.  The Company recorded an original issue discount of $76,389 and a discount related to the warrants in the amount of $284,394, a discount related to the beneficial conversion option of the notes of $408,092 and recorded interest expense of $121,708 related to the excess of the fair value of the beneficial conversion options, warrants and original issue discounts over the aggregate face value of the notes.  The discounts are being amortized over the term of the notes.  During the year ended December 31, 2009, the Company issued five year warrants to purchase 1,228,550 shares of the Company’s common stock in exchange for extending the terms of notes with an aggregate principal amount of $1,365,000 for an additional six months.  The Company recorded a note discount in the amount of $547,885 related to the warrants which is being amortized over the remaining term of the notes.  During the year ended December 31, 2009 notes with an aggregate principal amount of $91,667 were repaid and notes with an aggregate principal amount of $90,000 were converted into 250,000 shares of commons stock.  As of December 31, 2009, the balance of unamortized discount amounted to $502,930.  During the year ended December 31, 2010, the Company issued 5,586,419 shares of common stock in connection with the conversion of these notes.
	—	1,508,181

Secured original issue discount note in the principal amount of $50,000 with a term of six months in exchange for receipt of $45,000.  The note was secured by the EcosFrac prototype unit.  The Company recorded an original issue discount of $5,000 which was amortized over the term of the note.  In September 2009, the holder exchanged the note for a new one year secured convertible original issue discount note in the amount of $55,556, convertible at $0.36 per share plus the holder received 50,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.25 per share.  The Company recorded an original issue discount of $5,556, a note discount of $15,761 related to the warrants issued and a discount of $9,428 related to the beneficial conversion option.  These discounts are being amortized over the term of the note.  As of December 31,2009, the unamortized discount amounted to $23,058.  During the year ended December 31, 2010, the Company issued 154,322 shares of common stock in connection with the conversion of these notes.
	—	32,498

Unsecured note payable of $50,000 at December 31, 2010 and 2009 issued with one restricted common share for each dollar invested interest at 8%, due 12 months from the issue date through November 2007. At December 31, 2009, $50,000 was in default with a resultant interest rate of 18%. As of December 31, 2009 and 2010, the Company owes accrued interest of $13,238 and $16,238, respectively, on this note. In January 2011, the Company issued 333,333 shares of common stock in connection with the conversion of this note.	50,000	50,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Unsecured notes payable to a group of shareholders with original principal of $156,882, originally requiring 58 monthly payments of $15,067 at an interest rate of 26%, payable through September 2010.  During 2008 two note holders converted the balance of principal and accrued interest into new unsecured convertible notes bearing interest of 10%.  As of December 31, 2009, only one note holder remains outstanding.   In 2010, the Company made three payments on this note.  In March 2010, the holders forgave the remaining principal balance of approximately $20,000 as partial payment to modify warrants to purchase 400,000 shares of the Company’s common stock.
	—	25,399

Total	363,722	1,616,078

Less current portion	50,000	1,616,078

Long-term debt	$313,722	$—

A summary of notes payable and the related discounts as of December 31, 2010 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible and non-convertible note payable	$475,000	$(111,278)	$363,722
Less current portion	50,000	-	50,000
Convertible and non-convertible note payable, net of current portion	$425,000	$(111,278)	$313,722

Related parties
Convertible and non-convertible note payable	$2,772,769	$-	$2,772,769
Less current portion	2,636,093	-	2,636,093
Convertible and non-convertible note payable, net of current portion	$136,676	$-	$136,676

As of December 31, 2010, the Company was in default on the $50,000 note payable which was converted into 333,333 share of common stock in January 2011.

As of December 31, 2010 the weighted average interest rate on the Company’s short term debt was 11.1%.

Future cash payment obligations for notes payable are as follows:

Year ending December 31,
2011	$2,686,093
2012	561,676
2013 and later	—
Total	$3,247,769

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
8.	RESTRUCTURING RESERVE

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

In accordance with the Company’s exit strategy adopted in  in June 2009, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in Table 2 of Note 1. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060.  In addition, the remaining employees were entitled to receive one month’s salary in the aggregate amount of $17,860 and were granted a total of 125,000 shares of immediately vested restricted stock with a value of $51,250, based upon the fair market value of the stock on the date of grant, $0.41.

As of December 31, 2009, the restructuring reserve liability of $123,436 consists of the total restructuring cost of $548,090, less the fair value of the options and restricted stock grants of $283,310 and less the amount of  security deposit held by the landlord, $41,656, less the amount of rents paid since the office closed, $74,340, less the realtor commission paid for the sublease, $60,468, plus the amount of deferred rent previously recorded by the Company, $7,220 and the security deposit received in connection with the sublease, $27,900.   The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013, which are being offset against the reserve.

During the year ended December 31, 2010, the Company recorded an additional restructuring reserve for future rental payment due in the amount of $50,000.

The following table summarizes the activity in the restructuring reserve during the two years year ended December 31, 2010:

Restructuring Reserve
	2010	2009
Balance, beginning of year	$123,436	$548,090
Severance paid	-	(283,310)
Rent payments	(176,683)	(74,340)
Sublease commission paid	-	(60,468)
Sublease deposit	-	27,900
Offset against security deposit	-	(41,656)
Reversal of deferrred rent	-	7,220
Sublease payment received	139,146	-
Reclassification from payables	45,220	-
Additional reserve	50,000	-
Balance, end of year	$181,119	$123,436

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

9.	REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of December 31, 2010 and 2009, there were six and seven shares, respectively, of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $985,994 and $962,556 on December 31, 2010 and 2009 respectively. During the year ended December 31, 2010, one holder converted one share of Series A preferred stock into 24,000 shares of common stock.

Series B

As of December 31, 2010 and 2009, there were 322 and 355 shares, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,936,801 and $1,854,739 on December 31, 2010 and 2009, respectively.  During the year ended December 31, 2010, five holders converted a total of 33 shares of Series B preferred stock into 27,555 shares of common stock.

In February 2009, the Board approved a correction to the Preferred Stock designations to adjust the conversion rate of Series A and B for any stock splits or other recapitalizations.  The Board also ratified the past actions whereby management issued common stock upon conversion of Series A Preferred shares at a 24,000 to 1 ratio.

10.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2010.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2010 and 2009, respectively, included the following:

Shares Issued for Cash

2010

5,517,977 shares of common stock were issued for $1,224,442 in cash through the exercise of warrants and options with exercise prices between $0.07 and $0.75 per share.

707,792 shares of common stock and five year warrants to purchase 353,858 shares of common stock at an exercise price of $1.00 per share were issued in exchange for $545,000.

2009

2,000,635 shares of common stock were issued for $466,057 in cash through the exercise of warrants with exercise prices between $0.10 and $0.45 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Shares Issued in Conversion of Preferred Stock

2010

24,000 shares of common stock were issued upon the conversion of one share of Series A Preferred Stock.  The total value of the share converted was
$25,000.

27,555 shares of common stock were issued upon the conversion of 33 shares Series B Preferred Stock.  The total value of the shares converted was
$82,500.

2009

57,615 shares of common stock were issued upon conversion of 69 shares of Series B Preferred Stock. The total value of the preferred shares converted was $172,500.

Shares Issued in Payment of Interest

2010

30,160 shares of common stock with a value of $30,462 based on the quoted trading price of $1.01 per share were issued as payment for accrued  interest in the amount of $10,858 resulting in a loss on conversion of $19,604 which is included in loss on conversion in the accompanying consolidated statement of operations.

2009

229,340 shares of common stock with a value of $99,163 based on quoted trading prices of between $0.19 and $0.49 per share, were issued as payment for interest to the holders of the December 2006 debentures, resulting in an aggregate loss on conversion of $61,563 which is included in gain (loss) on conversion in the accompanying consolidated statement of operations.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Shares Issued in Conversion of Debt and other liabilities

2010
7,018,372 shares of common stock were issued to lenders upon conversion of secured original issue discount notes in the amount of $2,526,615 at a conversion rate of $0.36 per share.

122,857 shares of common stock and five year warrants to purchase 61,429 share of common stock at an exercise price of $0.70 per share were issued in satisfaction of a liability to a vendor in the amount of $86,000.  The shares were valued at $58,971 based upon the quoted price for the Company’s common stock of $0.48 on the date of the agreement.  The warrants were valued at $21,809 with the Black- Scholes option pricing model using a volatility of 107.92%, an estimated term of five years, a discount rate of 2.02% and the market value the common stock, $0.48.  As a result the Company recorded a gain on conversion of $5,021 which is included in gain (loss) on conversion in the accompanying consolidated statement of operations.

35,779 shares of common stock were issued in connection with the exercise of options with an exercise price of $0.41 per share by a former employee in exchange for settlement of wages due to the employee in the amount of $14,668.

100,000 shares of common stock were issued in settlement of a consulting agreement resulting in a loss on settlement of $114,000 based upon the quoted price of the Company’s common stock of $1.14 per share on the date of the settlement.

36,975 shares of common stock were issued in exchange for a payable of $45,850 due to a director based upon the quoted market price of the Company’s common stock of $1.24 per share.

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

Shares Issued in Cashless Warrant Exercise

2010

7,295,624 shares of common stock were issued for 11,278,688 warrants to purchase common stock at exercise prices of between $0.15 and $1.25 per share, based upon market values for the Company’s common stock at between $0.80 and $1.73 per share.

2009

3,080,714 shares of common stock were issued for 5,007,728 warrants upon the cashless exercise of the warrants with exercise prices of $0.15 per share and based upon market values for the Company’s common stock of  between $0.36 and $0.43 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $178,436 and $884,417 for the years ended December 31, 2010 and 2009, respectively. The following table summarizes non-vested restricted stock and the related activity for the year ended December 31, 2010:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2010	547,559	$0.40
Granted	153,225	$1.24
Vested	(431,280)	$0.46
Forfeited	—	$—

Non-vested at December 31, 2010	269,504	$0.89

Total unrecognized share-based compensation expense from unvested restricted stock as of December 31, 2010 was $151,250 which is expected to be recognized over a weighted average 1.14 years.  No restricted stock grants were issued prior to May 2006, the initiation of the plan.

11.	NET LOSS PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 76,396,341 and 89,006,430 shares of common stock at December 31, 2010 and 2009, respectively, are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive. These shares may dilute future earnings per share.

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

For the Year Ended December 31,
	2010		2009
Expected volatility	104.7% – 107.92%	%	104.6% - 137.1%
Expected lives	2.5 - 5 yrs.		2.5 - 5 yrs.
Risk-free interest rate	0.89% – 2.95%		1.22% – 2.95%
Expected dividend yield	None		None

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Stock-based compensation expense for the years ended December 31, 2010 and 2009 was $5,339,556 and $3,590,459, respectively.  As of December 31, 2010 and 2009, there was $7,536,567 and $3,847,155, respectively, of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 2.5 years.

EMPLOYEE FIXED STOCK OPTION PLANS:

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. The stock options are exercisable for a period no longer than ten years after the date they are granted. Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002. As of December 31, 2010 and 2009, options to purchase 40,000 shares of common stock at $0.28 per share were outstanding under the plan.  No further grants will be made and the plan has expired.

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either "incentive stock options," pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the Date they are granted. The Plan shall terminate November 17, 2013. As of December 31, 2010 and 2009, options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors), which provided for the granting of 2,000,000, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. As of December 31, 2010 and 2009 options to purchase 1,439,000 shares of common stock at exercise prices ranging from $0.28 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

In May 2006, the Board approved the 2006 Equity Incentive Plan (the 2006 Plan), and as part of that approval, agreed to not issue any awards under the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors (Directors) and Advisory Board Members (Director Advisors) from any additional grants.

2006 Plan

Approved in May 2006, this plan provided for the Company to issue up to 10,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Under the 2006 Plan, all of our directors who are not employees or 10% shareholders and all director advisors shall automatically receive a grant of restricted stock and options with the number of shares and options based upon market price at the time of grant.

	CURRENT
Qualifying Event	Options(1)	Restricted Stock(1)(2)(3)
Initial appointment as Chairman of the Board	$75,000	$75,000
Initial election or appointment of non-employee director	$40,000	$40,000
Initial appointment as an Advisory Board member	$15,000	$10,000
Annual grant to Chairman of the Board	$40,000	$40,000
Annual grant to non-employee director	$25,000	$25,000
Annual grant to Advisory Board Member	$10,000	$5,000
Initial appointment and annual grant of and to a non-employee director as Lead Director(4) or Chairman of a member of the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$15,000	$15,000
Initial appointment of an annual grant to a non-employee director to the following: Audit Committee, Compensation Committee and other committees at the discretion of the Compensation Committee	$10,000	$10,000
———————
(1)	In the event that the Company does not have authorized capital, these persons will receive grants of cash settled SARs .
(2)	The director or director advisor may elect options instead of restricted stock in order to defer income taxes.
(3)
The Board may, when the Chairman is an employee, appoint a director to act as Lead Director who will have all of the authority customarily associated with such a position. Our board has appointed a Lead Director.

The initial grants to a Chairman of the Board, Board member and Advisory Board member shall vest in annual installments over three years and all other grants shall vest annually, all subject to the person’s continued service in the same capacity on the applicable vesting date.   Generally, common stock may not be sold by our directors for six months after resignation.

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

A maximum of 10,000,000 shares are available for grant under the 2006 Plan. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, in their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event.  As of December 31, 2010 and 2009, respectively, options to purchase 11,730,806 and 9,490,236 shares of common stock at exercise prices ranging from $0.21 to $1.24 per share are outstanding under this Plan.   The Company plans to increase the number of shares available for grant under this plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Employee Fixed Plan Options

Employee Fixed Plan
	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	11,468,735	$0.69	6,741,796	$0.69

Granted	937,842	$0.67	4,726,939	$0.45

Exercised	(675,772)	$0.27	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding at end of year	11,730,805	$0.58	11,468,735	$0.58

Exercisable at end of year	11,384,685	$0.57	6,741,796	$0.69

Outstanding
Weighted average remaining contractual term		2.73		3.93
Aggregate intrinsic value		$383,371		$434,178
Weighted average grant date fair value		$0.24		$0.27

Exercisable
Weighted average remaining contractual term		2.69		3.27
Aggregate intrinsic value		$383,371		$283,978

In a March 2009, the Company issued options to purchase 42,425 shares of the Company's common stock to a director in connection with a consulting arrangement. The options vested immediately and are exercisable at $0.24 per share, the fair market value on the date of grant, over a five year term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In July 2009, in accordance with the 2006 Plan, the Company granted options to purchase 755,096 shares of the Company’s common stock and granted 357,140 shares of restricted common stock to its Directors and its Advisory Board Members. The options and stock vest one year from the date of grant. The options are exercisable at $0.47 per share, the fair market value on the date of grant and expire in five years.

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

In accordance with the 2006 Plan, in December 2009, the Company granted five year options to purchase 174,418 shares of common stock to the newly appointed Chairman of the Board of Directors (the Chairman).  The options vest over three years and are exercisable at $0.43 per, the fair market value on the date of the grant.  In addition the newly appointed Chairman was granted 174,418 shares of restricted stock, valued at $75,000 based upon the market value of the stock on the date of the grant.  The restricted shares will vest over a three year period, subject to the Chairman continuing to serve as the Company’s Chairman.

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

In December 2010, the Company granted five year options to purchase 675,000 share of common stock to non-executive employees of the Company.  The options vested immediately and are exercisable at $0.48 per share.

In December 2010, a director exercised options to purchase 52,105 shares of common stock with an exercise price of $0.48 per share in exchange for $25,010.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Employee Fixed Non-Plan Options

Employee Fixed Non-Plan
	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	33,115,414	$0.45	33,216,667	$0.45

Granted	11,170,000	$0.79	6,950,000	$0.48

Exercised	(1,363,932)	$0.30	(551,253)	$0.15

Forfeited	(202,020)	$1.00	(6,500,000)	$0.57

Expired	-	$-	-	$-

Outstanding at end of year	42,719,462	$0.50	33,115,414	$0.45

Exercisable at end of year	34,086,129	$0.48	23,458,746	$0.44

Outstanding
Weighted average remaining contractual term		3.23		3.65
Aggregate intrinsic value		$3,122,540		$3,210,732
Weighted average grant date fair value		$0.30		$0.32

Exercisable
Weighted average remaining contractual term		2.88		3.57
Aggregate intrinsic value		$3,115,873		$1,726,315

In connection with the closing of the Company’s New York office, the Company granted a severance package to its Executive Vice President of Business Development. The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term. In addition, two prior grants of options, each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional prior grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested. The fair value of the new options was calculated with the Black-Scholes pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in the table at the beginning of this note. The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060 and is included in restructuring charges in the accompanying consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

On July 1, 2009, the Company granted options to purchase 2,500,000 and 1,100,000 shares of the Company’s common stock to its Chief Executive Officer, and Chief Financial Officer, respectively.  The options vest ratably over three years, are exercisable at $0.47 per share, the fair market value on the date of the grant, and expire in five years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In August the Company granted five year options to purchase 1,000,000 shares of common stock at an exercise price of $0.82 per share in connection with the appointment of the Company’s executive chairman.

During the three months ended September 30, 2010, the Company issued 307,428 shares of common stock in exchange for $60,080 in connection with the exercise of options with exercise prices between $0.15 and $0.28 per share.

In December 2010, the Company issued 206,081 shares of common stock in connection with the exercise of options with exercise prices of $0.15 and $0.28 per share in exchange for $47,162.

In December 2010, the Company granted five year options to purchase 220,000 shares of common stock at an exercise price of $0.48 to employees of the Company’s 52.6% owned subsidiary.  The options vested immediately.

In December 2010, the Company granted five year options to purchase 2,000,000, 950,000, 500,000 and 300,000, respectively, shares of common stock to its Executive Vice President of Engineering, Chief Operating Officer, Chief Financial Officer and Vice President of Administration.  Of the options granted, 1,000,000, 450,000, 250,000 and 150,000 vested immediately with the remainder vesting on June 30, and December 31, 2011. The options are exercisable at $0.48 per share.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Non-Employee Fixed Non-Plan Options

Non-Employee Fixed Non-Plan

	For the Year Ended December 31, 2010		For the Year Ended December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,803,714	$0.59	3,803,714	$0.59

Granted	-	$0.44	500,000	$0.44

Exercised	(193,548)	$1.00	-	$-

Forfeited	(806,452)	$1.00	(500,000)	$0.42

Expired	(450,000)	$1.04	-	$-

Outstanding at end of year	2,353,714	$0.33	3,803,714	$0.59

Exercisable at end of year	2,344,784	$0.33	3,532,880	$0.60

Outstanding
Weighted average remaining contractual term		1.06		1.44
Aggregate intrinsic value		$357,743		$334,206
Weighted average grant date fair value		N/A		$0.39

Exercisable
Weighted average remaining contractual term		1.06		1.22
Aggregate intrinsic value		$357,386		$325,664

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In connection with the signing of a consulting agreement in May 2009, the Company issued options to purchase 500,000 shares of common stock in May 2009, exercisable at $0.44 per share, the fair market value on the date of the grant, over a five year term. Of the options, 125,000 vested immediately, with the remainder vesting in equal installments every 120 days thereafter.

In June 2010, the Company issued 193,548 shares of common stock in exchange for options to purchase 1,000,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $1.00 per share and based on a market value of the Company’s common stock of $1.24 per share.

Expired options relate to options that have terminated because the expiration date has passed.

The following table summarizes warrant activity for the years ended December 31, 2010 and 2009:

Warrants	For the Year December 31, 2010		For the Year December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	32,588,207	$0.51	39,132,197	$0.51

Granted	773,099	$0.84	2,807,445	$0.23

Exercised	(10,625,324)	$0.25	(4,530,096)	$0.19

Forfeited	(2,594,121)	$0.60	(1,927,014)	$0.15

Exchanged, net	2,063,000	$0.69	-	$-

Expired	(3,025,372)	$1.19	(2,894,325)	$0.86

Outstanding at end of year	19,179,489	$0.43	32,588,207	$0.51

Exercisable at end of year	19,179,489	$0.43	32,588,207	$0.52

Outstanding and exercisable
Weighted average remaining contractual term		1.70		2.29
Aggregate intrinsic value		$2,894,789		$5,786,842

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Warrants Exercises or Modifications

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

Warrant Grants in Connection with New Debt or Equity Transactions

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

During the three months ended September 30, 2010, the Company issued five year warrants to purchase 353,896 shares of common stock at an exercise price of $1.00 per share in connection with the sale of stock and warrants to three investors for $545,000.

In December 2010, the Company issued five year warrants to purchase 303,571 shares of common stock with an exercise price of $0.70 per share in connection with the issuance of convertible notes with an aggregate principal amount of $425,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Warrants Issued to Consultants or for Services

In December 2009, the Company issued five year options to purchase 50,000 shares, each, of common stock to two consultants of the Company.  The options vest in six months and are exercisable at $0.43 per share, the fair market value on the date of the grant.

In December 2010, the Company issued 61,429 five year warrants to purchase common stock at an exercise price of $0.70 per share in connection with an exchange of stock and warrants in settlement of accounts payable.

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2010 is presented below:

Shares
Warrants issued for financing	18,938,060
Warrants issued for services	241,429
Outstanding at December 31, 2010	19,179,489

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

13.	NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On May 10, 2007 the Company’s Board of Directors adopted a resolution terminating a Representation Agreement with an affiliate of a director of the Company ($30,000 per month and commissions) and transferred to the director, a 10% ownership of ESI, which as of the transfer date and as of December 31, 2007, had no revenue and a negative net worth. The Company fully funded the construction of the only asset of ESI, the mobile water filtration unit on a Pierce Manufacturing Co. truck chassis. The minority owner will share in any profits in ESI once they occur. Accordingly, the minority interest was zero at the agreement date. The Company will report on the results of operations once activity occurs in this entity.  ESI is presently inactive.  The truck chassis was returned to Pierce Manufacturing Co. in 2009 and the Company recorded an impairment reserve of $116,000 during the year ended December 31, 2010 representing the undepreciated balance of the water filtration truck.

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009 and a net loss of $528,277 for the year ended December 31, 2010, both of which were allocated to the other EES members in accordance with the LLC operating agreement.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the two years ended December 31, 2010 and 2009:

Noncontrolling Interest in Consolidated Subsidiary

	2010	2009
Balance, beginning of year	$10,606,583	$-
Contributions from noncontrolling members	-	11,350,000
Noncontrolling interest in loss	(528,277)	(743,417)
Distributions to noncontrolling members	-	-
Balance, end of year	$10,078,306	$10,606,583

14.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2010, the Company has a net operating loss carryforward (NOL) of approximately $65,689,486. The NOL expires during the years 2013 to 2030. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carry forward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred. Realization of any portion of the $31,075,892of net deferred tax assets at December 31, 2010 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2009 was $27,486,712. The increase in the valuation allowance during the year ended December 31, 2010 amounted to $3,589,180.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Significant components of the Company’s deferred tax assets are as follow:

	Year ended December 31,
	2010	2009
Deferred tax assets:
Organizational costs, accrued liabilities, and other	$346,383	$391,601
Net operating loss carry forwards	24,718,953	22,078,703
Depreciation	29,274	—
Losses on extinguishment of debt	—	1,037,660
Compensation related to equity instruments issued for services	5,981,282	3,978,748
Valuation allowance	(31,075,892)	(27,486,712)

Net deferred tax asset	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Income tax loss at federal statutory rate	(34.00)%	(34.00)%
State taxes, net of federal benefit	(1.48)	(2.81)
Nondeductible items	19.64	6.47
Change in valuation allowance	15.84	30.34
	—%	—%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

15.           COMMITMENTS AND CONTINGENCIES

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

In March 2011,  a court adjudicated against the Company for a number of disputed billings by a former vendor.  As of December 31, 2010, the Company had accrued $60,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

Leases

The Company makes monthly lease payments of $14,844 under a month to month agreement for the Company’s Stuart, Florida location.  The Company recognized rent expense of $148,248 related to this lease in 2010 and 2009.  In May 2010, the Company entered into a lease for a building adjacent to the Stuart facility at a monthly rent of $4,980.  Rent expense for the year ended December 31, 2010 amounted to $19,920.

In August 2008, the Company entered into a lease agreement for the Company’s offices in New York.   The lease agreement expires in May 2013.    In June 2009, the Company decided to close the New York office. (See Note 8)

In November 2009, the Company entered into a three year lease for the EES operations office in Arkansas.  During the years ended December 31, 2010 and 2009, the Company recognized rent expense of $50,400 and $12,600, respectively, related to this lease. The lease expires in October 2012 and provides for monthly rents of $4,200.

 Future minimum annual rents due under the lease are as follows:

Year	Amount
2011	$265,680
2012	229,160
2013	59,933
2014	—
$554,773

The Company also leased a copier under a capital lease which expired in 2010.  The Company made lease payments under this lease in 2010 amounting to $10,530.  No future payments are due under this lease.  Lease expense in 2009 amounted to $21,404.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

16.	OPERATING SEGMENTS

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

Ecosphere Envirobotic Solutions, Inc., formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

EES, Inc., which we organized in November 2006, conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009, when the assets and liabilities of EES, Inc. were contributed in the formation of EES, LLC.  As of December 31, 2010, the Company has a 52.6% ownership position in EES.

Presently, our operations consist of a manufacturing facility operated within Ecosphere and our oil and gas services company which is processing water for the oil and gas industry using the Ecosphere Ozonix® technology.  This activity is conducted by EES, a 52.6% owned subsidiary that is managed by Ecosphere.

The table below presents certain financial information by business segment for the year ended December 31, 2010:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$-	$-	$-	$8,964,484	$8,964,484	$-	$8,964,484
Interest expense and amortization of debt discount	$-	$-	$-	$(526,303)	$(526,303)	$(649,919)	$(1,176,222)
Change in fair value of liability for derivative instruments	$-	$-	$-	$-	$-	$(12,787,666)	(12,787,666)
Asset impairment	$-	$-	$-	$(116,000)	$(116,000)	$-	(116,000)
Depreciation and amortization	$(65,803)	$(2,448)	$-	$(1,804,552)	$(1,872,803)	$(85,078)	$(1,957,881)
Income Tax Expense	$-	$-	$-	$-	$-	$-	$-
Net income (loss) applicable to common stock	$(65,803)	$(2,448)	$-	$(528,277)	$(596,528)	$(21,640,679)	$(22,237,207)

Segment fixed assets & construction in process	$865,375	$25,824	$-	$9,873,857	$10,765,056	$1,596,288	$12,361,344
Fixed asset additions (disposals) (net)	$-	$-	$-	$2,459,895	$2,459,895	$(250,868)	$2,209,027
Total Assets	$-	$-	$-	$7,528,196	$7,528,196	$1,455,446	$8,983,642

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The table below presents certain financial information by business segment for the year ended December 31, 2009:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Solutions, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$-	$-	$394,830	$1,365,299	$1,760,129	$-	$1,760,129
Interest expense and amortization of debt discount	$-	$-	$-	$(283,066)	$(283,066)	$(4,901,681)	$(5,184,747)
Change in fair value of liability for derivative instruments	$-	$-	$-	$-	$-	$(3,446,612)	(3,446,612)
Depreciation and amortization	$(85,962)	$(808)	$(194,455)	$(313,286)	$(594,511)	$(93,666)	$(688,177)
Income Tax Expense	$-	$-	$-	$-	$-	$-	$-
Net income (loss) applicable to common stock	$(85,962)	$(808)	$(277,840)	$(743,417)	$(1,108,027)	$(17,942,543)	$(19,050,570)

Segment fixed assets & construction in process	$865,375	$25,824	$-	$7,413,962	$8,305,161	$1,847,156	$10,152,317
Fixed asset additions (disposals) (net)	$-	$-	$(1,256,478)	$7,413,962	$6,157,484	$55,292	$6,212,776
Total Assets	$192,887	$1,063	$-	$8,527,888	$8,721,838	$1,524,299	$10,246,137

17.           CONCENTRATION OF RISK

During the year ended December 31, 2009, the Company’s revenues were 60%, 29% and 11% from three  customers A, B and C, respectively, and from two major  revenue sources, 24% from  processing water related to the treatment of water to be used in fracturing of natural gas wells and 76% from the treatment of frac flowback water for the oil and gas industry.  As of December 31, 2009, 10%, 72% and 18% of accounts receivable were from three customers A, B and C, respectively.

During the year ended December 31, 2010, the Company’s revenues were 15.3%, 81.1% and 3.3% from customers, A, B and C, respectively, and were from two revenue sources, 81.1% related to the processing of water to be used in the fracturing of natural gas wells and the remaining 18.9% related to treating flowback water for the oil and gas industry.  As of December 31, 2010, 16.35% and 79.4% of account receivable were from customers A and B, respectively.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2010. As of December 31, 2009, the Company’s bank balances exceeded FDIC insured amounts by approximately $728,000.  There were no balances in excess of FDIC insured levels as of December 31, 2010.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

18.	RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owed a director, now former director $335,714.  In December 2009, the holder agreed to receive quarterly payments of $25,000. The Company  made two payments of $25,000 in 2009 and one payment of $25,000 in 2010.    See Note 7.

During the year ended December 31, 2009, our current Chairman and former CEO converted  secured convertible notes in the amount of $650,000 amounts due from the Company into common stock.  During the year ended December 31, 2010, the former Chairman and CEO converted an original issue discount convertible note in the amount of $111,111 into common stock.  In addition, the former Chairman and CEO  was issued 1,667,049 shares of common stock in connection with the cashless exercise of 1,935,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $1.17 per share.

In August 2008, an investor who previously loaned the Company $300,000 in exchange for one year secured convertible notes and 600,000 warrants was appointed as Executive Vice President of Business Development.  Subsequent to his appointment, the investor employee loaned the Company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,111, bearing interest of 11.1% and convertible in to common stock at the rate of $0.36 per share.  In connection with his appointment, the investor employee was granted options to purchase 1,500,000 shares of the Company’s common stock.  (See Note 11)  In 2009, our  Vice President of Business Development converted $300,000 of convertible notes into common stock prior to his resignation in August 2009.   During the year ended December 31, 2010, the former executive  converted an  original issue discount convertible note with a principal amount of $111,111 into common stock.  Further, the former executive  exercised options to purchase 35,776 shares of common stock with an exercise price of $0.41 per share in exchange for the investor’s remaining unpaid salary.  In addition, the former executive was issued 589,008 shares of common stock in connection with the cashless exercise of 700,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $1.16 per share.

In 2010, a director  converted the convertible note in the amount of $50,000 and an original issue discount convertible note in the amount of $200,000 into common stock.  In addition, the director was issued 245,625 shares of common stock in connection with the cashless exercise of 330,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $0.80 per share and was issued 52,105  shares of common stock in connection with the exercise of options with an exercise price of $0.48 for  $25,010.

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

The Company contributed to EES the assets and liabilities of EES Inc., which included $3.1 million of debt due to Bledsoe. CWP contributed $2.5 million in cash plus $1.0 million in loan advances due from the Company. In exchange for payment of $1.5 million and forgiveness of the $1.0 million of loan advances, the Company granted EES an exclusive license for all of its Ozonix technology relating to the recycling of water in the field of use which is Energy. This includes its core water recycling Ozonix processes and technology, its EcosFrac technology and its associated Eco’s Brine fluid. In addition, the Company will receive a priority distribution of the first $2.5 million of CWP’s share of EES profits.  An additional $4 million is due the Company upon achievement of a significant event relating to EES, such as the sale of EES.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

For the year ended December 31, 2009, the Company allocated 100% of the net loss of EES, $743,417, and allocated 100% of the net income of $202,541 during the year ended December 31, 2010, to the non-controlling interests of EES as stipulated in the LLC operating agreement.

20.	SUBSEQUENT EVENTS

On January 4, 2011, the Company issued 1,176,471 shares of common stock in connection with the cashless exercise of options to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.68 per share.  The options were collateral for a loan from a third party to the Company’s Chief Executive Officer and were exercised by the lender to secure repayment of the loan.  Of the shares issued, 800,000 shares were issued to the lender and 376,471 shares were issued to the Company’s Chief Executive Officer.

In January 2011 , the Company granted five year options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share. The fair value of these options of $77,000, calculated using the Black-Scholes method, will be expensed in 2011.

In January 2011, the Company granted five year options to purchase 9,000,000 shares of common stock at an exercise price of $0.48 per share, based upon the fair market value on the date of the grant to its Chief Executive Officer.  The options vest one third upon the signing of a definitive agreement with for the Proposed EES Transaction with the remainder vesting semi-annually over the term of the agreement.  The options were valued at $3 million using the Black-Scholes method, a volatility of 108.19%, an expected term of 3.5 year and a discount rate of 1.37%.  This value will be expensed  as the options vest.

In January 2011, the Company received $500,000 from an accredited investor in exchange for a two year original issue discount convertible note in the amount of $550,000, convertible at $0.70 per share and five year warrants to purchase 392,857 shares of common stock at an exercise price of $0.70 per share.  The Company recorded a loan discount of $147,066 based upon the relative fair market value of the warrants granted, as well as an original issue discount of $50,000.  These discounts will be amortized to interest expense over the term of the note.

In January 2011, the Company issued 333,333 shares of common stock in connection with the conversion of a convertible note and accrued interest in the amount of $66,000. The Company will record a loss on conversion of $93,500 related to this conversion.

In January 2011, the Company received $275,000 from three accredited investors in exchange for two-year convertible notes bearing annual interest of 10%, and convertible at $0.70 per share and five year warrants to purchase 196,429 shares of common stock at an exercise price of $0.70 per share.  The Company recorded a loan discount of $74,715 based upon the relative fair market value of the warrants granted. This discount will be amortized to interest expense over the term of the notes.

From January 1, 2011 through March 14, 2011, the Company has issued 1,952,372 shares of common stock in exchange for cash of $546,664 upon the exercise of options and warrants with an exercise price of $0.28 per share.

In January 2011 the Company issued 42,667 shares of common stock to its Vice President of Administration in exchange for the cashless exercise of options to purchase 80,000 shares of common stock at an exercise price of $0.28 per share based upon the quoted market price of the Company’s common stock of $0.60 per share. In February 2011, the Company issued 45,077 shares to the Vice President of Administration related to a vested restricted stock grant.

In January 2011 the Company and EES have signed a non-binding term sheet for an exclusive technology licensing agreement with a company that will deploy the Company’s patented Ozonix technology in the U.S. oil and gas exploration and production industries. The term sheet calls for the Company initially to build 16 of its new EF60 mobile high volume water treatment units over the next 24 months for the licensee to deploy exclusively in onshore oil and gas shale plays across the United States. EES will receive up to $44 million, per the termsheet, plus an ongoing royalty payment based on the profitability of the third party. EES will pay the Company its costs and a manufacturing fee; in addition, the Company will receive profit distributions from EES which will be derived from the royalty payments. The term sheet calls for two EF60’s to be delivered by Ecosphere to the licensee each quarter for the next eight quarters starting May 15, 2011. The term sheet is subject to execution of a definitive agreement that the parties are currently moving forward to complete.

In February 2011, the Company issued 20,805 shares of common stock to an employee in connection with a vested restricted stock grant.

In March 2011, the Company received $50,000 from an accredited investor in exchange for a two year convertible at $0.70 per share and issued five year warrants to purchase 39,286 shares of common stock at an exercise price of $0.70 per share.  The Company recorded a loan discount of $13,455, based upon the relative fair market value of the warrants granted, which will be amortized to interest expense over the term of the note.