Form 10-Q
period 2011-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2011-05-10
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at May 6, 2011
Common Stock, $0.01 par value per share	142,421,093 shares

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets
Cash	$365,218	$46,387
Restricted cash	2,140,000	-
Accounts receivable	689,891	703,475
Prepaid expenses and other current assets	238,550	46,151
Total current assets	3,433,659	796,013
Property and equipment, net	7,293,358	7,729,721
Construction in progress	521,386	389,558
Patents, net	45,150	46,145
Deposits	27,645	22,205
Total assets	$11,321,198	$8,983,642
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,228,772	$1,953,798
Accounts payable - related parties	-	15,093
Accrued liabilities	803,702	917,872
Vehicle financing	66,001	69,566
Insurance premium financing contract	117,998	-
Due to affiliate	2,000	2,000
Customer deposit	2,140,000	-
Notes payable – related parties (net of discount) – current portion	2,291,311	2,636,093
Notes payable – third parties (net of discount) – current portion	-	50,000
Fair value of liability for warrant derivative instruments	809,403	610,642
Total current liabilities	7,459,187	6,255,064
Restructuring reserve	157,934	181,119
Notes payable - related parties - less current portion	136,676	136,676
Notes payable - third parties – less current portion	1,519,153	313,722
Total Liabilities	9,272,950	6,886,581
Redeemable convertible cumulative preferred stock series A
11 shares authorized; 6 shares issued and outstanding at March 31, 2011 and December 31, 2010, $25,000 per share redemption amount plus dividends in arrears ($1,141,619 at March 31, 2011)	1,141,619	1,135,994
Redeemable convertible cumulative preferred stock series B
484 shares authorized; 322 shares issued and outstanding at March 31, 2011 and December 31, 2010, $2,500 per share redemption amount plus dividends in arrears ($2,761,926 at March 31, 2011)	2,761,926	2,741,802

Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 141,967,359 and 137,430,786 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,420,772	1,374,307
Common stock issuable, $0.01 par value, 453,733 and 1,347,915 issuable at March 31, 2011 and December 31, 2010, respectively	4,538	13,480
Additional paid-in capital	100,412,209	96,778,394
Accumulated deficit	(113,799,134)	(110,025,222)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(11,961,615)	(11,859,041)
Noncontrolling interest in consolidated subsidiary	10,106,318	10,078,306
Total stockholders' deficit	(1,855,297)	(1,780,735)
Total liabilities, redeemable convertible cumulative preferred stock,	$11,321,198	$8,983,642
and stockholders’ deficit

The accompanying unaudited notes are an integral part of these condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues	$2,227,641	$2,100,867

Cost of revenues	621,699	746,534

Gross profit	1,605,942	1,354,333

Operating expenses
Selling, general and administrative	4,936,150	2,805,046
Total operating expenses	4,936,150	2,805,046

Loss from operations	(3,330,208)	(1,450,713)

Other income (expense):
Other income	143	90
Gain (loss) on settlement, net	-	18,099
Gain (loss) on conversion, net	(94,662)	-
Interest expense	(122,412)	(517,936)
Change in fair value of derivative instruments	(198,761)	(21,044,851)
Total other income (expense)	(415,692)	(21,544,598)

Net loss	(3,745,900)	(22,995,311)

Preferred stock dividends	(25,750)	(27,500)

Net loss applicable to common stock	(3,771,650)	(23,022,811)

Less: Net (income) applicable to noncontrolling interest in consolidated subsidiary	(28,012)	(109,395)

Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(3,799,662)	$(23,132,206)

Net income (loss) per common share applicable to common stock
Basic and diluted	$(0.03)	$(0.19)

Weighted average number of common shares outstanding
Basic and diluted	141,672,563	119,544,476

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(3,799,662)	$(23,132,206)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Accrued preferred stock dividends	25,750	27,500
Depreciation and amortization	528,045	443,196
Accretion of discount on notes payable	46,182	143,142
Loss on settlement of note and accrued interest for common stock	93,762	-
Stock-based compensation expense	2,398,474	1,005,212
Stock options issued for services	97,450	-
Increase in fair value of warrant derivative liability	198,761	16,391,765
Increase in fair value of embedded conversion option derivative liability	-	4,653,085
Restricted stock vesting expense	53,748	-
Changes in operating assets and liabilities	-	-
Decrease in accounts receivable	13,584	96,167
(Increase ) in prepaid expenses and other current assets	(41,347)	(22,772)
(Increase) in deposits	(5,440)	(5,085)
(Increase) in restricted cash	(2,140,000)	-
Increase in accounts payable	(725,026)	(357,129)
Increase (decrease) in accounts payable - related parties	(15,093)	-
(Decrease) in restructuring reserve	(23,185)	(17,535)
Increase in customer deposits	2,140,000	-
Increase (decrease) in deferred revenue	-	(288,000)
Increase (decrease) in accrued liabilities	(97,932)	7,969
Noncontrolling interest in income (loss) of consolidated subsidiary	28,012	109,395
Net cash provided by (used in) operating activities	(1,223,917)	(945,296)

INVESTING ACTIVITIES:
Redemption of restricted cash	-	350,000
Construction in process purchases	(131,828)	(40,080)
Purchase of property and equipment	(90,687)	(1,106,502)
Net cash (used in) investing activities	(222,515)	(796,582)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable and warrants	1,575,000	-
Proceeds from modifications of warrrants for cash	-	617,168
Proceeds from warrant and option exercises	571,664	367,773
Proceeds from vehicle financing	-	42,000
Repayments of notes payable and insurance financing	(33,054)	(58,596)
Repayments of notes payable to related parties	(344,782)	-
Repayments of vehicle financing	(3,565)	(2,754)
Principal payments on capital leases	-	(10,677)
Net cash provided by financing activities	1,765,263	954,914
Net increase (decrease) in cash	318,831	(786,964)
Cash, beginning of period	46,387	1,089,238
Cash, end of period	$365,218	$302,274

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
Supplemental Cash Flow Information:	2011	2010

Cash paid for interest	$84,924	$215,576
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:

Accrued preferred stock dividends	$25,750	$27,500
Conversion of convertible notes to common stock	$—	$1,552,778
Conversion of related party debt to common stock	$—	$259,948
Discount related to warrants issued with convertible debt	$415,751	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible notes and debentures	$—	$3,474,705
Insurance premium finance contract recorded as prepaid asset	$151,052	$—
Reduction of derivative liability for warrant derivative instruments from warrants exercises and modifications	$—	$517,334
Common stock issued as settlement of note and accrued interest	$66,328	$—
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$50,000

The accompanying unaudited notes are an integral part of these condensed consolidated unaudited financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere”, “we”, “us”, “our” or the “Company”). Ecosphere is a diversified water engineering, technology licensing, manufacturing and environmental services company.  The Company’s environmental services and technologies can be used in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (ETI), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”) and Ecosphere Exploration and Mining Services LLC (“EEMS”).  ESI was formed during the first quarter of 2005 to market the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that demonstrated the capabilities of the underlying technology. Ecosphere Energy Solutions, Inc. (“EES Inc.”)  was organized in November 2006.  It developed and marketed water processing systems to the oil and gas exploration and production industry using the Company’s patented Ecosphere Ozonix ® process.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES, a new LLC formed in July 2009, and EES Inc. ceased operations. In November 2009 EES sold additional ownership interests in EES reducing the Company’s holding to 52.6%.  EEMS was formed in March 2010 to treat mining superfund sites and related contaminated mining waters in the U.S. and globally using the Ecosphere Ozonix® technology.  The Company is currently pursuing funding opportunities for this entity.  Except for EES, all of the Company’s subsidiaries are currently inactive.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the U.S Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Plan of Operation contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

PRINCIPALS OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of Ecosphere Technologies, Inc. and its subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

NON-CONTROLLING INTEREST

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810 and accordingly, the Company presents non-controlling interests as a component of equity on its condensed consolidated balance sheets and reports non-controlling interest net (income) loss under the heading “net (income) loss applicable to non-controlling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of a money market account.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Restricted cash, which amounted to $2,140,000 as of March 31, 2011, consists of amounts held in an escrow account with a bank to provide the funds necessary to pay for the manufacturing and overhead costs of building the first two EF 60 units for Hydrozonix LLC (Hydrozonix).

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

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 6,746,173 shares of common stock exercised their cashless exercise rights and were issued 5,834,188 shares of common stock.  Further, since January 1, 2010, holders of warrants to purchase an additional 1,941,044 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,707,083 as of March 31, 2011.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2011with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.62, volatility and an expected term and a risk free interest rate as indicated in Table 1 that follows.   The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.  During the three months ended March 31, 2011, based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by $198,761which was recorded as change in derivative liability in other expense.

Table 1	Black Scholes Inputs
Warrants
As of March 31, 2011
Volatility	100.66%
Expected Term	0.69 - 3.03
Risk Free Interest Rate	0.21% - 1.29%

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
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$809,403	$—	$—	$809,403
Fair value of liability for embedded conversion option derivative instruments	—	—	—	—
Total Financial Liabilities	$809,403	$—	$—	$809,403

The following is a roll-forward for the three months ended March 31, 2011 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

Fair Value of Liability For Warrant Derivative Instruments
Balance at December 31, 2010	$610,642
Fair value of new warrants	-
Fair value of warrants exercised	-
Impact on fair value of warrant modifications	-
Change in fair value included in other (income) loss	198,761
Balance at March 31, 2011	$809,403

The Company had no non-financial assets or liabilities measured at fair value as of March 31, 2011.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable,  estimates of depreciable lives, valuation of property and equipment, valuation of construction in progress, estimates of amortization periods and impairment for intangible assets, restructuring charges,  valuation of discounts on debt, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

REVENUE RECOGNITION

In accordance with ASC 605-10, revenue from the sale of equipment is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Revenue from water-filtration contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Revenue from technology license royalties are recorded as the royalties are earned in accordance with ASC 952-605-25-12.

Some projects we undertake are based upon our providing water processing services for fixed periods of time.  Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

The Company includes shipping and handling fees billed to customers as revenues and handling costs as cost of revenues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Any ASUs which are not effective until after March 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

2.           GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the three months ended March 31, 2011, the Company incurred a net loss of approximately $3.75 million and used cash in operations of $1,223,917. At March 31, 2011, the Company had a working capital deficiency of approximately $4 million, a stockholders’ deficit of approximately $1.9 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends).  The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations. During the three months ended March 31, 2011, the Company received $2,140,000 in customer deposits, $571,664 from the exercise of options and warrants for cash and $1,575,000 from the issuance of convertible notes and warrants.  In addition, the Company’s 52.6% owned subsidiary had revenues of $2.2 million for the three months ended March 31, 2011.

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (“Hydrozonix”) to deploy its patented Ecosphere Ozonix technology in the U.S. oil and gas exploration and production industries on-shore only. As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each EF60 unit it orders. Additionally, it will pay a manufacturing fee and a license fee to EES. In turn, ETI will be the exclusive manufacturer of the EF60s and will receive its costs on a pass-through basis from EES. Also, EES will pay ETI a manufacturing fee. In addition, ETI will receive profit distributions from EES relating to its ownership of EES which will be derived from the fees and royalty payments EES receives from Hydrozonix if the first two units are accepted and additional unit orders are placed. Management believes the Agreement will provide the Company with the working capital to meet most if not all of the Company’s working capital needs. Management is currently exploring several alternatives for additional equity or debt financing either at the Parent company level or through investments into new applications of the Ozonix technology.

Although, the Company has not attained a level of revenues sufficient to support recurring expenses as of this report, based on the anticipated cash flow, revenues and profits from the Hydrozonix contract, the Company expects to have the resources to settle all previously incurred obligations. These factors, among others, have considerably reduced the substantial doubt about the Company’s ability to continue as a going concern expressed in previous filings, albeit that some doubt will remain pending the acceptance of and payment by Hydrozonix for the first two EF60s currently in production.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

3.     PROPERTY AND EQUIPMENT

During the three months ended March 31, 2011, the Company invested $90,687 in leasehold improvements and new manufacturing equipment in anticipation of the Agreement with Hydrozonix.  Depreciation for the three months ended March 31, 2011 amounted to $527,050.

4.      NOTES PAYABLE

During the three months ended March 31, 2011, the Company received $1,075,000 in exchange for convertible notes with a total principal balance of $1,075,000, plus five-year warrants to purchase 767,857 shares of common stock at an exercise price of $0.70 per share. The notes have a conversion rate of $0.70 per share and bear interest of 10% payable at the earlier of maturity or conversion.  The warrants were valued using the Black-Scholes option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%.  The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes. Because the conversion rate of the note exceeded the trading price of the Company’s common stock, there was no intrinsic value for the embedded conversion feature.

The Company also received $500,000 in exchange for a convertible original issue discount note in the amount of $550,000 plus five year warrants to purchase 392,857 shares of the Company’s common stock at an exercise price of $0.70 per share.  The note has a conversion rate of $0.70 per share. The warrants were valued using the Black-Scholes option pricing model with an expected term of 5 years, a volatility of 105.08% and a discount rate of 1.97%. The relative fair value of these warrants, $145,492, plus the original issue discount of $50,000 was recorded as debt discount and is being amortized to interest expense over the term of the note. Because the conversion rate of the notes exceeded the trading price of the Company’s common stock, there was no intrinsic value for the embedded conversion feature.

As of March 31, 2011, a note payable to a former director in the amount of $291,311 is in default for failure to make payments as agreed.  The Company is currently working with the former director to cure the default.  As of March 31, 2011, accrued interest due on this note amounted to $40,776.

A summary of notes outstanding as of March 31, 2011 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible and non-convertible note payable	$2,050,000	$(530,847)	$1,519,153
Less current portion	-	-	-
Convertible and non-convertible note payable, net of current portion	$2,050,000	$(530,847)	$1,519,153

Related parties
Convertible and non-convertible note payable	$2,427,987	$-	$2,427,987
Less current portion	2,291,311	-	2,291,311
Convertible and non-convertible note payable, net of current portion	$136,676	$-	$136,676

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

As of March 31, 2011, the restructuring reserve liability of $157,934 consists of the total initial restructuring cost of $548,090 plus an additional $50,000 reserve for future rental payments due recorded during the third quarter of 2010, less the severance costs paid to date and the net amount of lease payments made to date.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013, which are being added to the reserve since the initial reserve included a reduction for estimated sub-lease income.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

The following table summarizes the activity in the restructuring reserve during the three months ended March 31, 2011 and 2010:

Restructuring Reserve	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$181,119	$123,436
Rent payments	(44,755)	(43,207)
Sublease payment received	21,570	25,672
Balance, end of period	$157,934	$105,901

6.     REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of March 31, 2011 and December 31, 2010, there were six shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $991,619 and $985,994 at March 31, 2011 and December 31, 2010, respectively. During the three months ended March 31, 2011 no Series A preferred shares were converted into common stock.

Series B

As of March 31, 2011 and December 31, 2010, there were 322 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,956,926 and $1,936,801 at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 no Series B preferred shares were converted into common stock.

7.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of March 31, 2011.

Shares issued

Issuances of the Company’s common stock during the three months ended March 31, 2011 included the following:

Shares Issued Upon Settlement of  a Note and Accrued Interest

a)
333,333 shares of common stock were issued to settle a note and accrued interest in the amount of $66,238.  The trading value of the stock on the date of settlement was $0.48 resulting in a loss on settlement of $93,762.

Shares Issued Upon Exercise of Warrants and Options

b)	2,119,039 shares of common stock were issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.28 per share resulting in proceeds to the Company of $571,664.
c)
1,219,137 shares of common stock were issued upon the cashless exercise of 2,080,000 warrants with an exercise price of $0.28 per share based upon market prices of the Company’s common stock ranging from $0.60 to $0.68 per share.

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $53,750 for the three months ended March 31, 2011. The following table summarizes non-vested restricted stock and the related activity as of March 31, 2011:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2011	269,504		$0.89
Granted	---	$	---
Vested	---	$	---
Forfeited	---	$	---
Unvested at March 31, 2011	269,504		$0.89

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2011 was $91,250 which is expected to be recognized over the next 1.8 years.

8.	NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and  shares of common stock which may be issued upon conversion of convertible notes and convertible original issue discount notes which total 85,759,690 as of March 31, 2011, are not included in the computation of net loss per common share for the three months ended March 31, 2011 because the effect of their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

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

	For the Three Months Ended March 31,
	2011	2010
Expected volatility	104.79% - 112.58%	104.5%
Expected lives	3.0 – 5.0	2.5 years
Risk-free interest rate	1.05% - 2.06	1.22%
Expected dividend yield	None	None

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options. The risk free interest rate is based upon quoted market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends. Expected volatility in 2011 and 2010 is based on historical volatility for the expected term as it is a reasonable estimate of expected future volatility. Implied volatility was not considered as the Company does not have any traded options or warrants.  The expected terms of the options and warrants are estimated using either the option term, for non-employee options and warrants, or the simplified method for employee and director grants.

During the three months ended March 31, 2011 the Company increased the number of shares authorized under the 2006 Incentive Compensation Plan to 30 million shares and modified all outstanding options under the plan to include a cashless exercise feature.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Stock-based compensation expense related to options and warrants for the three months ended March 31, 2011 was $2,495,924.  As of March 31, 2011 there was $5,297,091 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 27 months.

Activity in the Company’s options for the three month periods ended March 31, 2011 and 2010 were as follows:

Employee Fixed Plan
	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,730,805	$0.58	11,468,736	$0.58

Granted	-	$-	-	$-

Exercised	(584,000)	$0.28	(340,000)	$0.29

Forfeited	-	$-	-	$-

Expired	(97,000)	$0.75	-	$-

Outstanding at end of period	11,049,805	$0.58	11,128,736	$0.59

Exercisable at end of period	10,705,685	$0.57	7,199,317	$0.68

Outstanding
Weighted average remaining contractual term		2.40		3.66
Aggregate intrinsic value		$1,171,123		$10,172,273
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		2.35		3.07
Aggregate intrinsic value		$1,149,030		$-

During the three months ended March 31, 2011, the Company issued 544,000 shares of common stock in exchange for $152,320 in connection with the exercise of options with exercise prices of $0.28 per share.  In addition, the Company issued 21,333 shares of common stock in connection with the cashless exercise of options to purchase 40,000 shares of common stock at an exercise price of $0.28 per share and based upon a market price of the Company’s common stock of $0.60 per share.

Employee Fixed Non-Plan
	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	42,719,462	$0.50	33,115,414	$0.45

Granted	10,000,000	$0.48	200,000	$0.43

Exercised	(554,239)	$0.24	(166,667)	$0.23

Forfeited	(750,000)	$0.82	-	$-

Expired	-	$-	-	$-

Outstanding at end of period	51,415,223	$0.53	33,148,747	$0.45

Exercisable at end of period	40,048,557	$0.50	18,965,412	$0.43

Outstanding
Weighted average remaining contractual term		3.22		3.62
Aggregate intrinsic value		$8,630,157		$34,631,268
Weighted average grant date fair value		$0.33		$0.26

Exercisable
Weighted average remaining contractual term		2.94		3.42
Aggregate intrinsic value		$7,435,157		$14,231,266

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

On January 2, 2011, the Company granted its Chief Technology Officer five-year options to purchase 9,000,000 shares of common stock at an exercise price of $0.4799 per share.  The options vested one-third upon the signing of the Hydrozonix agreement, with the remainder vesting in equal installments on each June 30th and December 31st until either the Company has delivered 16 EF 60 units to Hydrozonix  or on the second anniversary of the agreement.

On January 18, 2011, coinciding with his appointment as Chief Executive Officer, the Company issued five-year options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.48 per share.  The options vested 500,000 immediately, and the remainder vest in equal installments on June 30, 2011 and December 31, 2011, subject to the continued employment of the CEO on those dates.  In connection with the issuance, the CEO forfeited five-year options to purchase 750,000 shares of common stock at an exercise price of $0.82 which were granted to him upon his appointment as full-time Executive Chairman in August 2010.

During the three months ended March 31, 2011, the Company issued 514,239 shares of common stock in exchange for $122,320 in connection with the exercise of options with exercise prices ranging from $0.15 to $0.28 per share.  In addition, the Company issued 21,334 shares of common stock in connection with the cashless exercise of options to purchase 40,000 shares of common stock at an exercise price of $0.28 per share and based upon a market price of the Company’s common stock of $0.60 per share.

Non-Employee Fixed Non-Plan

	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,353,714	$0.33	3,803,714	$0.59

Granted	700,000	$0.64	-	$-

Exercised	(1,618,000)	$0.28	-	$-

Forfeited	-	$-	-	$-

Expired	-	$-	(300,000)	$1.02

Outstanding at end of period	1,435,714	$0.53	3,503,714	$0.55

Exercisable at end of period	1,185,714	$0.51	3,360,856	$0.56

Outstanding
Weighted average remaining contractual term		3.87		1.32
Aggregate intrinsic value		$139,143		$3,318,531
Weighted average grant date fair value		$0.50		N/A

Exercisable
Weighted average remaining contractual term		3.67		1.20
Aggregate intrinsic value		$139,143		$3,166,744

On January 5, 2011, the Company issued five-year options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share to its legal counsel for past services. The options vested immediately.

On January 20, 2011, the Company issued five-year options to purchase 500,000 shares of common stock at an exercise price of $0.65 per share to an individual as a finder’s fee related to the Hydrozonix agreement.  The options vested 50% upon the signing of the definitive agreement and the remainder vesting upon the completion of the eighth EF 60 unit, approximately one year.

During the three months ended March 31, 2011, the Company issued 418,000 shares of common stock in exchange for $117,040 in connection with the exercise of options with exercise prices of $0.28 per share.  In addition, the Company issued 705,883 shares of common stock in connection with the cashless exercise of options to purchase 1,200,000 shares of common stock at an exercise price of $0.28 per share and based upon a market price of the Company’s common stock of $0.68 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Warrants

Activity in the Company’s warrants for the three month periods ended March 31, 2011 and 2010 were as follows:

Warrants	For the Three Months Ended March 31, 2011		For the Three Months Ended March 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	19,179,489	$0.43	32,588,207	$0.51

Granted	1,160,714	$0.70	-	$-

Exercised	(1,442,800)	$0.28	(1,018,445)	$0.23

Forfeited	-	$-	-	$-

Exchanged, net	-	$-	1,558,000	$0.67

Expired	(649,400)	$0.51	(1,080,000)	$1.12

Outstanding at end of period	18,248,003	$0.46	32,047,762	$0.45

Exercisable at end of period	18,248,003	$0.46	32,047,762	$0.45

Outstanding and exercisable
Weighted average remaining contractual term		1.86		2.29
Aggregate intrinsic value		$3,792,184		$33,588,847

During the three months ended March 31, 2011, the Company issued five-year warrants to purchase 1,160,714 shares of common stock at an exercise price of $0.70 per share in connection with the issuance of convertible notes and a convertible original issue discount note to accredited investors.  The warrants are fully vested.

During the three months ended March 31, 2011, the Company issued 642,800 shares of common stock in exchange for $179,984 in connection with the exercise of warrants with exercise prices of $0.28 per share.  In addition, the Company issued 470,588 shares of common stock in connection with the cashless exercise of options to purchase 800,000 shares of common stock at an exercise price of $0.28 per share and based upon a market price of the Company’s common stock of $0.68 per share.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

Our operating entities are defined as follows:

•	ESI which we organized in April 2005 to operate our non-Ozonix water filtration system business;

•	Ecosphere Envirobotic Solutions, Inc., formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

•
EES, Inc., which we organized in November 2006, conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009, when the assets and liabilities of EES, Inc. were contributed in the formation of EES.  As of March 31, 2011, the Company has a 52.6% ownership position in EES.

Presently, our operations consist of a manufacturing facility operated within Ecosphere and our oil and gas services company which is processing water for the oil and gas industry using the Ecosphere Ozonix® technology.  This activity is conducted by EES, a 52.6% owned subsidiary that is managed by Ecosphere.

The table below presents certain financial information by business segment for the three months ended March 31, 2011:

	Ecosphere Systems Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$-	$-	$2,227,641	$2,227,641	$-	$2,227,641
Interest expense and amortization of debt discount	$-	$-	$(63,468)	$(63,468)	$(58,944)	$(122,412)
Change in fair value of liability for derivative instruments	$-	$-	$-	$-	$(198,761)	$(198,761)
Depreciation and amortization	$-	$-	$(501,907)	$(501,907)	$(26,138)	$(528,045)
Income Tax Expense	$-	$-	$-	$-	$-	$-
Net income (loss) applicable to common stock	$-	$-	$28,012	$28,012	$(3,799,662)	$(3,771,650)

Segment fixed assets & construction in process	$865,375	$25,824	$9,878,900	$10,770,099	$1,813,757	$12,583,856
Fixed asset additions (disposals) (net)	$-	$-	$464	$464	$90,223	$90,687
Total Assets	$-	$-	$10,008,923	$10,008,923	$1,312,275	$11,321,198

The table below presents certain financial information by business segment for the three months ended March 31, 2010:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals
Revenue from external customers	$-	$-	$2,100,867	$2,100,867	$-	$2,100,867
Interest expense and amortization of debt discount	$-	$-	$(119,438)	$(119,438)	$(398,498)	$(517,936)
Change in fair value of liability for derivative instruments	$-	$-	$-	$-	$(21,044,851)	$(21,044,851)
Depreciation and amortization	$(28,564)	$(245)	$(397,612)	$(426,421)	$(16,775)	$(443,196)
Income Tax Expense	$-	$-	$-	$-	$-	$-
Net income (loss) applicable to common stock	$(28,564)	$(245)	$109,395	$80,586	$(23,212,792)	$(23,132,206)

Segment fixed assets & construction in process	$865,375	$25,824	$8,564,946	$9,456,145	$1,978,523	$11,434,668
Fixed asset additions (disposals) (net)	$-	$-	$1,012,580	$1,012,580	$131,367	$1,143,947
Total Assets	$169,731	$823	$8,251,341	$8,421,895	$1,497,021	$9,918,916

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

The Company has not made its scheduled quarterly payments of $25,000 related to an unsecured note payable to a former director, bearing interest at 7%, since March 2010.  As such, the remaining balance under this note of $291,311 is in default and interest is accumulating at the default rate of 14%.   As of March 31, 2011, the Company owes accrued interest of $40,776 on this note.

On January 4, 2011, the Company issued 1,176,471 shares of common stock in connection with the cashless exercise of options to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.68 per share.  The options were collateral for a loan from a third party to the Company’s then Chief Executive Officer and were exercised by the lender to secure repayment of the loan.  Of the shares issued, 800,000 shares were issued to the lender and 376,471 shares were issued to the Company’s Chief Executive Officer.

On January 31, 2011, the Company’s Vice President of Administration was issued 42,667 shares of common stock in connection with the cashless exercise of options to purchase 80,000 shares of common stock at an exercise price of $0.28 per share and based upon a market value of the Company’s common stock of $0.60 per share.

During the three months ended March 31, 2011, the Company repaid $344,782 of notes payable to a related party that holds a noncontrolling interest in EES.

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

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions are scheduled for the Spring of 2011, but have not, as yet, occurred. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

14.	NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November 2009 EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $1,271,694 during the period from inception, July 16, 2009 through December 31, 2010, which was allocated to the other EES members in accordance with the LLC operating agreement.  During the three months ended March 31, 2011, EES reported net income of $28,012 which has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2011 and 2010:

Noncontrolling Interest in Consolidated Subsidiary
	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$10,078,306	$10,606,583
Contributions from noncontrolling members	-	-
Noncontrolling interest in (income) loss	28,012	109,395
Distributions to noncontrolling members	-	-
Balance, end of period	$10,106,318	$10,715,978

Concurrently with entering into the  Hydrozonix agreement, the EES operating agreement was amended to defer the Company’s right to preferential distributions, outlined under the original operating agreement, until such time as the noncontrolling members have received distributions equal to their original investments.

In addition, so long as Hydozonix maintains its exclusivity, the EES minority members will receive 25% of the royalties paid by Hydrozoniz before the remainder of the royalties are distributed to the Company and the  monority members in accordance to their percentage interests in EES.

15.	CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2011.  As of March 31, 2011, there were no cash equivalent balances held in corporate money market funds that are not insured.  The restricted cash balance of $2,140,000 was held in an escrow account.

At March 31, 2011, 81% of accounts receivable was from one customer and 19% was due from one other customer.

During the three months  ended March 31, 2011, two customers accounted for 83% and 17% of revenues.

During the three months ended March 31, 2011, 17% of revenues resulted from processing frac flowback water for one customer and 83% resulted from pretreating water that is being used in fracturing wells for one company.

16.	SUBSEQUENT EVENTS

On May 9, 2011, the Company entered into a new note agreement with its former director. Under the new agreement, the Company made an initial payment of $17,025 and is to make quarterly payments of $17,025 until the amount due, $340,400, is paid in full.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in Part II, Item 1A of this Report.

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

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary. EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy operating companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company secured with two oil  and gas operating companies and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix. These agreements prove the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of the technology and the identification of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site.

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

2011 Highlights

●	We began 2011 by announcing the signing of a non-binding terms sheet for the sub-license and sale of up to 16 EF 60 units to a new oil and gas service company for use onshore in the United States.

●	In March 2011, the Company signed the definitive agreements related to the non-binding terms sheet with Hydrozonix. Highlights of the agreement include:

o	An initial purchase of two EF 60 units, which upon acceptance will permit Hydrozonix to place orders for an additional 14 EF 60 units during the initial two years.

o
Hydrozonix will have the exclusive license to use the Ecosphere Ozonix® technology onshore oil and gas exploration field of use in the United States.  In order to maintain their exclusivity, in subsequent years Hydrozonix must meet certain minimum equipment purchase quantities which averages at least eight per year.

●	Revenues for the three months ended March 31, 2011 increased by $126,774 or 6% over revenues for the three months ended March 31, 2010. Gross profit increased $251,609 or 18.6%.

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

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant.  Revenue from the Ecosphere Ozonix® water-filtration contracts is earned based upon the volume of water processed plus additional contractual period based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from technology license royalties are recorded as the royalties are earned.  The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Comparison of the Three Months ended March 31, 2011 with the Three Months Ended March 31, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
			Change
	2011	2010	$	%

Revenues	$2,227,641	$2,100,867	$126,774	6%
Cost of revenues	621,699	746,534	(124,835)	-17%
Gross profit (loss)	1,605,942	1,354,333	251,609	19%
Operating expenses
Salaries and employee benefits	3,486,796	1,733,676	1,753,120	101%
Administrative and selling	329,021	433,420	(104,399)	-24%
Professional fees	561,833	168,370	393,463	234%
Depreciation and amortization	528,045	443,196	84,849	19%
Research and development	30,455	26,384	4,071	15%
Total selling general and administrative	4,936,150	2,805,046	2,131,104	76%
Loss from operations	(3,330,208)	(1,450,713)	(1,879,495)	130%
Other income (expense):
Other income (expense)	143	90	53	-59%
Gain (loss) on settlement	-	18,099	(18,099)	100%
Gain (loss) on conversion	(94,662)	-	(94,662)	-100%
Interest expense	(122,412)	(517,936)	395,524	76%
Change in fair value of derivative instruments	(198,761)	(21,044,851)	20,846,090	-99%
Total other income (expense)	(415,692)	(21,544,598)	21,128,906	-98%
Net loss	(3,745,900)	(22,995,311)	19,249,411	84%
Preferred stock dividends	25,750	27,500	(1,750)	6%
Net (loss) applicable to common stock	(3,771,650)	(23,022,811)	19,251,161	84%
Net (income) applicable to noncontrolling interest of consolidated subsidiary	(28,012)	(109,395)	(81,383)	74%
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,799,662)	$(23,132,206)	$19,332,544	-84%

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The Company’s reported a net loss applicable to Ecosphere Technologies, Inc. common stock was $3,799,662 during the three months ended March 31, 2011 as compared to a net loss applicable to common stock of $23,132,206 for the three months ended March 31, 2010.  The Company’s net loss for the three months ended March 31, 2010 was significantly impacted by the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

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

During the three months ended March 31, 2011, the market value of the Company’s common stock increased from $0.48 per share at December 31, 2010 to $0.62 per share at March 31, 2011 resulting in other expense of $198,761 related to the increase in the Company’s liability for warrant derivative instruments.    During the three months ended March 31, 2010, the market value of the Company’s common stock increased from $0.47 per share at December 31, 2009 to $1.50 per share at March 31, 2010, resulting in other expense of $21,044,851 related to the increase in the Company’s derivative liability.  The larger impact realized during the three months ended March 31, 2010 was due to a significantly larger number of derivative instruments outstanding as of March 31, 2010 as compared to March 31, 2011. The derivative liability at March 31, 2010 was based on 16,911,486 warrants outstanding plus 1,828,703 shares related to embedded conversion options as compared to 1,707,083 warrants outstanding as of March 31, 2011.

Revenues

Revenues for the three months ended March 31, 2011 increased $126,774 or 6% over the three months ended March 31, 2010.  Revenue for the three months ended March 31, 2011 consisted of 83% related to pretreating water prior to its use to fracture natural gas wells and 17% related to processing frac flowback water.  Revenue for the three months ended March 31, 2010 was generated 72% related to pretreating water prior to its use to fracture natural gas wells, 14%  from the processing of frac flowback water from natural gas wells and 14% from pilot projects processing flowback water from various oil and gas exploration sources.

Cost of Revenues

Cost of revenues amounted to $621,699 for the three months ended March 31, 2011 as compared to $746,534 for the three months ended March 31, 2010.  These costs consist of the payroll related costs of field personnel, plus parts, fuel and supplies used in support of the operations.  Cost of revenues as  percentage of revenues was 27.9% for the three months ended March 31, 2011 as compared to 35.5% for the three months ended March 31, 2010.  The higher percentage in 2010 resulted from higher support costs for pilot project operations as compared to the costs of recurring operations in 2011.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $4,936,150 compared to $2,805,046 for the three months ended March 31, 2010.  This increase resulted  (1) from an increase in salaries and employee benefits of $1.8 million which resulted from an increase in non-cash employee option expense of $1.5 million resulting from new executive options granted in December 2010 and January 2011, plus an increase of $157,000 for the addition of a new Chief Executive Officer and additional support staff in anticipation of the Hydrozonix agreement and an increase in employee insurance costs of $43,000;  (2) an increase of $393,000 in professional fees related to legal expenses surrounding the preparation of the definitive Hydrozonix agreement and $97,000 of non-cash expense related to options granted to legal counsel and a $60,000 increase is accounting and auditing fees; and (3) an increase of 85,000 in depreciation expense due to an increase in the amount of equipment used in operations.  These increases were partially offset by a decrease of $104,000 in Administrative and Selling expenses due to decrease in travel expenses of $87,000 which decreased because there were no pilot projects during the three months ended March 31, 2011 and because there were fewer corporate, engineering and manufacturing personnel needed onsite to support field operations.  In addition, facilities expense was slightly lower due to the elimination of the temporary executive offices in Texas.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Loss From Operations

Loss from operations for the three months ended March 31, 2011 was $3,330,208 compared to a loss of $1,450,713 for the three months ended March 31, 2010. The increase in the loss from operations in 2011 versus 2010 was due to the increase in operating expenses which was partially offset by the increase in gross profit as identified above.  Included in the loss from operations were non-cash expenses including stock based compensation of $2,549,672 plus depreciation and amortization of $528,045.

Interest Expense

Interest expense was $122,412 and $517,936 for the three months ended March 31, 2011 and 2010, respectively. The decline in 2011 is the result of a decrease in the average debt outstanding during Q1 2011 versus Q1 2010 and due to a reduction in the interest expense related to the current notes outstanding which resulted from a reduction in the warrant coverage, and the related debt discount, granted with the new notes. Interest expense for the three months ended March 31, 2011 included $46,000 related the accretion of discounts while interest expense for the three months ended March 31, 2010 included $143,142 related to the accretion of note discounts and $246,000 of note discount recognized upon the conversion of the notes.

Preferred Stock Dividends

Preferred stock dividends were $25,750 for the three months ended March 31, 2011 and $27,500 for the three months ended March 31, 2010. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2010 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15, the fair value of the liabilities for warrant derivative instruments and embedded conversion option feature derivative instruments are calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $809,403 as of March 31, 2011 using the Black-Scholes option pricing model.  As such, the Company recognized other expense of $198,761 for the three months ended March 31, 2011, representing the increase in the fair value of the derivative liability at March 31, 2011 as compared to the fair value at December 31, 2010.  The increase in the liability resulted primarily due to the increase in the market value of the Company’s common stock from $0.48 per share at December 31, 2010 to $0.62 per share at March 31, 2011.

The Company estimated the fair value of these liabilities to be $24,453,350 as of March 31, 2010 using the Black-Scholes option pricing model.  As a result, the Company recognized other expense of $21,044,851 for the three months ended March 31, 2010, representing the increase in the fair value of these liabilities.

If the Company’s common stock price at June 30, 2011 is higher than the $0.62 per share March 31, 2011 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at June 30, 2011 is lower than the March 31, 2011 closing price of $0.62, the Company may record other income which may be material.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $3,799,662 for the three months ended March 31, 2011, compared to a net loss applicable to common stock of $23,132,206 for the three months ended March 31, 2010.  Net loss per share of common stock was $0.03  basic and diluted for the three months ended March 31, 2011 and the net loss per share of common stock was $0.19 basic and diluted for the three months ended March 31, 2010.  Weighted average shares outstanding were 141,672,563 and 119,544,476 for the three months ended March 31, 2011 and 2010.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $1,223,917 for the three months ended March 31, 2011, compared to net cash used in operations of $945,296 for the three months ended March 31, 2010.  Cash used resulted from the net loss applicable to common stock of $3,799,662 which was offset by non-cash charges for depreciation and amortization of $528,045,  accretion of note interest of $46,182, vesting of options and restricted stock of $2,452,222, options issued for services of $97,450, a loss on settlement of a note payable and accrued interest for stock of $93,762, an increase in derivative liabilities of $198,761 and an increase in customer deposits of $2,140,000 which was offset by an increase in restricted cash of $2,140,000 related to the first Hydrozonix equipment order.  The cash generated was used to reduce accounts payable and accrued expenses $822,958.  In 2010 net loss applicable to common stock of $23,132,206 was positively impacted by non-cash compensation of $1,005,212, accretion of loan discounts generated from convertible debt with attached warrants of $143,000, depreciation expense of 443,196, a decrease in accounts receivable of $ $96,167 and an increase in non-cash other expense of $21,044,851 related to the change in the fair value of the liabilities for derivative instruments.  These positive impacts were negatively affected by a decreased in deferred revenue of $288,000 and a reduction of accounts payable and accrued liabilities of $349,160.

The Company's net cash used by investing activities was $222,515 for the three months ended March 31, 2011 compared to net cash used in investing activities of $796,582 for the three months ended March 31, 2010. In 2011, the Company invested $90,687 in equipment and leasehold improvements related to its manufacturing facility and purchased approximately $132,000 of components and materials to begin manufacturing the EF 60 units for Hydrozonix.  In 2010, the Company completed the last three of its 24 EcosFrac Units for use on the Southwestern energy contract and purchased an additional service vehicle to support field operations.

The Company’s net cash provided by financing activities was $1,765,263 for the three months ended March 31, 2011 compared to net cash provided by financing activities of $954,914 for the three months ended March 31, 2010.  The amounts in 2011 consisted of proceeds from the exercise of warrants and options of $571,664, plus proceeds from the issuance of convertible debt and warrants of $1,575,000.  These proceeds were used to make payments on related party notes of $344,782 and to repay vehicle and insurance financings of $36,619.  In 2010, the Company received proceeds from the modification of warrants of $617,168, proceeds from the exercise of warrants and options of $367,773 and $42,000 from vehicle financing.  These proceeds were used to repay insurance and vehicle financing of $61,350 and to repay capital lease of $10,677.

In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the onshore oil and gas exploration and production industry in the United States in exchange for minimum purchase commitments for the Company’s new EF60 units. Hydrozonix may purchase   up to 16 new EF60 units in the first twenty four months and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units.  The Company has begun manufacturing the first two EF 60 units.

In September 2010, the board of directors approved a convertible note offering for up to $2,000,000. Under the offering, investors receive a two year note bearing annual interest of 10% and convertible into common stock at $0.70 per share plus five year warrants to purchase common stock at $0.70 per share. The number of warrants received is equal to 50% of the principal balance divided by the conversion rate. Through the date of this filing, the Company has received $1,975,000 from eight accredited investors for this financing which was intended to pay past due vendors.

Management believes that the Hydrozonix transaction will provide revenue sufficient to maintain operations for at least the next two years assuming Hydrozonix continues to purchase units in order to maintain its exclusivity.  In addition, the Company is working to identify potential investors for its Ecosphere Explorations and Mining Services subsidiary to apply the Ecosphere Ozonix® technology to the non-energy related mining industry.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 12 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $30,455 and $26,384 for the three months ended March 31, 2011 and 2010, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including our liquidity.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict.  Our actual results may differ materially from those contemplated by the forward-looking statements.  We caution you therefore against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation, markets for smaller public companies general reluctance of businesses to utilize new technology, continued positive results in the field, Hydrozonix’ acceptance of the initial two units and Hydrozonix’ placing additional orders for EF60 units.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including those in Part II, Item 1A of this Report.   Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of March 31, 2011 was held in insured depository accounts. Our restricted cash was held in an escrow account with a bank.

Contractual obligations:
	Amounts Due
	April 2011 to March 2012	April 2012 to March 2013	Thereafter	Total

Debt principal	$2,085,125	$2,043,100	$187,175	$4,315,400
Interest on debt	206,654	456,676	-	663,330
Operating leases	298,911	209,532	14,983	523,426
Purchase orders	498,000	-	-	498,000
	$3,088,690	$2,709,308	$202,158	$6,000,156

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  There are currently no such pending proceedings to which we are a party that our management believes will have a material adverse effect on the Company’s consolidated financial position or results of operations.  However, future events or circumstances, currently unknown to management, will determine whether the resolution of pending or threatened litigation or claims will ultimately have a material effect on our consolidated financial position, liquidity or results of operations in any future reporting periods.

ITEM 1A.  RISK FACTORS.

The Company is filing this report for its fiscal quarter ended March 31, 2011 with a determination that we have become an “accelerated filer” after having been a “smaller reporting company” for Exchange Act reporting purposes. Since the Company filed its Form 10-K for the year ended December 31, 2010 in accordance with smaller reporting company scaled reporting requirements, and reflected such status as a smaller reporting company in the disclosure it provided in that Annual Report, we did not previously present the Risk Factor disclosures under this Item 1A. As such, the Company is presenting the requirements of this section in full herein.

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

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt if anticipated sales levels are not achieved and absent obtaining adequate new debt or equity financing (if needed).

We incurred net losses applicable to common stock of approximately $3.8 million for the three months ended March 31, 2011 and $22.2 million for the year ended December 31, 2010.  We have a significant working capital deficiency, and have not yet reached a profitable level of operations, all of which raise some doubt about our ability to continue as a growing concern.  Our continued existence is partly dependent upon generating working capital.  Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

If the EF60s we are required to deliver to our new sublicensee do not meet the required specifications, or if our sublicensee otherwise determines at any time to not order additional units, we could face future liquidity issues and our stock price may  fall as a consequence.

Our March 21, 2011,  Agreement with Hydrozonix LLC will, if we  successfully manufacture the EF 60s and if Hydrozonix LLC is able to successfully market and sell the units and deploy them in servicing oil and gas drillers, reduce our working capital risks, permit us to pay our past due vendors and provide positive cash flow. We expect to deliver the initial two EF60s by August 2011.  The EF60 is our new Ozonix® unit in a smaller footprint.  The EF60 is required to meet certain requirements and performance specifications that have been agreed with our customers and partners.  If we fail to meet these specifications and/or Hydrozonix LLC does not order additional units, Hydrozonix LLC will lose the exclusivity provisions of the agreement but may continue to purchase units. In the event of this, we may incur material and adverse effects including:

•	The loss of anticipated revenue and manufacturing and licensing fees due to the Company and its 52.6 percent subsidiary, EES as well as possible royalties due EES;
•	Potential future liquidity problems similar to those previously discussed by us in our prior Form 10-Ks;
•	Negative perceptions with existing and future customers from the disclosure of any problems with Hydrozonix LLC;
•	Declines in our stock price from the disclosure of any problems with Hydrozonix LLC; and
•	Increase in operating losses.

If Hydrozonix orders in excess of the purchase commitment, the Company may be unable to increase its manufacturing production sufficiently to meet such orders which would adversely affect our potential results of operations.

In order to maintain exclusivity, Hydrozonix is required to purchase a minimum of eight Ozonix units per year.  If demand warrants, Hydrozonix management may substantially increase its purchase order if the initial two units operate as expected.  If Hydrozonix orders more units than the Company is able to manufacture, the Company may be unable to timely manufacture and deliver the units as required.  Further, if Hydrozonix substantially increases its orders, we may be unable to increase our production and manufacture additional units at an acceptable profit margin.  If we fail to meet the purchase commitments under the Agreement, Hydrozonix would be required to purchase all units we can manufacture and would have the right to obtain another manufacturer to produce all units the Company cannot manufacture in which event Hydrozonix will still be required to pay sublicense fees and royalties, if any.  Our failure to satisfy these orders may prevent us from maximizing our potential growth and revenue objectives and adversely affect our business.

If the current prices of natural gas decrease to low levels, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our EES subsidiary’s Ozonix® business.

In early 2008, with high prices for natural gas, energy companies began profitably drilling for natural gas in previously unexplored and unproduced shale formations.  The completions operations rely on enormous supplies of clean water.  Much of the water used in completing gas wells in shale areas and the resultant water that flows back in a polluted state creates an opportunity for our Ecosphere Ozonix® oil and gas business.  Horizontal drilling and completion in shale reservoirs is very expensive; however, if prices for natural gas are sufficiently high this expense can be justified.  If current prices decline, horizontal drilling and completion may not be as cost-effective and may adversely affect our Ecosphere Ozonix® oil and gas business.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

If we or our partners are unable to generate material service or licensing revenue in the short term, we will continue to have negative cash flows.

We are presently relying upon revenue from our Ozonix® systems to fund non-manufacturing operations.   If we or our partners are unable to deploy additional Ecosphere Ozonix® systems, we will not derive material service or related manufacturing revenues and royalties.  In that event, our future results of operations and financial condition will be adversely affected.  Like any new technology, repeat orders from a customer provide credibility for a technology and encourage other customers to consider using the technology.

Although we believe EES has the only robust chemical free solution for treating water including frac flowback water and produced water stemming from the production of oil and gas wells, we face severe competition from leading oilfield services contractors which may adversely affect our future results of operations and financial condition.

Recently leading oilfield services contractors have introduced and indicated intentions to introduce solutions that reduce chemicals used in hydraulic fracturing.  These processes use ultraviolet light and/or other techniques in contrast to our patented Ozonix® process.  Some of these companies represent significant competition because  they  are well positioned in the oilfield services business which may provide them with the advantage of selling an additional service. Thus, some of them have substantially greater financial, technical and other resources and present a significant competitive threat.  We cannot assure you that the Company will be able to effectively compete with such companies or that we may not experience “predatory pricing” or other competitive actions that may interfere with our or our partners ability to fairly compete.

Because our Ecosphere Ozonix® systems are designed to provide a solution which competes with existing methods, we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Ecosphere Ozonix® systems are designed to provide a solution to environmental challenges created by contaminated water.  Specifically, we believe it can provide a solution to the disposal of wastewater in the oil and gas, mining, marine, coal and other industries.  Currently, large and well-capitalized companies provide services in these areas.  These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies.  This reluctance is increased when potential customers make significant capital investments in competing technologies.  Because of these obstacles, we may face substantial barriers to commercializing our business.

If chemical companies engage in predatory pricing, we may lose customers, which could materially and adversely affect us.

In the gas well completion business, oilfield service companies have traditionally used chemicals to clean the water used to hydraulically fracture wells by destroying bacteria and eliminating metal residues.  The chemical companies represent a significant competitive factor.  The chemical companies which supply chemicals to oilfield service companies may, in order to maintain their business relationships, drastically reduce their price and seek to undercut the pricing that we can realistically charge for our services.  While predatory pricing that is designed to drive us out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Because we commercialized our Ecosphere Ozonix® business in 2009, it is subject to all of the risks inherent in a new business.

Our Ecosphere Ozonix® business is subject to a number of risks, including:

•	Our ability to convince customers to use our services;

•	Our ability to finance the units;

•	Our ability to operate units that are built; and

•	Our ability to manage the operations of our Ecosphere Ozonix® systems at multiple locations.

These risks are substantially mitigated by the agreement with Hydrozonix with their ability to address all of these issues.  However, although Hydrozonix has demonstrated the financial strength to finance the units, they are currently in the start-up phase of their operations and as such, until they secure additional business, accept the first two EF60 units and place orders for additional EF60 units, these risk factors will remain.

If we do not achieve broad market acceptance of our clean technology products, we may not be successful.

Although all of our products and services serve existing needs, our delivery of these products and services is unique and subject to broad market acceptance.  As is typical of any new product or service, the demand for, and market acceptance of these products and services are highly uncertain.  We cannot assure you that any of our products and services will be commercialized on a widespread basis.  The commercial acceptance of our products and services may be affected by a number of factors, including the willingness of operators in the natural gas industry and in other industries to use the Ecosphere Ozonix® system for wastewater.

If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

The growth strategy reflected in our business plan may not be achievable or may not result in profitability.

The growth strategy reflected in our business plan may not be able to be implemented rapidly enough or at all for us to achieve profitability.  Our growth strategy is dependent on several factors, such as our ability to respond to the technological needs of our customers and others in the markets in which we compete and a degree of market acceptance of our products and services.  We cannot assure you the potential customers we or our partners intend to target will purchase our products or services in the future or that if they do, our revenues and profit margins will be sufficient to achieve profitability.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In the past, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

•	Our receipt of orders from existing and new customers;
•	The acceptance of the first two EF60 units and subsequent ordering of additional units by our partners
•	The timely availability of components from our suppliers for Ecosphere Ozonix® systems;
•	Operating results from our Ecosphere Ozonix® units and the announcement of future agreements for our Ecosphere Ozonix® units;
•	Our raising working capital (if necessary) and any associated costs which will be charged as expenses to our future results of operations;
•	Our continued ability to develop new technologies;
•	Pricing pressures;
•	General economic and political conditions;
•	Our ability to finance new subsidiaries;
•	Sales of assets or technologies similar to the October 2007 sale of the intellectual property and related assets of our ship stripping technology.

As a result of these and other factors, we have experienced, and may continue to experience, fluctuations in revenues and operating results.  As a consequence, it is possible that fluctuations in our future operating results may cause the price of our common stock to rise or fall in a manner that is inconsistent with the information that we currently have and that is publicly disclosed.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

If we cannot manage our growth effectively, we may not become profitable.

Businesses which grow rapidly often have difficulty managing their growth.  We have been growing rapidly.  If this growth continues, we will need to expand our management by recruiting and employing experienced executives and key employees capable of providing the necessary support. We cannot assure you that our management will be able to manage our growth effectively or successfully.  Our failure to meet these challenges could cause us to lose money, and your investment could be at risk.

Because our business model is centered on partnering with third parties, we will not be able to control key aspects of the commercialization of our business, which can adversely affect our future results of operations.

Our business model is to invent and develop technologies and once we prove that they are commercially viable, we partner with larger and financially stable companies, which would operate with our technology in the marketplace.  Thus our ability to commercialize our future business will be dependent upon third parties which we will not be in a position to completely control and, as a result, we could be adversely affected if the third parties do not pursue their agreements with us in the manner we anticipate.

If environmental laws and rules change or if existing environmental regulators preclude the use of hydraulic fracturing, we will be materially and adversely affected.

EES’ business relies upon supplying chemical free solutions for cleaning the large amounts of water used in horizontal well completion operations.  Objections have been raised by some landowners and governments including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with well completion operations that utilize hydraulic fracturing.  Although we believe that EES has a chemical free solution which should result in increased business, we cannot assure you that legislation or rules will be passed or action taken by environmental authorities that will preclude the use of hydraulic fracturing.  For example, in Quebec, Canada where horizontal drilling well completion operations that utilize hydraulic fracturing has yet to occur, the government in March 2011 announced a ban. In addition, regulators in Pennsylvania have ordered natural gas operating companies to cease dumping polluted water into streams and other water supplies. While this may open significant opportunities for our EES subsidiary, we cannot assure you natural gas well operators will use the Company’s Ozonix technology which eliminates chemicals. If this were to occur throughout the United States and natural gas well operators do not use Hydrozonix LLC services, the demand for EES’ services may be eliminated or substantially reduced.  In that case, we will be materially and adversely affected.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

If we are unable to protect our proprietary technology, our business could be harmed.

Our intellectual property, including patents, is our key asset.  In addition to our existing patents, we have filed United States patent applications covering certain technologies.  If one or more patents are not issued by the United States, the value of our other technologies could be materially reduced.  Competitors may also be able to design around our patents and to compete effectively with us.  The cost to prosecute infringements of our intellectual property or the cost to defend our products against patent infringement or other intellectual property litigation by others could be substantial.  We cannot assure you that:

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

If patent reform legislation is enacted into law, it may make challenges to our patents easier, may increase the likelihood that we will be sued or our patents challenged, subject us to extraordinary legal expenses and risk a ruling that one or more of our patents are invalid.

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

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

•	Our failure to continue to generate increasing revenues;

•	The loss of key personnel;

•	Our failure to achieve and maintain profitability;

•	Actual or anticipated variations in our quarterly results of operations;

•	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;

•	The loss of major customers or product or component suppliers;

•	The loss of significant business relationships;

•	Our failure to meet financial analysts’ performance expectations;

•	Changes in earnings estimates and recommendations by financial analysts;

•	Short selling activities; or

•	Changes in market valuations of similar companies.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted.  A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

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

If the holders of our outstanding warrants and options exercise their securities into common stock, we will issue up to 82,148,745 shares, which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of May 6, 2011, we had 142,421,093 shares of our common stock outstanding.  We have 18,248,003 warrants to purchase shares of common stock and 63,900,742 stock options and $2,050,000 in notes convertible into 2,928,571 shares.  If the holders of the securities described in this risk factor exercise and convert their securities, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

An investment in Ecosphere may be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund its strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which would result in dilution to investors.  We cannot assure you that we will be successful in raising additional capital.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers, directors and one employee own approximately 10,500,000 shares of our common stock or 7.4% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding options held by them, they beneficially own approximately 45,000,000 shares or 25.4%.  If all of our equity equivalents outstanding as of March 31, 2011 were exercised, we would have 228,180,783 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

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

As of March 31, 2011, we had 142,421,093 shares of common stock outstanding of which our directors and executive officers own approximately 3.8 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of Ecosphere, who has held restricted common stock for at least six-months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

An affiliate of Ecosphere may sell after six months with the following restrictions:

(i)	we are current in our filings,

(ii)	certain manner of sale provisions, and

(iii)	filing of Form 144.

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

Because of the increasing availability of data through online media, information is published about the company that may contain inaccurate or misleading statements.

It is becoming increasingly evident that certain information about the Company, its officers and directors, operations, financials and other material data is regularly being “published” on bulletin boards, message boards, stock websites and other media outlets.  This information is often misleading or factually inaccurate and may lead an investor to draw certain conclusions that are inconsistent with the information made public in press releases and public filings by the company.  Reliance on this type of information without independent corroboration may lead an investor in our common stock to make decisions (either buy or sell) that they may not otherwise have made and result in substantial losses or missing potential gains. Ecosphere cannot assure investors that this type of information will not continue to be published in various electronic media and cautions all investors to do their own due diligence to verify the veracity of all independent claims (both positive and negative).

ECOSPHERE TECHNOLOGIES AND SUBSIDIARIES

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

            In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Investors (1)	1/4/2011 through 3/21/2011	$1,625,000 10% two-year notes convertible at $0.70 per share and 1,160,174 five-year warrants exercisable at $0.70 per share	Investment
Option Holder (2)	1/4/2011	1,176,471 shares of common stock	Cashless exercise of 2,000,000 stock options exercisable at $0.28 per share
Note Holder (2)	1/5/2011	122,857 shares of common stock	Conversion of note at $0.70 per share
Note Holder (2)	1/10/2011	333,333 share of common stock	Conversion of note at $0.15 per share
Warrant Holder (1)	1/13/2011	537,084 shares of common stock	Exercise of 230,834 warrants exercisable at $0.25 per share and 306,250 warrants exercisable at $0.15 per share.
Option Holders (3)	1/13/2011 through 1/14/2011	428,600 shares of common stock	Exercise of stock options at $0.28 per share
Option Holders (1)	1/19/2011 through 2/2/2011	214,200 shares of common stock	Exercise of stock options at $0.28 per share

(1)           Exemption under Section 4(2) of the Act and Rule 506 thereunder.
(2)           Exemption under Section 3(a)(9) of the Act.
(3)           Exemption under Section 4(2) of the Act.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.    (REMOVED AND RESERVED).

ITEM 5.    OTHER INFORMATION.

None

ITEM 6.    EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
4.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.1	Summary of Employment Arrangement - Vinick*				Filed
10. 2	Summary of Employment Arrangement - McGuire*	10-K	3/16/11	10.2
10.3	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**				Filed**
10.4	Southwestern Energy Services Agreement**	10-Q	8/16/10	10.16
10.5	Newfield Exploration Services Agreement**	10-Q	8/16/10	10.17
10.6	EES Side Letter Agreement - Hydrozonix**				Filed**
10.7	Second Amendment to EES LLC Agreement**				Filed**
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

* Management compensatory agreement.

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

ECOSPHERE TECHNOLOGIES, INC.

May 10, 2011	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer (Principal Executive Officer)

May 10, 2011	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer (Principal Financial Officer)