Form 10-Q
period 2011-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2011-08-09
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at August 5, 2011
Common Stock, $0.01 par value per share	145,063,817 shares

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
Current Assets
Cash	$439,453	$46,387
Restricted cash	323,125	-
Accounts receivable	757,028	703,475
Prepaid expenses and other current assets	151,363	46,151
Total current assets	1,670,969	796,013
Property and equipment, net	7,208,777	7,729,721
Construction in progress	4,074,353	389,558
Patents, net	44,154	46,145
Deposits	27,645	22,205
Total assets	$13,025,898	$8,983,642

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current Liabilities
Accounts payable	$1,377,111	$1,953,798
Accounts payable - related parties	-	15,093
Accrued liabilities	612,462	917,872
Vehicle financing	62,629	69,566
Insurance premium financing contract	67,861	-
Equipment financing - current portion	32,957	-
Due to affiliate	2,000	2,000
Customer deposit	4,300,000	-
Notes payable – related parties (net of discount) – current portion	2,073,375	2,636,093
Notes payable – third parties (net of discount) – current portion	-	50,000
Fair value of liability for warrant derivative instruments	607,490	610,642
Total current liabilities	9,135,885	6,255,064
Restructuring reserve	145,534	181,119
Equipment financing - less current portion	156,547	-
Notes payable - related parties - less current portion	136,676	136,676
Notes payable - third parties – less current portion	1,591,578	313,722
Total Liabilities	11,166,220	6,886,581

Redeemable convertible cumulative preferred stock series A
11 shares authorized; 6 shares issued and outstanding at June 30, 2011 and December 31, 2010, $25,000 per share redemption amount plus dividends in arrears ($1,147,244 at June 30, 2011)	1,147,244	1,135,994

Redeemable convertible cumulative preferred stock series B
484 shares authorized; 322 shares issued and outstanding at June 30, 2011 and December 31, 2010, $2,500 per share redemption amount plus dividends in arrears ($2,782,052 at June 30, 2011)	2,782,052	2,741,802

Commitments and Contingencies (Note 13)

Ecosphere Technologies, Inc. Stockholders’ Deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 144,506,497 and 137,430,786 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,445,065	1,374,307
Common stock issuable, $0.01 par value, 407,320 and 1,347,915 issuable at June 30, 2011 and December 31, 2010, respectively	4,073	13,480
Additional paid-in capital	101,723,045	96,778,394
Accumulated deficit	(115,633,905)	(110,025,222)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(12,461,722)	(11,859,041)
Noncontrolling interest in consolidated subsidiary	10,392,104	10,078,306
Total stockholders' deficit	(2,069,618)	(1,780,735)
Total liabilities, redeemable convertible cumulative preferred stock, and stockholders’ deficit	$13,025,898	$8,983,642

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$2,367,543	$2,138,386	$4,595,184	$4,239,253

Cost of revenues	802,558	792,236	1,424,257	1,538,770

Gross profit	1,564,985	1,346,150	3,170,927	2,700,483

Operating expenses
Selling, general and administrative	3,100,049	3,082,364	8,036,199	5,887,410
Total operating expenses	3,100,049	3,082,364	8,036,199	5,887,410

Loss from operations	(1,535,064)	(1,736,214)	(4,865,272)	(3,186,927)

Other income (expense):
Other income	290	152	433	242
Gain (loss) on conversion, net	-	(115,505)	(94,662)	(133,604)
Interest expense	(189,084)	(327,394)	(311,496)	(845,330)
Change in fair value of derivative instruments	174,873	7,009,612	(23,888)	(14,035,239)
Total other income (expense)	(13,921)	6,566,865	(429,613)	(15,013,931)

Net income (loss)	(1,548,985)	4,830,651	(5,294,885)	(18,200,858)

Preferred stock dividends	(25,750)	(26,250)	(51,500)	(53,750)

Net income (loss) applicable to common stock	(1,574,735)	4,804,401	(5,346,385)	(18,254,608)

Less: Net (income) loss applicable to non-controlling interest in consolidated subsidiary	(285,786)	(83,315)	(313,798)	(192,710)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(1,860,521)	$4,721,086	$(5,660,183)	$(18,447,318)

Net income (loss) per common share applicable to Ecosphere Technologies, Inc. common stock
Basic	$(0.01)	$0.04	$(0.04)	$(0.15)
Diluted	$(0.01)	$0.03	$(0.04)	$(0.15)

Weighted average number of common shares outstanding
Basic	143,472,955	130,212,522	142,577,732	124,907,969
Diluted	143,472,955	170,733,321	142,577,732	124,907,969

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	$(5,660,183)	$(18,447,318)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Accrued preferred stock dividends	51,500	53,750
Depreciation and amortization	1,062,142	922,345
Accretion of discount on notes payable	118,607	538,712
Loss on settlement of note and accrued interest for common stock	93,762	19,604
Shares issued for setttlement	-	114,000
Stock-based compensation expense	3,645,597	1,896,553
Stock options issued for services	97,450	-
Expense of warrant modification	-	93,735
Increase in fair value of warrant derivative liability	23,888	10,020,019
Increase in fair value of embedded conversion option derivative liability	-	4,015,220
Restricted stock vesting	107,500	-
Changes in operating assets and liabilities	-	-
(Increase) decrease in accounts receivable	(53,553)	27,624
Decrease in prepaid expenses and other current assets	45,840	43,355
(Increase) in deposits	(5,440)	(12,006)
(Increase) in restricted cash	(323,125)	-
(Increase in construction in progress	(3,684,795)	-
Increase in accounts payable	(576,687)	80,687
Increase (decrease) in accounts payable - related parties	(15,093)	32,082
(Decrease) in restructuring reserve	(35,585)	(44,337)
Increase in customer deposits	4,300,000	-
Increase (decrease) in deferred revenue	-	(576,000)
Increase (decrease) in accrued liabilities	(240,083)	45,782
Noncontrolling interest in income (loss) of consolidated subsidiary	313,798	192,710
Net cash (used in) operating activities	(734,460)	(983,483)

INVESTING ACTIVITIES:
Redemption of restricted cash	-	425,000
Construction in process purchases	-	(100,128)
Purchase of property and equipment	(539,207)	(1,800,828)
Net cash (used in) investing activities	(539,207)	(1,475,956)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes payable and warrants	1,575,000	-
Proceeds from modifications of warrrants for cash	-	756,968
Proceeds from warrant and option exercises	604,164	1,020,321
Proceeds from vehicle financing	-	42,000
Proceeds from equipment financing	189,504	-
Repayments of notes payable and insurance financing	(83,191)	(96,882)
Repayments of notes payable to related parties	(611,807)	(286,258)
Repayments of vehicle financing	(6,937)	(5,697)
Principal payments on capital leases	-	(13,080)
Net cash provided by financing activities	1,666,733	1,417,372
Net increase (decrease) in cash	393,066	(1,042,067)
Cash, beginning of period	46,387	1,089,238
Cash, end of period	$439,453	$47,171

The accompanying uaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
Supplemental Cash Flow Information:	2011	2010

Cash paid for interest	$124,835	$124,388
Cash paid for income taxes	$—	$—

Non-Cash Investing and Financing Activities:

Accrued preferred stock dividends	$51,500	$53,750
Conversion of convertible notes to common stock	$—	$1,986,667
Converion of related party accrued interest to note principal	$49,089	$—
Conversion of related party debt to common stock	$—	$539,948
Discount related to warrants issued with convertible debt	$415,751	$—
Reduction of derivative liability for embedded conversion options from conversion of convertible notes and debentures	$—	$5,100,128
Insurance premium finance contract recorded as prepaid asset	$151,052	$—
Reduction of derivative liability for warrant derivative instruments from warrants exercises and modifications	$27,040	$14,571,170
Common stock issued as settlement of note and accrued interest	$66,328	$30,462
Common stock issued in payment of services and accounts payable	$—	$60,518
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$25,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$62,500

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

1.	NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND BASIS OF PRESENTATION

We were incorporated in April 1998 in Florida. We reincorporated on September 8, 2006, in Delaware under the name Ecosphere Technologies, Inc. (“Ecosphere”, “we”, “us”, “our” or the “Company”). Ecosphere is a diversified water engineering, technology licensing, manufacturing  and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company’s environmental services and technologies can be licensed for use  in large-scale and sustainable applications across industries, nations and ecosystems.

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere Technologies, Inc. (ETI), its 90%-owned subsidiary, Ecosphere Systems, Inc. (“ESI”), its 52.6% owned subsidiary Ecosphere Energy Services LLC (“EES”), and its wholly-owned subsidiaries Ecosphere Envirobotic Solutions, Inc. (“UES”) and Ecosphere Exploration and Mining Services LLC (“EEMS”).  ESI was formed during the first quarter of 2005 to market the Company’s mobile water filtration technologies for disaster relief, homeland security and military applications. UES was formed in October 2005 to pursue the sale of UHP robotic coating removal equipment and technology and to perform contract services in the maritime coating removal industry that ultimately demonstrated the capabilities of the underlying water treatment technologies the Company continues to develop. Ecosphere Energy Solutions, Inc. (“EES Inc.”)  was organized in November 2006.  It developed and marketed water processing systems to the oil and gas exploration and production industry using the Company’s patented Ecosphere Ozonix® process.  In November 2008, the Company changed the name of EES, Inc. to Ecosphere Energy Services, Inc.   In July 2009, the Company contributed the assets and liabilities of EES, Inc. in exchange for an initial 67% share of EES, a new LLC formed in July 2009, and EES Inc. ceased operations. In November 2009 EES sold additional ownership interests in EES reducing the Company’s holding to 52.6%.  EEMS was formed in March 2010 to treat mining wastewaters and related contaminated mining waters in the U.S. and globally using the Ecosphere Ozonix® technology.  The Company is currently pursuing funding and licensing opportunities for this entity.  Except for EES, all of the Company’s subsidiaries are inactive.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

NON-CONTROLLING INTEREST

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC 810-10 and accordingly, the Company presents non-controlling interests as a component of equity on its condensed consolidated balance sheets and reports non-controlling interest net (income) loss under the heading “net (income) loss applicable to non-controlling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

CASH AND CASH EQUIVALENTS

For the purposes of the statements of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents consist of a money market account.

Restricted cash, which amounted to $323,125 as of June 30, 2011, consists of amounts held in an escrow account with a bank to provide the funds necessary to pay for the manufacturing and overhead costs of building the first two EcosFrac units for Hydrozonix LLC (Hydrozonix).

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

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 6,746,173 shares of common stock exercised their cashless exercise rights and were issued 5,834,188 shares of common stock.  Further, since January 1, 2010, holders of warrants to purchase an additional 2,007,710 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,640,417 as of June 30, 2011.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

 The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at June 30, 2011 with the Black-Scholes option pricing model using the closing price of the Company’s common stock, $0.54, volatility and an expected term and a risk free interest rate as indicated in Table 1 that follows.   The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.  During the three months ended June 30, 2011, based upon the decrease in the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $174,873 which was recorded as change in derivative liability in other income.

Table 1	Black Scholes Inputs
Warrants
	As of March 31, 2011	As of June 30, 2011

Volatility	100.66%	74.24%
Expected Term	0.69 - 3.03	0.44 - 2.78
Risk Free Interest Rate	0.21% - 1.29%	0.08% - 0.73%

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing Black-Scholes option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$607,490	$—	$—	$607,490
Fair value of liability for embedded conversion option derivative instruments	—	—	—	—
Total Financial Liabilities	$607,490	$—	$—	$607,490

The following is a roll-forward for the six months ended June 30, 2011 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

Fair Value of Liability For Warrant Derivative Instruments
Balance at December 31, 2010	$610,642
Fair value of new warrants	-
Fair value of warrants exercised	(27,040)
Impact on fair value of warrant modifications	-
Change in fair value included in other loss	23,888
Balance at June 30, 2011	$607,490

The Company had no non-financial assets or liabilities measured at fair value as of June 30, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

REVENUE RECOGNITION

In accordance with ASC 605-10, revenue from the sale of equipment and sub-license fee revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Revenue from water-treatment contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Any ASUs which are not effective until after June 30, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

2.	GOING CONCERN

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations. During the six months ended June 30, 2011, the Company incurred a net loss of approximately $5.7 million and used cash in operations of $734,460.  At June 30, 2011, the Company had a working capital deficiency of approximately $7.5 million, a stockholders’ deficit of approximately $2.1 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for approximately $3.9 million (including accrued dividends).   The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations.  During the six months ended June 30, 2011, the Company received $4.3 million in deposits by a customer, $604,164 from the exercise of options and warrants for cash and $1,575,000 from the issuance of convertible notes and warrants.   In addition, the Company’s 52.6% owned subsidiary had revenues of approximately $4.6 million for the six months ended June 30, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix LLC (a strategic alliance between the principals of Ely & Associates, Inc., Phillips and Jordan, Inc., and Siboney Contracting Company) (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industries on-shore only. As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each EF 60 unit it orders. Additionally, it will pay a manufacturing fee and a license fee to EES. In turn, ETI will be the exclusive manufacturer of the EF 60s and will receive its costs on a pass-through basis from EES. Also, EES will pay ETI a manufacturing fee. In May 2011, Hydrozonix approved a change order to increase the flow rate of the units being produced.  The new units will be called EF 80s as each unit will be capable of processing 80 barrels per minute as compared to the 60 barrels per minute processed by the EF 60's. In addition, ETI will receive profit distributions from EES relating to its ownership of EES which will be derived from the fees and royalty payments EES receives from Hydrozonix when the first two units are accepted and additional unit orders are placed. Since the EF 80 employs the same Ozonix® technology as the units that have successfully processed water for oil and gas exploration companies over the past two years on over 400 wells, EES believes the likelihood of Hydrozonix accepting the EF 80 units is good, but not certain. Management believes the Agreement will provide the Company with the working capital to meet most, if not all, of the Company’s working capital needs. Management is currently exploring several alternatives for additional equity or debt financing either at the Parent company level or through investments in subsidiaries formed to apply the Ozonix® technology to new industrial wastewater applications.

Although, the Company has not attained a level of revenues sufficient to support recurring expenses as of this report, based on the anticipated cash flow, revenues and profits from the Hydrozonix contract, the Company expects to have the resources to settle all previously incurred obligations. These factors, among others, have considerably reduced the substantial doubt about the Company’s ability to continue as a going concern expressed in previous filings, albeit that some doubt will remain pending the acceptance of and payment by Hydrozonix for the first two EF80s currently in production.  It is anticipated that such acceptance and payment of final amounts due will occur in September 2011 after the units are tested in the field.

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

During the six months ended June 30, 2011, the Company invested approximately $350,000 in leasehold improvements and new manufacturing equipment to support the manufacturing process for the new Agreement with Hydrozonix, plus approximately $190,000 for other equipment upgrades. The Company obtained equipment financing of $189,504 for the new manufacturing equipment which bears annual interest of 6.5% to 6.75% and is payable over 5 years. Depreciation for the six months ended June 30, 2011 amounted to $1,060,152.

4.	NOTES PAYABLE

During the six months ended June 30, 2011, the Company received $1,075,000 in exchange for convertible notes with a total principal balance of $1,075,000, plus five-year warrants to purchase 767,857 shares at an exercise price of $0.70 per share.  The notes have a conversion rate of $0.70 per share and bear interest of 10% payable at the earlier of maturity or conversion.  The warrants were valued using the Black-Scholes option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%.  The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes. Because the conversion rate of the note exceeded the trading price of the Company’s common stock, there was no intrinsic value for the embedded conversion feature.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

In May 2011, the Company renegotiated a note payable with a former director, which removed the previous interest rate and extended the maturity date of the prior note, resulting in a new note agreement. Under the new agreement, the Company made an initial payment of $17,025 and is required to make quarterly payments of $17,025 until the amount due, $340,400 (consisting of original principal of $291,311 plus accrued interest of $49,089), is paid in full.  The renegotiation of the note was accounted for as a troubled debt restructuring in accordance with ASC 470-60-15.  The carrying amount of the note was not affected as it did not exceed the total future cash payments.

A summary of notes outstanding as of June 30, 2011 is as follows:

	Principal	Unamortized Discount	Debt, Net of Discount
Unrelated parties
Convertible and non-convertible notes payable	$2,050,000	$(458,422)	$1,591,578
Less current portion	-	-	-
Convertible and non-convertible notes payable, net of current portion	$2,050,000	$(458,422)	$1,591,578

Related parties
Convertible and non-convertible notes payable	$2,210,051	$-	$2,210,051
Less current portion	2,073,375	-	2,073,375
Convertible and non-convertible note payable, net of current portion	$136,676	$-	$136,676

5.	RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

As of June 30, 2011, the restructuring reserve liability of $145,534 consists of the total initial restructuring cost of $548,090 plus an additional $50,000 reserve for future rental payments due recorded during the third quarter of 2010, less the severance costs paid to date and the net amount of lease payments made to date.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013, which are being added to the reserve since the initial reserve included a reduction for estimated sub-lease income.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The following table summarizes the activity in the restructuring reserve during the six months ended June 30, 2011 and 2010:

Restructuring Reserve	For the Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$181,119	$123,436
Rent payments	(100,298)	(100,815)
Sublease payment received	64,713	56,478
Balance, end of period	$145,534	$79,099

6.	REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

As of June 30, 2011 and December 31, 2010, there were six shares of Series A Redeemable Convertible Cumulative Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $25,000 per share plus accrued dividends.  The shares may be redeemed at the option of the holder only upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 24,000 common shares. Accrued dividends totaled $997,244 and $985,994 at June 30, 2011 and December 31, 2010, respectively. During the six months ended June 30, 2011 no Series A preferred shares were converted into common stock.

Series B

As of June 30, 2011 and December 31, 2010, there were 322 shares of Series B Redeemable Convertible Cumulative Preferred Stock outstanding, respectively. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends, and the shares became redeemable at the option of the holder in September 2002 at $2,500 per share plus accrued dividends.  The shares may be redeemed at the option of the holder only upon the occurrence of a change in control of the Company, by the transfer of greater than 50% of the Company’s common stock.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,977,501 and $1,936,801 at June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011 no Series B preferred shares were converted into common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

7.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of June 30, 2011.

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
c)
1,219,137 shares of common stock were issued to a related party upon the cashless exercise of 2,080,000 options with an exercise price of $0.28 per share based upon market prices of the Company’s common stock ranging from $0.60 to $0.68 per share.

Issuances of the Company’s common stock during the three months ended June 30, 2011 included the following:

Shares Issued Upon Exercise of Warrants and Options

a)	216,666 shares of common stock were issued upon exercise of warrants and options at an exercise price of $0.15 per share resulting in proceeds to the Company of $32,500.
b)
2,122,833 shares of common stock were issued to a related party upon the cashless exercise of 3,997,000 options with exercise prices of between $0.15 and $0.30 per share based upon a market price of the Company’s common stock of $0.54 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The Company recognized share-based compensation expense related to restricted stock grants, issued per the terms of the 2006 Equity Incentive Plan of $107,500 for the six months ended June 30, 2011. The following table summarizes non-vested restricted stock and the related activity for the six months ended June 30, 2011:

	Shares	Weighted Average Grant-Date Fair-Value
Non-vested at January 1, 2011	269,504		$0.89
Granted	---	$	---
Vested	153,225		$1.24
Forfeited	---	$	---
Non-vested at June 30, 2011	116,279		$0.43

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2011 was $37,500 which is expected to be recognized over the next 1.5 years.

8.	NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and  shares of common stock which may be issued upon conversion of convertible notes and convertible original issue discount notes which total 78,672,423 as of June 30, 2011, are not included in the computation of net loss per common share for the six months ended June 30, 2011 because the effect of their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.

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
FOR THE SIX MONTHS ENDED JUNE 30, 2011
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

Stock-based compensation expense related to options and warrants for the six months ended June 30, 2011 was $3,743,048.   As of June 30, 2011 there was $4,049,967 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 24 months.

Activity in the Company’s options for the six month periods ended June 30, 2011 and 2010 were as follows:

Employee Fixed Plan
	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,730,805	$0.58	11,468,736	$0.58

Granted	-	$-	-	$-

Exercised	(584,000)	$0.28	(448,667)	$0.31

Forfeited	-	$-	-	$-

Expired	(2,847,376)	$0.75	-	$-

Outstanding at end of period	8,299,429	$0.50	11,020,069	$0.59

Exercisable at end of period	8,183,150	$0.50	10,845,650	$0.60

Outstanding
Weighted average remaining contractual term		2.94		3.4
Aggregate intrinsic value		$654,236		$7,574,741
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		2.92		3.38
Aggregate intrinsic value		$652,957		$7,433,462

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

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

Employee Fixed Non-Plan
	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	42,719,462	$0.50	33,115,414	$0.45

Granted	10,000,000	$0.48	6,200,000	$0.99

Exercised	(4,701,239)	$0.25	(850,423)	$0.34

Forfeited	(750,000)	$0.82	(202,020)	$1.00

Expired	-	$-	-	$-

Outstanding at end of period	47,268,223	$0.55	38,262,971	$0.55

Exercisable at end of period	37,518,223	$0.53	27,214,082	$0.45

Outstanding
Weighted average remaining contractual term		3.10		3.48
Aggregate intrinsic value		$4,237,909		$26,303,300
Weighted average grant date fair value		$0.33		$0.26

Exercisable
Weighted average remaining contractual term		2.90		3.16
Aggregate intrinsic value		$3,860,409		$18,996,011

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
On January 2, 2011, as part of a new employment contract the Company granted its founder and Chief Technology Officer five-year options to purchase 9,000,000 shares of common stock at an exercise price of $0.4799 per share.  The performanced based options vested one-third upon the signing of the Hydrozonix agreement, with the remainder vesting in equal installments on each June 30th and December 31st until either the Company has delivered 16 EF 80 units to Hydrozonix  or on the second anniversary of the agreement.

On January 18, 2011, coinciding with the appointment of a new Chief Executive Officer, the Company issued five-year options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.48 per share.  The options vested 500,000 immediately, and the remainder vest in equal installments on June 30, 2011 and December 31, 2011, subject to the continued employment of the CEO on those dates.  In connection with the issuance, the CEO forfeited five-year options to purchase 750,000 shares of common stock at an exercise price of $0.82 which were granted to him upon his appointment as full-time Executive Chairman in August 2010.

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

During the three months ended June 30, 2011, the Company issued 150,000 shares of common stock upon the exercise of options with an exercise price of $0.15 per share resulting in proceeds to the Company of $22,500.  In addition the Company issued 2,122,833 shares of common stock upon the cashless exercise of 3,997,000 options with exercise prices of between $0.15 and $0.30 per share based upon a market price of the Company’s common stock of $0.54 per share.

Non-Employee Fixed Non-Plan

	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,353,714	$0.33	3,803,714	$0.59

Granted	700,000	$0.64	-	$-

Exercised	(1,618,000)	$0.28	(193,548)	$1.00

Forfeited	-	$-	(806,452)	$1.00

Expired	-	$-	(300,000)	$1.02

Outstanding at end of period	1,435,714	$0.53	2,503,714	$0.37

Exercisable at end of period	1,185,714	$0.51	2,488,832	$0.37

Outstanding
Weighted average remaining contractual term		3.62		1.50
Aggregate intrinsic value		$78,286		$2,167,565
Weighted average grant date fair value		$0.50		N/A

Exercisable
Weighted average remaining contractual term		3.42		1.49
Aggregate intrinsic value		$78,286		$2,149,112

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
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

Warrants

Activity in the Company’s warrants for the six month periods ended June 30, 2011 and 2010 were as follows:

Warrants	For the Six Months Ended June 30, 2011		For the Six Months Ended June 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	19,179,489	$0.43	32,588,207	$0.51

Granted	1,160,714	$0.70	-	$-

Exercised	(1,509,466)	$0.28	(10,226,771)	$0.25

Forfeited	-	$-	(2,508,734)	$0.81

Exchanged, net	-	$-	2,063,000	$0.67

Expired	(619,400)	$0.52	(1,957,272)	$1.10

Outstanding at end of period	18,211,337	$0.46	19,958,430	$0.46

Exercisable at end of period	18,211,337	$0.46	19,958,430	$0.46

Outstanding and exercisable
Weighted average remaining contractual term		1.63		2.00
Aggregate intrinsic value		$3,007,563		$15,532,067

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
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

During the three months ended June 30, 2011, the Company issued 66,666 shares of common stock upon the exercise of warrants with an exercise price of $0.15 per share resulting in proceeds to the Company of $10,000.

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

11.	OPERATING SEGMENTS

Pursuant to ASC 280-10, the Company defines an operating segment as a business activity:

●	From which the Company may earn revenue and incur expenses;

●	Whose operating results are regularly reviewed by the chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

●	For which discrete financial information is available.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

Our operating entities are defined as follows:

●	ESI which we organized in April 2005 to operate our non-Ozonix® water filtration system business;

●	Ecosphere Envirobotic Solutions, Inc., formerly UltraStrip Envirobotic Solutions, Inc., which we organized in October 2005 to operate our coating removal business; and,

●
EES, Inc., which we organized in November 2006, conducted our water processing for the oil and gas industry using the Ecosphere Ozonix® technology until July 2009, when the assets and liabilities of EES, Inc. were contributed in the formation of EES.  As of June 30, 2011, the Company has a 52.6% ownership position in EES.

Presently, our operations consist of a manufacturing facility in Stuart, Florida operated within Ecosphere and our oil and gas services company operating out of Conway, Arkansas and Coalgate, Oklahoma which is processing water for two energy exploration companies in the oil and gas industry using the Ecosphere Ozonix® technology.  This activity is conducted by EES, a 52.6% owned subsidiary that is managed by Ecosphere.

The table below presents certain financial information by business segment for the six months ended June 30, 2011:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$—	$4,595,184	$4,595,184	$—	$4,595,184
Interest expense and amortization of debt discount	$—	$—	$—	$(120,545)	$(120,545)	$(190,951)	$(311,496)

Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(23,888)	$(23,888)
Depreciation and amortization	$—	$—	$—	$(1,006,217)	$(1,006,217)	$(55,925)	$(1,062,142)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$—	$—	$—	$313,798	$313,798	$(5,660,183)	$(5,346,385)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$10,020,164	$10,911,363	$5,688,646	$16,600,009
Fixed asset additions (disposals) (net)	$—	$—	$—	$139,603	$139,603	$399,604	$539,207
Total Assets	$—	$—	$—	$7,098,484	$7,098,484	$5,927,414	$13,025,898

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The table below presents certain financial information by business segment for the six months ended June 30, 2010:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$—	$4,239,253	$4,239,253	$—	$4,239,253
Interest expense and amortization of debt discount	$—	$—	$—	$(219,829)	$(219,829)	$(625,501)	$(845,330)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$(14,035,239)	$(14,035,239)
Depreciation and amortization	$(57,128)	$(490)	$—	$(829,640)	$(887,258)	$(35,087)	$(922,345)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$(57,128)	$(490)	$—	$192,710	$135,092	$(18,582,410)	$(18,447,318)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$8,505,844	$9,397,043	$2,655,813	$12,052,856
Fixed asset additions (disposals) (net)	$—	$—	$—	$953,478	$953,478	$808,657	$1,762,135
Total Assets	$141,167	$578	$—	$8,313,532	$8,455,277	$1,418,098	$9,873,375

The table below presents certain financial information by business segment for the three months ended June 30, 2011:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$—	$2,367,543	$2,367,543	$—	$2,367,543
Interest expense and amortization of debt discount	$—	$—	$—	$(57,077)	$(57,077)	$(132,007)	$(189,084)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$174,873	$174,873
Depreciation and amortization	$—	$—	$—	$(504,310)	$(504,310)	$(29,787)	$(534,097)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$—	$—	$—	$285,786	$285,786	$(1,860,521)	$(1,574,735)

Segment fixed assets & construction in process	$865,375	$25,824	$—	$10,020,164	$10,911,363	$5,688,646	$16,600,009
Fixed asset additions (disposals) (net)	$—	$—	$—	$139,139	$139,139	$309,845	$448,984
Total Assets	$—	$—	$—	$7,098,484	$7,098,484	$5,927,414	$13,025,898

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

The table below presents certain financial information by business segment for the three months ended June 30, 2010:

	Ecosphere Systems, Inc.	Ecosphere Envirobotic Solutions, Inc.	Ecosphere Energy Services, Inc.	Ecosphere Energy Services LLC	Segment Totals	Corporate	Consolidated Totals

Revenue from external customers	$—	$—	$—	$2,138,386	$2,138,386	$—	$2,138,386
Interest expense and amortization of debt discount	$—	$—	$—	$(100,391)	$(100,391)	$(227,003)	$(327,394)
Change in fair value of liability for derivative instruments	$—	$—	$—	$—	$—	$7,009,612	$7,009,612
Depreciation and amortization	$(28,564)	$(245)	$—	$(432,028)	$(460,837)	$(18,312)	$(479,149)
Income tax expense	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$(28,564)	$(245)	$—	$83,315	$54,506	$4,666,580	$4,721,086

Segment fixed assets & construction in process	$865,375	$25,824	$—	$8,505,844	$9,397,043	$2,655,813	$12,052,856
Fixed asset additions (disposals) (net)	$—	$—	$—	$56,236	$56,236	$638,090	$694,326
Total Assets	$141,167	$578	$—	$8,313,532	$8,455,277	$1,418,098	$9,873,375

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

12.	RELATED PARTY TRANSACTIONS

On January 4, 2011, the Company issued 1,176,471 shares of common stock in connection with the cashless exercise of options to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.68 per share.  The options were collateral for a loan from a third party to the Company’s then Chief Executive Officer and were exercised by the lender to secure repayment of the loan.  Of the shares issued, 800,000 shares were issued to the lender and 376,471 shares were issued to the Company’s then Chief Executive Officer.

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

In May 2011, the Company issued 2,122,833 shares of common stock to its Chief Technology Officer upon the cashless exercise of 3,997,000 options with exercise prices of between $0.15 and $0.30 per share based upon a market price of the Company’s common stock of $0.54 per share.

During the six months ended June 30, 2011, the Company repaid $594,782 of notes payable to a related party that holds a noncontrolling interest in EES.

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

The Company had a long term relationship with Kamimura International Associates (KIA), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd. (USJ), a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions were taken in the Spring and Summer of 2011. The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)
14.	NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November 2009 EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $1,271,694 during the period from inception, July 16, 2009 through December 31, 2010, which was allocated to the other EES members in accordance with the LLC operating agreement.  During the six months ended June 30, 2011, EES reported net income of $313,798 which has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the six months ended June 30, 2011 and 2010:

Noncontrolling Interest in Consolidated Subsidiary
	For the Six Months Ended June 30,
	2011	2010
Balance, beginning of period	$10,078,306	$10,606,583
Contributions from noncontrolling members	-	-
Noncontrolling interest in (income) loss	313,798	192,710
Distributions to noncontrolling members	-	-
Balance, end of period	$10,392,104	$10,799,293

     In a side agreement to the Hydrozonix agreement, the EES operating agreement was amended to defer the Company’s right to preferential distributions, outlined under the original operating agreement, until such time as the noncontrolling members have received distributions equal to their original investments. In addition, so long as Hydrozonix maintains its exclusivity, the EES minority members will receive a 5% royalty while the remaining royalties of 15% are distributed to the Company and the minority members in accordance with their percentage interests in EES.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

15.	CONCENTRATIONS

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2011.  As of June 30, 2011, the Company had $182,000 of cash equivalent balances held in a corporate checking account that were not insured.  The restricted cash balance of $323,125 was held in an escrow account.

At June 30, 2011, 91.5% of accounts receivable was from one customer and 8.5% was due from one other customer.

During the six months ended June 30, 2011, two customers accounted for 83% and 17% of revenues.

During the six months ended June 30, 2011, 17% of revenues resulted from processing frac flowback water for one customer and 83% resulted from pretreating water that is being used in fracturing wells for one company.

16.	SUBSEQUENT EVENTS

In July 2011, the Company issued 150,000 shares of the Company’s common stock in exchange for $22,500 upon the exercise of options with an exercise price of $0.15 per share.

In July 2011, the Company granted directors five-year options to purchase 287,037 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan (the Plan) as compensation for their board service for the coming year.  In accordance with the Plan, the Company also granted the directors 138,889 restricted shares of the Company’s common stock. The options  and restricted stock vest on June 30, 2012, subject to the continued service as a director. The value of the options, $75,384, calculated using the Black-Scholes option pricing model and the value of the restricted stock, $75,000, based upon the market value of the Company’s common stock on the date of the grant, will be recognized as expense over the one year vesting period.

 In July 2011, the Company granted advisory board members five-year options to purchase 92,595 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan (the Plan) as compensation for their advisory board service for the coming year.  In accordance with the Plan, the Company also granted the advisory board members 46,295 restricted shares of the Company’s common stock. The options  and restricted stock vest on June 30, 2012, subject to the continued service as an advisory board member.  The value of the options, $24,318, calculated using the Black-Scholes option pricing model and the value of the restricted stock, $25,000, based upon the market value of the Company’s common stock on the date of the grant, will be recognized as expense over the one year vesting period.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a diversified water engineering, technology licensing and manufacturing company dedicated to identifying, creating, building and marketing innovative technology solutions that provide for responsible, sustainable stewardship of the world’s natural resources.  Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprint.

The Company’s Innovation Network business model is to 1. Create and design a water centric solution to a major water environmental problem, 2. File patents on the process 3. Partner with industry leaders 4.Commercialize the technology by having the partners pay for the services of the technology invented on an ongoing basis. 5. License the patented commercialized technologies to well capitalized partners to bring to market. 6. Create reoccurring revenues and shareholder value.

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary. EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company secured with two oil and gas exploration companies removing chemical biocides on over 400 natural gas wells and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix. These agreements prove the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of the technology and the identification of additional applications of our technologies which will allow energy companies to optimize the revenues generated from a well site by allowing then to recycle their flowback and produced waters.

Ecosphere’s patented Ozonix® technology has the ability to clean water without using liquid chemicals in a variety of industries.  While EES has an exclusive license for global energy applications, Ecosphere Technologies owns 100% of all other applications.  These industries include mining, municipal drinking and wastewater, industrial wastewater, food processing, agriculture and marine ballast water.  The bottled water market is also a potentially huge market to license the chemical free Ozonix® technology to the major bottled water companies.  The Company is actively seeking financial partners and licensees to expand its Ozonix® technology to other applications.

2011 Highlights

●	We began 2011 by announcing the signing of a non-binding terms sheet for the sub-license and sale of up to 16 EcosFrac units to a new oil and gas service company for use onshore in the United States.

●
In March 2011, the Company signed the definitive agreements related to the non-binding terms sheet with Hydrozonix (a strategic alliance between the principals of Ely & Associates, Inc., Phillips and Jordan, Inc., and Siboney Contracting Company).  Highlights of the agreement include:

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

o  An initial purchase of two EF 60 units, which upon acceptance will permit Hydrozonix to place orders for an additional 14 EF 60 units during the initial two years.  In May 2011, the Company and Hydrozonix agreed to a change order to modify the units being manufactured to increase the flow rate of the units.  In connection with the change in the order, the units under production are now EF 80 units and the parties agreed to an increase in the price of each unit to reflect the added components necessary to increase the flow rate to 80 barrels per minute.

o  Hydrozonix will have the exclusive license to use the Ecosphere Ozonix® technology for the onshore oil and gas exploration field of use in the United States.  In order to maintain their exclusivity, in subsequent future years  Hydrozonix must meet certain minimum equipment purchase quantities which averages at least eight per year.

●
Revenues for the three months ended June 30, 2011 increased by $229,157 or 10.7% over revenues for the three months ended June 30, 2010.  Gross profit increased $218,835 or 16.3% for the three months ended June 30, 2011 as compared to the same period in 2010.

●
Revenues for the six months ended June 30, 2011 increased by $355,931 or 8.7% over revenues for the six months ended June 30, 2010.  Gross profit increased $470,444 or 17.3% for the six months ended June 30, 2011 as compared to the same period in 2010.

●	The Company has completed manufacturing, assembly and has shipped the first EF 80 unit for Hydrozonix and has completed certain sub-assemblies of the second EF 80 unit.

The signing of the Agreement with Hydrozonix signals the success of the Company's Innovation Network business model to license technology and transition the operations of its 52.6% owned subsidiary, EES, from a product and services demonstration oil and gas services provider to a oil and gas technology licensing and manufacturing company.  The new model will result in revenues from the sale of equipment, plus ongoing technology licensing royalties based upon the profits generated by the equipment.  It is anticipated that this transition will result in higher revenues due to the sales of the equipment, but at a lower gross profit margin percentage. The revenues generated from the technology licensing royalty are expected to grow steadily as the number of units of equipment are delivered and begin allowing energy companies to recycle 100% of their flowback and produced waters without the use of chemical biocides and scale inhibitors for use in oil and natural gas hydraulic fracturing operations.

 In addition, we are negotiating the lease of the existing equipment owned by EES.  The revenue generated from leasing the equipment is expected to be lower than the revenues over the past two years from providing services to oil and gas exploration companies, however the operating costs associated with providing the services will be significantly reduced, resulting in potentially higher income from operations.

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

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

Revenue Recognition

Revenue from sales of equipment and sublicense fee revenue is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant.  Revenue from the Ecosphere Ozonix® water-filtration contracts is earned based upon the volume of water processed plus additional contractual period based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from technology license royalties are recorded as the royalties are earned.  The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

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

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

Comparison of the Six Months ended June 30, 2011 with the Six Months Ended June 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
			Change
	2011	2010		$	%

Revenues	$4,595,184	$4,239,253	$355,931		8%
Cost of revenues	1,424,257	1,538,770	(114,513)		-7%
Gross profit (loss)	3,170,927	2,700,483	470,444		17%
Operating expenses
Salaries and employee benefits	5,412,635	3,490,345	1,922,290		55%
Administrative and selling	646,703	936,198	(289,495)		-31%
Professional fees	826,399	448,787	377,612		84%
Depreciation and amortization	1,062,142	922,345	139,797		15%
Research and development	88,320	89,735	(1,415)		-2%
Total selling general and administrative	8,036,199	5,887,410	2,148,789		36%
Loss from operations	(4,865,272)	(3,186,927)	(1,678,345)		53%
Other income (expense):
Other income (expense)	433	242	191		-79%
Gain (loss) on conversion	-	(133,604)	133,604		100%
Gain (loss) on settlement	(94,662)	-	(94,662)		-100%
Interest expense	(311,496)	(845,330)	533,834		63%
Change in fair value of derivative instruments	(23,888)	(14,035,239)	14,011,351		58654%
Total other income (expense)	(429,613)	(15,013,931)	14,584,318		-97%
Net loss	(5,294,885)	(18,200,858)	12,905,973		71%
Preferred stock dividends	51,500	53,750	(2,250)		4%
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	(5,346,385)	(18,254,608)	12,908,223		71%
Net (income) applicable to noncontrolling interest of consolidated subsidiary	(313,798)	(192,710)	121,088		-39%
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(5,660,183)	$(18,447,318)	$12,787,135		69%

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The Company’s reported net loss applicable to Ecosphere Technologies, Inc. common stock was $5,660,183 during the six months ended June 30, 2011 as compared to a net loss applicable to common stock of $18,447,318 for the six months ended June 30, 2010.  The Company’s net loss for the six months ended June 30, 2010 was significantly impacted by the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

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

During the six months ended June 30, 2011, the market value of the Company’s common stock increased from $0.48 per share at December 31, 2010 to $0.54 per share at June 30, 2011 resulting in other expense of $23,888 related to the increase in the Company’s liability for warrant derivative instruments.    During the six months ended June 30, 2010, the market value of the Company’s common stock increased from $0.47 per share at December 31, 2009 to $1.50 per share at June 30, 2010, resulting in other expense of $14,035,239 related to the increase in the Company’s derivative liability.  The larger impact realized during the six months ended June 30, 2010 was due to a significantly larger number of derivative instruments outstanding as of June 30, 2010 as compared to June 30, 2011. The derivative liability at June 30, 2010 was based on 16,911,486 warrants outstanding plus 1,828,703 shares related to embedded conversion options.  There were  1,640,417 warrants outstanding and no shares related to embedded conversion options as of June 30, 2011.

Revenues

Revenue increased $355,931 or 8.4%, to $4,595,184 for the six months ended June 30, 2011 compared to revenue of $4,239,253 for the six months ended June 30, 2010.

Revenue is generated through the design, development, and manufacture of wastewater treatment solutions for industrial markets.  Currently we are focused on the market surrounding the fracture of natural gas wells.  Actual revenue billings are derived from the treatment of water used in the process of fracturing natural gas wells, which includes both the pretreatment of water used to fracture such wells, and to a lesser extent, the treatment of frac flowback water produced by the fracturing process.  In addition, 7% of revenue for the six months ended June 30, 2010 included incremental income from pilot projects processing flowback water from various oil and gas exploration sources.

As discussed in Note 2 of the Condensed Consolidated Financial Statements, in March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix LLC (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industries.  As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each EF 60 unit it orders.  Additionally, it will pay a manufacturing fee and a license fee to EES.  In turn, ETI will be the exclusive manufacturer of the EF 60s and will receive its costs on a pass-through basis from EES.  Also, EES will pay ETI a manufacturing fee.  In May 2011, Hydrozonix approved a change order to increase the flow rate of the units being produced.  The new units will be called EF 80s as each unit will be capable of processing 80 barrels per minute as compared to the 60 barrels per minute of the EF 60s.  In addition, ETI will receive a profit distribution from EES relating to its ownership of EES which will be derived from the fees and royalty payments EES receives from Hydrozonix when the first two units are accepted and additional unit orders are placed.  Since the EF80 technology is based on the same Ozonix technology that EES’s customers have been paying for the past two years on over 400 wells treated EES believes the likelihood of Hydrozonix accepting the new EF80 units is good, however no assurance can be given that such acceptance will occur.

Upon the anticipated acceptance of the first two EF 80 units, the Company will recognize $5.5 million in revenue from the sale of the units ($4.3 million of which has been advanced to the Company in the form of a customer deposit used to fund the building of the units) and believes it will receive future royalty payments based upon the operating profits of the units.  However, no assurance can be provided that the required financial operating parameters will be achieved thus resulting in royalty revenue pursuant to the terms of the Agreement.  As previously discussed, we anticipate that the revenue from pretreating water for oil and gas exploration companies will decline as we transition to a licensing business model.

One of our significant customers (who accounted for 87% of revenue in the current quarter) notified us they would like to use the new EF 80s in place of the existing EF10s on their frac sites going forward.  This customer was very instrumental in driving the design and development of the new EF 80 for better utilization and more wells completed per month with the higher flow rate and better utilization design.  The customer has notified EES that it will comply with the current arrangement and agreed upon two year contract to full term but will not renew a new contract strictly with the EF 10s and has expressed an interest in renegotiating with our new Hydrozonix licensee for the deployment of the EF 80s on frac sites and EF10s on produced water sites.  This customer is expected to be a Hydrozonix customer after Hydrozonix accepts the EF 80s.  The customer has provided for the test site.  One-half of the units will be removed in November 2011 and the balance in January 2012.  We are pursuing an agreement to lease the two EF 10 fleets currently in operation to Hydrozonix.  If we are able to complete the leasing arrangement, our revenue and the associated operating expenses will decline accordingly.  If we are unable to complete a leasing transaction for the EF 10s, the decline in revenue will be greater.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

Cost of Revenues

Cost of revenues amounted to $1,424,257 for the six months ended June 30, 2011 as compared to $1,538,770 for the six months ended June 30, 2010.  These costs consist of the payroll related costs of field personnel, plus parts, fuel and supplies used in support of the operations.  Cost of revenues as percentage of revenues was 31% for the six months ended June 30, 2011 as compared to 36.3% for the Six months ended June 30, 2010.  The higher percentage in 2010 resulted from higher support costs for pilot project operations as compared to the costs of recurring operations in 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $8,036,199 compared to $5,887,410 for the six months ended June 30, 2010.  This increase resulted  (1) from an increase in salaries and employee benefits of $1.9 million which resulted from an increase in non-cash employee option expense of $1.9 million resulting from new executive options granted in December 2010 and January 2011;  (2) an increase of $378,000 in professional fees of which $249,000 related to one-time legal expenses relating to the preparation of the definitive Hydrozonix agreement, and an increase of $11,000 in other legal expenses, $97,000 of non-cash expense related to options granted to legal counsel and a $21,000 increase is accounting and auditing fees; and (3) an increase of 140,000 in depreciation expense due to an increase in the amount of equipment used in operations.  These increases were partially offset by a decrease of $289,000 in Administrative and Selling expenses due to decrease in travel expenses of $147,000 which decreased because there were no pilot projects during the six months ended June 30, 2011 and because there were fewer corporate, engineering and manufacturing personnel needed onsite to support field operations.  In addition, facilities and administrative expense declined $120,000 due to the elimination of temporary executive offices in Texas and marketing expense declined $19,000 as we began to transition EES to a licensing business model.

Loss From Operations

Loss from operations for the six months ended June 30, 2011 was $4,865,272 compared to a loss of $3,186,927 for the six months ended June 30, 2010. The increase in the loss from operations in 2011 versus 2010 was due to the increase in operating expenses which was partially offset by the increase in gross profit as identified above.  Included in the loss from operations were non-cash expenses of $4,709,739 which  included stock based compensation of $3,645,597 and  depreciation and amortization of $1,062,142.

Interest Expense

Interest expense was $311,496 and $845,330 for the six months ended June 30, 2011 and 2010, respectively. The decline in 2011 is the result of a decrease in the average debt outstanding during the six months ended June 30, 2011versus the six months ended June 30, 2010 and due to a reduction in the interest expense related to the current notes outstanding, which resulted from a reduction in the warrant coverage, and the related debt discount, granted with the new notes. Interest expense for the six months ended June 30, 2011 included $118,607 related to the accretion of discounts while interest expense for the six months ended June 30, 2010 included $143,138 related to the accretion of note discounts and $395,574 of note discount recognized upon the conversion of the notes.

Preferred Stock Dividends

Preferred stock dividends were $51,500 for the six months ended June 30, 2011 and $53,750 for the six months ended June 30, 2010. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2010 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15, the fair value of the liabilities for warrant derivative instruments and embedded conversion option feature derivative instruments are calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $607,490 as of June 30, 2011 using the Black-Scholes option pricing model.  As such, the Company recognized other expense of $23,888 for the six months ended June 30, 2011, representing the increase in the fair value of the derivative liability at June 30, 2011 as compared to the fair value at December 31, 2010.  The increase in the liability resulted primarily due to the increase in the market value of the Company’s common stock from $0.48 per share at December 31, 2010 to $0.54 per share at June 30, 2011.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

The Company estimated the fair value of these liabilities to be $1,858,215 as of June 30, 2010 using the Black-Scholes option pricing model.  As a result, the Company recognized other expense of $14,035,239 for the six months ended June 30, 2010, representing the increase in the fair value of these liabilities.

If the Company’s common stock price at September 30, 2011 is higher than the $0.54 per share June 30, 2011 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at September 30, 2011 is lower than the June 30, 2011 closing price of $0.54, the Company may record other income which may be material.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to common stock was $5,660,183 for the six months ended June 30, 2011, compared to a net loss applicable to common stock of $18,447,318 for the six months ended June 30, 2010.  Net loss per share of common stock was $0.04 basic and diluted for the six months ended June 30, 2011 and the net loss per share of common stock was $0.15 basic and diluted for the Six months ended June 30, 2010.  Basic and diluted weighted average shares outstanding were 142,577,732 and 124,907,969 for the six months ended June 30, 2011 and 2010.

Comparison of the Three Months ended June 30, 2011 with the Three Months Ended June 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
			Change
	2011	2010		$	%

Revenues	$2,367,543	$2,138,386	$229,157		11%
Cost of revenues	802,558	792,236	10,322		1%
Gross profit (loss)	1,564,985	1,346,150	218,835		16%
Operating expenses
Salaries and employee benefits	1,926,535	1,756,669	169,866		10%
Administrative and selling	317,046	502,778	(185,732)		-37%
Professional fees	264,506	280,417	(15,911)		-6%
Depreciation and amortization	534,097	479,149	54,948		11%
Research and development	57,865	63,351	(5,486)		-9%
Total selling general and administrative	3,100,049	3,082,364	17,685		1%
Loss from operations	(1,535,064)	(1,736,214)	201,150		-12%
Other income (expense):
Other income (expense)	290	153	137		-90%
Gain (loss) on conversion	-	(115,505)	115,505		100%
Interest expense	(189,084)	(327,394)	138,310		42%
Change in fair value of derivative instruments	174,873	7,009,611	(6,834,738)		3908%
Total other income (expense)	(13,921)	6,566,865	(6,580,786)		-100%
Net loss	(1,548,985)	4,830,651	(6,379,636)		132%
Preferred stock dividends	25,750	26,250	(500)		2%
Net (loss) applicable to Ecosphere Technologies, Inc. common stock	(1,574,735)	4,804,401	(6,379,136)		133%
Net (income) applicable to noncontrolling interest of consolidated subsidiary	(285,786)	(83,315)	202,471		-71%
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(1,860,521)	$4,721,086	$(6,581,607)		139%

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The Company’s reported a net loss applicable to Ecosphere Technologies, Inc. common stock was $1,860,521 during the three months ended June 30, 2011 as compared to net income applicable to common stock of $4,721,086 for the three months ended June 30, 2010.  The Company’s net income for the three months ended June 30, 2010 was the result of the Company recognizing other income of $7,009,611 related to the accounting for derivative liabilities resulting from warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments.

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

During the three months ended June 30, 2011, the market value of the Company’s common stock decreased from $0.62 per share at March 31, 2011 to $0.54 per share at June 30, 2011 resulting in other income of $174,873 related to the decrease in the Company’s liability for warrant derivative instruments.    During the three months ended June 30, 2010, the market value of the Company’s common stock decreased from $1.50 per share at March 31, 2010 to $1.24 per share at June 30, 2010, resulting in other income of   $7,009,611 related to the decrease in the Company’s derivative liability.  The larger impact realized during the three months ended June 30, 2010 was due to a significantly larger number of derivative instruments outstanding as of June 30, 2010 as compared to June 30, 2011. The derivative liability at June 30, 2010 was based on 16,911,486 warrants outstanding plus 1,828,703 shares related to embedded conversion options.  There were  1,640,417 warrants outstanding and no shares related to embedded conversion options as of June 30, 2011.

Revenues

Revenue increased $229,157, or 10.7%, to $2,367,543 for the three months ended June 30, 2011 compared to revenue of $2,138,386 for the three months ended June 30, 2010.

See discussion in the year-to-date results of operations with respect to revenue producing activities and current events with respect to contracts and anticipated outcomes.

Cost of Revenues

Cost of revenues amounted to $802,558 for the three months ended June 30, 2011 as compared to $792,236 for the three months ended June 30, 2010.  These costs consist of the payroll related costs of field personnel, plus parts, fuel and supplies used in support of the operations.  Cost of revenues as percentage of revenues was 33.9% for the three months ended June 30, 2011 as compared to 37% for the three months ended June 30, 2010.  The lower percentage in 2011 is the result of improvements in operating efficiency resulting from additional multiple well pad processing sites.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $3,100,049 compared to $3,082,364 for the three months ended June 30, 2010.  This increase resulted  (1) from an increase in salaries and employee benefits of $170,000 which resulted from an increase in non-cash employee option expense of $410,000 resulting from new executive options granted in December 2010 and January 2011, which was partially offset by a decrease in salary expense in EES of $33,000 and an increase of $200,000 in the amount of manufacturing labor charged to construction in process because of the Hydrozonix Agreement.;  and (2)  an increase of $55,000 in depreciation expense due to an increase in the amount of equipment used in operations.  These increases were partially offset by  decreases of $185,000 in Administrative and Selling expenses due to decrease in travel expenses of $60,000 which decreased because there were no pilot projects during the three months ended June 30, 2011 and because there were fewer corporate, engineering and manufacturing personnel needed onsite to support field operations.  In addition, facilities and administrative expense decreased by $112,000 due to the elimination of the temporary executive offices in Texas and marketing expense declined $11,000 as we began to transition EES to a licensing business model.

Loss From Operations

Loss from operations for the three months ended June 30, 2011 was $1,535,064 compared to a loss of $1,736,214 for the three months ended June 30, 2010. The decrease in the loss from operations in 2011 versus 2010 was due to the increase in gross profit which was partially offset by an increase in operating expenses as identified above.  Included in the loss from operations were non-cash expenses of $1,834,971  which included stock based compensation of $1,300,874 and depreciation and amortization of $534,097.

Interest Expense

Interest expense was $189,084 and $327,394 for the three months ended June 30, 2011 and 2010, respectively. The decline in 2011 is the result of a decrease in the average debt outstanding during Q2 2011 versus Q2 2010 and due to a reduction in the interest expense related to the current notes outstanding which resulted from a reduction in the warrant coverage, and the related debt discount, granted with the new notes. Interest expense for the three months ended June 30, 2011 included $46,000 related the accretion of discounts while interest expense for the three months ended June 30, 2010 included $113,000 related to the accretion of note discounts.

Preferred Stock Dividends

Preferred stock dividends were $25,750 for the three months ended June 30, 2011 and $26,250 for the three months ended June 30, 2010. The dividends reflect Company obligations to preferred shareholders that have not been paid and decreased from 2010 because a number of holders chose to convert their preferred stock into common stock.

Change in Fair Value of Derivative Instruments

The Company adopted ASC 810-15 effective January 1, 2009.  Under ASC 810-15, the fair value of the liabilities for warrant derivative instruments and embedded conversion option feature derivative instruments are calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimated the fair value of these liabilities to be $607,490 as of June 30, 2011 using the Black-Scholes option pricing model.  As such, the Company recognized other income of $174,873 for the three months ended June 30, 2011, representing the decrease in the fair value of the derivative liability at June 30, 2011 as compared to the fair value at March 31, 2011.  The increase in the liability resulted primarily due to the decrease in the market value of the Company’s common stock from $0.62 per share at March 31, 2010 to $0.54 per share at June 30, 2011.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

The Company estimated the fair value of these liabilities to be $1,858,215 as of June 30, 2010 using the Black-Scholes option pricing model.  As a result, the Company recognized other income of $7,009,611 for the three months ended June 30, 2010, representing the decrease in the fair value of these liabilities.

If the Company’s common stock price at September 30, 2011 is higher than the $0.54 per share June 30, 2011 closing price, the Company may record a non-cash charge which may be material.  Conversely, if the Company’s common stock price at September 30, 2011 is lower than the June 30, 2011 closing price of $0.54, the Company may record other income which may be material.

Net Income (Loss) Applicable to Ecosphere Technologies, Inc. Common Stock

Net loss applicable to Ecosphere Technologies, Inc. common stock was $1,860,521 for the three months ended June 30, 2011, compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $4,721,086 for the three months ended June 30, 2010.  Net loss per share of common stock was $0.01 basic and diluted for the three months ended June 30, 2011 and the net income per share of common stock was $0.04 basic and $0.03 diluted for the three months ended June 30, 2010.  Basic and diluted weighted average shares outstanding were 143,472,955 for the three months ended June 30, 2011.   Basic and diluted weighted average shares outstanding were 130,212,522 and 170,733,321, respectively, for the three months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $734,460 for the six months ended June 30, 2011, compared to net cash used in operations of $983,483 for the six months ended June 30, 2010.  Cash used resulted from the net loss applicable to common stock of $5,660,183 which was offset by non-cash charges for depreciation and amortization of $1,062,142,  accretion of note interest of $118,607, vesting of options and restricted stock of $3,645,597, options issued for services of $97,450, a loss on settlement of a note payable and accrued interest for stock of $93,762, an increase in derivative liabilities of $23,888 and an increase in customer deposits of $3,645,597 which was used to fund the increase to construction in process of $3,684,795 and  offset by an increase in restricted cash of $323,125 both related to the first Hydrozonix equipment order.  The cash generated was used to reduce accounts payable and accrued expenses $733,498.  In 2010 net loss applicable to common stock of $18,447,318 was positively impacted by non-cash compensation of $1,896,553, accretion of loan discounts generated from convertible debt with attached warrants of $538,712, depreciation expense of 922,345 an increase in accounts payable and accrued expenses of $126,469 and an increase in derivative liabilities of $10,020,019 related to the change in the fair value of the liabilities for derivative instruments.  These positive impacts were negatively affected by a decrease in deferred revenue of $576,000.

The Company's net cash used by investing activities was $539,207 for the six months ended June 30, 2011 compared to net cash used in investing activities of $1,475,956 for the six months ended June 30, 2010. In 2011, the Company invested $349,000 in equipment and leasehold improvements related to its manufacturing facility and made approximately $190,000 of  upgrades to existing equipment. In 2010, the Company completed the last three of its 24 EcosFrac Units for use on the Southwestern energy contract and purchased an additional service vehicle to support field operations.

The Company’s net cash provided by financing activities was $1,666,733 for the six months ended June 30, 2011 compared to net cash provided by financing activities of $1,417,372 for the six months ended June 30, 2010.  The amounts in 2011 consisted of proceeds from the exercise of warrants and options of $604,164, plus proceeds from the issuance of convertible debt and warrants of $1,575,000 and equipment financing of $189,504. These proceeds were used to make payments on related party notes of $611,807 and to repay vehicle and insurance financings of $90,128.  In 2010, the Company received proceeds from the modification of warrants of $756,968, proceeds from the exercise of warrants and options of $1,020,321 and $42,000 from vehicle financing.  These proceeds were used to repay related party notes, insurance, capital lease and vehicle financing of $102,579 and to repay capital lease of $13,080.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

            In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the oil and gas industry onshore in the United States in exchange for minimum purchase commitments for the Company’s new EF60 units. Hydrozonix may purchase up to 16 new EF 80 units in the first twenty four months and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units. The Company has completed assembly of the first EF 80 unit and is currently testing the unit. In addition, the Company has begun final assembly of the second EF 80 unit and expects to begin testing on that unit in the near future.

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

As mentioned above in the year-to-date discussion of revenue, one of our significant customers notified us they would like to use the new EF80s in place of the existing EF10s on their frac sites going forward.  The customer has notified EES that it will comply with the current arrangement and agreed upon two year contract to full term but will not renew a new contract strictly with the EF10s and has expressed an interest in renegotiating with our new Hydrozonix licensee for the deployment of the EF80s on frac sites and EF10s on produced water sites.  This customer is expected to be a Hydrozonix customer after Hydrozonix accepts the EF 80s.  We are pursuing an agreement to lease the two EF 10 fleets currently in operation to Hydrozonix.  If we are unable to complete a leasing transaction for the EF10s, we expect that cash from this arrangement will be significantly reduced.

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

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $88,320 and $89,735 for the six months ended June 30, 2011 and 2010, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 1 to the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including our liquidity and management’s belief regarding having sufficient revenue to maintain operations for two years, anticipated revenues and profits from our new licensing business model, potential higher income from leasing the equipment, and entering into new leasing arrangement for two fleets each made up of 12 EF 10 units.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions.  Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation, markets for smaller public companies, general reluctance of businesses to utilize new technology, continued positive results in the field, Hydrozonix acceptance of the initial two units, Hydrozonix placing additional orders and the ability to enter into a definitive agreement to lease the two EF 10 units.

Further information on our risk factors are contained in filings with the Securities and Exchange Commission (the “SEC”) including those in Part II, Item 1A of this report and those in our Form 10-K for the year ended December 31, 2010. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of June 30, 2011 was held in insured depository accounts. Our restricted cash was held in an escrow account with a bank.

Contractual obligations:
	Amounts Due
	July 2011 to June 2012	July 2012 to March 2013	Thereafter	Total

Debt principal	$2,041,311	$1,975,000	$-	$4,016,311
Interest on debt	151,154	456,676	-	607,830
Operating leases	266,435	163,534	-	429,969
Purchase orders	-	-	-	-
	$2,458,900	$2,595,210	$-	$5,054,110

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

ITEM 4.	CONTROLS AND PROCEDURES.

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

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

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

Item 1A of the Company’s annual report filed on Form 10-K for the year ended December 31, 2010 contains risk factors which set forth information relating to important risks and uncertainties that could materially adversely affect the Company’s business, financial condition or operating results.  Those risk factors continue to be relevant to an understanding of the Company’s business, financial condition and operating results.  Two new risk factors have been included in this Form 10-Q to provide updated information, as set forth below.

If Hydrozonix does not accept the EF 80 Units and the Company does not find another customer to replace Southwestern Energy, our revenues will decrease, our future results of operations will suffer, and we may lack sufficient liquidity

In May 2011, the Company received notice that Southwestern Energy, its largest customer, would not be renewing the work orders for our first generation EF 10s after their terms expire in November 2011 and January 2012 respectively.  We have currently engaged in discussions with Hydrozonix LLC with respect to Hydrozonix leasing the EF 10s.  In turn, we understand that Hydrozonix has been engaged in discussions with Southwestern Energy with respect to Hydrozonix operating the EF 10s on behalf of Southwestern Energy.  As of the date of this Report, no definitive agreements have been entered into with regard to the future use of the EF 10s.  In addition, during the week of August 8, 2011, we delivered the first EF 80 to Hydrozonix which has a period of time to test the EF 80 and either accept it or reject it only if pre-defined acceptance criteria are not met. If Hydrozonix does not accept the EF 80’s and if the Company is unable to find another customer which is willing to pay the same rate as Southwestern Energy, the Company’s future revenues will decrease, its future results of operations will suffer and the Company may lack sufficient liquidity to remain operational.

If Hydrozonix or other licensees do not have the financial, marketing, operational and technical capability to implement any exclusive licenses we may issue, our future operating results and financial condition may be adversely affected.

As part of our licensing business model, we are currently relying on Hydrozonix and expect to rely upon other third parties in the future to license our patented technologies and operate them.  While this licensing model provides us with substantial advantages including reduction of operating costs and more certain revenue, we will nonetheless be dependent upon the financial, marketing, operational and technical capacity of any licensees.  In this regard, although Hydrozonix is a newly formed entity, its principals have substantial financial resources and business experience, although we cannot assure you that they will devote these financial resources to exploiting our exclusive license.  Hydrozonix is a partnership of the principals of Phillips and Jordan of Knoxville, Tennessee and Siboney Contracting Company of West Palm Beach, Florida.  Phillips and Jordan is a general contractor with 13 offices located in the Southeast and one in California.  Siboney is a transportation logistics provider with offices in West Palm Beach, Orlando, Jacksonville and New Orleans.  There can be no assurances that Hydrozonix will be adequately capitalized and staffed or that we will enter into other licensing agreements for our technologies.

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Option Holder (1)	5/11/2011	2,122,833 shares of common stock	Cashless exercise of 1,247,000 stock options exercisable at $0.15 per share and 2,750,000 stock options exercisable at $0.30 per share
Warrant Holder (1)	5/23/2011	66,666 shares of common stock	Exercise of warrants at $0.15 per share

(1)           Exemption under Section 3(a)(9) of the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None

ECOSPHERE TECHNOLOGIES INC. AND SUBSIDIARIES

ITEM 6.	EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
4.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.1	Summary of Employment Arrangement - Vinick*	10-Q	5/10/11	10.1
10. 2	Summary of Employment Arrangement - McGuire*	10-K	3/16/11	10.2
10.3	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q	5/10/11	10.3
10.4	Southwestern Energy Services Agreement**	10-Q	8/16/10	10.16
10.5	Newfield Exploration Services Agreement**	10-Q	8/16/10	10.17
10.6	EES Side Letter Agreement - Hydrozonix**	10-Q	5/10/11	10.6
10.7	Second Amendment to EES LLC Agreement**	10-Q	5/10/11	10.7
10.8	Note Payable, Former Director				Filed
10.9	EF 80 Change Order				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

ECOSPHERE TECHNOLOGIES, INC.

August 9, 2011	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

August 9, 2011	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer
(Principal Financial Officer)