Form 10-Q
period 2011-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2011-11-09
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at November 9, 2011
Common Stock, $0.01 par value per share	145,343,817 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$1,037,234	$46,387
Accounts receivable	1,329,015	703,475
Inventory	189,951	--
Prepaid expenses and other current assets	172,978	46,151
Total current assets	2,729,178	796,013
Property and equipment, net	6,698,460	7,729,721
Construction in progress	-	389,558
Patents, net	43,159	46,145
Other noncurrent assets	27,941	22,205
Total assets	$9,498,738	$8,983,642
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,580,781	$1,970,891
Accrued expenses	804,840	917,872
Notes payable	--	50,000
Related party notes payable - current portion	1,856,350	2,636,093
Warrant derivatives fair value	568,000	610,642
Financing obligations	121,455	69,566
Total current liabilities	4,931,426	6,255,064
Convertible notes payable – net of discount	1,664,005	313,722
Related party notes payable	136,676	136,676
Financing obligations	153,141	--
Restructuring reserve	132,617	181,119
Total liabilities	7,017,865	6,886,581
Redeemable convertible cumulative preferred stock
Series A – 11 shares authorized; 6 shares issued and outstanding at September 30, 2011 and
December 31, 2010; $25,000 per share redemption amount plus dividends in arrears	1,152,869	1,135,994
Series B – 484 shares authorized; 322 shares issued and outstanding at September 30, 2011 and
December 31, 2010; $2,500 per share redemption amount plus dividends in arrears	2,802,177	2,741,802
Total redeemable convertible cumulative preferred stock	3,955,046	3,877,796
Commitments and contingencies (Note 16)
Shareholders’ deficit
Ecosphere Technologies, Inc. stockholders’ deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 144,991,335 and 137,430,756
shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,449,913	1,374,307
Common stock issuable, $0.01 par value; 352,482 and 1,347,915 issuable at September 30, 2011
and December 31, 2010, respectively	3,524	13,480
Additional paid-in capital	102,557,185	96,778,394
Accumulated deficit	(116,917,055)	(110,025,222)
Total Ecosphere Technologies, Inc. stockholders’ deficit	(12,906,433)	(11,859,041)
Noncontrolling interest in consolidated subsidiary	11,432,260	10,078,306
Total stockholders’ deficit	(1,474,173)	(1,780,735)
Total liabilities, redeemable convertible cumulative preferred stock and stockholders’ deficit	$9,498,738	$8,983,642

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Equipment sales and licensing	$5,645,052	$--	$5,645,052	$--
Field services	2,562,279	2,188,534	7,157,463	6,427,787
Total revenues	8,207,331	2,188,534	12,802,515	6,427,787

Cost of revenues:
Cost of equipment sales and licensing	4,538,627	--	4,728,466	--
Cost of field services	758,887	1,002,796	1,993,305	2,541,566
Total cost of revenues	5,297,514	1,002,796	6,721,771	2,541,566

Gross profit	2,909,817	1,185,738	6,080,744	3,886,221

Operating expenses:
Selling, general and administrative	3,033,268	2,747,697	11,069,467	8,635,107
Asset impairment	--	116,000	--	116,000
Restructuring charge	--	50,000	--	50,000
Total operating expenses	3,033,268	2,913,697	11,069,467	8,801,107

Loss from operations	(123,451)	(1,727,959)	(4,988,723)	(4,914,886)

Other income (expense):
Interest expense	(148,851)	(93,883)	(460,347)	(939,213)
Gain (loss) on conversion, net	(164)	12,524	(94,826)	(121,080)
Change in fair value of derivative instruments	29,421	1,203,883	5,533	(12,831,356)
Other income (expense), net	53	31	484	273
Total other income (expense)	(119,541)	1,122,555	(549,156)	(13,891,376)

Net loss	(242,992)	(605,404)	(5,537,879)	(18,806,262)

Preferred stock dividends	(25,750)	(26,000)	(77,250)	(79,750)

Net loss applicable to common stock	(268,742)	(631,404)	(5,615,129)	(18,886,012)

Less: net (income) loss applicable to noncontrolling
interest in consolidated subsidiary	(1,040,156)	135,665	(1,353,954)	(57,045)

Net loss applicable to Ecosphere Technologies, Inc.
common stock	$(1,308,898)	$(495,739)	$(6,969,083)	$(18,943,057)

Net loss applicable to Ecosphere Technologies, Inc.
common stock
Basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.15)

Weighted average number of common shares
outstanding common stock
Basic and diluted	145,112,621	137,646,787	143,431,951	129,200,820

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2011	2010
Cash flows from operating activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(6,969,083)	$(18,943,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Preferred stock dividends	77,250	79,750
Depreciation and amortization	1,615,951	1,435,955
Restructuring reserve adjustment	-	50,000
Shares issued for settlement	-	114,000
Accretion of discount on notes payable	191,034	538,712
Loss on settlement of note and accrued interest for common stock	93,732	19,604
Non cash stock-based compensation expense	4,635,170	2,518,533
Asset impairment charge	-	116,000
Non cash charge for modification of warrants	-	93,735
(Gain) loss due to change in fair value of warrant derivative liability	(5,533)	8,816,136
Increase in fair value of embedded conversion option derivative liability	-	4,015,220
Noncontrolling interest in consolidated subsidiary	1,353,954	57,045
Changes in operating assets and liabilities:
(Decrease) increase in accounts receivable	(695,540)	3,424
Decrease in inventory	199,607	-
Decrease in prepaid expenses and other current assets	94,225	75,797
(Decrease) increase in accounts payable	(388,110)	381,989
(Decrease) increase in accrued expenses	(49,675)	251,260
Decrease in restructuring reserve	(48,502)	(42,852)
Decrease in deferred revenue	-	(672,000)
Decrease in other assets	(5,739)	(12,006)
Net cash provided by (used in) operating activities	98,741	(1,102,755)
Cash flows from investing activities:
Capital expenditures	(581,704)	(343,013)
Construction in progress purchases	-	(1,982,293)
Transfer from restricted cash	-	425,000
Net cash used in investing activities	(581,704)	(1,900,306)
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	1,575,000	-
Proceeds from officer advances	-	45,000
Proceeds from issuance of common stock and warrants	-	545,000
Proceeds received pursuant to warrant modifications	-	756,968
Proceeds from equipment financing arrangements	189,504	42,000
Proceeds from option and warrant exercises	673,664	1,123,151
Repayments of notes payable and other financing arrangements	(135,526)	(166,179)
Repayments of related party notes payable	(828,832)	(286,259)
Repayments pursuant to capital lease obligations	-	(13,080)
Net cash provided by financing activities	1,473,810	2,046,601
Net increase (decrease) in cash and cash equivalents	990,847	(956,460)
Cash and cash equivalents at beginning of period	46,387	1,089,238
Cash and cash equivalents at end of period	$1,037,234	$132,778

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	September 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$244,391	$124,388
Income taxes	$-	$-
Non-cash investing and financing activities:
Accrued preferred stock dividends	$77,250	$79,750
Conversion of convertible notes to common stock	$-	$2,104,393
Conversion of related party accrued interest to note principal	$49,089	$-
Conversion of related party debt to common stock	$-	$422,222
Discount related to warrants issued with convertible debt	$415,751	$-
Original issue discount on note payable	$50,000	$-
Cashless exercise of options and warrants	$33,420	$-
Reduction of derivative liability for embedded conversion options from conversion of
convertible notes and debentures	$-	$5,100,128
Reduction of derivative liability for warrant derivative instruments from warrant exercises
and modifications	$37,107	$14,571,170
Common stock issued as settlement of note and accrued interest	$66,238	$30,462
Transfer from construction in progress equipment to inventory	$389,558	$-
Common stock issued in payment of services and accounts payable	$-	$60,518
Series A redeemable convertible cumulative preferred stock converted to common stock	$-	$25,000
Series B redeemable convertible cumulative preferred stock converted to common stock	$-	$72,500

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION AND GOING CONCERN

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”), is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix® advanced oxidation technologies and its mobile, low maintenance water treatment systems.  Ecosphere's patented Ozonix® technology is a high volume, advanced oxidation process designed to recycle water while reducing liquid chemicals used during water treatment applications.

The Company, through its majority-owned subsidiary Ecosphere Energy Services, LLC, ("EES") currently provides energy exploration companies with an onsite, chemical free method to kill bacteria, destroy biofilms and control microbiologically induced fouling and corrosion that occurs during hydraulic fracturing and flowback operations.  The Company has been a water industry innovator since 1988 when Company founders began developing eco-friendly technologies to solve major water remediation challenges on land and at sea.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary EES.  All intercompany account balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information.  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has two operating segments that (i) engage in similar operating activities, (ii) have similar economic characteristics and, (iii) can be expected to have essentially the same future prospects.  As such, based on guidance provided by the FASB ASC Topic 280 Segment Reporting, the Company has aggregated its operating segments into one reportable segment thus negating the need for the disclosure of segment data.

Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the realization of assets and the satisfaction of liabilities in the normal course of operations.  During the nine months ended September 30, 2011, the Company incurred a net loss of $7.0 million of which $8.0 million related to non-cash items and the operating loss was substantially lower than such losses in comparative historical periods.  At September 30, 2011, the Company had a working capital deficiency of $2.2 million, a stockholders’ deficit of $1.5 million and had outstanding convertible preferred stock that is redeemable under limited circumstances for $4.0 million (including accrued dividends). These factors, among others, raise doubt about the Company's ability to continue as a going concern notwithstanding that this doubt has been significantly reduced by factors such as positive cash flow from operations and the nature of the Hydrozonix agreement, which provides all of the funding for manufacturing operations prior to delivery.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company’s continued existence is dependent upon its ability to generate sufficient additional revenue to support operations.  During the nine months ended September 30, 2011 the Company received approximately $5 million in revenues associated with the sale of its first two Ozonix® EF80 units (see discussion below), $0.7 million from the exercise of options and warrants for cash and $1.6 million from the issuance of convertible notes and warrants.  In addition, the Company’s 52.6% owned subsidiary had revenues of approximately $8.0 million for the nine months ended September 30, 2011.

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix LLC (a strategic alliance between the principals of Phillips and Jordan, Inc., a private family trust and Siboney Contracting Company) (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industries.  As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each Ozonix® EF60 unit it ordered.  Additionally, Hydrozonix pays a manufacturing fee and a license fee to EES.  In turn, ETI will be the exclusive manufacturer of the Ozonix® Ecos Frac® Series and is receiving its costs on a pass-through basis from EES.  Also, EES pays ETI a manufacturing fee.  In May 2011, Hydrozonix approved a change order to increase the flow rate of the units being produced.  The new units are referred to as Ozonix® EF80s as each unit is capable of processing 80 barrels per minute as compared to the 60 barrels per minute processed by the Ozonix® EF60s.  In addition, ETI receives profit distributions from EES relating to its ownership of EES which are derived from the fees and royalty payments EES has received (or will receive in the future) from Hydrozonix when the first two units were accepted and additional unit orders were placed.  ETI will share in future distributions from EES when it receives royalties from Hydrozonix. However, such royalties are not assured. The EF80 employs the same patented Ozonix® technology as the units that have successfully processed over 900 million gallons of water for on-shore oil and gas exploration companies over the past two years on over 375 wells.  Hydrozonix accepted the first EF80 unit and conditionally accepted the second EF80 unit in September of 2011 and ordered the production of the next two units pursuant to the terms of the Agreement.  Management believes the Agreement will provide the Company with the working capital to meet most, if not all, of the Company’s working capital needs.  Management is currently exploring several alternatives for additional equity or debt financing either at the Parent company level or through investments in subsidiaries formed to apply the Ozonix® technology to new industrial wastewater applications.

To secure the Company's obligations under the Agreement, the Company assigned a continuing first priority interest in each unit to be manufactured for Hydrozonix (including its components), as well as a continuing first priority interest in twenty-four EF10 units which are part of the Company's service fleet. The security interest in the assets terminates once the Company has delivered eight units to Hydrozonix or the sub-license granted to Hyodrozonix pursuant to the Agreement ceases to be exclusive.

Although, the Company has not attained a level of revenues sufficient to support recurring expenses as of this report, the Company has generated positive cash flow from operations of $0.1 million as of the nine months ended September 30, 2011.  Based on the anticipated cash flow, revenues and profits from the Hydrozonix Agreement, the Company expects to have the resources to settle all previously incurred obligations.  These factors, among others, have considerably reduced the substantial doubt about the Company’s ability to continue as a going concern expressed in previous filings, including the acceptance of and payment by Hydrozonix for the first two EF80 units.  In September 2011, Hydrozonix placed an order for two additional Ozonix® EF80s and such units are in production at the time of this report.  The Company believes that it will be able to fill this order prior to December 31, 2011.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.  There are no assurances that the Company will be successful in the continuation of the achievement of the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, “Consolidation”, and accordingly the Company presents noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reports non-controlling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value.  The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments.  Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs.  Past due status is based on how recently payments have been received from customers.  The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry.  No allowance was deemed necessary at September 30, 2011 and December 31, 2010.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water filtration units being manufactured and assembled for sale.  These units are built pursuant to individual order specifications.  The Company has minimal raw materials on hand and once a unit is completed, it is immediately shipped to the customer.  Inventory on hand at each respective balance sheet date is stated at the lower of cost or market.  At September 30, 2011, inventory was comprised of raw materials only.

Property and Equipment

Property and equipment is stated at cost.  For equipment manufactured for use by the Company, cost includes direct component parts plus direct labor.  Depreciation is computed using the straight-line method based on the estimated useful lives generally ranging from three to seven years.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease.  Expenditures for maintenance and repairs are expensed as incurred.

Patents

Patents consist of costs related to the development of such patents which have finite lives.  Intangible assets with finite lives are amortized over their estimated useful lives on a straight line basis.

Impairment of Long-Lived Assets

The Company reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to undiscounted future net cash flows expected to be generated by the asset or group of assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered appropriate.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Derivative Instruments

ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.  Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment.  The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”).  For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.  Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

ASC Topic 820 provides guidance with respect to valuation techniques to be utilized in the determination of fair value of assets and liabilities.  Approaches include, (i) the market approach (comparable market prices), (ii) the income approach (present value of future income or cash flow), and (iii) the cost approach (cost to replace the service capacity of an asset or replacement cost).  ASC Topic 820 utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

Revenue Recognition

In accordance with ASC Topic 605-10, “Revenue – Overall” revenue from the sale of equipment and sub-license fee revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

Revenue from water-treatment contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Revenue from technology license royalties is recorded as the royalties are earned.

Some projects the Company undertakes are based upon our providing water processing services for fixed periods of time.  Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonabilty estimated.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Research and Development

In accordance with ASC Topic 730-10, “Research and Development - Overall” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

Equity-based Compensation

Compensation expense for all stock-based employee compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, “Stock Compensation” (“ASC Topic 718”).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Vesting terms vary based on the individual grant terms.  As stock-based compensation expense recognized is based on awards ultimately expected to vest, such expense is generally reduced for estimated forfeitures.  ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock-based employee compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  The BSM option pricing model considers, among other factors, the expected life of the award and the expected volatility of the Company’s stock price.  Expected terms are calculated using the Simplified Method and the discount rate is based upon treasury rates with instruments of similar expected terms.  Warrants granted to non-employees are accounted for in accordance with ASC Topic 505-50, "Equity Based Payments to Non-Employees" and as such are valued using the BSM option pricing model.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes.  Under this method, deferred income tax assets and liabilities are determined based on difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25 “Income Taxes – Overall – Recognition” (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions.  ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

New Standards

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and International Financial Reporting Standards ("IFRSs").   This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same.  The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

3.      PROPERTY AND EQUIPMENT

During the nine months ended September 30, 2011, the Company invested approximately $0.4 million in leasehold improvements and new manufacturing equipment to support the manufacturing process for the Agreement with Hydrozonix, plus approximately $0.2 million for other equipment upgrades.  Depreciation expense amounted to $1.6 million and $1.4 million for the nine month periods ended September 30, 2011 and 2010, respectively.

The Company granted a continuing first priority interest in certain equipment with a net book value of $3.6 million to Hydrozonix pursuant to the Agreement. See discussion in Note 1.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

4.      NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 5), consists of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Convertible notes payable, net of discounts of $385,995 and $111,278 at
September 30, 2011(a) and December 31, 2010, respectively	$1,664,005	$313,722
Notes payable	-	50,000
Equipment financing	182,692	-
Insurance premium financing contract	34,328	-
Vehicle financing	57,576	69,566
Total debt	1,938,601	433,288
Less amounts payable within one year	(121,455)	(119,566)
Long term debt	$1,817,146	$313,722

(a) During the six months ended June 30, 2011, the Company received $1,075,000 in exchange for convertible notes with a total principal balance of $1,075,000, along with five-year warrants to purchase 767,857 shares at an exercise price of $0.70 per share.  The notes have a conversion rate of $0.70 per share and bear interest of 10% payable at the earlier of maturity or conversion.  The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%.  The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes.  Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the date of issue, there was no intrinsic value recorded for the embedded conversion feature.

The Company also received $500,000 in exchange for a convertible original issue discount note in the amount of $550,000 along with five year warrants to purchase 392,857 shares of the Company’s common stock at an exercise price of $0.70 per share.  The note has a conversion rate of $0.70 per share.  The warrants were valued using the BSM option pricing model with an expected term of 5 years, a volatility of 105.08% and a discount rate of 1.97%.  The relative fair value of these warrants, $145,492, plus the original issue discount of $50,000 was recorded as debt discount and is being amortized to interest expense over the term of the note.  Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the date of issue, there was no intrinsic value recorded for the embedded conversion feature.

5.      RELATED PARTY NOTES PAYABLE

Long-term related party debt consists of the following at September 30, 2011 and December 31, 2010:

	2011	2010
Related party notes payable	$1,993,026	$2,772,769
Less current portion	(1,856,350)	(2,636,093)
Non current portion of related party notes payable	$136,676	$136,676

In May 2011, the Company renegotiated a note payable with a former director, which removed the previous interest rate and extended the maturity date of the prior note, resulting in a new note agreement.  Under the new agreement, the Company made an initial payment of $17,025 and is required to make quarterly payments of $17,025 until the amount due, $340,400 (consisting of original principal of $291,311 plus accrued interest of $49,089), is paid in full.  The renegotiation of the note was accounted for as a debt restructuring in accordance with ASC Topic 470-60-15.  The carrying amount of the note was not affected as it did not exceed the total future cash payments.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

6.      RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs.  The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,300 through April 2013.  As of September 30, 2011, the restructuring reserve liability consists of the present value of the future minimum rental payments due, net of the sublease income payments to be received.

The following table summarizes the activity in the restructuring reserve for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	2011	2010
Balance at beginning of period	$181,119	$123,436
Rent and related payments	(134,785)	(130,136)
Sublease payments received	86,283	87,284
Reclassification from payables	--	45,220
Additional reserve adjustment	--	50,000
Balance at end of period	$132,617	$175,804

7.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”) under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment.  As a result, warrants and embedded conversion features of convertible notes are recorded as a liability and are revalued at fair value at each reporting date.  Further, under derivative accounting, the warrants are recorded at their fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date.  Embedded conversion features are valued at their fair value.  The fair value of the embedded conversion feature is added to loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts.  If the amount of the fair value of the embedded conversion feature applied to discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as change in fair value in operations on the issuance date.

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 warrants availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 6,746,173 shares of common stock exercised their cashless exercise rights and were issued 5,834,188 shares of common stock.  Further, since January 1, 2010, holders of warrants to purchase an additional 2,057,710 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 31, 2009 to 1,590,417 as of September 30, 2011.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end in 2011 using the BSM option pricing model.  Closing prices of the Company’s common stock, at September 30, June 30 and March 31, 2011 were $0.53, $0.54 and $0.62, respectively.  Volatility, expected term and risk free interest rates used are indicated in the table that follows.  The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants, at each respective date in 2011, and the risk free rate is based upon rates for treasury securities with the same term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Warrants	September 30,	June 30,	March 31,

Volatility	70.79%	74.24%	100.66%
Expected term in years	0.19 to 2.53	0.44 to 2.78	0.69 to 3.03
Risk free interest rate	0.02% to 0.34%	0.08% to 0.73%	0.21% to 1.29%

During the three month periods ended September 30, June 30 and March 31, 2011, based upon the estimated fair value, the Company increased or (decreased) the fair value of liability for warrant derivative instruments by ($29,421), ($174,873) and $198,761, respectively, which was recorded as change in derivative liability in other income or expense as applicable.  The net adjustment for the nine months ended September 30, 2011 amounted to income of $5,533.

8.      FAIR VALUE MEASUREMENTS

The Company measures and reports at fair value the liability for warrant and embedded conversion option derivative instruments.  The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing BSM option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$568,000	$-	$-	$568,000

The following is a roll-forward for the nine months ended September 30, 2011 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

Fair Value of Liability For Warrant Derivative Instruments
Balance at beginning of period	$610,642

Fair value of warrants exercised	(37,109)
Change in fair value included in statement of operations	(5,533)
Balance at end of period	$568,000

The Company had no non-financial assets or liabilities measured at fair value at September 30, 2011.

9.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2011 and December 31, 2010, there were six shares of Series A Redeemable Convertible Cumulative Preferred Stock (“Series A Preferred Shares”) outstanding.  The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends.  A change of control event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 24,000 common shares.  Accrued dividends totaled $1,002,869 and $985,994 at September 30, 2011 and December 31, 2010, respectively.  There was no Series A Preferred Shares activity during the nine months ended September 30, 2011.  Annual dividends accrue at a rate of $3,750 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Series B

At September 30, 2011 and December 31, 2010, there were 322 shares of Series B Redeemable Convertible Cumulative Preferred Stock (“Series B Preferred Shares”) outstanding, respectively.  The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or at the option of the holder upon a change of control event at $2,500 per share plus accrued dividends.  A change of control event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,997,176 and $1,936,801 at September 30, 2011 and December 31, 2010.  There was no Series B Preferred Shares activity during the nine months ended September 30, 2011.  Annual dividends accrue at a rate of $250 per share.

10.      COMMON STOCK

Shares issued during the nine months ended September 30, 2011 are summarized the below.

Shares outstanding and issuable at December 31, 2010	138,778,701
Settlement of note payable and accrued interest (a)	333,333
Exercise of warrants and options (b)	2,765,705
Cashless exercise by related party (c)	3,341,970
Restricted stock issued to employees, then cancelled	(29,117)
Restricted stock issued and issuable (d)	153,225
Total common shares outstanding at September 30, 2011	145,343,817

(a)	issued to settle a note and accrued interest in the amount of $66,238. The trading value of the stock on the date of settlement was $0.48 resulting in a loss on settlement of $93,732.
(b)	issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.28 per share resulting in proceeds to the Company of $673,664.
(c)
issued to a related party upon the cashless exercises of 6,077,000 options with an exercise prices between $0.15 and $0.30 per share based upon market prices of the Company’s common stock ranging from $0.54 to $0.68 per share.

(d)	See Note 11.

11.      RESTRICTED STOCK

The Company recognized share-based compensation expense of $148,750, for the nine months ended September 30, 2011, related to restricted stock grants issued per the terms of the 2006 Equity Incentive Plan (the "Plan").  The following table summarizes non-vested restricted stock and the related activity for the nine months ended of September 30, 2011:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at January 1, 2011	269,504	$0.89
Grants	259,258	$0.54
Vested	(153,225)	$1.24
Unvested at September 30, 2011	375,537	$0.51

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2011 was $142,500 which is expected to be recognized over the next 1.25 years.

In accordance with the Plan, in 2011 the Company granted the directors 259,258 restricted shares of the Company’s common stock that vest on June 30, 2012.  The fair value on the grant date was $0.54 per share or $140,000, which is being recognized over a one year vesting period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

12.      NET LOSS PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and shares of common stock which may be issued upon conversion of convertible notes and convertible original issue discount notes which total 78,881,313 as of September 30, 2011, are not included in the computation of net loss per common share for the nine months ended September 30, 2011 because the effect of their inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.

13.      STOCK OPTIONS AND WARRANTS

The fair value of each option is estimated on the date of grant using the BSM option-pricing model.  This model incorporates certain assumptions for inputs including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.  The Company used the following assumptions for options issued during the nine months ended September 30, 2011 and 2010:

	2011	2010
Risk-free interest rate	0.39% to 2.06%	1.01% to 1.22%
Expected option life in years	3.0 to 5.0	2.5 to 4.0
Expected stock price volatility	69.20% to 112.58%	104.57% to 107.68
Expected dividend yield	None	None

The BSM option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.  The risk free interest rate is based upon quoted market yields for United States Treasury debt securities.  The expected dividend yield is based upon the Company’s history of having never issued a dividend and management’s current expectation of future action surrounding dividends.  Expected volatility in 2011 and 2010 is based on historical volatility for the expected option term as it is a reasonable estimate of expected future volatility.  Implied volatility was not considered as the Company does not have any traded options or warrants.  The expected terms of the options and warrants are estimated using either the option term, for non-employee options and warrants, or the simplified method for employee and director grants.

During the first quarter of 2011, the Company increased the number of shares authorized under the 2006 Incentive Compensation Plan to 30 million shares and modified all outstanding options under the plan to include a cashless exercise feature.

Stock-based compensation expense related to options for the nine months ended September 30, 2011 and 2010 was $4.5 million and $2.4 million, respectively.  At September 30, 2011, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $3.4 million.  This unrecognized compensation cost is expected to be recognized over the next 33 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Activity in the Company’s options for the nine month periods ended September 30, 2011 and 2010 was as follows:

Employee Fixed Plan
	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price		Shares	Weighted Average Exercise Price

Outstanding at beginning of period	11,730,805		$0.58	11,468,736	$0.58

Granted	514,556		$0.52	234,842	$1.22

Exercised	(584,000)		$0.28	(623,667)	$0.27

Forfeited	-		$-	-	$-

Expired	(2,847,376)		$0.75	-	$-

Outstanding at end of period	8,813,985		$0.54	11,079,911	$0.61

Exercisable at end of period	8,299,429		$0.54	10,675,650	$0.60

Outstanding
Weighted average remaining contractual term			3.15		3.15
Aggregate intrinsic value			$632,875		$530,154
Weighted average grant date fair value		$			$0.80

Exercisable
Weighted average remaining contractual term			3.05		3.16
Aggregate intrinsic value			$623,375		$517,945

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

In July 2011, the Company granted directors five-year options to purchase 287,704 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan (the Plan) as compensation for their board service for the coming year.

In July 2011, the Company granted advisory board members five-year options to purchase 101,852 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan (the Plan) as compensation for their advisory board service for the coming year.

In August 2011, the Company granted an employee five-year options to purchase 25,000 shares of common stock at an exercise price of $0.47 per share.  The options vest over a one year period.

In September 2011, the Company granted an employee five-year options to purchase 100,000 shares of common stock at an exercise price of $0.45 per share.  The options vest over a three year period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Employee Fixed Non-Plan
	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	42,719,462	$0.50	33,115,414	$0.45

Granted	10,000,000	$0.48	7,200,000	$0.97

Exercised	(5,081,239)	$0.24	(1,157,851)	$0.30

Forfeited	(750,000)	$0.82	(202,020)	$1.00

Expired	-	$-	-	$-

Outstanding at end of period	46,888,223	$0.55	38,955,543	$0.54

Exercisable at end of period	37,138,223	$0.54	27,129,902	$0.45

Outstanding
Weighted average remaining contractual term		3.0		3.29
Aggregate intrinsic value		$3,718,926		$3,578,667
Weighted average grant date fair value		$0.33		$0.62

Exercisable
Weighted average remaining contractual term		2.75		2.88
Aggregate intrinsic value		$3,403,926		$1,280,221

On January 2, 2011, the Company granted its Chief Technology Officer five-year options to purchase 9,000,000 shares of common stock at an exercise price of $0.4799 per share.  The options vested one-third upon the signing of the Hydrozonix agreement, with the remainder vesting in equal installments on each June 30th and December 31st until either the Company has delivered 16 EcosFrac units to Hydrozonix or on the second anniversary of the agreement.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

During the three months ended September 30, 2011, the Company issued 380,000 shares of common stock upon the exercise of options with an exercise price of $0.15 per share resulting in proceeds to the Company of $57,000.

Non-Employee Fixed Non-Plan
	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	2,353,714	$0.33	3,803,741	$0.59

Granted	700,000	$0.64	-	$-

Exercised	(1,618,000)	$0.28	(193,548)	$1.00

Forfeited	-	$-	(806,452)	$1.00

Expired	-	$-	(300,000)	$1.02

Outstanding at end of period	1,435,714	$0.53	2,503,741	$0.37

Exercisable at end of period	1,185,714	$0.51	2,488,832	$0.37

Outstanding
Weighted average remaining contractual term		3.37		1.25
Aggregate intrinsic value		$70,929		$404,817
Weighted average grant date fair value		$0.50		N/A

Exercisable
Weighted average remaining contractual term		3.17		1.24
Aggregate intrinsic value		$70,929		$403,865

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

Warrants

Activity in the Company’s warrants for the nine month periods ended September 30, 2011 and 2010 were as follows:

	For the Nine Months Ended September 30, 2011		For the Nine Months Ended September 30, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	19,179,489	$0.51	32,588,207	$0.51

Granted	1,160,714	$0.52	353,898	$1.00

Exercised	(1,559,466)	$0.27	(10,521,324)	$0.25

Forfeited	-	$-	(2,594,121)	$0.70

Exchanged, net	-	$-	2,063,000	$0.69

Expired	(619,400)	$0.52	(2,580,372)	$1.20

Outstanding at end of period	18,161,337	$0.46	19,309,288	$0.44

Exercisable at end of period	18,161,337	$0.46	19,309,288	$0.44

Outstanding and exercisable
Weighted average remaining contractual term		1.38		1.80
Aggregate intrinsic value		$2,907,861		$3,116,187

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

During the three months ended September 30, 2011, the Company issued 50,000 shares of common stock upon the exercise of warrants with an exercise price of $0.25 per share resulting in proceeds to the Company of $12,500.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

14.      INCOME TAXES

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

The Company believes all of its tax positions are highly certain of being upheld upon examination by federal or state tax authorities.  Accordingly, the Company has not recognized any liability for unrecognized tax benefits.

15.      RELATED PARTY TRANSACTIONS

On January 4, 2011, the Company issued 1,176,471 shares of common stock in connection with the cashless exercise of options to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.68 per share.  The options were collateral for a loan from a third party to the Company’s then Chief Executive Officer (and now Chief Technology Officer) and were exercised by the lender to secure repayment of the loan.  Of the shares issued, 800,000 shares were issued to the lender and the balance of 376,471 shares were transferred to the Company's former Chief Executive Officer.

On January 31, 2011, the Company’s Vice President of Administration was issued 42,667 shares of common stock in connection with the cashless exercise of options to purchase 80,000 shares of common stock at an exercise price of $0.28 per share and based upon a market value of the Company’s common stock of $0.60 per share.

On May 9, 2011, the Company entered into a new note agreement with its former director.  Under the new agreement, the Company made an initial payment of $17,025 and is to make quarterly payments of $17,025 until the amount due, $340,400, is paid in full.  The balance of the note at September 30, 2011 was $306,350.

In May 2011, the Company issued 2,122,833 shares of common stock to its Chief Technology Officer upon the cashless exercise of 3,997,000 options with exercise prices of between $0.15 and $0.30 per share based upon a market price of the Company’s common stock of $0.54 per share.

In August and September 2011, the Company issued 100,000 and 130,000 shares of common stock, respectively, to its Chief Operating Officer upon the exercise of options with exercise prices of $0.15 per share.

During the nine months ended September 30, 2011, the Company repaid $794,782 of notes payable to a related party that holds a noncontrolling interest in EES.

16.      COMMITMENT AND CONTINGENCIES

Legal Matters
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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)

The Company had a long term relationship with Kamimura International Associates (“KIA”), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East.  The relationship resulted in the establishment of UltraStrip Japan, Ltd. (“USJ”), a company whose purpose was to market and deliver ship stripping services in Japan.  The agreement with KIA was never formalized.  In February 2007, KIA filed a lawsuit against the Company.  In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement.  The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail.  In 2008, the Company filed a counter-claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions were taken in the Spring and Summer of 2011.  Since those depositions there have been no further actions taken by either party and the matter remains in dispute.  The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

Warranties on EF80 Units

Each EF80 unit carries a 24 month warranty with the individual component vendors passing through their individual warranties to the client.  Ecosphere warranties construction and build quality for the period in question and any and all repairs would be carried out by the manufacturing team including the fabrication of any pipes and fittings as necessary. No warranty liability is accrued at September 30, 2011.

17.      NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES in exchange for a 67% ownership interest in EES.  In November 2009 EES received $7.9 million in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES is a limited liability company operating under a Limited Liability Company Agreement, as amended ("LLC Operating Agreement") which among other things specifies profit and loss allocations and distribution allocations.  EES reported a net loss of $1.3 million during the period from inception, July 16, 2009 through December 31, 2010, which was allocated to the other EES members in accordance with the LLC operating agreement.  During the nine months ended September 30, 2011, EES reported net income of $1.7 million of which the first $1.3 million has been allocated entirely to the non-controlling interest in accordance with the LLC operating agreement.  The remaining $0.4 million has been allocated to non-controlling interest and the Company in accordance with the LLC Operating Agreement.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the nine months ended September 30, 2011 and 2010:

	2011	2010

Balances at beginning of year	$10,078,306	$10,606,583
Noncontrolling interest in income	1,353,954	57,045
Balances at end of period	$11,432,260	$10,663,628

In a March 2011 side agreement to the Hydrozonix Agreement, the EES operating agreement was amended to defer the Company’s right to preferential distributions and profit allocation, outlined under the original operating agreement, until such time as the noncontrolling members have received distributions equal to their original investments.  In addition, so long as Hydrozonix maintains its exclusivity, the EES minority members will receive a 5% royalty while the remaining royalties of 15% are distributed by EES as part of a normal distribution in accordance with the LLC operating agreement to the Company and the minority members in accordance with their percentage interests in EES.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(UNAUDITED)
18.      CONCENTRATIONS

Concentration of Accounts Receivable and Revenues

At September 30, 2011 accounts receivable of approximately $1.4 million was comprised primarily of two major customers whose balances amounted to 51% and 30% of the total receivable balance and two customers accounted for 47% and 44% of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts through September 30, 2011.  As of September 30, 2011, the Company had approximately $0.6 million of cash equivalent balances held in a corporate checking account that were not insured.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable.  The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.  The Company’s customers are in the oil and gas industry.

Major Suppliers

The Company purchases products from a limited number of manufacturers, however, management believes that other suppliers could adapt to provide similar products or components on comparable terms.

19.      SUBSEQUENT EVENTS

Debt reduction

Subsequent to the balance sheet date, but prior to the filing of this Report on Form 10-Q, the Company repaid $0.7 million in related party debt.

Equipment lease

Prior to the filing of this Report on Form 10-Q, the Company and EES have executed a term sheet covering the lease of substantially all of EES's equipment currently in use at Southwestern Energy when the term of that agreement expires at the end of 2011 and through January 2012.  The terms of the lease cover a minimum two-year period (with Hydrozonix having the option to extend for three one-year periods) and calls for Hydrozonix to pay EES the sum of $281,000 per month or a total of $6,744,000 over the two-year period.  In addition, Hydrozonix will reimburse EES for executive and field service support on a per diem basis.  Hydrozonix will assume all of the costs of operations and EES will earn royalties on the operating profit in accordance with the existing agreement.  While the lease payments will be less than the existing revenue received by EES, the net income is expected to be equivalent because of the significant reduction in costs.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2010.

Company Overview

Ecosphere Technologies, Inc. is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix® advanced oxidation technologies and its mobile, low maintenance water treatment systems.  Ecosphere's patented Ozonix® Technology is a high volume, advanced oxidation process designed to recycle water while reducing liquid chemicals used during water treatment applications.

The Company’s Open Innovation Network is a business model that was created to invent, develop, commercialize and license patented green technologies.  The business model is used to:

1. Identify a major environmental water challenge
2. Invent technologies and file new patents
3. Partner with industry leaders
4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders
5. License the patented, commercialized technologies to well capitalized partners
6. Create reoccurring revenues and increase shareholder value

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary.  EES is engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES is successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company secured with two oil and gas exploration companies and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for U.S. onshore oil and gas exploration and production.  These agreements prove that the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of Ozonix® technologies and the identification of additional applications where our technologies will allow energy companies to optimize revenues. We believe our contracts with energy oil and gas exploration companies and our sublicense agreement with Hydrozonix, LLC demonstrate the substantial value of our intellectual property above and beyond the amounts recorded in our financial statements using the historical cost basis of accounting under GAAP.

Ecosphere’s patented Ozonix® technology has the ability to clean and recycle water without liquid chemicals in a variety of industries.  While EES has an exclusive license for the global energy market, Ecosphere Technologies owns 100% of all non-energy related Ozonix® applications.  These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture.  The Company is beginning to seek financial partners and licensees to expand its Ozonix® technology into other industries and applications.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
2011 Highlights

•	We began 2011 by announcing the signing of a non-binding term sheet for the sub-license and sale of up to 16 EcosFrac® units to a new oil and gas services company for onshore use in the United States.

•
In March 2011, the Company entered into an Exclusive Product Purchase and Sub-license Agreement (the “Hydrozonix Agreement”) related to the non-binding term sheet noted above.  Highlights of the agreement and activities under such agreement include:

o
An initial order of two Ozonix® EF80 units (the “Initial Units”) which, were both delivered.  Hydrozonix accepted the first EF80 unit and conditionally accepted the second EF80 unit in September of 2011.  This acceptance now means that Hydrozonix must place orders for a minimum of fourteen additional units during the initial two years of the Hydrozonix Agreement to maintain exclusivity.

o	An order has been received for the next two units under the Hydrozonix Agreement to be delivered prior to December 31, 2011.
o
Hydrozonix will have an exclusive license to use our Ecosphere Ozonix® technology within the onshore oil and gas exploration and production field of use in the United States.  In order to maintain their exclusivity, in subsequent years, Hydrozonix must meet certain minimum equipment purchase quantities to average no less than eight per year.

o
During the three months ended September 30, 2011, cash flows provided by operating activities was $0.8 million, primarily due to the delivery of the initial two EF80 units, resulting in positive operating cash flows of $0.1 million for the nine months ended September 30, 2011.

The signing of the Agreement with Hydrozonix signals the Company’s transition of the operations of its 52.6% owned subsidiary, EES, from an oil and gas services provider to an oil and gas services equipment manufacturer and seller and licensor of the Ozonix® technology.  The new model will result in revenues from the sale of equipment, plus ongoing technology licensing royalties based upon the profits generated by the equipment.  It is anticipated that this transition will result in higher revenues due to the sales of the equipment, but at a lower gross profit margin percentage.  The revenues generated from technology licensing royalties are expected to grow steadily as the equipment units are delivered to Hydrozonix and the recycling of water without the use of chemical biocides expands in the oil and natural gas exploration and production industry.

•
Lastly, we have a signed term sheet for a lease of the existing equipment owned by EES.  The revenue generated from leasing the equipment is expected to be lower than the revenues over the past two years from providing water recycling services to oil and gas exploration companies.  However, the operating costs associated with providing the services will be significantly reduced, resulting in potentially higher income from operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CRITICAL ACCOUNTING ESTIMATES

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition.  Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Revenue Recognition

Revenue from sales of equipment is recognized when products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, price is fixed or determinable, collection is probable, and any future obligations of the Company are insignificant.  Revenue from the Ecosphere Ozonix® water-filtration contracts is earned based upon the volume of water processed plus additional contractual period-based charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.  Revenue from technology license royalties are recorded as the royalties are earned.  The Company includes shipping and handling fees billed to customers as revenues and shipping and handling costs as cost of revenues.

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718-20-10 Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services.  Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service.  We follow the measurement and recognition provisions of ASC 505-50 Equity Based Payments to Non-Employees for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 13 to our unaudited condensed consolidated financial statements contained in this report.  The Black-Scholes-Merton ("BSM") option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options and warrants.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant liability and embedded conversion liability option at the issuance date and at each subsequent reporting date by using the BSM option pricing model based upon certain assumptions which are contained in Note 7 to our unaudited consolidated financial statements contained in this report.  The BSM model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our warrants and embedded conversion options have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants and embedded conversion options.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Three Months ended September 30, 2011 with the Three Months Ended September 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2011	2010	$ Change

Revenues	$8,207,331	$2,188,534	$6,018,797
Cost of revenues	5,297,514	1,002,796	4,294,718
Gross profit	2,909,817	1,185,738	1,724,079
Operating expenses
Salaries and employee benefits	1,922,022	1,447,248	474,774
Administrative and selling	297,688	375,478	(77,790)
Professional fees	191,952	377,748	(185,796)
Depreciation and amortization	553,809	510,018	43,791
Research and development	67,797	37,205	30,592
Total selling general and administrative	3,033,268	2,747,697	285,571
Impairment of assets	-	116,000	(116,000)
Restructuring charge	-	50,000	(50,000)
Total operating expenses	3,033,268	2,913,697	119,571
Loss from operations	(123,451)	(1,727,959)	1,604,508
Other income (expense):
Other income	53	31	22
Gain (loss) on conversion, net	(164)	12,524	(12,688)
Interest expense	(148,851)	(93,883)	(54,968)
Change in fair value of derivative instruments	29,421	1,203,883	(1,174,462)
Total other income (expense)	(119,541)	1,122,555	(1,242,096)
Net loss	(242,992)	(605,404)	362,412
Preferred stock dividends	25,750	26,000	(250)
Net loss applicable to common stock	(268,742)	(631,404)	362,662
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(1,040,156)	135,665	1,175,821
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,308,898)	$(495,739)	$(813,159)

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The Company reported a net loss applicable to Ecosphere Technologies, Inc. common stock of $1.3 million during the three months ended September 30, 2011 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $0.5 million for the three months ended September 30, 2010.  The Company’s net loss for the three months ended September 30, 2010 was reduced by $1.2 million as a result of the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.

Revenues

 Revenues for the three months ended September 30, 2011 increased $6.0 million over the three months ended September 30, 2010.  This increase is due to the same drivers as discussed in the nine-month comparison below.

Cost of Revenues

Cost of revenues amounted to $5.3 million for the three months ended September 30, 2011 as compared to $1.0 million for the three months ended September 30, 2010.  This increase is due to the same drivers as discussed in the nine-month comparison below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $3.0 million compared to $2.9 million for the three months ended September 30, 2010, resulting from an increase in salaries and employee benefits of $0.5 million.  This was due to an increase in the number of employees at the Company from the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and increased non cash equity-based compensation.  Research and development continues to increase as we investigate new applications of our technology.  These increases were partially offset by a decrease in professional fees of $0.2 million in the 2011 period and an asset impairment charge of $0.1 million related to two older generation water filtration units and a restructuring charge of $50,000 recorded in the three months ended September 30, 2010.  Included in the operating expenses were non-cash expenses including stock based compensation of $0.8 million and $0.6 million for the current quarter and same quarter prior year, respectively, and depreciation and amortization of $0.5 million for both the three month periods ended September 30, 2011 and 2010.

Loss from Operations

Loss from operations for the three months ended September 30, 2011 was $0.1 million compared to a loss of $1.7 million for the three months ended September 30, 2010.  See discussion above under "Cost of Revenues" and "Operating Expenses" for further details.

Interest Expense

Interest expense was largely consistent with the same period in the prior period.  The minor increase in the 2011 period versus the same period in 2010 is driven by the timing of borrowings and repayments in the respective periods.  See discussion under the nine-months regarding the exchange of convertible notes and related party debt for common stock in the 2010 period.  In the second quarter of the 2011 period, the Company issued approximately $1.6 million in convertible notes payable and warrants resulting in incremental interest expense associated with warrant and original issue discounts.

Change in Fair Value of Derivative Instruments

The Company estimated the fair value of these liabilities to be $0.6 million as of September 30, 2010 (same period, prior year) using the BSM option pricing model.  As such, the Company recognized other income of $1.2 million for the three months ended September 30, 2010, representing the decrease in the fair value of the derivative liability at September 30, 2011 as compared to the fair value at June 30, 2010.  The decrease in the liability resulted primarily due to the decrease in the market value of the Company’s common stock from $0.54 per share at June 30, 2010 to $0.50 per share at September 30, 2010.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Nine Months ended September 30, 2011 with the Nine Months Ended September 30, 2010

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2011	2010	$ Change

Revenues	$12,802,515	$6,427,787	$6,374,728
Cost of revenues	6,721,771	2,541,566	4,180,205
Gross profit	6,080,744	3,886,221	2,194,523
Operating expenses
Salaries and employee benefits	7,134,104	4,949,593	2,184,511
Administrative and selling	1,053,504	1,299,676	(246,172)
Professional fees	1,062,291	826,535	235,756
Depreciation and amortization	1,615,951	1,432,363	183,588
Research and development	203,617	126,940	76,677
Total selling general and administrative expense	11,069,467	8,635,107	2,434,360
Impairment of assets	-	116,000	(116,000)
Restructuring charge	-	50,000	(50,000)
Total operating expenses	11,069,467	8,801,107	2,268,360
Loss from operations	(4,988,723)	(4,914,886)	(73,837)
Other income (expense):
Other income	484	273	211
Loss on conversion, net	(94,826)	(121,080)	26,254
Interest expense	(460,347)	(939,213)	478,866
Change in fair value of derivative instruments	5,533	(12,831,356)	12,836,889
Total other expense	(549,156)	(13,891,376)	13,342,220
Net loss	(5,537,879)	(18,806,262)	13,268,383
Preferred stock dividends	77,250	79,750	(2,500)
Net loss applicable to common stock	(5,615,129)	(18,886,012)	13,270,883
Net income applicable to noncontrolling interest of consolidated subsidiary	(1,353,954)	(57,045)	1,296,909
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(6,969,083)	$(18,943,057)	$11,973,974

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The Company’s reported a net loss applicable to Ecosphere Technologies, Inc. common stock of $7.0 million during the nine months ended September 30, 2011 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $19.0 million for the nine months ended September 30, 2010.  The major driver of the variance in net loss is the accounting for change in fair value of derivative instruments that impacted the prior year comparative period as discussed below.

Revenues

Revenues for the nine months ended September 30, 2011 increased $6.4 million over the nine months ended September 30, 2010.  The increase in revenue is driven by the Company selling its first two units under the Hydrozonix Agreement which amounted to $5.6 million.  The remainder of the revenue increase resulted from increased volume of activities surrounding the pretreatment of water to fracture natural gas wells and the processing of frac flowback water.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
Cost of Revenues

Cost of revenues amounted to $6.7 million for the nine months ended September 30, 2011 as compared to $2.5 million for the nine months ended September 30, 2010.

Included in these costs for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of the water filtration and Ecos Frac Tank units which were lower despite higher sales volume in the 2011 period.  Such favorability is the result of efficiencies in our processes resulting in part from additional multiple well pad processing sites, as well as lower gas costs in the current period.  During the 2011 period, “Cost of revenues” also includes the cost of the manufacture of the EF80 water treatment units sold to Hydrozonix.  These costs amounted to $4.6 million.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $11.0 million compared to $8.6 million for the nine months ended September 30, 2010, or an increase of $2.4 million.  The increase is largely attributable to a $2.1 million increase in salaries and wages driven primarily by non-cash equity-based compensation from option grants and, to a lesser extent, by increased activity as a result of the manufacturing and testing of the Company's first two EF80 units.  The remainder of the increase was a result of higher costs associated with supporting increased operations including costs of (i) additional space and related overhead for operations, and (ii) professional fees associated with both product engineering and testing (research and development) and accounting and legal activities.  The year over year increase was partially offset by asset impairment and restructuring charges recorded in the 2010 period amounting to $0.2 million and costs associated with the development of the Company's website in the 2010 period.  Included in "Operating Expenses" were non-cash expenses including stock based compensation of $4.6 million and $2.5 million and depreciation and amortization of $1.6 million and $1.4 million in the 2011 and 2010 periods, respectively.

Loss from Operations

Loss from operations for the nine months ended September 30, 2011 was $5.0 million compared to a loss of $4.9 million for the nine months ended September 30, 2010.  See discussion above under "Cost of Revenues" and "Operating Expenses" for further details.

Change in Fair Value of Derivative Instruments

The Company’s net loss for the nine months ended September 30, 2010 (same period, prior year) was significantly impacted by the accounting for derivative liabilities related to warrants and convertible notes issued by the Company.  On May 18, 2009 and May 17, 2010, the Company filed Form 8-Ks which highlighted the fluctuations in net income (loss) which may occur related to the accounting for these derivative instruments, stated that we believe an evaluation of our results should focus on our income or loss from operations and outlined steps the Company was taking to reduce the number of derivative instruments as evidenced by the insignificant impact to the results for the nine months ended September 30, 2011.  Derivative liabilities are recorded at fair value each reporting period.  A major component of this valuation is the market value of the Company’s common stock.  The periodic change in the value of the derivative liability is recorded in other income and expense.  As the market value of the Company’s common stock increases, so does the Company’s derivative liability resulting in other expense.  As the market value of the Company’s common stock declines, the Company’s derivative liability decreases resulting in other income for the period.  The market value of the Company’s common stock was $0.47 as of December 31, 2009.  Since December 31, 2009 the fair value of the Company’s common stock has increased to $1.50 as of March 31, 2010, decreased to $1.24 as of June 30, 2010 and further decreased to $0.50 as of September 30, 2010 resulting in other expense of $21 million during the three months ended March 31, 2010, other income of $7 million during the three months ended June 30, 2010 and other income of $1.2 million for the three months ended September 30, 2010.  As a result, the year to date impact for the nine months ended September 30, 2010 was other expense of $12.8 million.

Interest Expense

Interest expense was $0.5 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively.  The decline in 2011 is the result of a decrease in the weighted average debt outstanding in during the 2011 period as compared to the same period in 2010.  In the 2010 period, the Company converted $2.1 million in convertible notes and $0.4 million in related party debt into common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Operations:

Net cash provided by operating activities was $0.1 million for the nine months ended September 30, 2011, compared to net cash used in operating activities of $1.1 million for the nine months ended September 30, 2010.

2011 Period
Cash provided in operating activities in the 2011 period of $0.1 million resulted from the net loss applicable to Ecosphere Technologies, Inc. common stock of $7.0 million being exceeded by non-cash charges of $8.0 million, partially offset by a $0.9 million use of cash resulting from working capital changes.

Non-cash charges included (i) vesting of options and restricted stock of $4.6 million, (ii) depreciation and amortization of $1.6 million, (iii) $1.4 million in income allocable to non-controlling interests, (iv) $0.2 million in debt accretion, and (v) $0.2 million in other miscellaneous non-cash charges.

Changes in working capital amounted to a use of $0.9 million in cash and were largely the result of decreases in payables and accrued expenses and increases in accounts receivable all of which are driven by increased business activity in both of our operating segments.  See the unaudited condensed consolidated statements of cash flows for additional details.

2010 Period
Cash used in operating activities in the 2010 period resulted from the net loss applicable to common stock of $18.9 million which was offset by non-cash charges for (i) depreciation and amortization of $1.4 million, (ii) accretion of note interest of $0.5 million, (iii) vesting of options and restricted stock of $2.5 million, and (iv) a non-cash loss due to the increase in derivative liabilities of $12.8 million.

Net working capital changes were largely flat due to increases in payables and accruals being offset by decreases in deferred revenue.  See the unaudited condensed consolidated statements of cash flows for additional details

Investing:

The Company’s net cash used by investing activities was $0.6 million for the nine months ended September 30, 2011 compared to net cash used in investing activities of $1.9 million for the nine months ended September 30, 2010.

2011 Period
The Company invested $0.4 million in equipment and leasehold improvements related to its manufacturing facility and made approximately $0.2 million of upgrades to existing equipment in order to enhance its ability to perform under the Hydrozonix Agreement.

2010 Period
The Company invested $2.0 million in equipment components associated with new Ecos Frac Tank units, upgrades to existing EcosBrine units and $0.3 million in additional vehicles and leasehold improvements to support operations.  Partially offsetting these expenditures was the release of $0.4 million in restricted cash that had been held in escrow for certain convertible note agreements which were converted into common stock in 2010.

Financing:

The Company’s net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2011 compared to net cash provided by financing activities of $2.0 million for the nine months ended September 30, 2010.

2011 Period

The Company's net cash provided by financing activities consisted primarily of proceeds from (i) the issuance of convertible debt and warrants of $1.6 million (ii) proceeds from the exercise of warrants and options of $0.7 million, and (iii) $0.2 million in equipment financing.  Cash used in financing activities included payments on related party notes of $0.8 million and repayments on vehicle and insurance and equipment financings of approximately $0.1 million.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2010 Period
The Company’s net cash provided by financing activities in 2010 consisted of proceeds from (i) the exercise of warrants and options of $1.1 million (ii) the exchange of warrants for cash of $0.8 million (iii) the sale of common stock and warrants of $0.5 million, and (iv) $0.1 million in miscellaneous other sources.  Cash used in financing activities included payments of related party debt of $0.3 million and $0.2 million in repayments of other miscellaneous financing obligations.

Liquidity Discussion

In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the oil and gas industry onshore in the United States in exchange for minimum purchase commitments for the Company’s new Ozonix® EF60 units.  In May 2011, Hydrozonix approved a change order to increase the flow rate of the units being produced.  The new units are referred to as Ozonix® EF80s as each unit is capable of processing 80 barrels per minute as compared to the 60 barrels per minute processed by the EF60s.  Hydrozonix must purchase at least 16 new EF80 units in the first twenty four months to maintain their exclusive license and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units.  The Company delivered the first two Ozonix® EF80 units during the third quarter of 2011.

In May 2011, the Company received notice that Southwestern Energy would not be renewing the work orders after their terms expired.  In October 2011, the Company signed a term sheet for a lease of the existing equipment owned by EES currently under contract with Southwestern Energy.  The revenue generated from leasing the equipment is expected to be lower than the revenues over the past two years from providing water recycling services to oil and gas exploration companies.  However, the operating costs associated with providing the services will be significantly reduced and the net income is expected to be equivalent because of the significant reduction in costs.

Management believes that the Hydrozonix transaction will provide revenue sufficient to maintain operations for at least the next two years assuming Hydrozonix continues to purchase units in order to maintain its exclusivity.  In addition, while EES has an exclusive license for the global energy market, Ecosphere Technologies Inc. owns 100% of all non-energy related Ozonix® applications.  These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture.  The Company is beginning to seek financial partners and licensees to expand its Ozonix® technology into other industries and applications.

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

Contractual obligations:

From	Oct 2011	Oct 2012	Oct 2013	Oct 2014	Oct 2015
To	Sept 2012	Sept 2013	Sept 2014	Sept 2015	Sept 2016	Thereafter	Total
Debt principal	$1,161,804	$2,223,480	$111,804	$111,804	$52,443	$-	$3,661,335
Interest on debt	31,500	320,000	-	-	-	-	351,500
Operating leases	247,646	107,533	-	-	-	-	355,179
Purchase obligations	-	-	-	-	-	-	-
	$1,440,950	$2,651,013	$111,804	$111,804	$52,443	$-	$4,368,014

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 15 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including anticipated and potential revenue and liquidity.  Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2010.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of September 30, 2011 was held in insured depository accounts, of which approximately $0.6 million exceeded insurance limits.

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

ITEM 1A.  RISK FACTORS.

There are no risk factors which have not been disclosed in the Company's Form 10-K for the year ended December 31, 2010 and the Form 10-Q for the six months ended June 30, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933 (the “Act”), as described below.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holders (1)	September 28, 2011	50,000 shares of common stock	Exercise of warrants at $0.25 per share

(1)           Exemption under Section 4(2) of the Act and Rule 506 thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  (REMOVED AND RESERVED).

ITEM 5.  OTHER INFORMATION.

None

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.    EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
4.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q	5/10/11	10.3
10.2	Second Amendment to EES LLC Agreement**	10-Q	5/10/11	10.7
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Calculation Linkbase Document***
101.LAB	XBRL Taxonomy Labels Linkbase Document***
101.PRE	XBRL Taxonomy Presentation Linkbase Document***
101.DEF	XBRL Definition Linkbase Document***

**Filed pursuant to a confidential treatment request for certain portions of this document. Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

***Attached as Exhibit 101 to this report are the Company's financial statements for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed "filed" or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

ECOSPHERE TECHNOLOGIES, INC.

November 9, 2011	By:	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	By:	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer
(Principal Financial Officer)