Form 10-Q/A
period 2011-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2011-12-01
CIK 1071760

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at May 6, 2011
Common Stock, $0.01 par value per share	142,421,093 shares

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include previously redacted information in two exhibits and also includes the certifications previously filed and furnished.

2

ITEM 6.  EXHIBITS.

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
4.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.1	Summary of Employment Arrangement - Vinick*	10-Q	5/10/11	10.1
10. 2	Summary of Employment Arrangement - McGuire*	10-K	3/16/11	10.2
10.3	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**				Filed**
10.4	Southwestern Energy Services Agreement**	10-Q	8/16/10	10.16
10.5	Newfield Exploration Services Agreement**	10-Q	8/16/10	10.17
10.6	EES Side Letter Agreement - Hydrozonix**	10-Q	5/10/11	10.6
10.7	Second Amendment to EES LLC Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished

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

ECOSPHERE TECHNOLOGIES, INC.

December 1, 2011	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

December 1, 2011	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer
(Principal Financial Officer)

4