Form 10-K
period 2011-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2012-03-15
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes  ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was approximately $65,000,000

The number of shares outstanding of the registrant’s common stock, as of March 12, 2012, was 148,011,792.

PART I

ITEM 1. BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere”, "we", "us", "our", or the “Company”) is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix® advanced oxidation technologies and its mobile, low maintenance water treatment systems.

Our Business Strategy

Since 2007, our management team has been executing on a business strategy that is driven by “Open Innovation” and product development. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley.  The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network”, our product development lifecycle that can be characterized by the following 6 stages:

1.	Identify a major environmental water challenge
2.	Invent new technologies and file patents
3.	Partner with industry leaders
4.	Commercialize and prove the technology with ongoing services paid for by customers & industry leaders
5.	License the patented, commercialized technologies to well capitalized partners
6.	Create recurring revenues and increase shareholder value

From inception in 1998, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water challenges.  Our Ozonix® technology is a high volume, advanced oxidation process designed to recycle industrial wastewater without the use of toxic chemicals.

In addition to Ozonix®, we have developed an extensive portfolio of intellectual property that includes over 30 patents and trademarks that have been filed and approved in various locations around the world. These patented technologies can be purchased and licensed for use in large-scale and sustainable applications across industries, nations, and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints.  Our current focus is on licensing the Ozonix® technology, although our other technologies and patents remain a viable part of our long-term licensing strategy.

Our Ozonix® Technology

Our patented Ozonix® technology offers customers a chemical-free alternative to high-volume water recycling for a diverse range of industries including but not limited to oil and gas, metals, mining, power generation, industrial, pulp and paper, food and beverage, agriculture, pharmaceuticals, manufacturing, municipal wastewater treatment and more. Ecosphere's patented Ozonix® water treatment technology is unique because it uses a proprietary combination of advanced oxidation processes rather than chemicals to recycle industrial wastewater. Ozonix® combines various forms of advanced oxidation including ozone, hydrodynamic cavitation, acoustic cavitation, and electro-oxidation into one process to oxidize organic and inorganic materials found in industrial wastewaters for re-use.  Ozonix® combines various forms of advanced oxidation including ozone, hydrodynamic cavitation, acoustic cavitation, and electro-oxidation into one process to offer broad-spectrum water treatment capabilities.  This includes the destruction and oxidation of organic matter, bacteria, biofilms, heavy metals, hydrocarbons and sulfides that are typically found in industrial wastewaters.

Recent Developments

We continued to execute our business strategy in 2011 and have recently completed all of the 6 stages required to prove our business model and “Open Innovation” strategy, with respect to the commercialization and licensing of our patented Ozonix® technology and its ability to reduce and/or eliminate chemicals used during industrial wastewater treatment.

Open Innovation.
A Proven Business Model

ecosphere TECHNOLOGIES, INC.

Step 1	Identify an Environmental Challenge	+ Hydraulic Fracturing
Step 2	Invent New Technologies & File Patents	OZONIX
Step 3	Partner with Industry Leaders	NEWFIELD; swn Southwestern Energy
Step 4	Commercialize the Technology	
Step 5	Sell or License the Technology	HYDROZONIX
Step 6	Increase Shareholder Value

Since 2008, Ecosphere Energy Services ("EES") our 52.6% owned subsidiary, has recycled over 1 billion gallons of flowback and produced water for over 475 oil and natural gas wells in the United States. EES is currently providing its services to subsidiaries of Southwestern Energy Company (“Southwestern”) and Newfield Exploration Company (“Newfield”) two major energy companies engaged in natural gas production in the Fayetteville and Woodford shale plays.  In March 2011, Ecosphere and EES signed a minimum 2-year, $44 million technology licensing agreement with Hydrozonix, LLC for the domestic onshore oil and gas industry. Ecosphere has manufactured 4 Ozonix® EF80 units for Hydrozonix and is currently producing units 5 and 6 of an initial 16 unit order.1To maintain their exclusivity in the licensed territory, Hydrozonix must maintain an average order of 8 units per year going forward.

______________________________________
 1 The words “initial” and “minimum” in this context describe conditions for the licensee to maintain certain exclusive rights which would be lost if they failed to purchase the minimums described here.  See “EES Licensing Transaction” at page 8 of this Report.

CURRENT BUSINESS

Overview

At present, Ecosphere is focusing its efforts on EES, its 52.6% majority owned subsidiary. EES is engaged in successfully providing high volume, mobile water recycling services to major energy exploration companies around the United States utilizing Ecosphere’s patented Ozonix® technology.  The industry acceptance of this technology is demonstrated by the Company providing water recycling services on over 475 natural gas and oil wells to date, and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for U.S. onshore oil and gas exploration and production. The revenues over the past two years from servicing the oil and gas industry prove that the Ecosphere Ozonix® technology is now commercially viable and have fueled the continuing development of Ozonix® technologies and the identification of additional applications where our technologies will allow energy companies to optimize revenues and recycle the bulk of their production waters.

Ecosphere’s patented Ozonix® technology has the ability to clean and recycle water in a variety of industries without using liquid chemicals.  While EES has an exclusive license for global energy applications, Ecosphere owns 100% of all non-energy related Ozonix® applications.  These industries include but are not limited to mining and minerals, municipal, bottled beverages, industrial, marine, and agricultural.

The Company continues to actively seek customers, financial partners, and licensees to expand its Ozonix® technologies into other industries and markets in the U.S. and globally.

Water and Energy

The two most important resources for the world are water and energy.  Water and energy production are two highly interconnected sectors. Energy is used throughout the water production and distribution system to supply water to its various end users.  Water is essential to the production of energy.  At present, water cools electric power plants, flows through the turbines at hydroelectric dams, irrigates crops used to produce biofuels, and is pumped underground to crack open rock formations and allow oil and gas to flow to the surface via the wellbore.  The role of water in the energy sector is increasingly critical as many future sources of fossil fuels, including oil sands and unconventional natural gas and oil reserves, are water intensive to induce production.  Other energy sources that may be useful for combating climate change, such as carbon capture and storage, biofuels, and nuclear power, also require large volumes of water.  It is estimated that agriculture uses 70% of all freshwater withdrawals whereas energy uses only 8% of freshwater withdrawals.  However, growing populations and growing demand from other industries will likely squeeze energy’s already thin share of water, especially in those parts of the world experiencing water scarcity.  When constraints on water resources are coupled with pressures to reduce greenhouse gas emissions, the challenges for new energy projects grow exponentially.  Therefore, there is a burgeoning demand for finding and implementing solutions that reduce water use and increase water recycling.

Resource Plays:  Oil and Natural Gas

Natural gas and oil recovered from resource plays are now considered to be the next step forward in the fossil-fuel or hydrocarbon recovery challenge. The large volume and long-term production from these resource plays are driving greater exploration and exploitation opportunities. On a global basis, resource plays represent a potentially recoverable resource equal to or exceeding the known conventional natural gas reserves in the world.

In a conventional oil and gas field, vertical wells are drilled into conventional sandstone and carbonate hydrocarbon reservoirs, which can be as deep as one to six miles beneath the surface. With resource plays, the oil and natural gas trapped in unconventional, low porosity and permeability, sandstone, carbonate and shale formations is accessed by horizontal well bores of up to two miles in length.  The oil and gas is then released through hydraulic fracturing which fractures these reservoirs and allows the flow of hydrocarbons to the surface. The success of hydraulic fracturing of these unconventional reservoirs is driving the explosive growth of exploiting these previously unproduceable reservoirs.  Hydraulic fracturing employs large volumes of water, proppants such as sand or bauxite, and other chemicals, to open fractures in the reservoir rock that in turn allow the flow of gas or oil to the surface.  An energy company will use between 3,000,000 and 5,000,000 gallons of water fracturing each well.

Hydraulic fracturing fluid is created by taking fresh or brackish water, often taken from surface water systems such as rivers or ponds, and mixing it with chemical additives such as biocides, to eliminate the aerobic and anaerobic bacteria found in the source water, and scale inhibitors, to prevent chemical corrosion within the steel-cased wellbore. After the hydraulic fracturing process occurs, this fluid returns to the surface as  flowback and produced water via the well bore. Oil and gas producers  are then forced to deal with these wastewaters.  These wastewaters are typically contaminated with salts, biocides, heavy metals, scaling inhibitors and hydrocarbons.  The conventional method of handling this wastewater is to dispose of it either in deep injection wells or in evaporation ponds.  These methods require extensive trucking of the water, which is expensive and wasteful.  To counteract this expense and waste,  many of the leading oil and gas operators are recycling their flowback and production fluids instead in order to reduce water consumption, control their costs for water, and reduce their overall environmental impact.

ECOSPHERE ENERGY SERVICES, LLC

The Ecosphere Ozonix® technology is a proven patented advanced oxidation process for use in the oil and natural gas exploration business to assist oil and gas operating companies in recycling frac flowback waters from hydraulic fracturing and oilfield produced waters. Ecosphere has issued an exclusive worldwide license, solely for the energy field of use for the Ecosphere Ozonix® technology, to EES, a majority-owned subsidiary of the Company.

Ecosphere developed the Ecosphere Ozonix® technology in the second half of 2007 and began testing it in late 2007 and mid 2008-thru 2009 in the Barnett Shale producing area of North Texas, and Woodford Shale area of Oklahoma.  This testing proved that the Ecosphere Ozonix® technology is able to efficiently and in a cost effective manner oxidize organic and inorganic materials in frac flowback and produced water to provide a pre and post treatment solution to the disposal of this wastewater by remediating it and allowing its reuse in the hydraulic fracturing process.

In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield Exploration to build and operate a water recycling plant utilizing the Ecosphere Ozonix® technology water treatment system that could clean frac flowback and produced waters clean enough to be able to be discharged to the ground for soil farming.  Newfield has elected to recycle the waters that continue to be treated with the Ecosphere Ozonix® process for reuse in their drilling operations.

EES is currently providing onsite water processing services to oil and gas companies in two states, Arkansas and Oklahoma.  EES has agreements with two natural gas production companies: Southwestern and Newfield.

We manufactured and began testing the prototype of the Ecos-Frac® tank in the first quarter of 2009.  In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern and received a work order under this agreement for the deployment of Ecos-Frac® tanks to pre-treat water used to fracture natural gas wells in the Fayetteville Shale.  Under the work order, EES is providing the services for a minimum two-year period with extensions that have continued.  In addition, the work order includes an option to purchase the Ecos-Frac® units at preset prices based upon the date the option is exercised, plus an ongoing license fee for each barrel of water processed thereafter.  The Company delivered the Ecos-Frac® units in November and December 2009 and January 2010.  This Agreement and the work order demonstrated that the Ecos-Frac® units are an important part of our product line to service the oil and gas industry.

During the summer of 2010, Ecosphere and EES made a significant effort to generate business assisting BP in the Gulf oil spill clean-up. We partnered with Mid Gulf Services a Louisiana based environmental and disaster relief contractor that had a Master Service agreement with BP in place to provide its services to BP. Like many other companies which believed that they had solutions for helping clean the oil from the ocean and marshes, the efforts of our partner Mid Gulf and Ecosphere to ultimately secure a contract with BP were unsuccessful.

Our Strategy and Markets

Ecosphere currently operates in the Fayetteville Shale and the Woodford Shale resource plays.  Because of the EES Licensing Transaction with Hydrozonix LLC, our short-term plan is to maintain our existing operations and support our Licensee, as they introduce and expand operations in the other major resource plays in the domestic, onshore oil and gas production market. Hydrozonix has been servicing its energy customers in the EagleFord shale play and the Permian Basin, as well as conducting pilots in the Marcellus shale.

Offshore drilling has accounted for approximately one-quarter of total U.S. natural gas production over the past two decades and almost 30% of total U.S. oil production in recent years. We feel that our Ozonix® technology can be used to treat produced and flowback water for re-injection into the formations for both onshore and offshore drilling programs.  This process is known as enhanced oil or gas recovery. It is a process where the flowback and produced waters are treated with chemicals and or membrane systems to kill bacteria and remove scale so that the produced fluids may be used to keep the pressure in the formation where the oil or gas is being recovered. Entrance into the offshore market will be dependent upon the identification of the appropriate licensee and a determination as to the opportunity cost versus expansion into other applications and territories.

Favorable Environment

There is a large “green” movement in the U.S. for identifying, developing and using cleaner and more eco-friendly sources of energy.  President Barack Obama’s stated objective is to transform the entire U.S. economy and move it onto a greener path.  He links energy and climate change to national security, citing the nation’s dependence on fossil fuels, and foreign oil imports in particular, as a dangerous and urgent threat.  President Obama has said that energy is a high priority for his administration.  With respect to clean energy, President Obama stated his intention to provide an additional $1 billion per year to help manufacturers re-tool to adopt clean technologies and make clean technology products.

According to Ross Smith Energy, if President Obama succeeds in implementing the energy policy he espoused during the election campaign and subsequent State of the Union addresses, the winners look to be renewable energy, energy efficiency technology, natural gas and plug-in hybrid vehicles.  On December 7, 2009, the U.S. Patent and Trademark Office announced its pilot program to expedite the examination of patent applications directed to certain green technology inventions.  Secretary of Commerce Gary Locke indicated that the pilot program was limited to the first 3,000 of the “most promising inventions.”  Ecosphere has been awarded four Ozonix® patents under this pilot program.

Competition

We have been unable to identify any other company in the world that can provide oil and gas operating companies with clean, bacteria-free hydraulic fracture fluid at the flow rate of the frac ie. up to 120 bbls per min. without the use of chemicals.  Although competitors are coming to market with alternatives to traditional chemical fracturing processes, we are not aware of any other company that has a process that eliminates the use of chemicals on the front end of a hydraulic fracture treatment in real time.  Because most oil and gas operating companies are using chemicals in their completions solutions, Ecosphere’s primary competitors/substitutes (on the front end) continue to be the major chemical companies, such as Nalco (a division of Ecolab, Inc.) and Champion that manufacture and sell the chemicals to the oil and gas operators. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The energy companies use a myriad of different approaches to dealing with hydraulic fracture flowback waters.  The primary method of dealing with these waters throughout the U.S. is hauling them to permitted underground injection sites.  In some cases vapor distillation technology is being used to treat hydraulic fracture flowback and produced waters at a disposal facility.  We treat the hydraulic fracture flowback and produced waters at the well site allowing our energy customers to recycle 100% of their produced and flowback waters.  We believe our Ecosphere Ozonix® technology is a more cost effective alternative that energy companies will prefer due to cost considerations and the mobility of our solution.

Our competitive advantages include cost and the ability to recycle much higher volumes of hydraulic fracture flowback.  The footprint of the Ecosphere Ozonix® mobile water treatment units is considerably smaller than our competitors to treat the same volumes of hydraulic fracture flowback waters and has been further reduced with the development of the Ozonix® EF80.  Unlike our competitors’ processes, the Ecosphere Ozonix® process does not need a particular water temperature or pH level with expansion capability to receive continuous water flow for treatment at high volume.  Our process provides an enhanced stream of clean water at the site.  It should be noted that our competitors, including the major chemical companies and pressure pumping companies, like Halliburton, Schlumberger, and Baker Hughes all, have substantially greater financial, management, engineering, technical, sales, and marketing resources that are greater than ours.  Despite the competitive advantages of our competitors, Ecosphere has treated more than one billion gallons of fracturing fluid on more than 475 wells.

Manufacturing

We design, and manufacture our Ozonix® units at our headquarters in Stuart, Florida using a network of selected original equipment manufacturers (OEMs) to supply components and also outsource manufacturing to third parties on an as needed basis.  Our engineering team continues to improve our products at this manufacturing facility.

We have invested in proven development techniques including CAD/CAM, Finite Element Analysis and Modeling and graphics rendering.  In addition, during 2010, Ecosphere secured an adjacent building to provide for expansion of our manufacturing capabilities and we invested in additional machining tools and equipment to bring more fabrication in-house.  This reduces both our cost and time to completion for units being built in this facility.  We also believe that there is a benefit in increased quality. We have also expanded our manufacturing staff capabilities through training or specialized hires.  We expect to continue this investment, as we believe this will produce significant benefits in terms of higher quality, faster completion and lower costs.  Certain processes and components will continue to be fabricated offsite.

We have also invested time and money in maintaining our ISO 9000 certification. At this time we are evaluating whether maintaining this certification is in concert with our overall strategy of developing and licensing technologies.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts.  Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs to bring customers to our website to learn about our technologies.  We have developed a marketing and communications strategy with our website design team to place our Company information and ads on various oil and gas industry websites.  Additionally, EES has its own Chief Executive Officer who plays an important role in sales and marketing.  Current marketing opportunities included attendance at key trade shows, presentations to industry and analyst groups and one on one conferences as appropriate.  In 2010, the Company also added a Director of Business Development who is working with management to expand our business to other applications, as well as assisting in expanding business for EES.  The Company has engaged ICR, Inc. to serve as its investor and public relations firm.  As part of its public relations services, ICR provides the Company with business coverage, which helps promote the Company's patented Ozonix® technology.

EES Licensing Transaction

In March 2011, Ecosphere and EES entered into a 20-year definitive agreement with Hydrozonix LLC.  The agreement grants an exclusive technology license agreement with Hydrozonix which will deploy the Ozonix® technology in the United States onshore oil and gas industry.  Under the agreement, the Company will initially manufacture and deliver up to 16 EF80 mobile high volume water treatment units over a 24-month period, which Hydrozonix will deploy and operate.  The agreement could result in sales of up to $44 million for Ecosphere and EES in the form of machine sales, manufacturing fees and licensing fees during this initial two-year period.  In addition, EES will receive ongoing royalty payments based on a percentage of Hydrozonix’ earnings before interest and taxes.  Ecosphere receives money for construction of the equipment as well as additional revenue to cover the costs of manufacturing overhead and a manufacturing fee; in addition, Ecosphere receives profit distributions from EES derived from additional manufacturing fees and the licensing and royalty payments in addition to the ongoing service business and any other revenue and profit from EES.  Hydrozonix must maintain certain minimum order quantities averaging two units per quarter in order to maintain exclusivity.

Government Regulation and Environmental Laws

There are numerous state and federal regulatory legislative initiatives under consideration.  While passage of such broad sweeping legislation does not seem likely in an election year, were regulations under consideration to move forward they would likely have a positive effect on the adoption of Ozonix® technology that enables less use of toxic chemicals and 100% recycling of flowback and produced waters.  Regulations on the use of disposal wells does appear to be gaining traction in some states. Such bans on disposal of flowback and produced water in wells is likely to encourage the recycling of these waters with the Ozonix® process. Conversely, banning hydraulic fracturing, as New York State has temporarily done until July 2012, can have an adverse effect since it removes a potential source of business for Hydrozonix, but such a ban has not been widely considered outside New York.

ECOSPHERE EXPLORATION AND MINING SERVICES, LLC

Ecosphere Exploration and Mining Services ("EEMS") was formed in late 2010 as a subsidiary of the Company. The intention at that time was to enter a new field of use with the Ozonix® process and diversify the Company’s business.  During early 2011, numerous discussions were held with potential investors and with possible users of the technology but no definitive agreements were concluded.  With the Company’s management focused primarily on concluding and executing upon the Hydrozonix agreement in middle to late 2011, EEMS was placed on hold.  In late 2011, the Company again began working on a strategy for EEMS and given the successful rollout of the Hydrozonix venture and the increasing financial strength of the Company, management is now focusing resources on this new field of use.  Our management team is planning to implement a strategy similar to that employed with EES, which is to refine the Ozonix® process for application to recycling of water and eliminating toxic chemicals used in the mining and processing of gold, copper, and other valuable minerals.  EEMS will partner with select mining companies as EES did in the oil & gas business to commercialize the Ozonix® process for mining applications.  We believe that the use of toxic chemicals like cyanide and sulfuric acid in the mining industry is a tremendous business opportunity for us.  Water recovery and pollution problems caused by mining include acid mine drainage, metal soil contamination and increased contaminated sediment levels in streams, lakes and rivers.  These issues can be managed properly using our Ozonix® process.  The EPA estimates that there are more than 600,000 mines, most of which are abandoned, and that have polluted over 180,000 acres of reservoirs and lakes, and 12,000 miles of streams.  Without remediation and reclamation of these mines, they will continue to discharge toxic metals in water streams.  Our Ozonix® process can be utilized to treat these toxic water storage sites.  Additionally, our research indicates that the Ecosphere Ozonix® process produces a much safer and stronger oxidant that can be used in place of these toxic chemicals to increase ore recovery rates and decrease the use of the toxic chemicals.  To respond to this opportunity, we formed EEMS and are seeking to raise seed capital to move forward with this business.

We cannot assure you that we can recruit financial partners or, if we do, we can commercialize this business.

Other Ozonix® Wastewater Treatment Applications

We intend to market the Ecosphere Ozonix® technology wherever there are large streams of industrial wastewaters and the need for creative and innovative solutions to clean, recycle or completely eliminate the waste.  To date, Ecosphere is focused on hydraulic fracturing as part of the onshore natural gas and oil completion process.  Our potential markets include all industries around the world that use chemicals to treat water.  We are focused on developing strategic partnerships to deploy our technology in a wide variety of global industrial and municipal wastewater applications.  The Ecosphere Ozonix® technology has a broad spectrum of applications in a multitude of industry segments.  There is an inherent “uniqueness” of the Ecosphere Ozonix® technology when compared to traditional chemical water treatment technologies that it either replaces or with which it is combined to offer improved operational efficiencies and cost savings.  In addition, the following offers a very broad overview of some segments of industries where thousands of potential clients exist.  These primary applications include, but are not limited to (not including mining):

●
Energy Wastewater – Beyond oil and gas well completion, our patented Ozonix® technology has applications in other parts of the energy business including conventional and nuclear power plants and coal-fired power plant operations.

●
Municipal Wastewater – Wastewater discharged into municipal wastewater systems travels to local wastewater treatment plants where it is treated before being discharged into the environment.  According to the U.S. Census, in 2000, there were 15,591 wastewater treatment facilities in the U.S. with a total capacity of 42.225 billion gallons per day.

●
Industrial Wastewater – Diminishing water supplies, increasing water acquisition costs and stricter environmental standards are forcing industries to target increased water-efficiency and reuse for a number of industrial environments including but not limited to food and beverage, textile, pulp and paper, automotive, aerospace and pharmaceutical processing facilities.

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

●
Marine Wastewater – The water taken up at sea and released in port is often responsible for the introduction of invasive species that can take over occupied areas, facilitate the spread of disease, alter the underwater seascape and jeopardize the ability of native species to obtain food. Today, there are International, national, state and local agencies that regulate global water treatment standards for a range of marine industries including but not limited to aquaculture, ballast wastewater and on-board water processing.

Ecosphere’s patented Ozonix® technology provides solutions for treating and recycling wastewater in the energy business and in many other industries as illustrated below in an excerpt from our 2011 Annual Shareholder’s Meeting Investor Presentation:

The Future of OZONIX®

ENERGY
Oil & Gas
Onshore
Domestic
Global
Offshore
Domestic
Global
Cooling & Boiler Water
Domestic
Global
Nuclear Power Generation
Domestic
Global
Solar & Semiconductor Production
Domestic
Global
Industrial Energy Equipment Manufacturing
Domestic
Global
MINING & MINERALS
Base Metals, Precious Metals, Mineral Contamination
Domestic
Global
Mining Wastewater
Leachate Pits
Domestic
Global
Acid Mine Drainage
Domestic
Global
MUNICIPAL
Drinking Water
Wastewater Sewage
Odor Control
Sludge Treatment
INDUSTRIAL
Process Water
Automotive
Domestic
Global
Aerospace & Defense
Domestic
Global
Food & Beverage
Domestic
Global
Lumber Mills & Wood Processing
Domestic
Global
Metals & Metal Finishing
Domestic
Global
Pulp & Paper
Domestic
Global
Pharmaceuticals
Domestic
Global
Textiles & Finishing
Domestic
Global
Environmental Remediation
Domestic
Global
MARINE
Aquaculture & Aquariums
Domestic
Global
Ballast Wastewater
Domestic
Global
Onboard Water Processing
Domestic
Global
AGRICULTURAL
Irrigation
Domestic
Global
Livestock Farms & Feedlots
Domestic
Global
Nutrient Runoff

Other Technologies

In addition to the Ozonix® technology, the Company presently owns several other technologies that are completed and available for global marketing.  Among these technologies is our clean tech Ecos LifeLink.  We completed the design and engineering for our clean tech mobile micro-utility system in late 2006.  This clean tech Ecos LifeLink unit has the capacity to provide power, telecommunications and clean water in remote regions of the world without using fossil fuel.

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

In the aftermath of the September 11, 2001, terrorist attacks on the World Trade Center there was a growing fear that future attacks might be directed toward poisoning municipal water supplies.  In response to this perceived threat, the Company designed, engineered and built the first mobile water filtration unit to be tested and verified by the EPA for treating contaminated water from a terrorist attack.  This unit was modified and used to provide the City of Waveland Mississippi with drinking water after their municipal treatment plant was destroyed by Hurricane Katrina.  In conjunction with Pierce Manufacturing, the Company developed a second generation mobile water filtration unit on an all-terrain vehicle.  This unit incorporated advanced oxidation through the use of Ozone in addition to reverse osmosis and media filtration.

In 2007, as the Company was in the process of selling its ship stripping technology, the Company became aware of the vast amounts of water being used in the hydraulic fracturing of oil and gas wells.  The Company’s Founder was convinced that he and his team of engineers and industry consultants could develop an alternative to the industry practice of using toxic chemicals and trucking flowback water, generated by the fracturing process, that was being injected into disposal wells deep underground. Our experience operating on location at the well site provided the impetus for the further improvements made to our technology in 2010 which were designed to reduce the number of units needed on the well site, first from 12 units to six units (EF20) and ultimately to two units (EF80) which is the new unit we now manufacture for Hydrozonix. In some shale plays, where a well is fractured at up to 80 barrels a minute, one EF80 has the capacity to treat the water on the front end of the hydraulic fracturing process.

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

Given the preceding, the amount of investment in research and development by the Company extends far beyond the amount allowed to be recognized by GAAP’s generally accepted accounting principles which amounted to $247,107, $163,328 and $97,389 for the years ended December 31, 2011, 2010 and 2009, respectively.

Corporate History

We were organized in 1998 to develop and commercialize a robotic coating removal system for the marine industry to replace the environmentally harmful grit blasting process. This business remained our primary business until 2005 when we began focusing on our water filtration business. In 2006, we reincorporated in Delaware.  In October 2007, we closed the sale of the ship stripping assets of UltraStrip Envirobotic Solutions, Inc., our wholly-owned subsidiary.  After the sale of the ship stripping business, we began to focus on our Ozonix™ technology. We have formed two new subsidiaries since 2008, EES which is currently 52.6% owned by Ecosphere and EEMS which is currently 100% owned by Ecosphere.

Intellectual Property

In addition to the four new green tech patents in gas and oil drilling, Ecosphere holds an extensive patent portfolio of clean technologies.  Our four new patents were filed as patent applications under the Obama Administration’s Green Technology Fast Track program that began December 1, 2009.  We received notice of allowance of two of the patents on April 20, 2010, we received the third patent on August 31, 2010, and the fourth on May 17, 2011.  Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets.  Our material intellectual property was invented by our founder and Chief Technology Officer, Mr. Dennis McGuire, and assigned to us. We believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology.  In 2011 we filed 7 additional patent applications for various water treatment technologies.

●	U.S. Patent 7,699,988 - The Ecosphere Ozonix® Process for enhanced water treatment for reclamation of waste fluids.
●	U.S. Patent 7,699,994 – The Ecosphere Ozonix® Process for enhanced water treatment for reclamation fluids and increased efficiency of potable waters.
●	U.S. Patent 7,785,470 - Improved reactor tank.
●	U.S. Patent 7,943,087- Expansion of Ozonix® enhanced water treatment for reclamation of waste fluids and increased efficiency treatment of potable waters – dated May 17, 2011

The following is a list of the Company’s existing intellectual property estate.

●	U.S. Patent 6,287,389 - Method of robotic automobile paint stripping – dated September 11, 2001.
●	U.S. Patent 6,604,696 – Ultra-high pressure water jet ring with angled nozzles and a conical dispersion pattern – dated August 12, 2003.
●	U.S. Patent 6,745,108 - Expansion of 3D robotic auto paint stripping patent to include any object – dated June 1, 2004.
●
U.S. Patent 7,100,844 – High Impact Waterjet Nozzle is constructed to infuse fluid into a high velocity stream of liquid passing through a nozzle to create a bubble rich waterjet that causes the bubbles to implode when the waterjet strikes the surface amplifying the impact of the water – dated September 5, 2006.

Employees

At March 12, 2012, we had 63 total employees of which one was part time.  This includes 22 EES employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

ITEM 1A. RISK FACTORS.

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding whether to invest in Ecosphere.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition.  If any of the events discussed in the risk factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline, and you may lose all or part of your investment.

Risk Factors Relating to Our Company

If we do not continue to generate positive cash flow, we will be required to engage in a future financing.

At December 31, 2011, we had working capital of approximately $0.1 million and total indebtedness of $2.4 million.  We presently have adequate working capital and cash and we generate positive cash flow from our operations.  If we cease to have positive cash flow from our operations, or if our debt does not convert, we may need to sell debt or equity securities in the future.  Because of the lingering effects of the recession, ongoing financial issues in Europe, instability in the Middle East and North Africa, difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital.  Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

If we need to raise capital and we do not raise the necessary working capital, we may not be able to remain operational or we may have to scale back our operations.

If the current prices of natural gas continues to decrease, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business.

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

If we are unable to replace the income generated from the Southwestern contract due to lower forecasted demand for our services, we may not continue to have positive cash flows.

We are presently relying upon revenue from the sale of Ozonix® systems as well as licensing, manufacturing fees, service revenues and potential royalties.  If we are unable to replace the income generated from the Southwestern contract due to lower forecasted demand for our services our future results of operations and financial condition will be adversely affected.

Although we believe we have the only robust chemical free solution for treating water including frac flowback water and produced water stemming from the drilling of oil and gas wells, we face severe competition from a number of sources including a major drilling contractor and various chemical companies which may adversely affect our future results of operations and financial condition.

Halliburton, a leading drilling contractor, introduced its CleanSuite hydraulic fracturing technologies offering a variety of environmentally friendly alternatives to the use of hydraulic fracturing fluid additives including CleanStim, CleanStream and CleanWave.  CleanStim is a fracking fluid system comprised of materials sourced from the food industry.  CleanStream is a process developed by Halliburton that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluid, in contrast to the ozone which is used in our Ozonix® process.  CleanWave uses electrical current to coagulate suspended matter in the fluid.  Halliburton represents a significant competitive threat since it is involved in the drilling and fracturing of many wells which provides it with the advantage of selling an additional service.  In addition, Halliburton was recently ranked 144 in Fortune 500 companies.  Thus, it has substantially greater financial, technical and other resources and presents a significant competitive threat.  We cannot assure you that our Ozonix® technology will be able to compete with Halliburton. In addition, various chemical companies continue to assert competitive alternatives to the Ozonix process including “green’ chemical alternatives.

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

If chemical companies engage in predatory pricing, our licensee may lose customers, which could materially and adversely affect us.

In the gas drilling business, energy companies traditionally have used chemicals to clean the water used to fracture wells by destroying bacteria and metal residues.  The chemical companies represent a significant competitive factor.  The chemical companies which supply chemicals to gas drillers may, in order to maintain their business relationship with drillers, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our services.  While predatory pricing that is designed to drive us or our licensee out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

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

One of the effects of the global economic recession is that businesses are tending to maintain their cash reserves and delay paying their creditors whenever possible.  As a trade creditor, we lack the leverage which secured lenders and providers of essential services have.  If the economy continues to deteriorate, we may find that our oil and gas customers and our future customers may delay in paying us.  This could result in a number of adverse effects upon us including increasing our borrowing costs, reducing our profit margins, severely impacting liquidity and reducing our ability to grow our business which could have a material adverse effect on Ecosphere.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In the past, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

●	Our receipt of orders from existing and new customers including Hydrozonix;
●	The availability of components from our suppliers for Ecosphere Ozonix® systems;
●	Operating results from our Ecosphere Ozonix® units and the announcement of future agreements for our Ecosphere Ozonix® units;
●	Our raising necessary working capital and any associated costs which will be charged as expenses to our future results of operations;
●	Our continuing to develop new technologies;
●	Pricing pressures;
●	General economic and political conditions;
●	Our ability to finance EEMS;
●	Our sales or licensing of our technologies in inventory.

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

Our business model is to invent and develop technologies and once we prove that they are commercially viable, we partner with larger and financially stable companies, which would conduct our operations.  Thus with the energy business, we have been focused on a licensing agreement with a well-capitalized group with substantial experience commercializing and using heavy equipment.  Both this particular licensing agreement for EES and future agreements, if consummated, will mean that we will give up operational control in certain fields of use, although with Hydrozonix Agreement we will maintain manufacturing rights.  Thus our ability to commercialize our future business will be dependent upon third parties, which we will not be in a position to control and, as a result, we could be adversely affected if the third parties do not pursue their agreements with us in the manner we anticipate.

If environmental laws and rules change or if existing environmental regulators preclude the use of horizontal drilling, we will be materially and adversely affected.

EES’ business relies upon supplying chemical free solutions for cleaning the large amounts of water used in horizontal drilling applications.  Objections have been raised by some land owners and governments including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling.  Although we believe that EES has a chemical free solution which should result in increased business, we cannot assure you that legislation or rules will be passed or action taken by environmental authorities that will preclude the use of horizontal drilling.  In Quebec, Canada where horizontal drilling has yet to occur, the government in March 2011 announced a ban.  In December 2011, the Governor of New York vetoed a complete ban on horizontal drilling in the State of New York but put a temporary ban in place until July 1, 2012 to allow the State Department of Environmental Conservation time to conduct a study on the effects of such drilling techniques.  If this were to occur more widely in the United States, the demand for EES’ services may be eliminated or substantially reduced.  We will be materially and adversely affected.

If federal and state legislation and regulatory initiatives relating to well completion techniques known as hydraulic fracturing are passed, it could result in decreased U.S. drilling which in turn could adversely affect our future revenues.

Regulation of fracturing has become a controversial political issue. However, it is not likely during an election year that federal legislation will be enacted although in 2013 it is possible that legislation restricting hydraulic fracturing could be enacted.  At the state level, certain states, including Texas, Arkansas, Colorado and Wyoming, have issued certain disclosure rules. Oklahoma in 2010 implemented Rule 165:10-3-10 to address issues with hydraulic fracturing including flow-back fluids and the pollution of surfaces or sub-surfaces of fresh water from well completion. The State of New York currently has a moratorium on hydraulic fracturing in place until June 2012.  Although Governor Andrew Cuomo is seeking to remove the ban for certain areas of private land, under his energy policy hydraulic fracturing would continue to be banned near certain watersheds, state lands and reservations. Hydraulic fracturing in the Marcellus Shale region would be permitted provided the methods used are “environmentally sensitive and safe.”  Similarly, on February 13, 2010, Governor Corbett of Pennsylvania signed the Pennsylvania Marcellus Shale Drilling Law (House Bill 1950) allowing hydraulic fracturing of the Marcellus Shale region but requiring that companies publicly disclose chemicals used during the fracturing process and prohibiting hydraulic fracturing within certain distances from buildings, water wells, supply points for public water supply, and certain natural bodies of water.  In addition, the Department of Interior is considering expanded or new regulations concerning the use of hydraulic fracturing on lands under its jurisdiction, which includes many of the lands on which we conduct or plan to conduct operations. The adoption of any future federal or state laws or implementing regulations imposing reporting or permitting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to perform, or even prohibit oil and gas companies from using hydraulic fracturing, to complete gas and oil wells. These additional costs to drillers combined with the low price for natural gas could result in reduced gas drilling. In turn this would reduce our service revenue and adversely affect Hydrozonix’ business and cause it to delay or cease purchasing EF80s from us.

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

Both the patent application process and the process of managing patent disputes can be time consuming and expensive. In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law, including the transition from a "first-to-invent" system to a "first-to-file" system and changes to the way issued patents are challenged. These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution. The U.S. Patent and Trademark Office is currently developing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until one year or 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. However, it is possible that in order to adequately protect our patents under the "first-to-file" system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new "first-to-file" system, which would divert valuable resources from other areas of our business. In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors. Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure. Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

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

Due to factors beyond our control, our stock price may be volatile.

Any of the following factors could affect the market price of our common stock:

●	Our failure to generate increasing revenues;
●	Short selling activities;
●	The loss of key personnel;
●	Our failure to achieve and maintain profitability;
●	Actual or anticipated variations in our quarterly results of operations;
●	Announcements by us or our competitors of significant contracts, new products, acquisitions, commercial relationships, joint ventures or capital commitments;
●	The loss of major customers or product or component suppliers;
●	The loss of significant business relationships;
●	Our failure to meet financial analysts’ performance expectations;
●	Changes in earnings estimates and recommendations by financial analysts; or
●	Changes in market valuations of similar companies.

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

If the holders of our outstanding warrants and options exercise their securities into common stock, we will issue up to 75,838,504 shares , which will materially dilute the voting power of our currently outstanding common stock and possibly change control of Ecosphere.

As of March 12, 2012, we had 148,011,792 shares of our common stock outstanding.  We have 17,662,171 warrants to purchase shares of common stock and 58,176,333 stock options and $1,775,000 in notes convertible into 2,535,714 shares.  If the holders of the securities described in this risk factor exercise and convert their securities, it will materially dilute the voting power of our outstanding common stock and may change the control of our company.

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

Our officers, directors and one employee own approximately 12,200,000 shares of our common stock or 8.2% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding options held by them, they beneficially own approximately 46,000,000 shares or 25.3%.  If all of our equity equivalents outstanding as of March 12, 2012 were exercised, we would have 224,167,694 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

As of March 12, 2012, we had 148,011,792 shares of common stock outstanding of which our directors and executive officers own approximately 5.7 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Ecosphere leases three buildings in Stuart, Florida comprising an aggregate of 21,100 square feet of space.  Our aggregate monthly rent is $16,487.  One building houses the corporate offices and is under a five year lease expiring on September 30, 2014.  The second building provides warehouse, manufacturing and testing space.  This building is rented on a month to month basis.  The adjacent building provides additional warehouse and machining space. The building is under a two year lease expiring in May 2012.  If we do not renew these leases we believe there is an abundance of office and manufacturing space available in the Stuart, Florida area.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board under the symbol “ESPH”.  The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  We have approximately 1,318 holders of record of our common stock.  On March 12, 2012, our common stock closed at $0.65.

		Bid Prices
Year	Quarter Ended	High	Low
		($)	($)

2011	March 31	0.85	0.48
	June 30	0.62	0.45
	September 30	0.55	0.39
	December 31	0.54	0.35

2010	March 31	1.88	0.44
	June 30	1.75	0.61
	September 30	1.40	0.46
	December 31	0.75	0.40

Dividend Policy

We have not paid any cash dividends on our common stock and do not plan to pay any such dividends in the foreseeable future.  Our Board of Directors, or Board, will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”.  Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Option holder/Director (1)	10/10/11	193,548	Cashless exercise of 1,000,000 stock options exercisable at $1.06 per share.
Director (2)	10/10/11	36,975	Issued in lieu of cash for services rendered.
Warrant holders (2)	11/1/11 through 12/9/11	284,166	Exercise of 250,000warrants at $0.25 per share and 33,000 warrants at $0.15 per share by three warrant holders.
Warrant holder (3)	12/7/11	25,000	Exercise of warrants at $0.25 per share by one investor.

(1)	The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.
(3)	The securities were issued in reliance upon the exemption provided by Section 4(2) under the Securities Act.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the Russell 2000 Stock Index and a perceived peer company Hekmann Corporation (HEK), for the period from December 29, 2006 to December 22, 2011.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 29, 2006 and that dividends (if any) were reinvested.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$21,088,159	$8,964,484	$1,760,129	$247,202	$750,007
Operating loss	(5,340,242)	(8,611,028)	(9,704,186)	(6,005,224)	(748,598)
Gain (loss) from change in fair value of derivative instruments (1)	152,888	(12,787,666)	(3,446,612)	-	-
Net loss	(7,654,674)	(22,237,207)	(18,425,903)	(11,831,906)	(6,703,122)
Loss per share	(0.05)	(0.17)	(0.19)	(0.16)	(0.11)
Working capital	91,209	(5,459,051)	(11,758,337)	(9,229,775)	(4,069,466)
Total assets	9,613,588	8,983,642	10,246,137	3,258,853	1,435,342
Long-term debt	1,738,524	450,398	2,000,000	154,939	337,953
Redeemable convertible cumulative preferred stock (2)	3,980,796	3,877,796	3,879,795	3,933,545	3,857,795
Equity (deficit)	458,986	(1,780,735)	(9,762,324)	(10,753,301)	(7,443,806)
Weighted average shares outstanding	143,989,520	131,502,601	99,627,077	73,158,831	60,596,054

(1)
The Company adopted ASC 815-40 effective January 1, 2009.  Under ASC 815-40 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.  Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the BSM option pricing model.

The change in fair value of derivative instruments in other expense was $12,787,666 for the year ended December 31, 2010 as compared to $3,446,612 for the year ended December 31, 2009. This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010.  As of December 31, 2010, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition, the number of warrants requiring derivative accounting treatment was reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants.  Additionally, the number of warrants further decreased in 2011 to approximately 1.2 million.  As such, we anticipate that future other income and expense from these financial instruments will diminish as evidenced by their nominal impact to results in fiscal 2011.

(2)	Amounts include accrued dividends.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors” which are located at the end of this Item 7.

Company Overview

Ecosphere is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix® advanced oxidation technologies and its mobile, low maintenance water treatment systems.  Ecosphere's patented Ozonix® Technology is a high volume, advanced oxidation process designed to recycle water while reducing liquid chemicals used during water treatment applications.

The Company’s Open Innovation Network is a business model that was created to invent, develop, commercialize and sell green technologies using water treatment as a key component.  The business model is used to:

1.  Identify a major environmental water challenge
2.  Invent technologies and file new patents
3.  Partner with industry leaders
4.  Commercialize and prove technologies with ongoing services paid for by customers and industry leaders
5.  License the patented, commercialized technologies to well capitalized partners
6.  Create recurring revenues and increase shareholder value

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary.  In 2011, EES made a strategic re-positioning of its business by signing a multi-year licensing agreement with Hydrozonix LLC.  This agreement moved the Company into the final stages of the Open Innovation Network in the Energy field of use by licensing the patented, commercialized technologies to a well capitalized partner in the oil and gas sector.  The agreement contains numerous provisions for creating recurring revenues based on minimum order quantities and ongoing royalties based on the business results of Hydrozonix. EES will also continue to be engaged in operating high volume mobile water filtration equipment to treat energy exploration related wastewaters.  EES has been successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company secured contracts with two oil and gas exploration companies and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for U.S. onshore oil and gas exploration and production.  These agreements prove that the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of Ozonix® technologies and the identification of additional applications where our technologies will allow energy companies to optimize revenues.  We believe our contracts with energy oil and gas exploration companies and our sublicense agreement with Hydrozonix, LLC demonstrate the substantial value of our intellectual property above and beyond the amounts recorded in our financial statements using the historical cost basis of accounting under GAAP.

Ecosphere’s patented Ozonix® technology has the ability to clean and recycle water without liquid chemicals in a variety of industries.  While EES has an exclusive license for the global energy market, Ecosphere owns 100% of all non-energy Ozonix® applications.  These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture.  The Company continues to seek financial partners and licensees to expand its Ozonix® technology into other industries and applications.

2011 Highlights

●
In March 2011, the Company entered into an Exclusive Product Purchase and Sub-license Agreement (the “Hydrozonix Agreement”) for the sub-license and sale of up to 16 Ecos-Frac® units for onshore use in the United States.  Highlights of the agreement and activities under such agreement include:

o
A minimum of two EF80 units must be ordered each quarter.  The acceptance of the first two units in September 2011, triggered the Hydrozonix Agreement requirement for Hydrozonix to place orders for 14 additional units on a pace of two per quarter during the initial 24 months of the Hydrozonix Agreement.

o
An order was received for two additional units under the Hydrozonix Agreement which were delivered prior to December 31, 2011. An additional order for two units was received in early January 2012 which keeps Hydrozonix on track for their quarterly commitments of two units.  These units are expected to be delivered by end of the 1st quarter 2012.

o
Hydrozonix has an exclusive license to use our Ecosphere Ozonix® technology within the onshore oil and gas exploration and production field of use in the United States.  In order to maintain their exclusivity, in subsequent years, Hydrozonix must continue to meet certain minimum equipment purchase quantities to average no less than eight per year.

o
During the three months ended December 31, 2011, cash flows provided by operating activities was $2.5 million, due to the delivery of the third and fourth EF80 units as well as ongoing services revenues, resulting in positive operating cash flows of $2.6 million for the 12 months ended December 31, 2011.

●
The Agreement with Hydrozonix signals the Company’s transition of the operations of its 52.6% owned subsidiary, EES, from  a purely oil and gas services provider to an oil and gas service provider and an equipment manufacturer and seller and licensor of the Ozonix® technology.  The new model will result in revenues from the sale of equipment, plus ongoing technology licensing royalties based upon the profits generated by the equipment, as well as continued service revenue.  It is anticipated that this transition will result in higher revenues due to the sales of the equipment, but at a lower gross profit margin percentage.  The revenues generated from technology licensing royalties are expected to grow steadily as the equipment units are delivered to Hydrozonix and the recycling of water without the use of chemical biocides expands in the oil and natural gas exploration and production industry.

In the last quarterly filing, it was disclosed that we signed a term sheet for the lease of the existing equipment owned by EES currently under contract with Southwestern.  This term sheet was expected to become a definitive agreement at the end of January 2012.  As of this filing, the definitive agreement has not been executed and the Company, through EES, continues to operate the equipment with similar commercial terms as previously existed.  If the leasing agreement is executed the revenue generated from leasing the equipment is expected to be lower than the revenues over the past two years from providing water recycling services to oil and gas exploration companies.  However, the operating costs associated with providing the services will be significantly reduced, resulting in equivalent or even potentially higher income from operations.  Should the leasing agreement not be executed, there is a possibility that all of the equipment may not be fully utilized for 2012 which could result in lower revenues and consequently lower income from operations.  In this case, the Company will take appropriate steps to re-deploy the equipment to other operations and/or reduce operating expenses accordingly.

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

Equipment Sales and Licensing
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

Field Services
Revenue from water treatment contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Some projects the Company undertakes are based upon our providing water processing services for fixed periods of time.  Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

Royalties
Revenue from technology license royalties is recorded as the royalties are earned.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718-20-10 Compensation – Stock Compensation that establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services.  Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service.  We follow the measurement and recognition provisions of ASC 505-50 Equity Based Payments to Non-Employees for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions, which are contained in Note 16 to our consolidated financial statements contained in this report.  The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our stock options and warrants have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options and warrants.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

We estimate the fair value of each warrant and embedded conversion option at the issuance date and at each subsequent reporting date by using the BSM option pricing model based upon certain assumptions, which are contained in Note 10 to our consolidated financial statements contained in this report.  The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.  Because our warrants and embedded conversion options have characteristics different from those of traded options, and because changes in the subjective input of assumptions can materially affect the fair value estimate, in our management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such warrants and embedded conversion options.

Comparison of the Year ended December 31, 2011 with the Year ended December 31, 2010

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2011	2010	Change
Revenues
Equipment sales and licensing	$11,460,078	$-	$11,460,078
Field services	9,628,081	8,964,484	663,597
Total revenues	21,088,159	8,964,484	12,123,675
Cost of revenues
Equipment sales and licensing	8,261,524	-	8,261,524
Field services	2,583,911	3,394,688	(810,777)
Total cost of revenues	10,845,435	3,394,688	7,450,747
Gross profit	10,242,724	5,569,796	4,672,928
Operating expenses:
Salaries and employee benefits	10,319,678	8,999,824	1,319,854
Administrative and selling	1,590,288	1,696,774	(106,486)
Professional fees	1,250,910	1,197,017	53,893
Depreciation and amortization	2,174,983	1,957,881	217,102
Research and development	247,107	163,328	83,779
Total selling, general and administrative	15,582,966	14,014,824	1,568,142
Restructuring charge	-	50,000	(50,000)
Asset impairment	-	116,000	(116,000)
Total operating expenses	15,582,966	14,180,824	1,402,142
Loss from operations	(5,340,242)	(8,611,028)	3,270,786
Other income (expense)
Interest expense	(581,392)	(1,176,222)	594,830
Gain (loss) on conversion	(93,762)	(19,604)	(74,158)
Gain (loss) on settlement	-	(65,756)	65,756
Other income (expense)	909	292	617
Change in fair value of derivative instruments	152,888	(12,787,666)	12,940,554
Total other income (expense)	(521,357)	(14,048,956)	13,527,599
Net loss	(5,861,599)	(22,659,984)	16,798,385
Preferred stock dividends	(103,000)	(105,500)	(2,500)
Net loss applicable to common stock	(5,964,599)	(22,765,484)	16,800,885
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(1,690,075)	528,277	2,218,352
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,654,674)	$(22,237,207)	$14,582,533

RESULTS OF OPERATIONS

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company reported a net loss applicable to Ecosphere common stock of $7.7 million during the year ended December 31, 2011 (the "2011 Period") as compared to a net loss applicable to Ecosphere common stock of $22.2 million for the year ended December 31, 2010 (the "2010 Period").  The major driver of the variance in net loss is the accounting for change in fair value of derivative instruments that impacted the prior year comparative period as discussed below.  Loss from operations of $5.3 million compares favorably with a prior year loss from operations of $8.6 million.  It should be noted that the 2011 Period loss from operations includes certain significant non-cash components including approximately $6.7 million of stock-based compensation expense.  The Company actually reported over $2.6 million of cash flow from operations for the 2011 Period.

Revenues

Revenues for the year ended December 31, 2011 increased $12.1 million over year ended December 31, 2010.  The increase in revenue is driven by the Company selling its first four EF80 units under the Hydrozonix Agreement which amounted to $11.5 million.  The remainder of the revenue increase was from ongoing services contracts.  The increase was the result of increased volume of activities in our business of pretreating water to fracture natural gas wells and the processing of frac flowback water.  In order for Hydrozonix to maintain their exclusivity under the Agreement, they must continue to purchase a minimum of eight units per year, at an average of two units per quarter.  The Company has received the purchase order for units five and six and the manufacture of said units is underway and nearing completion for delivery by the end of the 2012 first quarter.

Cost of Revenues

Cost of revenues amounted to $10.8 million for the year ended December 31, 2011 as compared to $3.4 million for the year ended December 31, 2010.  During the 2011 period, “Cost of revenues” also includes the cost of the manufacture of the EF80 water treatment units sold to Hydrozonix.  The increase in cost of revenues is related to the costs of building the Ozonix® EF80 units under a “cost plus” formula whereby the buyer pays in advance for the components and labor costs to build the units.  Cost of Revenues for Equipment Sales and Licensing was $8.3 million and covered the building of four EF80 units.  The first two units were “capped” at a maximum build cost to the client of $1.75 million which was subsequently increased to $1.8 million with the increase in capacity from 60 BBLS/Min to 80 BBLS/Min.  From the third unit on, there is no cap on the cost of the components and labor which will ensure that Gross Margin will not be impacted by cost variances.

The cost of providing field services was $2.6 million which was a reduction of $0.8 million.  Included in these costs for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of Ozonix® water treatment system and Ecos-Frac® products which were lower despite higher sales volume in the 2011 period.  Such favorability is the result of efficiencies in our processes resulting in part from additional multiple well pad processing sites, as well as lower gas costs in the current period.

Operating Expenses

Operating expenses for the year ended December 31, 2011 were $15.6 million as compared to $14.2 million for the year ended December 31, 2010, an increase of $1.4 million.  The increase was primarily caused by the following:

Selling, General and Administrative

An increase in Selling, General and Administrative Expenses of $1.6 million which was the result of; (1) an increase in salaries and employee benefits which included an increase of $1.2 million in non-cash compensation expense related to option grants in 2011, (2)  a decrease in Administrative and Selling expenses of $0.1 million due to greater efficiencies being achieved; (3) an increase in Depreciation and R&D expenses due to increases related to additional capital equipment for the manufacture of new units and various R&D costs incurred in making improvements in the Ozonix® process and technologies.

Impairment Reserve

The Company recorded a charge of $116,000 in the 2010 Period to reserve for the impairment in the value of the Company’s non-Ozonix® water treatment system which was previously installed in the tactical water filtration truck.  There was no impairment charge in 2011.

Restructuring Reserve

The Company recorded a charge of $50,000 in the 2010 Period, compared to no charge in the 2011 Period.  The 2010 charge was required to increase the restructuring reserve which was recorded in 2009 based upon the Company’s decision to close the New York office.

Loss From Operations

Loss from operations for the year ended December 31, 2011 was $5.3 million compared to a loss of $8.6 million for the year ended December 31, 2010.  See discussion above under "Cost of Revenues" and "Operating Expenses" for further details.

Interest Expense

Interest expense was $0.6 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively.  The decline in 2011 is the result of a decrease in the weighted average debt outstanding during the 2011 period as compared to the same period in 2010.  During the 2011 Period, the Company reduced outstanding debt by $0.8 million.  This reduction in debt was almost entirely due to the retirement of two interest bearing notes that the Company’s subsidiary EES had with one of its minority members.  In the 2010 period, the Company converted $2.1 million in convertible notes and $0.4 million in related party debt into common stock.

Change in Fair Value of Derivative Instruments

The Company recorded a non-cash gain of $152,888 related to the change in fair value of derivative instruments for the year ended December 31, 2011.

The Company adopted ASC 815-40 effective January 1, 2009.  Under ASC 815-40 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10.2 million.  Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the BSM option pricing model.

The change in fair value of derivative instruments in other expense was $12.8 million for the year ended December 31, 2010.  This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010.  As of December 31, 2010, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition, the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 and further to 1.2 million at December 31, 2011 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants.  As such, we anticipate that future other income and expense from these financial instruments will continue to diminish.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest of consolidated subsidiary income was $1.7 million for the year ended December 31, 2011 as compared to a loss of $0.5 million for the year ended December 31, 2010.  This 2011 Period amount represents the amount of the income of EES for the year ended December 31, 2011 which has been allocated to the noncontrolling equity members of the subsidiary.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere was $7.7 million for the year ended December 31, 2011, compared to a net loss applicable to common stock of $22.2 million for the year ended December 31, 2010.  Net loss per common share was $0.05 for the year ended December 31, 2011 as compared to a net loss per common share of $0.17 for the year ended December 31, 2010.  The weighted average number of shares outstanding was 143,989,520 and 131,502,601 for the years ended December 31, 2011 and 2010, respectively.  The net loss of $7.7 million contained various non-cash items including $6.7 million of stock based compensation expense.

Comparison of the Year ended December 31, 2010 with the Year ended December 31, 2009

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2010	2009	Change
Revenues	$8,964,484	$1,760,129	$7,204,355
Cost of revenues	3,394,688	924,789	2,469,899
Gross profit	5,569,796	835,340	4,734,456
Operating expenses:
Salaries and employee benefits	8,999,824	6,833,304	2,166,520
Administrative and selling	1,696,774	1,211,662	485,112
Professional fees	1,197,017	1,162,772	34,245
Depreciation and amortization	1,957,881	686,309	1,271,572
Research and development	163,328	97,389	65,939
Total selling, general and administrative	14,014,824	9,991,436	4,023,388
Restructuring charge	50,000	548,090	(498,090)
Asset impairment	116,000	-	116,000
Total operating expenses	14,180,824	10,539,526	3,641,298
Loss from operations	(8,611,028)	(9,704,186)	1,093,158
Other income (expense)
Interest expense	(1,176,222)	(5,184,747)	4,008,525
Gain (loss) on conversion	(19,604)	(716,783)	697,179
Gain (loss) on settlement	(65,756)	-	(65,756)
Other income (expense)	292	1,758	(1,466)
Change in fair value of derivative instruments	(12,787,666)	(3,446,612)	(9,341,054)
Total other income (expense)	(14,048,956)	(9,346,384)	(4,702,572)
Net loss	(22,659,984)	(19,050,570)	(3,609,414)
Preferred stock dividends	(105,500)	(118,750)	13,250
Net loss applicable to common stock	(22,765,484)	(19,169,320)	(3,622,664)
Net loss applicable to noncontrolling interest of consolidated subsidiary	528,277	743,417	215,140
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(22,237,207)	$(18,425,903)	$(3,837,804)

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

Revenues

The Company generated revenue of $8,964,484 during the year ended December 31, 2010, an increase of $7,204,355 over our revenue of $1,760,129 for the year ended December 31, 2009.  The increase was the result of revenue generated from the deployment of our Ecos-Frac® units in Arkansas to treat water prior to its use in fracturing natural gas wells, the processing of frac flowback water in the Woodford shale in Oklahoma and treating a variety of oil and gas exploration flowback water for three separate oil and gas exploration companies through pilot projects in Wyoming, Texas, Louisiana and Arkansas.  During the year ended December 31, 2009, the Company had one fleet of its Ecos-Frac® units deployed for one month to treat water prior to its use in fracturing natural gas wells, had processed frac flowback water in Oklahoma for a full year and performed pilot projects for three separate oil and gas companies in Utah, Wyoming and Arkansas.

Revenues for the years ended December 31, 2010 and 2009 were generated from the following services provided by EES to oil and gas exploration companies.

	2010	2009

Treating water for fracturing natural gas wells	$7,211,532	$419,994
Treating frac flowback water	1,254,500	993,386
Pilot water treatment projects	498,452	346,749
	$8,964,484	$1,760,129

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $14,180,824 as compared to $10,539,526 for the year ended December 31, 2009, an increase of $3,641,298.  The increase was primarily caused by the following:

Selling, General and Administrative

An increase in Selling, General and Administrative Expenses of $4,023,388 which were the result of; (1) an increase in salaries and employee benefits which included  an increase of $1.2 million in non-cash compensation expense related to option grants in 2010, (2) a full year of the cost of  management and staff to support the operations of EES, the Company’s majority owned subsidiary; (3) an increase in Administrative and Selling Expenses  which related to increases in insurance expense of $135,000 due to the increase in equipment operating in the field, an increase in travel expenses due to the added operating activity, an increase in postage and office supplies at the EES due to full year.

Impairment Reserve

The Company recorded an impairment reserve of $116,000 in 2010 to reserve for the impairment in the value of the Company’s non-Ozonix® water filtration system which was previously installed in the water filtration truck.

Restructuring Reserve

The increases above were partially offset by a decrease in the restructuring reserve which was recorded in 2009 based upon the Company’s decision to close the New York office.

Loss From Operations

Loss from operations for the year ended December 31, 2010 was $8,611,028 compared to a loss from operations of $9,704,186 for the year ended December 31, 2009, a decrease of $1,093,158.  The decrease in the loss from operations in 2010 versus 2009 was due to the increase in gross profit of $4,734,456 which was partially offset by the increase in operating expenses identified above.

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

Change in Fair Value of Derivative Instruments

The Company adopted ASC 815-40 effective January 1, 2009.  Under ASC 815-40 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.  Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the BSM option pricing model.

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

	2010
	Q1	Q2	Q3	Q4	Year

Change in warrant derivative instrument liability	16,391,765	(6,371,746)	(1,203,883)	(43,690)	8,772,446
Change in embedded conversion feature derivative liability	4,653,085	(637,865)	-	-	4,015,220
Change in the fair value of derivative instruments	21,044,850	(7,009,611)	(1,203,883)	(43,690)	12,787,666
Market price of common stock on the last day of the quarter	1.50	1.24	0.50	0.48	-

	2009
	Q1	Q2	Q3	Q4	Year

Change in warrant derivative instrument liability	(2,730,739)	6,021,890	(1,486,292)	(41,129)	1,763,730
Change in embedded conversion feature derivative liability	(3,732,262)	6,180,270	(687,275)	(77,851)	1,682,882
Change in the fair value of derivative instruments	(6,463,001)	12,202,160	(2,173,567)	(118,980)	3,446,612
Market price of common stock on the last day of the quarter	0.16	0.49	0.43	0.47	-

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

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest of consolidated subsidiary loss was $528,277 for the year ended December 31, 2010 as compared to a loss of $743,417 for the period from inception, July 16, 2009, through December 31, 2009.  This amount represents the amount of the losses of EES for the year ended December 31, 2010 and for the period from inception, July 16, 2009, through December 31, 2009, which have been allocated to the noncontrolling equity members of the subsidiary.  Per the LLC operating agreement, the amounts allocated represented the entire loss for EES for the period from inception July 16, 2009 through December 31, 2009 and for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities:

Net cash provided by operating activities was $2.6 million for the year ended December 31, 2011, compared to net cash used in operating activities of $1.3 million and $4.3 million for the years ended December 31, 2010 and 2009, respectively.  This represents the first year in which we had positive cash flow from operations.

2011 Period

Cash provided in operating activities in the 2011 period of $2.6 million resulted from the net loss applicable to common stock of $7.7 being exceeded by non-cash charges of $10.9 million, partially offset by a $0.6 million use of cash resulting from working capital changes.

Non-cash charges included (i) stock based compensation expense of $6.7 million, (ii) depreciation and amortization of $2.2 million, (iii) $1.7 million in income allocable to our EES partners, (iv) $0.3 million of non-cash interest, and (v) $0.2 million in other miscellaneous non-cash charges offset by (vi) $0.2 million in income related to fair value adjustment of warrant derivative liabilities.

Changes in working capital amounted to a use of $0.6 million in cash and were largely the result of decreases in payables and an increase in receivables which were partially offset by increases in accrued expenses all of which are driven by increased business activity in both of our operating segments and timing.

2010 Period

The cash impact of the 2010 Period net loss of $22.2 million was largely offset by (i) non-cash expenses of $8.5 million (ii) an increase in the fair value of the liability for derivative instruments of $12.8 million (iii) an increase in accounts payable of $0.4 million, and (iv) an increase in accrued expenses of $0.4 million.  These impacts were partially offset by a decrease in deferred revenue of $0.7 million and the $0.5 million allocation of the EES net loss to the noncontrolling equity members.

2009 Period

Net cash used in operating activities in the year ended December 31, 2009 (the "2009 Period") amounted to $4.3 million.  The cash impact of the 2009 Period net loss of $18.4 million was substantially offset by (i) non-cash expenses of $13.1 million and (ii) net favorable working capital changes of $1.0 million.  Significant non-cash expenses included (i) $4.3 million in equity-based compensation, (ii) $4.6 million in non-cash interest, and (iii) $3.4 million in charges taken pursuant to the changes in fair value of derivative instruments.

Cash Flows from Investing Activities:

The Company’s net cash used in investing activities was $0.6 million during the 2011 Period compared to $1.8 million and $6.8 million during the 2010 Period and 2009 Period, respectively.

2011 Period

The Company invested $0.4 million in equipment and leasehold improvements related to its manufacturing facility and made approximately $0.2 million of upgrades to existing equipment in order to enhance its ability to perform under the Hydrozonix Agreement for a total of $0.6 million.

2010 Period

The Company invested $2.0 million to build new equipment and update old equipment and invested $0.2 million in vehicles and leasehold improvements.  These expenditures were partially offset by the release of restricted cash of $0.4 million that had been held in escrow for certain convertible note agreements which were converted into common stock in 2010.

2009 Period

The Company invested $6.2 million to build new equipment and update old equipment and invested $0.2 million in vehicles and equipment.  In addition, $0.4 million of the proceeds from certain 2009 equity transactions were held in escrow to provide funds for certain convertible notes that were secured by EES assets.

Cash Flows from Financing Activities:

The Company’s net cash provided by financing activities was de minimis in the 2011 Period and was $2.0 million and $11.8 million for the 2010 Period and 2009 Period, respectively.  Proceeds from financing activities including the issuance of notes and stock option and warrant exercises were largely offset by repayments of debt in the 2011 Period.

2011 Period

The Company's net cash provided by financing activities consisted primarily of proceeds from (i) the issuance of convertible debt and warrants of $1.6 million (ii) proceeds from the exercise of warrants and options of $0.8 million, and (iii) $0.2 million in equipment financing.  Cash used in financing activities included payments on related party notes of $2.4 million and repayments on vehicle, insurance and equipment financings of approximately $0.2 million.

2010 Period

During the 2010 Period, the Company received $0.4 million from the issuance of convertible notes and warrants, $0.5 million from the sale of common stock and warrants, $1.2 million in connection with the exercise of options and warrants to purchase shares of common stock, $0.8 million for exchanging warrants and cash for new warrants and $42,000 from vehicle financing.  These sources were used make payments on notes payable of $0.7 million, vehicle and insurance finance payments of $0.2 million and to make payments on capital leases of $13,080.

2009 Period

During the 2009 Period, the Company received $11.8 million from financing activities primarily attributable to $11.4 million received from investors in exchange for a 21.5% equity interest in EES.

Liquidity

In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the oil and gas industry onshore in the United States in exchange for minimum purchase commitments for the Company’s new Ozonix ® EF80 units.  Hydrozonix must purchase 16 new Ozonix® EF80 units in the first twenty four months of the contract to maintain exclusivity and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units.  The Company delivered the first four Ozonix® EF80 units during the third and fourth quarters of 2011.  Following the first 24 months, Hydrozonix must continue to purchase an average of 8 units per year to maintain exclusivity.

Management believes that the Hydrozonix transaction will provide revenue sufficient to maintain operations for at least the next two years assuming Hydrozonix continues to purchase units in order to maintain its exclusivity.  In addition, the Company is working to identify potential investors for its EEMS subsidiary to apply the Ecosphere Ozonix® technology to the non-energy related mining industry.

Contractual obligations:

	2012	2013	2014	2015	2016	Thereafter	Total
Related party debt	$204,776	$68,100	$68,100	$68,099	$-	$-	$409,075
Third party debt	419,860	1,415,145	51,274	44,491	23,315	-	1,954,085
Interest on debt	55,000	320,000	-	-	-	-	375,000
Operating leases	240,345	59,932	-	-	-	-	300,277
	$919,981	$1,863,177	$119,374	$112,590	$23,315	$-	$3,038,437

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including our liquidity and anticipated revenues, our intentions regarding building EF80s, expectations from the Hydrozonix licensing agreement, expectations regarding offshore drilling, expectations and opportunities from our mining subsidiary, continuing to seek financial partners for the Ozonix® technology, our belief regarding the impact of future government laws and regulations on hydraulic fracturing.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements.  The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of December 31, 2011 was held in insured depository accounts, of which approximately $0.3 million exceeded insurance limits.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-56.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2011 and 2010 has been audited by Salberg & Co. P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

On March 14, 2012, Mr. Adrian Goldfarb, the Company's CFO gave notice that he was resigning effective upon filing the Form 10-Q for the quarter ending March 31, 2012.  Mr. Goldfarb has served the Company in this role for over four years and has been instrumental in guiding the Company through its growth from $0.3 million in annual revenues in 2008 after the sale of the ship stripping technology in 2007, to more than $21 million in annual revenues in 2011.  He has worked closely with the Company's Board of Directors and Management and has had a major focus to strengthen the Company's balance sheet and raise capital in a prudent manner including more than $10 million for Ecosphere Energy Services.  Mr. Goldfarb's area of specialization is with new venture and early stage organizations and his resignation is to allow him to focus on a number of new ventures with which he is about to become engaged.  The Board and management would like to thank Mr. Goldfarb for his dedication to the Company's growth and success over the past four years and wish him the best of success in the future.

The Company is now engaged in a search for a new CFO and Mr. Goldfarb has agreed that following his resignation in May he will be available to assist in the transition.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following is a list of our Directors.  All Directors serve one-year terms or until each of their successors are duly qualified and elected.

Name	Age	Position(s)
Charles Vinick	64	Chairman of the Board
Gene Davis	58	Director
Michael Donn, Sr.	64	Director
D. Stephen Keating	56	Director
Jimmac Lofton	54	Director designee (1)

(1)  Mr. Lofton has been appointed to our Board of Directors effective upon the filing of this report.

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

Jimmac Lofton was appointed as a director on March 7, 2012.  Since January, 2012, Mr. Lofton has been an advisor of Stanhill Capital Partners, a merchant banking group that invests principally in the natural resources sector.  From March 2008 to December 2011, Mr. Lofton worked in investor relations and corporate development at Evergreen Energy, a clean coal technology, energy production and environmental solutions company.  Prior to that, Mr. Lofton was a registered representative at Raymond James from September 1996 through March 2008.  Mr. Lofton was selected as a director due to his experience with clean technologies, business development and the capital markets.

Executive Officers

The following is a list of our executive officers.  The executive officers are elected by our Board.

Name	Age	Position(s)
Charles Vinick	64	Chief Executive Officer
Adrian Goldfarb	54	Chief Financial Officer
Dennis McGuire	61	Chief Technology Officer
Michael Donn, Sr.	64	Chief Operating Officer
Jacqueline McGuire	49	Senior Vice President of Administration and Secretary

See above for Mr. Vinick’s biography.

Adrian Goldfarb has been our Chief Financial Officer since February 11, 2008. From December 2007 until December 19, 2008, Mr. Goldfarb was the President of WSR Consulting, Inc., which we refer to as “WSR,” a consulting services company that previously provided accounting and operational management to us. From February 11, 2008 through December 20, 2008, WSR also provided Chief Financial Officer services to us and Mr. Goldfarb was a consultant. Since December 20, 2008, he has been a full-time employee and resigned from his position as President of WSR Consulting.  Mr. Goldfarb has more than 30 years’ experience in a number of different technology companies, including IBM and a subsidiary of Fujitsu.  Mr. Goldfarb was also Managing Director of WSI Europe, a division of the Weather Channel from 1998 until 2002.  From June 2002 to December 2007, Mr. Goldfarb was on the Board of Directors of MOWIS GmbH, a Weather Technology Media company. He also was interim Chief Financial Officer where he led the management team in securing seed capital, government grants and loans and bank guarantees. Mr. Goldfarb has been a Director of GelStat Corp since April 2008.  In May 2010, Mr. Goldfarb was elected a Director of Information Systems Associates, Inc and is Chairman of the Audit Committee.

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

With the exception of Michael Donn, Sr., Dennis McGuire and Jacqueline McGuire as disclosed above, there are no family relationships between any of our Directors and/or executive officers.

Key Employee

The following is a key employee of Ecosphere Energy Services, LLC, which we refer to as "EES", our majority-owned subsidiary.

Name	Age	Position(s)
Robert Cathey	35	Chief Executive Officer

Robert Cathey has served as the Chief Executive Officer of EES since April 19, 2011.  Previously he was Chief Operating Officer of EES from July 2009.  Mr. Cathey joined Ecosphere in December 2008 as our Vice President, Natural Gas Field Operations. He worked for Carrier Sales and Distribution from April 2007 to December 2008 as Operations Manager for their North Texas and Oklahoma business units.  After graduating from the U.S. Military Academy at West Point with a degree in American Legal Systems/Systems Engineer, Mr. Cathey served in the U.S. Army from June 2001 through April 2007, rising in rank from 2nd Lieutenant to Captain.

Corporate Governance

Board Responsibilities

The Board oversees, counsels, and directs management in the long-term interest of Ecosphere and its shareholders.  The Board’s responsibilities include establishing broad corporate policies and reviewing the overall performance of Ecosphere.  The Board is not, however, involved in the operating details on a day-to-day basis.

Board Committees and Charters

The Board and its Committees meet throughout the year and act by written consent from time-to-time as appropriate.  The Board delegates various responsibilities and authority to different Board Committees.  Committees regularly report on their activities and actions to the Board.  The Board currently has and appoints the members of: the Audit Committee and the Compensation Committee.  The Audit Committee has a written charter approved by the Board.  Our Audit Committee Charter was included as Annex A to our 2010 Proxy Statement filed with the Securities and Exchange Commission, which we refer to as the “SEC,” on November 12, 2010.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Gene Davis	✓	✓	Chairman
Michael Donn, Sr.
Jimmac Lofton (1)	✓
D. Stephen Keating	✓	Chairman
Charles Vinick			✓

(1) Director designee.  Mr. Lofton was appointed as a director effective upon the filing of this report.

Until he became Executive Chairman, Mr. Vinick was a member of the Compensation Committee.  Our Board has determined that Messrs. Davis, Lofton and Keating are independent in accordance with standards under the NYSE Amex rules.

Audit Committee Financial Expert

Our Board has determined that Mr. Keating is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.  Our Board has determined that Messrs. Keating and Davis are independent in accordance with the NYSE Amex independence standards for audit committees.

Compensation Committee Interlocks and Insider Participation

With the exception of Charles Vinick, who served as Executive Chairman, none of the members of the Compensation Committee were in 2011 or are officers or employees of Ecosphere.  Additionally, no executive officer of Ecosphere served or serves on the compensation committee or board of any company that employed or employs any member of Ecosphere’s Compensation Committee or Board.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  Although not required, the Code of Ethics also applies to our Board.  The Code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The request for a copy can be made in writing to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997, Attention: Corporate Secretary.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997, Attention: Corporate Secretary, or by facsimile (772) 781-4778. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Based solely on a review of the reports furnished to the Company, or written representations from reporting persons that all reportable transaction were reported, the Company believes that during 2011 the Company’s officers, Directors and greater than ten percent owners timely filed all reports they were required to file under Section 16(a).

ITEM 11.  EXECUTIVE COMPENSATION

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management and based on such review and discussion has recommended to our Board that the Compensation Discussion and Analysis section be included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Compensation Committee Gene Davis, Chairman

Compensation Discussion and Analysis

Overview

Ecosphere’s Vision

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

Ecosphere’s first successful intellectual property commercialization project was a patented coatings removal process that removed paint from large ships in the heavy marine industry.  This important transformational environmentally friendly technology was invented, designed, and commercialized by our founder, Mr. Dennis McGuire, and is presently being used by some of the world’s most prestigious ship repair facilities.

Prior to our sale of that technology to a private equity firm in 2007, our founder and Chief Technology Officer, Mr. Dennis McGuire, invented and patented our Ecosphere Ozonix® advanced oxidation process designed to recycle high volumes of water while eliminating the need for toxic chemicals used during hydraulic fracturing operations in the natural gas exploration industry.  With this innovative technology, Ecosphere has now treated over one billion gallons of water on approximately 475 wells, increasing our revenue approximately 10 times over a three year period.  Since 2009, Ecosphere’s revenue has been primarily generated by providing our patented Ozonix® technology to natural gas exploration companies to be used during hydraulic fracturing operations.  Our technology has recently been used to provide the same service on oil wells in South Texas.  Beginning with the third quarter of 2011, Ecosphere began generating revenue from the sale of Ozonix® EF80 units.  Our Ozonix® technology has the potential to be applied across numerous industries that are challenged by bacteria growth and fouling caused by microbiologically induced corrosion and fouling that occurs as a result of bacteria and biofilm growth in industrial waste waters.  Potential applications include the mining industry, agricultural industry, food processing industry, pulp and paper industry, coal energy industry, nuclear power industry, refineries, municipal waste water plants, chemical plants and other industrial processes.

Following the business model described above, during 2010-2011, we received four U.S. patents for our Ozonix® technology under the Obama Administration’s green tech fast track patent program.  Ecosphere has provided direct water treatment services to oil and gas exploration companies through 2011 to demonstrate proof of concept and generated significant revenue from commercialization of the Ozonix® technology.  Additionally, in 2011 Ecosphere licensed Hydrozonix as the exclusive operator and value-added reseller of the patented Ozonix® technology to treat and recycle waters used in the production of oil and gas in the U.S. onshore markets.  Ecosphere’s latest Ozonix® equipment, the EF80, has already been deployed by Hydrozonix in both the natural gas and oil exploration industries and is presently generating revenues for Hydrozonix.

2009-2011 Growth

After we sold our ship stripping business in 2007, our operating revenues were not material.  Prior to closing the sale, Mr. McGuire was in the process of developing our Ozonix® technology.  Following the Ecosphere business model, a series of products have been developed with the Ozonix® technology.  Patent applications and awards, proof of concept, commercialization and licensing have followed.

The summary financial information taken from our audited financial statements reflects the substantial growth in revenue, improved cash flow and reduction in indebtedness, all directly related to the development and commercialization of the patented and proprietary Ozonix® technology.  In 2011, we delivered the initial four EF80 units to Hydrozonix and received a purchase order for two additional units which we expect to deliver in the first quarter of 2012.  The impact of the equipment sales and licensing fees, as well as improved service revenue in 2011, has had a substantial improvement in our financial condition based upon the terms of the Hydrozonix license and our service business we expect this improvement will continue.

(in Thousands)	For the Years Ended December 31,
	2011	2010	2009
Revenue
Field services	$9,628	$8,964	$1,760
Unit sales and licensing	11,460	-	-
Total revenue	$21,088	$8,964	$1,760

Operating cash flows
Generated by (used in)	$2,611	$(1,267)	$(4,342)

Loss per share	$(0.05)	$(0.17)	$(0.19)

	At December 31,
	2011	2010	2009

Debt	$2,363	$3,206	$5,646

The above financial data individually and as a whole reflect the substantial improvement in our financial condition and prospects resulting primarily from the cutting edge technology invented and developed by Mr. McGuire and the key commercial agreements we entered into as a result of Mr. McGuire’s efforts.  In addition, Mr. McGuire is directly involved in every step of the technology development and delivery process from design through component specification and manufacturing to sales, testing and delivery. Mr. McGuire’s responsibilities involve the management of the outsourcing and contracting with the major component suppliers of the Ozonix® technology.  Mr. McGuire has made extremely valuable contributions overseeing the entire design, development and manufacturing process of the EF80 units which we were required to build to exacting technical standards mandated by our written agreement with Hydrozonix.

Dennis McGuire’s Role with Ecosphere

Dennis McGuire and his wife Jacqueline McGuire, our Senior Vice President of Administration, founded Ecosphere in 1998.  Since September 2005, Mr. McGuire has either been our Chief Executive Officer, Co-Chief Executive Officer or Chief Technology Officer as evidenced from the chart below.

Date	Title

January 18, 2001 to Date	Chief Technology Officer
January 12, 2008 to August 1, 2009	Chief Technology Officer
August 1, 2009 to January 18, 2011	Chief Executive Officer
June 17, 2008 to November 12, 2008	Co-Chief Executive Officer
September 29, 2005 to June 17, 2008	Chief Executive Officer

Changes to Dennis McGuire’s Compensation Package

In 2008, following our raising of capital, our Board appointed Mr. McGuire as Co-Chief Executive Officer.  Concurrently, the Board approved the compensation package for Mr. Haskell and a new package for Mr. McGuire whose prior agreement had expired.  Under this arrangement, approved by the Board in 2008, Mr. McGuire received an annual salary of $325,000 increasing to $400,000 on January 1, 2009.  He also received 3,300,000 stock options at fair market value with vesting subject to both performance and time-based vesting requirements and was eligible to receive performance bonuses based upon meeting a number of milestones.  All stock options were issued at fair market value at the time of each grant.

In early 2009, as the impact of the worst economic period since the Great Depression was being felt, Mr. McGuire recognized that expenses needed to be reduced with our Ozonix® technology then being introduced. He initiated a reduction in his compensation and spearheaded the closing of Ecosphere’s New York office.  He was supported by our Board in all respects.  In January 2011, our Board again modified Mr. McGuire’s compensation arrangement in order to better align his compensation with improvements in operating performance.

Charles Vinick Becomes Executive Chairman and then Chief Executive Officer

As the Board saw its business prospects brightening, it recognized that Mr. McGuire’s fundamental strengths were technology based and his corporate involvement should be focused specifically to this role.  In order to provide executive leadership for Ecosphere and accommodate Mr. McGuire’s growing role in technology development and manufacturing, the Board approached Mr. Charles Vinick, then Chairman of our Board, and proposed that he join Ecosphere in the role of Executive Chairman.  Mr. Vinick had been Director since 2006 and had an extensive background in providing environmental solutions as an advisor to the Cousteau Family as well as a renewable energy development consultant to industry.  He agreed to the Board’s proposal and effective August 12, 2010, Mr. Vinick became Executive Chairman.  Once the Hydrozonix transaction began to evolve in late 2010 and in January 2011, the Board of Directors appointed Mr. Vinick as Chief Executive Officer effective January 18, 2011.

Compensation Philosophy

We believe there are three overriding factors that must underscore the compensation that we pay our executive officers.  The compensation package must be (i) fair; (ii) competitive with other smallcap or microcap issuers that have similar potential and risk; and (iii) provide incentive to motivate our executive officers to produce exceptional shareholder value.

We believe that central to our future success is our ability to attract, retain and motivate individuals with exceptional talent who are passionate about our corporate mission and achieving the profitable long-term growth of our business.  We believe that our compensation programs provide the proper incentive for high performance by linking compensation to the success of Ecosphere in a transparent and easily understood manner while, at the same time, properly balancing the risk-reward ratio of the various elements of our compensation programs.  The primary tools used by the Board include annual base salary, short-term (cash) incentive compensation and long-term (stock options) incentive compensation.

The following compensation philosophy is the framework upon which we have and will base all compensation decisions for our executives and other employees.

Item	Components	Comments

Base salary	Annual base salary	Rewards individual performance and may vary based upon Echsphere's performance

Annual bonus	Cash reward paid to executives on an annual basis where appropriate
Should be based upon meeting pre-determined metrics based upon overall Company performance as well as individual performance.  However, also permits the Board to award discretionary bonuses based on unique circumstances.

Equity and other incentives	Generally provides for long-term incentives that may provide value over multi-year period; now 100% stock options except for unique compensation payable to Dennis McGuire	Rewards executives for Ecosphere's stock price appreciations. Options are viewed as the best fit for a high-growth company.

Total direct Compensation	Base salary plus annual bonus plus long-term incentives

Benefits	Health insurance and other non-cash benefits.	Except for life insurance provided to Dennis McGuire generally broad-based benefits including participation in a 401(k) plan that applies to all employees.

We believe that base salary should provide a secure base of compensation that is competitive in the marketplace.  We intend to design the annual bonus and long-term incentives to link the incentive compensation of our key executives, including our named executive officers, with both the annual and long-term success of Ecosphere.  The annual incentives will link compensation with company-wide and individual targets to motivate our employees, including our named executive officers, to meet short-term goals.  The long-term equity incentives link compensation to the long-term growth and success of Ecosphere as measured by what we hope will be appreciation in our stock price.  We believe that this bifurcation of linkage properly balances short-term and long-term incentives.  By providing substantial potential benefits from annual bonuses and stock appreciation, we believe we help align our executives’ interest with our shareholders’ interest and motivate our executives to drive profitable growth of our business in an appropriate manner. Although competitive compensation is a factor, we did not engage in benchmarking.  Nonetheless, our Compensation Committee was cognizant of compensation paid by similarly-sized small companies.  Because of the value of the patents and other intellectual property invented by Mr. McGuire, we felt it was not important to engage in benchmarking.

Dennis McGuire’s Unique Role

Since founding Ecosphere in 1998, Mr. Dennis McGuire has invented all of our technologies.  His inventions have fueled our corporate goals and visions.

In addition to being the principal inventor of all of our technologies, Mr. McGuire has been our principal salesman.  It was his vision and drive as well as financial support that permitted Ecosphere to continue in operations when the Company was periodically faced with substantial cash flow difficulties.  In 2004 Mr. McGuire and his wife loaned $1 million which they later converted to common stock at $1.00 per share.  Thereafter, from time to time, Mr. and Mrs. McGuire made interim loans to us to permit Ecosphere to sustain its operations.  In 2006, Mr. McGuire together with members of the senior management team agreed to a substantial reduction in compensation and from time to time when we could not meet payroll, Mr. McGuire and other senior officers simply deferred receipt of their salaries.

Mr. McGuire invented cutting-edge technology, the innovative Ozonix® technology, that has significant potential to provide economic and environmental benefits.  As a result of those inventions, Ecosphere is now poised for significant future growth.

This Ozonix® technology has been validated in both the gas and oil drilling industries and is currently being commercialized by Hydrozonix as an exclusive licensee in the United States onshore.  Furthermore, because of its broad potential to treat wastewater across a wide spectrum of industries in a cost effective and environmentally safe manner, we are currently seeking partners to assist us to broaden the usage of our Ozonix® technology outside the gas and oil exploration industries as well as outside Hydrozonix’ exclusive territory.

In order to be able to convince a company like Hydrozonix to invest substantially in marketing and deploying our Ozonix® technology, we had to first prove that it was commercially viable.  We did so by securing two long-term contracts with two major energy exploration companies.  Like every other commercial agreement we entered into over our 13-year history, the agreements with these two energy companies came about from Mr. McGuire’s efforts as our chief salesman and business development person due to his unique knowledge of the process he invented and pioneered in the oil and gas industries.  Ultimately the Hydrozonix licensing agreement arose as a result of Mr. McGuire’s efforts, although our Chief Executive Officer and other senior executive officers played an important role in negotiating and finalizing that agreement with Hydrozonix.

Role of Our Compensation Committee

Our Compensation Committee has taken a very active role in negotiating the compensation of our Chief Executive Officers and in negotiating Mr. McGuire’s compensation arrangements, in all of the roles he has had.  All of the compensation decisions made by our Board were first approved and recommended by the Compensation Committee.

Factors Used by Compensation Committee and Board of Directors in Determining McGuire Compensation Packages as well as Other Executives

In establishing executive compensation, our Compensation Committee and our Board have both relied upon the compensation philosophy expressed above in this Compensation Discussion and Analysis.  Mr. McGuire’s 2010 and 2011 compensation arrangements were in part based upon concern that he was in many respects a highly valued executive officer due in part to his unique inventor/entrepreneurial skills and the absence of financial stability which at the time of the awards would have made it extraordinarily difficult to recruit a replacement.  In late 2010, the Hydrozonix transaction was in its infancy, although we believed that we would ultimately reach an agreement with them.  Both our Compensation Committee and Board believed that without Mr. McGuire’s full commitment the Hydrozonix transaction would not be consummated.  While our Chief Executive Officer, Mr. Charles Vinick, and our Chief Financial Officer, Mr. Adrian Goldfarb, played an important role in negotiating the ultimate legal agreement with Hydrozonix, Mr. McGuire played a fundamentally important role in developing the initial business relationship, selling the Hydrozonix’ principals on the value and capabilities of the technology, and negotiating the technological aspects of that agreement that led to the completion of the due diligence of the Ozonix® technology by Hydrozonix and the final signature on the agreement.

In establishing executive compensation for Mr. Vinick, our Compensation Committee and Board noted the 2011 compensation package it had negotiated for Mr. McGuire in late 2010.

Risk Assessment of Compensation Programs

The Compensation Committee has assessed the Company's executive and broad-based compensation programs to evaluate whether they drive behaviors that are demonstrably within the risk management parameters it deems prudent. It has concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. For the following reasons, the Committee believes that the design of our compensation programs, the governance of our programs, and our risk oversight process guard against imprudent risk taking that could have a material adverse effect on the Company.

●
Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our Executives to take unnecessary or imprudent risks.

●
The Board approves the Company’s strategic plan, capital budget, and long-term financial and operational plans that serve as the basis for setting short and long-term incentive goals. Goals are intended to drive shareholder value and targets are set relative to the approved budget, historical and future expected performance, and with a reasonable amount of stretch that does not encourage imprudent risk taking.

●	Our annual incentive programs provide variable pay opportunity for certain position levels based on achievement of reasonable annual performance goals.
●
The largest amount of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained Company performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer term Company results.

●
Equity awards have multi-year vesting which aligns the long-term interests of our NEOs and executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

2011 Dennis McGuire’s Compensation Arrangement

With his two-year compensation arrangement expiring in April 2011, our Compensation Committee in late 2010 again reviewed Mr. McGuire’s efforts and critical role in our operations.  Because it felt that the 3% of revenues he was receiving was not necessarily tied to any operating successes, it sought to keep Mr. McGuire’s future compensation keyed to appropriate performance standards while at the same time recognizing his role as the inventor of all of our technology.  As the discussions were ensuing, the Compensation Committee and the Board were both aware of the fact that negotiations were proceeding with the principals of Hydrozonix relating to a transaction which was expected to result in a significant and positive benefit to Ecosphere.  This culminated in our executing the Hydrozonix agreement in March 2011.

Accordingly, on January 2, 2011 our Board awarded Mr. McGuire a new compensation package consisting of a base salary, an annual performance bonus, a special performance bonus and an additional long-term incentive in recognition of his unique role as principal inventor of Ecosphere’s technology and his role in bringing about the Hydrozonix agreement.

●
Base Salary.  Mr. McGuire’s annual base salary was set at $250,000 increasing to $450,000 when Hydrozonix commenced paying Ecosphere an overhead fee with the provision that if the initial two Ozonix® units were not accepted by Hydrozonix, the annual salary would revert back to $250,000.  The overhead fee was paid in March and the salary increased accordingly.  The initial two units were manufactured and were accepted by Hydrozonix in September 2011.

●	Annual Performance Bonus. The Board agreed to set annual performance targets of three levels with the middle level, if met equal to 75% of base salary. No targets were set for 2011.

●
Special Performance Bonus.  We agreed to pay Mr. McGuire 4% of the funds received by Ecosphere (including any wholly-owned subsidiary) from the sale of all or substantially all of our assets or licensing of technology invented by Mr. McGuire.

●
Long-Term Incentive Bonus.  We agreed to pay Mr. McGuire 4% of the manufacturing fees (exclusive of direct manufacturing costs and labor), 4% of the license fees, and 4% of the royalties, payable upon receipt of funds by ETI or EES from Hydrozonix and as a total this is the implied “manufacturing profit”. This bonus shall continue as long as we receive payments notwithstanding the fact that Mr. McGuire may no longer be employed by us.

●
Stock Option Grant.  We granted Mr. McGuire 9,000,000 non-qualified options with 3,000,000 options vesting upon execution of the Hydrozonix agreement and the balance semi-annually over a three-year term. If Hydrozonix increases its order of EF80s to double the amount anticipated or 32 units, all options shall be vested.

In November 2011, we modified the Long-Term Incentive Bonus to clarify that Mr. McGuire shall receive 4% of the Hydrozonix manufacturing and licensing fees and clarify that all parts of this Hydrozonix bonus are based upon payments to Ecosphere and/or EES.  The clarification arose to resolve a difference between a Term Sheet Mr. McGuire executed and the January Board Resolution.  The November Resolution was recommended by our Compensation Committee and passed by our Board.

2010 Dennis McGuire’s Compensation Arrangement

In May 2009, our Board amended the compensation arrangement with Mr. McGuire after he approached the Compensation Committee and asked it to review a new compensation structure with a substantially reduced base salary, which would assist our cost-cutting measures.  Upon recommendation of the Compensation Committee, our Board approved a new compensation arrangement for a two-year term beginning May 1, 2009. The details are provided under the “Employment Arrangements” subsection of this report.

2011 Charles Vinick’s Compensation Arrangement

Mr. Vinick became our Chief Executive Officer effective January 18, 2011 and began receiving an increase in his base compensation.  The details are provided under the “Employment Arrangements” subsection of this report.

2010 Charles Vinick’s Compensation Arrangement

Effective August 12, 2010, Mr. Vinick became Executive Chairman and a full-time employee.  His compensation as an Executive Chairman is described under the “Employment Arrangements” subsection of this report.

Other Named Executive Officers

The other named executive officers are listed in the Summary Compensation Table.  They are Mr. Michael R. Donn, Sr., our Chief Operating Officer, Mr. Adrian Goldfarb, our Chief Financial Officer, and Robert P. Cathey Chief Executive Officer of EES.  The details of their compensation arrangements are provided under the “Employment Arrangements” subsection of this report.

Summary Compensation Table

The following information relates to the compensation for 2011, 2010 and 2009 to each person serving as Chief Executive Officer and Chief Financial Officer during 2011, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of 2011 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

Name and Principal Position (a)	Year (b)	Salary ($)( c)	Bonus ($)(d)		Option Awards ($)(f)(1)	Non-Equity Incentive Plan Compensation ($)(g)		All Other Compensation ($)(i)		Total ($)(j)
Charles Vinick (3)	2011	263,542	100,000	(3)	314,640	-		-		678,182
Chief Executive Officer	2010	51,563	-		676,724	-		-		728,287
	2009	-	-		-	-		-		-

Adrian Goldfarb	2011	168,750	7,500	(4)	-	-		18,329	(5)	194,579
Chief Financial Officer	2010	141,815	-		151,955	-		5,673	(5)	299,443
	2009	142,531	5,000	(4)	432,108	-		4,476	(5)	584,115

Dennis McGuire (6)	2011	400,000	270,000	(7)	3,006,180	162,400	(8)	30,890	(9)	3,869,470
Chief Technology Officer	2010	325,000	-		3,828,398	151,736	(8)	27,012	(9)	4,332,146
Former Chief Executive Officer	2009	250,000	250,000	(7)	1,221,599	92,916	(8)	13,506	(9)	1,828,021

Michael Donn, Sr.	2011	146,250	7,500	(10)	-	-		5,869	(11)	159,619
Chief Operating Officer	2010	129,807	-		289,251	-		3,894	(11)	422,952
	2009	160,854	5,000	(10)	64,250	-		5,026	(11)	235,130

Robert Cathey (12)	2011	125,000	-		-	56,716	(13)	6,000	(14)	187,716
Chief Executive Officer of EES	2010	-	-		-	-		-		-
	2009	-	-		-	-		-		-

(1)
The amounts in these columns represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules.   These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers.  Please note that the total compensation listed for any officer or Director in a particular year does not necessarily represent what the executive may realize in cash earnings during that period.  Equity compensation is variable and depends on both the stock price and the exercise price of options.  In some cases the executive may receive no compensation where options are either "under water" or expire "under water".  In some cases, the executive may owe taxes on the grant ahead of any realization of gains in cash.  The amounts listed for options are estimates of the value based on a number of inputs to the BSM model and are purely for the basis of accounting for the expense of the equity.  See Note 16 to the consolidated financial statements contained elsewhere in this report for valuation inputs.

(2)	See the section entitled Employment Agreements below for a description of these option grants
(3)
The 2009 compensation does not include options and restricted stock for service as a director.  Mr. Vinick was not employed by Ecosphere in 2009.  The amount in the bonus column represents cash bonuses paid in 2011.

(4)	Represents cash bonuses paid in 2009 and 2011.
(5)	For 2011, represents reimbursements for re-location expenses and 401(K) contributions. For 2010 and 2009, represents 401(K) contributions.
(6)	Mr. McGuire was the Chief Executive Officer until January 18, 2011.
(7)	Represents cash bonuses for 2011 and 2009.
(8)	Represents cash payments for commissions paid.
(9)	Represents 401(K) contributions and insurance life premiums paid by the Company.
(10)	Represents cash bonuses for 2011 and 2009.
(11)	Represents 401(K) contributions.
(12)	Mr. Cathey began serving as Chief Executive Officer on April 19, 2011.
(13)	Represents cash payments for commission paid.
(14)	Represents automobile allowance.

Grants of Plan-Based Awards in Fiscal Year 2011

The following table provides information about equity-awards granted to each Named Executive Officer that received awards in 2011.  This information supplements the information provided in the Summary Compensation Table above.

		All Other	All Other
		Stock	Option			Grant
		Awards:	Awards:		Exercise	Date Fair
		Number of	Number of		or Base	Value of
		Shares of	Securities		Price of	Stock and
	Grant	Stock or	Underlying		Option	Option
Name	Date (1)	Units	Options (2)		Awards	Awards (3)

Charles Vinick	1/18/11	-	1,000,000	(4)	$0.48	$314,640

Dennis McGuire	1/2/11	-	9,000,000	(4)	$0.48	$3,006,180

(1)	The grant date of an option award is the date that the Board fixes as the date the recipient is entitled to receive the award and, for 2011, is the date the Board approved the award.

(2)	All of these grants were stock options.

(3)
These amounts do not reflect the actual economic value realized by the Named Executive Officer.  In accordance with SEC rules, this column represents the grant date fair value of each equity award.  The grant date fair value is generally the amount Ecosphere would expense in its financial statements over the award’s service period, but does not include a reduction for forfeitures.   See Note 16 to the consolidated financial statements contained elsewhere in this report for valuation inputs.

(4)	Granted outside of the Plan.

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

In January 2011, our Board approved a new employment arrangement for Mr. McGuire.  His salary of $250,000 per year increased to $450,000 in March 2011, upon Ecosphere receiving an overhead fee from Hydrozonix.

Mr. McGuire is eligible to receive a performance bonus.  The Board will annually establish performance targets consisting of three levels and if met, pay Mr. McGuire a bonus with the middle level equal to 75% of base salary in effect on December 31st and the other two percentages to be established by the Board.  No targets were set for 2011.

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

In connection with the Hydrozonix transaction, Mr. McGuire received a bonus of 4% of the manufacturing fees (exclusive of direct manufacturing costs and labor), 4% of the license fee, and 4% of the royalties, payable upon receipt of funds by Ecosphere or EES from Hydrozonix.  The payment shall continue as long as Ecosphere receives payments.

Ecosphere granted Mr. McGuire 9,000,000 non-qualified options exercisable at $0.48 per share over a five-year period.  Of the options, 3,000,000 options vested on March 23, 2011, at the time of the execution of the agreement with Hydrozonix, 1,500,000 vested on each of June 30, 2011 and December 31, 2011 and the balance will vest in equal increments each June 30 and December 31, over the term of the agreement.  The vesting will be accelerated if the Hydrozonix increases its order to twice the minimum in the agreement.

On December 14, 2011, in recognition of his performance during 2011, the Board awarded Mr. McGuire, a cash bonus of $270,000.  Ecosphere has paid $190,000 of Mr. McGuire’s performance bonus and the remaining amount will be paid by the end of April 2012.

Charles Vinick

Effective January 18, 2011, upon becoming Chief Executive Officer, Mr. Vinick began receiving an annual base salary of $275,000 per year and will receive an annual bonus to be determined by our Board of Directors subsequent to the filing of this report. In December 2011 we accrued an estimate of the 2011 bonus in the amount of $100,000.  Additionally, Mr. Vinick was granted 1,000,000 non-qualified options (exercisable at $0.48 per share) over a five-year period.  Of the options, 500,000 vested upon his becoming Chief Executive Officer.  The balance vested in equal increments on June 30, 2011 and December 31, 2011.  Prior to being appointed Chief Executive Officer, Mr. Vinick received an annual salary of $225,000 and was granted 1,000,000 five-year non-qualified stock options exercisable at $0.82 per share for service as Executive Chairman.  Of the options: (i) 250,000 are fully vested and (ii) the remaining were relinquished upon being appointed Chief Executive Officer.  Mr. Vinick will receive an annual bonus based upon performance at the discretion of the Board of Directors  We also pay travel and related expenses for Mr. Vinick to travel from his California home to our Florida offices.

Adrian Goldfarb

On December 16, 2008, our Board approved a compensation arrangement for Adrian Goldfarb, the Company’s Chief Financial Officer. From February 11, 2008 until December 20, 2008, Mr. Goldfarb was acting as our Chief Financial Officer on behalf of WSR.  On December 20, 2008, Mr. Goldfarb became a full-time employee and resigned as president of WSR and relinquished all ownership rights in WSR.  Initially, Mr. Goldfarb received an annual base salary of $150,000 per year over a three-year term.  On December 22, 2009, the Board approved an increase in Mr. Goldfarb’s base salary to $168,750.  On December 23, 2010, Mr. Goldfarb was granted 500,000 stock options exercisable at $0.48 per share.  At December 31, 2011, these options are fully vested.  In January 2012, the Board approved an increase in Mr. Goldfarb's base salary to $175,500 and granted 150,000 stock options exercisable at $0.44 per share. In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in February 2012.

Michael Donn, Sr.

On June 30, 2008, our Board approved a new compensation package for Michael Donn, Sr., our Chief Operating Officer awarding him an annual base salary of $125,000 per year.  On December 22, 2009, the Board approved an increase in Mr. Donn’s base salary to $146,250.  On December 23, 2010, Mr. Donn was granted 950,000 stock options exercisable at $0.48 per share.  At December 31, 2011, these options are fully vested.  In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in January 2012.  In January 2012, the Board approved an increase in Mr. Donn's base salary to $175,000 and granted 150,000 stock options exercisable at $0.44 per share.

Jacqueline McGuire

On June 30, 2008, our Board approved a new compensation package for Jacqueline McGuire, our Senior Vice President of Administration.  Mrs. McGuire received an annual base salary of $85,000 per year.  Additionally, Mrs. McGuire was granted 300,000 stock options exercisable at $0.47 per share, all of which are vested at December 31, 2011.  On December 22, 2009, the Board approved an increase in Mrs. McGuire’s base salary to $93,500 and approved a bonus of $5,000.  On December 23, 2010, Mrs. McGuire was granted 300,000 stock options exercisable at $0.48 per share all of which are vested at December 31, 2011.  In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in January 2012.  In January 2012, the Board approved an increase in Mrs. McGuire's base salary to $112,200 and granted 150,000 stock options exercisable at $0.44 per share.

Robert P. Cathey

On August 30, 2009, our Board approved a compensation package for Robert P. Cathey, formerly our Senior Vice President of and Chief Operating Officer of EES.  Mr. Cathey receives an annual base salary of $125,000 per year and was granted 600,000 stock options exercisable at $0.36 per share, all of which are vested at December 31, 2011.  In addition, Mr. Cathey receives one half percent of EES field services revenues.  In April 2011, Mr. Cathey was named President and Chief Executive Officer of EES.

Potential Payments Upon Termination or Change in Control

Our executive officers are not subject to any employment agreements and, accordingly, are not presently entitled to severance. However, Mr. Dennis McGuire is entitled to a performance bonus and a Hydrozonix bonus, each of which provide for 4% payments beyond the term of Mr. McGuire’s employment.

In the event of a merger of Ecosphere with or into another corporation, or a Change of Control (as defined in the Plan), each outstanding stock right under the Plan and generally outside the Plan shall be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.   In the event that the successor corporation refuses to assume or substitute for the stock rights, the outstanding stock rights will become 100% vested immediately and holders shall have the right to exercise their stock rights as to which it would not otherwise be vested or exercisable.

Insurance Benefits

Ecosphere pays a portion of the premiums on a $5 million term life insurance policy owned by Mr. Dennis McGuire with the beneficiaries selected by Mr. McGuire.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Outstanding Equity Awards At 2011 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2011:

	Outstanding Equity Awards at 2011 Fiscal Year-End
	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
	Exercisable	Unexercisable		($)	Date
Name (a)	(b)	(c )		(e)	(f)

Charles Vinick	166,667	-		0.48	9/3/13
	42,425	-		0.24	2/28/14
	163,265	-		0.47	7/1/14
	116,279	58,140	(1)	0.43	12/21/14
	40,323	-		1.24	7/1/15
	250,000	-		0.82	8/12/15
	1,000,000	-		0.48	1/18/16

Adrian Goldfarb	266,667	-		0.27	11/22/13
	250,000	-		0.45	7/3/13
	733,333	366,667	(2)	0.47	7/1/14
	183,333	-		0.43	12/22/14
	500,000	-		0.48	12/23/15

Dennis McGuire	2,990,000	-		1.00	11/8/15
	2,000,000	-		0.30	5/20/13
	2,000,000	-		0.30	5/20/13
	3,300,000	-		0.50	6/17/13
	1,666,667	833,333	(3)	0.47	7/1/14
	6,000,000	-		1.01	4/21/15
	6,000,000	3,000,000	(4)	0.48	1/3/16
	1,500,000	-		0.43	12/22/14

Michael Donn, Sr.	200,000	-		1.10	12/31/14
	285,667	-		0.15	7/31/12
	500,000	-		0.47	6/30/13
	250,000	-		0.43	12/22/14
	500,000	-		0.48	12/23/15
	450,000	-		0.48	12/23/15

Robert P. Cathey	300,000	-		0.48	12/23/2015
	600,000	-		0.38	11/12/2013
	60,000	-		0.36	8/26/2014
___________

(1)           These unvested options vest on December 22, 2012.
(2)           These unvested options vest June 30, 2012.
(3)           These unvested options vest on July 1, 2012.
(4)           These unvested options vest in two equal installments on June 30, 2012 and December 31, 2012.

Option Exercises and Stock Vested in Fiscal Year 2011

The following table provides information on stock option exercises and restricted stock award vesting for each of the Named Executive Officers during 2011.

	Option Awards		Stock Awards
	Number of	Value	Number of	Value
	Shares Acquired	Realized on	Shares Acquired	Realized on
	on Exercise (#)	Exercise ($) (1)	on Vesting (#)	Vesting ($) (2)

Dennis McGuire	3,299,304	1,946,330	-	-
Charles Vinick	-	-	98,463	49,100
Adrian Goldfarb	-	-	-	-
Michael Donn, Sr.	230,000	68,700	-	-
Robert P. Cathey	-	-

(1)	Value equals the difference between the market price of the Company's common stock on the day of the transaction and the exercise price of the equity instrument.
(2)	Value derived by multiplying the number of shares vested by the market value of the underlying shares on the vesting date.

Director Compensation

We do not pay cash compensation to our Directors for service on our Board.  Non-employee members of our Board receive automatic grants of restricted stock and stock options.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2011 Director Compensation

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d) (1)	Total ($)(j)

Joe Allbaugh (2)	35,000	17,011	52,011
D. Stephen Keating	40,000	19,441	59,441
Gene Davis	-	39,058	39,058
___________

(1) This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718.  These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.
(2)  In February 2012, Mr. Allbaugh resigned as a director.

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

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
Name of Plan

Equity compensation plans approved by security holders
2000 Long Term Incentive Program and 2003 Equity Incentive Plan (2)	135,500	1.10	-
2003 Stock Option Plan for Outside Directors and Advisory Board Members (2)	800,000	1.14	-
2006 Equity Incentive Plan	7,472,820	0.47	18,385,433	(3)
Equity compensation plans not approved by security holders (4)	47,592,604	0.56	N/A
		1
Total	56,000,924	0.54	N/A
___________

(1)	Consists of stock options.
(2)	Ecosphere does not intend to issue options under these plans in the future. The 2000 Long Term Incentive Program has expired.
(3)
The Plan was approved by our shareholders at our 2008 annual meeting held on November 13, 2008. Initially, we were authorized to issue a total of 10,000,000 shares under the Plan.  On April 21, 2010, our Board amended the Plan to increase the authorized shares under the Plan to 25,000,000 and then on March 25, 2011 to 30,000,000 which includes restricted stock, options, restricted stock units and stock appreciation rights. Because Ecosphere has issued shares of restricted stock, the number of securities available for grant has been reduced.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of March 12, 2012 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group.  Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Charles Vinick (2)	2,335,155	1.6%
Common Stock	Adrian Goldfarb (3)	2,033,333	1.4%
Common Stock	Dennis and Jacqueline McGuire (4)	29,354,487	16.9%
Common Stock	Michael Donn, Sr. (5)	2,537,239	1.7%
Common Stock	Robert Cathey (6)	960,000	*
Common Stock	Gene Davis (7)	415,706	*
Common Stock	D. Stephen Keating (8)	1,674,930	1.1%
Common Stock	Jimmac Lofton (9)	-	*
Common Stock	All directors and executive officers as a group (9 persons)	39,310,850	21.6%
______________
*         Less than 1%

(1)
Applicable percentages are based on 148,011,792 shares outstanding as of March 12, 2012 adjusted as required by rules of the SEC.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.  These shares are also included in the shareholders beneficial ownership.  The table does not include unvested options.  Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Vinick is a director and an executive officer. Includes 1,778,959 shares of common stock issuable upon the exercise of vested options.

(3)	Mr. Goldfarb is an executive officer. Includes 1,933,333 shares of common stock issuable upon the exercise of vested options.

(4)
Includes 25,456,667 shares issuable upon the exercise of vested options owned by Mr. McGuire and 700,000 shares issuable upon the exercise of vested options owned by Mrs. McGuire.  Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Both Mr. and Mrs. McGuire are executive officers.

(5)	Mr. Donn is a director and an executive officer. Includes 2,185,667 shares of common stock issuable upon the exercise of vested options.

(6)	Mr. Cathey is an executive officer. Includes 960,000 shares of common stock issuable upon the exercise of vested options.

(7)	Mr. Davis is a director. Includes 312,020 shares of common stock issuable upon the exercise of vested options.

(8)	Mr. Keating is a director. Includes 290,952 shares of common stock issuable upon the exercise of vested options.

(9)	Mr. Lofton was elected a director on March 7, 2012, effective upon the filing of this report with the SEC.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In June 2010, the Company's Chief Operating Officer, Michael Donn, Sr., lent the Company $130,000 interest free all of which was repaid by the Company.

Beginning in November 2010, we ceased paying compensation to our management, including our then Chief Executive Officer, on a regular basis.  In 2011, Mr. McGuire was paid $135,049 of compensation owed to him, management compensation resumed and other deferred amounts were repaid.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chief Technology Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire's children. We believe that based upon the services we receive from these related parties the compensation is fair to us.

Review, Approval or Ratification of Transactions with Related Persons

Ecosphere’s Code of Ethics requires that all employees and directors avoid conflicts of interests that interfere with the performance of their duties or are not in the best interests of Ecosphere.

In addition, pursuant to its written charter, the Audit Committee has the sole authority to review and approve all related party transactions, after examining each such transaction for potential conflicts of interest and other improprieties. The Audit Committee has not adopted any specific written procedures for conducting such reviews and considers each transaction in light of the specific facts and circumstances presented.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Ecosphere’s Audit Committee pre-approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.   All of the services related to audit fees and audit-related fees charged by Salberg & Company, P.A. in 2011 and 2010, if any, were pre-approved by the Audit Committee.  The following table shows the fees for the years ended December 31, 2011 and December 31, 2010.

	2011	2010
Audit Fees (1)	$116,500	$114,800
Audit Related Fees (2)	$0	$1,800
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
___________

(1)
Audit fees – these fees relate to the audit of our annual consolidated financial statements and internal control over financial reporting and the review of our interim quarterly consolidated financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2011 and 2010.

In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services is compatible with maintaining independence.  Our Audit Committee determined that the rendering of non-audit services by Salberg & Company, P.A. is compatible with maintaining their independence.

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

(3)	Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws Adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Third Amendment to the Bylaws Adopted October 20, 2011				Filed
4.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.1	Summary of Employment Arrangement – Vinick*	10-Q	5/10/11	10.1
10.2	Summary of Employment Arrangement – McGuire*	10-K	3/16/11	10.2
10.3	Summary of Employment Arrangement – Goldfarb*	10-K	3/25/09	10.18
10.4	Summary of Employment Arrangement – Donn*	10-Q	8/14/08	10.6
10.5	Summary of Employment Arrangement – Cathey*				Filed
10.6	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q/A	12/1/11	10.3
10.7	EES Side Letter Agreement – Hydrozonix**	10-Q	5/10/11	10.6
10.8	Second Amendment to EES LLC Agreement	10-Q/A	12/1/11	10.7
10.9	Southwest Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.10	Newfield Exploration Services Agreement	10-Q/A	3/16/11	10.17

10.11	Newfield Subsidiary Agreement**	10-K	3/16/11	10.39
10.12	Addendum to Sales Order - Hydrozonix	10-Q	8/9/11	10.9
10.13	Bledsoe Credit Agreement dated April 14, 2009	10-Q	8/14/09	10.3
10.14	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.15	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.16	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.17	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.20
10.18	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	3/31/10	10.21
10.19	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.22
10.20	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010	10-K	3/16/11	10.19
10.21	Second Amendment to Amended and Restated Replacement Secured Note dated December 8, 2010	10-K	3/16/11	10.20
10.22	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.23	Form of Executive Option Agreement dated July 1, 2009*	10/Q	8/16/10	10.5
10.24	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.25	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6
10.26	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.27	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5
10.28	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.29	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.30	Summary of Dennis McGuire Option Agreement dated April 21, 2010*	10-Q/A	12/20/10	10.7
10.31	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.30
10.32	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.31
10.33	Technology License Agreement	10-Q	8/16/10	10.12
10.34	Assignments of Technology	10-Q	11/22/10	10.10

21.1	List of Subsidiaries	Filed
23.1	Consent of Salberg & Co. PA	Filed
31.1	Certification of Principal Executive Officer (Section 302)	Filed
31.2	Certification of Principal Financial Officer (Section 302)	Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)	Furnished
101.SCH	XBRL Taxonomy Extension Schema Document	***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	***

* Management compensatory agreement
**Filed pursuant to a confidential treatment request for certain portions of this document.
*** Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

Ecosphere Technologies, Inc.

Date: March 15, 2012	By:	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Adrian Goldfarb	Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)	March 15, 2012
Adrian Goldfarb

/s/ Gene Davis	Director	March 15, 2012
Gene Davis

/s/ Michael Donn, Sr.	Director	March 15, 2012
Michael Donn, Sr.

/s/ D. Stephen Keating	Director	March 15, 2012
D. Stephen Keating

/s/ Charles Vinick	Director	March 15, 2012
Charles Vinick

/s/ Jimmac Lofton	Director	March 15, 2012
Jimmac Lofton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:
Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Ecosphere Technologies, Inc.'s. and Subsidiaries internal control over financial reporting as of December 31, 2011 and 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ecosphere Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 and 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
March 15, 2012

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
Assets

Current assets
Cash	$2,043,593	$46,387
Accounts receivable	873,117	703,475
Inventory	408,747	-
Prepaid expenses and other current assets	81,850	46,151
Total current assets	3,407,307	796,013
Property and equipment, net	6,141,519	7,729,721
Construction in progress	-	389,558
Patents, net	42,164	46,145
Deposits	22,598	22,205
Total assets	$9,613,588	$8,983,642

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)

Current liabilities
Accounts payable	$1,180,723	$1,970,891
Accrued liabilities	1,163,504	917,872
Convertible notes payable, net of discounts	370,561	-
Note payable	-	50,000
Related party notes payable	204,776	2,636,093
Warrant derivatives fair value	347,235	610,642
Financing obligations	49,299	69,566
Total current liabilities	3,316,098	6,255,064
Convertible notes payable, net of discounts	1,366,177	313,722
Related party notes payable	204,299	136,676
Financing obligations	168,048	-
Restructuring reserve	119,184	181,119
Total liabilities	5,173,806	6,886,581

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2011 and 2010; $25,000 per share redemption amount
plus dividends in arrears	1,158,494	1,135,994
Series B - 484 shares authorized; 322 shares issued and outstanding at December 31, 2011 and 2010; $2,500 per share redemption amount
plus dividends in arrears	2,822,302	2,741,802
Total redeemable convertible cumulative preferred stock	3,980,796	3,877,796

Commitments and contingencies (Note 19)

Equity (deficit)
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 146,262,357 and
137,430,786 shares issued and outstanding at December 31, 2011 and 2010, respectively	1,462,622	1,374,307
Common stock issuable, $0.01 par value; 71,959 and 1,347,915 issuable at December 31,
2011 and 2010, respectively	720	13,480
Additional paid-in capital	104,804,159	96,778,394
Accumulated deficit	(117,576,896)	(110,025,222)
Total Ecosphere Technologies, Inc. stockholders' deficit	(11,309,395)	(11,859,041)
Noncontrolling interest in consolidated subsidiary	11,768,381	10,078,306
Total equity (deficit)	458,986	(1,780,735)
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$9,613,588	$8,983,642

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
Revenues
Equipment sales and licensing	$11,460,078	$-	$-
Field services	9,628,081	8,964,484	1,760,129
Total revenues	21,088,159	8,964,484	1,760,129

Cost of revenues
Equipment sales and licensing	8,261,524	-	-
Field services	2,583,911	3,394,688	924,789
Total cost of revenues	10,845,435	3,394,688	924,789

Gross profit	10,242,724	5,569,796	835,340

Operating expenses
Selling, general and administrative	15,582,966	14,014,824	9,991,436
Asset impairment	-	116,000	-
Restructuring charge	-	50,000	548,090
Total operating expenses	15,582,966	14,180,824	10,539,526

Loss from operations	(5,340,242)	(8,611,028)	(9,704,186)

Other income (expense)
Interest expense	(581,392)	(1,176,222)	(5,184,747)
Loss on settlement, net	-	(65,756)	-
Loss on conversion, net	(93,762)	(19,604)	(716,783)
Gain (loss) on change in fair value of derivative instruments	152,888	(12,787,666)	(3,446,612)
Other, net	909	292	1,758
Total other expense	(521,357)	(14,048,956)	(9,346,384)

Net loss	(5,861,599)	(22,659,984)	(19,050,570)

Preferred stock dividends	(103,000)	(105,500)	(118,750)

Net loss applicable to common stock before allocation	(5,964,599)	(22,765,484)	(19,169,320)
to non-controlling interest
Less: net (income) loss applicable to non-controlling
interest in consolidated subsidiary	(1,690,075)	528,277	743,417

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,654,674)	$(22,237,207)	$(18,425,903)

Net loss per common share applicable to common stock
Basis and diluted	$(0.05)	$(0.17)	$(0.19)

Weighted average number of common shares outstanding
Basic and diluted	143,989,520	131,502,601	99,627,077

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2011, 2010 and 2009

	Ecosphere Technologies, Inc. Stockholders'
					Additional
	Issued Common Stock		Issuable Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2008	83,791,919	$837,914	286,000	$2,860	$53,399,704	$(64,993,779)	$-	$(10,753,301)
Cumulative effect adjustment of
a change in accounting principle	-	-	-	-	(5,240,525)	(4,592,583)	-	(9,833,108)
Contributions from noncontrolling
members	-	-	-	-	-	-	11,350,000	11,350,000
Common stock issued for conversion
of debentures	7,679,166	76,796	-	-	1,075,083	-	-	1,151,879
Common stock issued for conversion
of debenture interest	229,340	2,293	-	-	96,870	-	-	99,163
Common stock issued for conversion
of convertible notes	16,350,006	163,500	-	-	2,341,500	-	-	2,505,000
Common stock issued for conversion
of convertible note interest	2,158,000	21,580	-	-	954,140	-	-	975,720
Common stock issued for options and
warrants exercised for cash	2,000,635	20,007	-	-	446,050	-	-	466,057
Common stock issued for cashless
warrant exercises	3,080,714	30,807	-	-	(30,807)	-	-	-
Common stock issued for conversion
of Series B preferred stock	57,615	576	-	-	171,924	-	-	172,500
Common stock issued/issuable for
restricted stock vesting	61,696	617	773,810	8,785	825,015	-	-	834,417
Issuance of issuable share, net of
cancellations	493,456	4,935	(546,000)	(5,460)	525	-	-	-
Common stock issued for salary	252,627	2,526	-	-	75,788	-	-	78,314
Common stock issued for liability	675,676	6,757	-	-	243,243	-	-	250,000
Common stock issued as severance	-	-	116,279	116	49,884	-	-	50,000
Stock options granted and vested to
employees, directors and advisors	-	-	-	-	3,382,633	-	-	3,382,633
Options issued for services	-	-	-	-	45,738	-	-	45,738
Derivative impact of note
conversions/repayments	-	-	-	-	7,138,569	-	-	7,138,569
Derivative impact of warrant exercises	-	-	-	-	1,493,415	-	-	1,493,415
Preferred stock dividends	-	-	-	-	(118,750)	-	-	(118,750)
Net loss, 2009	-	-	-	-	-	(18,307,153)	(743,417)	(19,050,570)
Balance at December 31, 2009	116,830,850	$1,168,308	630,089	$6,301	$66,349,999	$(87,893,515)	$10,606,583	$(9,762,324)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (Continued)
For the Years Ended December 31, 2011, 2010 and 2009

	Ecosphere Technologies, Inc. Stockholders'
					Additional
	Issued Common Stock		Issuable Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interst	Total
Balance at December 31, 2009	116,830,850	$1,168,308	630,089	$6,301	$66,349,999	$(87,893,515)	$10,606,583	$(9,762,324)
Common stock issued/issuable for
options and warrants exercised for cash	4,899,812	48,998	618,165	6,182	1,169,262	-	-	1,224,442
Common stock issued for conversion
of Series A preferred stock	24,000	240	-	-	24,760	-	-	25,000
Common stock issued for conversion
of Series B preferred stock	27,555	275	-	-	82,225	-	-	82,500
Common stock issued for cashless
warrant exercises	7,065,101	70,651	230,523	2,305	(72,956)	-	-	-
Common stock issued for conversion
of convertible notes	7,018,372	70,184	-	-	2,456,431	-	-	2,526,615
Derivative impact of warrant exercises	-	-	-	-	8,217,504			8,217,504
Derivative impact of warrant	-	-	-	-	6,353,667	-	-	6,353,667
modifications	-	-	-	-	-	-	-	-
Derivative impact of note
conversions/repayments	-	-	-	-	5,100,128	-	-	5,100,128
Common stock issued for salary	35,779	358	-	-	14,310	-	-	14,668
Common stock issued for	30,160	302	-	-	30,160	-	-	30,462
accrued interest	-	-	-	-	-	-	-	-
Warrants modified for cash	-	-	-	-	777,150	-	-	777,150
Common stock and warrants	707,792	7,078	-	-	537,922	-	-	545,000
issued for cash
Warrants issued with convertible debt	-	-	-	-	91,116	-	-	91,116
Common stock and warrants issued
for settlement	136,975	1,370	122,857	1,229	238,230	-	-	240,829
Stock options granted and vested to
employees, directors and advisors	-	-	-	-	5,339,556	-	-	5,339,556
Restricted stock vesting	-	-	-	-	178,436	-	-	178,436
Issued/issuable vested restricted
common stock	357,140	3,571	58,140	581	(4,152)	-	-	-
Common stock reissued	27,250	272	-	-	(272)	-	-	-
Common stock issued to employees,
then cancelled	-	-	(41,859)	(418)	418	-	-	-
Issuance of previously issuable shares	270,000	2,700	(270,000)	(2,700)	-	-	-	-
Preferred stock dividends	-	-	-	-	(105,500)	-	-	(105,500)
Net loss, 2010	-	-	-	-	-	(22,131,707)	(528,277)	(22,659,984)
Balance at December 31, 2010	137,430,786	$1,374,307	1,347,915	$13,480	$96,778,394	$(110,025,222)	$10,078,306	$(1,780,735)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
For the Years Ended December 31, 2011, 2010 and 2009

	Ecosphere Technologies, Inc. Stockholders'
					Additional
	Issued Common Stock		Issuable Common Stock		Paid-In	Accumulated	Noncontrolling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2010	137,430,786	$1,374,307	1,347,915	$13,480	$96,778,394	$(110,025,222)	$10,078,306	$(1,780,735)
Common stock issued for settlement
of note payable and accrued interest	333,333	3,333	-	-	156,667	-	-	160,000
Common stock issued for options
and warrants exercised for cash	3,756,205	37,561	-	-	812,260	-	-	849,821
Common stock issued for cashless
option exercises	3,341,970	33,420	-	-	(33,420)	-	-	-
Note discount from warrants	-	-	-	-	415,751	-	-	415,751
Common stock issued/issuable for
restricted stock vesting	-	-	153,225	1,532	188,468	-	-	190,000
Issuance of issuable share, net of
cancellations	1,429,181	14,292	(1,429,181)	(14,292)	-	-	-	-
Stock options granted and vested to
employees, directors and advisors	-	-	-	-	6,478,229	-	-	6,478,229
Restricted stock issued to an
employee and then cancelled	(29,118)	(291)	-	-	291	-	-	-
Derivative impact of warrant	-	-	-	-	110,519	-	-	110,519
exercises
Preferred stock dividends	-	-	-	-	(103,000)	-	-	(103,000)
Net (loss) income, 2011	-	-	-	-	-	(7,551,674)	1,690,075	(5,861,599)
Balance at December 31, 2011	146,262,357	$1,462,622	71,959	$720	$104,804,159	$(117,576,896)	$11,768,381	$458,986

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,654,674)	$(22,237,207)	$(18,425,903)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Preferred stock dividends	103,000	105,500	118,750
Depreciation and amortization	2,174,983	1,957,881	688,177
Amortization of debt issue costs	-	-	276,055
Asset impairment charges	-	116,000	-
Accretion of discount on notes payable	263,767	543,551	2,631,289
Restructuring charges	-	50,000	-
Loss on conversion of debt and accrued interest to common stock	93,762	19,604	716,783
Stock-based compensation expense	6,668,229	5,517,992	4,305,292
Interest expense for warrant derivative liability related to new warrants	-	-	684,381
Interest expense for embedded conversion option derivative liability of
new convertible debt	-	-	983,871
Non-cash expense to modify warrants	-	93,735	-
Stock options issued for services	-	-	7,500
Shares issued for settlement	-	108,979	-
Noncontrolling interest in income (loss) of consolidated subsidiary	1,690,075	(528,277)	(743,417)
(Gain) loss from change in fair value of warrant derivative liability	(152,888)	8,772,446	1,763,730
Loss from change in fair value of embedded conversion option derivative liability	-	4,015,220	1,682,882
Changes in operating assets and liabilities:
Increase in accounts receivable	(169,642)	(1,476)	(578,271)
Decrease in prepaid expenses and other current assets	115,353	159,172	35,296
Increase in inventory	(19,189)	-	-
Increase in deposits	(393)	(12,006)	-
(Decrease) increase in accounts payable	(790,166)	386,653	744,356
Increase (decrease) in accrued liabilities	350,399	374,564	(106,920)
(Decrease) increase in restructuring reserve	(61,935)	(37,537)	198,912
Increase in deferred rent	-	-	3,094
(Decrease) increase in deferred revenue	-	(672,000)	672,000
Net cash provided by (used in) operating activities	2,610,681	(1,267,206)	(4,342,143)
Investing Activities:
Construction in process purchases	-	(2,007,817)	(6,212,776)
Transfers (to) from restricted cash	-	425,000	(425,000)
Purchase of property and equipment	(622,240)	(242,443)	(184,389)
Net cash used in investing activities	(622,240)	(1,825,260)	(6,822,165)
Financing Activities:
Proceeds from noncontrolling interest investment	-	-	11,350,000
Proceeds from issuance of notes payable and warrants	-	400,000	700,000
Proceeds from issuance of notes payable	1,575,000	-	45,500
Proceeds from issuance of notes payable and warrants to related parties	-	-	80,000
Proceeds from issuance of common stock and warrants	-	545,000	-
Proceeds from warrant and option exercises	849,819	1,224,444	466,055
Proceeds from warrants exchanged for cash	-	756,968	-
Proceeds from equipment and vehicle financing	175,744	42,000	41,339
Repayments of notes payable and insurance financing	(151,052)	(717,277)	(800,565)
Repayments of notes payable to related parties	(2,412,783)	-	(51,407)
Repayments of vehicle and equipment financing	(27,963)	(188,440)	-
Principal payments on capital leases	-	(13,080)	(38,890)
Net cash provided by financing activities	8,765	2,049,615	11,792,032
Net increase (decrease) in cash	1,997,206	(1,042,851)	627,724
Cash at beginning of year	46,387	1,089,238	461,514
Cash at end of year	$2,043,593	$46,387	$1,089,238

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
Supplemental Cash Flow Information:	2011	2010	2009

Cash paid for interest	$287,465	$336,120	$364,739
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:
Accrued preferred stock dividends	$103,000	$105,500	$118,250
Warrants issued in connection with financing	$-	$91,116	$-
Warrants issued in exchange for debt	$-	$20,182	$-
Discount related to warrants issued with convertible debt	$415,751	$-	$-
Common stock issued for wages and services	$-	$60,518	$-
Conversion of convertible debentures to common stock	$-	$-	$1,151,879
Conversion of convertible notes to common stock	$-	$1,986,667	$1,455,000
Conversion of related party debt to common stock	$-	$539,948	$1,050,000
Reduction of derivative liability for embedded conversion options from
conversion of convertible notes and debentures	$-	$5,100,128	$1,480,985
Reduction of derivative liability for warrant derivative instruments from
warrant exercises and modifications	$110,521	$14,571,170	$4,947,750
Common stock issued as payment of accrued interest	$-	$10,858	$1,074,884
Common stock issued as settlement of note and accrued interest	$66,328	$-	$-
Common stock issued in payment of services or accounts payable	$-	$25,526	$328,314
Series A Redeemable Convertible Cumulative Preferred Stock converted to
common stock	$-	$25,000	$-
Series B Redeemable Convertible Cumulative Preferred Stock converted to
common stock	$-	$82,500	$172,500
Conversion of accrued interest to long-term notes payable	$49,089	$136,676	$-

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1.       DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

The Company, through its majority-owned subsidiary Ecosphere Energy Services, LLC, ("EES") currently provides energy exploration companies with an onsite, chemical free method to kill bacteria and control microbiologically induced fouling and corrosion that occurs during hydraulic fracturing and flowback operations.  The Company has been a water industry innovator since 1998 when Company founders began developing eco-friendly technologies to solve major water remediation challenges on land and at sea.

Material Contract with Hydrozonix

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (a strategic alliance between the principals of Phillips and Jordan, Inc., a private family trust and Siboney Contracting Company) (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industries.  As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each Ozonix® EF60 unit it ordered.  Additionally, Hydrozonix pays a manufacturing fee and a license fee to EES.  In turn, ETI is the exclusive manufacturer of the Ozonix® EF Series and is paid its costs plus a manufacturing fee from EES.  In May 2011, Hydrozonix approved a change order to increase the flow rate of the units being produced.  The new units are referred to as EF80s as each unit is capable of processing 80 barrels per minute as compared to the 60 barrels per minute processed by the Ozonix® EF60s.  In addition, ETI receives profit distributions from EES relating to its ownership percentage of EES.  ETI, will also receive a percentage of the royalties paid to EES by Hydrozonix.  However, such royalties are not assured.  The EF80 employs the same patented Ozonix® technology as the units that have successfully processed water for on-shore oil and gas exploration companies over the past two years on approximately 475 natural gas wells.  Hydrozonix accepted the first four EF80 units in 2011 and ordered the production of the next two units pursuant to the terms of the Agreement.  During the year ended December 31, 2011 the Company received approximately $11.5 million in revenues associated with the sale of its first four EF80 units (see discussion below).

To secure the Company's obligations under the Agreement, the Company assigned a continuing first priority interest in each unit to be manufactured for Hydrozonix (including its components), as well as a continuing first priority interest in twenty-four EF10 units which are part of the Company's service fleet.  The security interest in the assets terminates once the Company has delivered eight units to Hydrozonix or the sub-license granted to Hydrozonix pursuant to the Agreement ceases to be exclusive.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary EES.  All intercompany account balances and transactions have been eliminated.

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for financial information.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, “Consolidation”, and accordingly the Company presents noncontrolling interests as a component of equity on its consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of construction in progress, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value.  The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments.  Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs.  Past due status is based on how recently payments have been received from customers.  The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry.  No allowance was deemed necessary at December 31, 2011 and 2010.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water treatment units being manufactured and assembled for sale.  These units are built pursuant to individual order specifications.  The Company generally has only raw materials on hand once a unit is completed as it is immediately shipped to the customer.  Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology.  At December 31, 2011, inventory was comprised of raw materials only.  At December 31, 2010 the Company had not yet begun to manufacture units for sale thus had no raw materials classified as inventory.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Construction in Progress

Construction in progress includes the direct cost of parts and components plus direct labor and allocated overhead for the manufacturing of water processing equipment for use by the Company in its water treatment services.  The Company did not have any equipment in progress for use by the Company at December 31, 2011.  At December 31, 2010, the balance of construction in progress relates to the parts, labor and overhead being used to refurbish one water processing unit and an inventory of parts for future manufacturing.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at December 31, 2011 and 2010 have either been acquired from a related Company or assigned to the Company by the Company's founder.  Patents are recorded at the historical cost basis.  The Company recognized amortization expense of $3,981, $3,752 and $3,275 for the years ended December 31, 2011, 2010 and 2009, respectively.

Debt Issue Costs

In connection with certain historical debenture financings, the Company incurred debt acquisition costs in the form of commissions paid to various third parties.  The Company capitalized these costs and amortized them over the life of the debenture, using the effective interest method of amortization.  No such costs were incurred during the years ended December 31, 2011, 2010 and 2009. Amortization expense in 2009 amounted to $276,055 from previously capitalized costs. Accumulated amortization at December 31, 2009 amounted to $791,417 which fully amortized the debt issue cost asset such that no amortization was recorded in 2010.  The Company has no deferred debt issue costs at December 31, 2011 and 2010.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value.  Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment.  The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Deferred Revenue

Deferred Revenue consists of amounts received by the Company prior to the Company performing the services.  In October 2009, the Company received a payment of $960,000 from one customer as prepayment for ten months of water processing services.  The Company recorded the amount in deferred revenue and amortized $96,000 each month to revenue as the water processing services were performed.  As of December 31, 2009, the balance of deferred revenue was $672,000.  The full amount of this deferred revenue was amortized to revenue in 2010.  The Company has no deferred revenue at December 31, 2011 and 2010.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Revenue Recognition

Equipment Sales and Licensing
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

Field Services
Revenue from water treatment contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided.  Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Some projects the Company undertakes are based upon our providing water processing services for fixed periods of time.  Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

Royalties
Revenue from technology license royalties is recorded as the royalties are earned.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2011, the Company has no product warranty accrual given its lack of historical warranty experience.

Research and Development

In accordance with ASC Topic 730-10, “Research and Development - Overall” expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $247,107, $163,328 and $97,389 for the years ended December 31, 2011, 2010 and 2009, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $20,571, $21,943 and $10,537 for the years ended December 31, 2011, 2010 and 2009, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Equity-based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s stock options and warrants have characteristics different from those of its traded stock, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such stock options.  The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price.  Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms.  Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees and as such are valued using the BSM option pricing model.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25 Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions.  ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2011, tax years 2009, 2010 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Net Loss Per Share

Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding during each year. Diluted net loss per share is computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted loss per share are excluded from the calculation.

New Standards

In May 2011, FASB issued ASU No. 2011-04, Fair Value Measurement (ASC Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs. This update provides amendments to ASC Topic 820 so that fair value has the same meaning in U.S. GAAP and in IFRSs and that their respective fair value measurement and disclosure requirements are the same. The adoption of this update did not have a material effect on the financial position, results of operations or cash flows of the Company.

3.	ACCOUNTS RECEIVABLE

As of December 31, 2011, accounts receivable in the amount of $873,117 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for ancillary revenue related to equipment sales.

As of December 31, 2010, accounts receivable in the amount of $703,475 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for a pilot project.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2011	2010
Prepaid insurance	$34,516	$42,101
Vendor advances	26,600	-
Legal retainer	10,000	-
Other	10,734	4,050
Total prepaid expenses and other current assets	$81,850	$46,151

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2011	2010
Machinery and equipment	5	$11,090,513	$10,631,374
Furniture and fixtures	5 to 7	330,238	317,076
Automobiles and trucks	3 to 5	224,644	220,395
Leasehold improvements	5	415,281	334,365
Office equipment	5	493,907	468,573
		12,554,583	11,971,783
Less total accumulated depreciation		(6,413,064)	(4,242,062)
Property and equipment, net		$6,141,519	$7,729,721

The Company entered into a capital lease during the year ended December 31, 2007 for a copier. The depreciation expense related to this asset amount to $21,404, respectively, for each of the years ended December 31, 2011 and 2010.

The Company granted a continuing first priority interest in certain equipment with a net book value of $3.4 million to Hydrozonix pursuant to the Agreement.  See discussion in Note 1.  This first priority interest will continue until the eighth unit is delivered under the Hydrozonix Agreement.

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $2,171,002, $1,954,129 and $684,902, respectively.  During the year ended December 31, 2010, the Company recorded an impairment loss for the remaining $116,000 depreciable amount of the Company’s mobile water filtration unit used to create drinking water from contaminated water sources.

6.	ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31,
	2011	2010
Accrued payroll and related benefits	$598,223	$358,874
Accrued interest	251,825	221,655
Litigation accruals	267,501	257,500
Accrued professional fees	15,955	-
Other accrued liabilities	30,000	79,843
Total accrued liabilities	$1,163,504	$917,872

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7.       NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 8), consists of the following at December 31, 2011 and 2010:

	2011	2010
Convertible notes payable, net of discounts of $313,262 and $111,278 at
December 31, 2011(a) and December 31, 2010(b), respectively	$1,736,738	$313,722
Notes payable (c)	-	50,000
Equipment financing (d)	163,225	-
Vehicle financing (e)	54,122	69,566
Total debt	1,954,085	433,288
Less amounts payable within one year	(419,860)	(119,566)
Long term debt	$1,534,225	$313,722

(a) During 2011, the Company received $1,075,000 in exchange for convertible notes with a total principal balance of $1,075,000, along with five-year warrants to purchase 767,857 shares each at an exercise price of $0.70 per share.  The notes have a conversion rate of $0.70 per share and bear interest at 10% payable at the earlier of maturity or conversion.  The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%.  The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes.  Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the date of issue, there was no intrinsic value recorded for the embedded conversion feature.  As of December 31, 2011, the unamortized amount of the discount was $157,005.

During 2011 the Company also received $500,000 in exchange for a convertible original issue discount note in the amount of $550,000 along with five year warrants to purchase 392,857 shares of the Company’s common stock each at an exercise price of $0.70 per share.  The note has a conversion rate of $0.70 per share.  The warrants were valued using the BSM option pricing model with an expected term of 5 years, a volatility of 105.08% and a discount rate of 1.97%.  The relative fair value of these warrants, $145,492, plus the original issue discount of $50,000 was recorded as debt discount and is being amortized to interest expense over the term of the note.  As of December 31, 2011, the unamortized amount of the discounts was $101,819.  Because the conversion rate of the note exceeded the trading price of the Company’s common stock at the date of issue, there was no intrinsic value recorded for the embedded conversion feature.

(b) At December 31, 2010, balance is comprised of (i) convertible notes in the principal amount of $150,000 bearing annual interest at 10%, a two year term due December 2012, convertible at $0.70 per share and a lender fee of five-year warrants to purchase 107,143 shares of common stock each at an exercise price of $0.70 per share in exchange for $150,000.  The Company recorded a discount related of the warrants of $32,128 based upon the relative fair value of the warrants calculated using the BSM method using a volatility of 108.52%, an expected term of five years, a discount rate of 1.74% and the market price of the Company’s common stock of $0.51 per share.  No discount was recorded for the beneficial conversion feature because it had no intrinsic value.  As of December 31, 2011 and 2010, the unamortized amount of the discounts was $14,892 and $30,790, respectively, and (ii) convertible original issue discount note in the principal amount of $275,000 with a two year term due December 2012, convertible at $0.70 per share and a lender fee of five year warrants to purchase 196,429 shares of common stock each at an exercise price of $0.70 per share in exchange for $250,000. The Company recorded an original issue discount of $25,000 and a discount related to the warrants of $58,988 based upon the relative fair value of the warrants calculated using the BSM method using a volatility of 109.1%, an expected term of five years, a discount rate of 1.51% and the market price of the Company’s common stock of $0.51 per share.  No discount was recorded for the beneficial conversion feature because it had no intrinsic value.  As of December 31, 2011 and 2010, the unamortized amount of the discount was $39,546 and $80,488, respectively.

(c) Unsecured note payable of $50,000 at December 31, 2010 interest at 8%, due 12 months from the September 2006 issue date.  In January 2011, the Company issued 333,333 shares of common stock in connection with the conversion of this note.

(d) Secured equipment notes payable in monthly installments of $3,406 over 60 months accruing interest at 6.75%.

(e) Secured vehicle notes payable in monthly installments totaling $1,685 over 60 months accruing interest at 9.0%.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

A summary of convertible notes payable and the related discounts as of December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
Principal amount of convertible notes payable	$2,050,000	$425,000
Unamortized discount	(313,262)	(111,278)
Convertible notes payable, net of discount	1,736,738	313,722
Less: current portion	(370,561)	-
Convertible notes payable, net of discount, less current portion	$1,366,177	$313,722

Aggregate annual maturities of third party long-term debt are as follows at December 31, 2011:

Fiscal Year	Amount

2012	$474,299
2013	1,673,968
2014	51,274
2015	44,491
2016	23,315
Total debt- face value	2,267,347
Less: unamortized discount	(313,262)
Net debt	$1,954,085

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

8.      RELATED PARTY DEBT

Long-term related party debt consists of the following at December 31, 2011 and December 31, 2010:

	2011	2010

Unsecured note payable to former Director (a)	$272,399	$291,311
Secured line of credit agreement (b)	40,512	385,294
Related party notes payable (c)	96,164	2,096,164
Total related party debt	409,075	2,772,769
Less current portion	(204,776)	(2,636,093)
Non current portion of related party notes payable	$204,299	$136,676

(a) Unsecured notes payable to former Director, interest at 7% at December 31, 2010. As of December 31, 2008, the principal balance of the note was $335,714.  During 2009, the Company made one payment of $50,000 consisting of principal in the amount of $24,843 and interest of $25,157.  In December 2009, the holder agreed to receive quarterly payments of $25,000, of which one was made in 2010 consisting of principal of $19,560 and interest of $5,440.  In May 2011, the Company renegotiated the note payable to remove the interest component and extend the maturity date of the prior note, resulting in a new note agreement.  Under the new agreement, the Company made an initial payment of $17,025 and is required to make quarterly payments of $17,025 until the amount due, $340,400 (consisting of original principal of $291,311 plus accrued interest of $49,089), is paid in full.  The renegotiation of the note was accounted for as a debt restructuring in accordance with ASC Topic 470-60-15.  The carrying amount of the note was not affected as it did not exceed the total future cash payments.

(b) Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix® unit. As a loan fee to the lender in May 2008, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock each at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  Principal and interest were due under this agreement on May 21, 2009.  In May 2009, the term of the note was extended to December 31, 2009.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In November 2009, the note was converted into a one year installment note bearing of 9.056% with monthly payments of principal and interest of $100,546.  In December 2010, EES entered into a Second Amended as Restated Secured Note with the creditor with the principal amount of $524,773. In connection with the new agreement, EES paid the creditor $251,026 in principal and $47,128 in accrued interest, and pledged 50% of the future cash receipts from one customer to repay the remaining amount due.  In addition, the creditor deferred the payment of default interest in the amount of $40,512 until December 2012.  The final payment of principal and interest, other than the default interest, on this note was made in February 2011.

(c) Secured $2 million, note payable bearing interest of 15% and secured by the second AORO unit and the Ecos-Brine® Ozonix® units.  Amounts under this agreement were due in November and December 2009. As a loan fee to the lender in November 2008, the Company issued warrants to purchase 666,667 shares of the Company’s common stock each at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and amortized the discount over the term of the note.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In connection with the investment in July 2009, the annual interest rate was reduced to 12% and the due date of the note was extended to December 2011.  In connection with the new agreement on the note above, the holder deferred the payment of default interest on this note in the amount of $96,164 until December 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Aggregate annual maturities of related party long-term debt are as follows at December 31, 2011:

Fiscal Year	Amount

2012	$204,776
2013	68,100
2014	68,100
2015	68,099
Total	$409,075

9.	RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs.  The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

The fair market value of the future lease payments was calculated based upon the amount of future rents due as of September 30, 2009 of approximately $710,000 spread over 44 payments less estimated sublease income of $10,000 per month, and discounted conservatively at 3.5%, the current prime lending rate resulting in a charge to restructuring of $246,920 in accordance with ASC 420-10-15, Exit or Disposal Cost Obligations.

In accordance with the Company’s exit strategy adopted in June 2009, the Company granted a severance package to its Executive Vice President of Business Development.  The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term.  In addition, two prior grants of options each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested.  The fair value of the new options was calculated with the BSM option pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in Table 2 of Note 10.  The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060.  In addition, the remaining employees were entitled to receive one month’s salary in the aggregate amount of $17,860 and were granted a total of 125,000 shares of immediately vested restricted stock with a value of $51,250, based upon the fair market value of the stock on the date of grant, $0.41.

As of December 31, 2009, the restructuring reserve liability of $123,436 consists of the total restructuring cost of $548,090, less the fair value of the options and restricted stock grants of $283,310 and less the amount of the security deposit held by the landlord, $41,656, less the amount of rents paid since the office closed, $74,340, less the realtor commission paid for the sublease, $60,468, plus the amount of deferred rent previously recorded by the Company, $7,220 and the security deposit received in connection with the sublease, $27,900.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $10,000 (along with nominal annual increases) through April 2013, which are being offset against the reserve.

During the year ended December 31, 2010, the Company recorded an additional restructuring charge for future rental payment due in the amount of $50,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The following table summarizes the activity in the restructuring reserve during the three years year ended December 31, 2011:

Restructuring Reserve:
	2011	2010	2009
Balance, beginning of year	$181,119	$123,436	$-
Initial and additional accrual	-	50,000	548,090
Severance paid	-	-	(283,310)
Rental payments	(181,091)	(176,683)	(74,340)
Sublease commission paid	-	-	(60,468)
Sublease deposit	-	-	27,900
Offset against security deposit	-	-	(41,656)
Reversal of deferred rent	-	-	7,220
Sublease payments received	119,156	139,146	-
Reclassification from payables	-	45,220	-
Balance, end of year	$119,184	$181,119	$123,436

10.    DERIVATIVE FINANCIAL INSTRUMENTS

In January 2009, the Company adopted the provisions of FASB ASC Topic 815-40.  Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are subject to derivative accounting treatment under ASC 815-10   Derivatives and Hedging.  Warrants and embedded conversion features of convertible notes, that contain repricing features are recorded as a liability which is revalued at fair value each reporting date.  Further, under derivative accounting, the warrants are valued at their fair value, rather than their relative fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as a change in fair value on the issuance date.  Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.  The fair value of the embedded conversion feature is added to the loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts.  If the amount of the fair value of the embedded conversion feature applied to the discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as a change in fair value on the issuance date.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The Company recorded a cumulative effect of a change in accounting principle as of January 1, 2009 in the amount of the estimated fair value of such warrants and embedded conversion options and has recorded subsequent changes in fair value in results of operations.  The Company calculated the estimated fair values of the liabilities for warrant derivative instruments and embedded conversion option derivative instruments with the BSM option pricing model using the share prices of the Company’s stock on the dates of valuation and using the following ranges for volatility, expected term and the risk free interest rate at each respective valuation date, no dividend has been assumed for any of the periods:

Table 1	BSM Inputs for the Three Months Ended March 31, 2009
Warrants
	Issuance of Warrants	As of December 31, 2008	As of March 31, 2009
Volatility	92.54% - 140.96%	135.81%	133.81%
Expected Term	3 - 5 years	2.37 - 4.5 years	2.13 - 4.3 years
Risk Free Interest Rate	1.15% - 4.21%	0.75% - 1.40%	0.85% - 1.47%

Embedded Conversion Options
	Issuance of Convertible Note	As of December 31, 2008	As of March 31, 2009
Volatility	94.9% - 140.96%	135.81%	133.81%
Expected Term	1 - 2.19 years	.21 - .96 years	.001 - .71 years
Risk Free Interest Rate	0.45% - 4.15%	0.10% - 0.37%	0.01% - 0.47%

Table 2	BSM Inputs for the Three Months Ended June 30, 2009
Warrants
	Issuance of New Warrants	As of June 30, 2009
Volatility	132.91% - 133.73%	132.91%
Expected Term	5 years	1.88 - 5 years
Risk Free Interest Rate	1.65% - 2.70%	1.11% - 2.54%

Embedded Conversion Options
	Notes Converted During the Three Months Ended June 30, 2009	Issuance of New Convertible Notes	As of June 30, 2009
Volatility	132.91% - 146.31%	132.91% - 133.63%	132.91%
Expected Term	.001 - 0.67 years	1 year	.16 - 1.0 years
Risk Free Interest Rate	0.0013% - 0.60%	0.49% - 0.51%	0.09% - 0.51%

Table 3	BSM Inputs for the Three Months Ended September 30, 2009
Warrants
	Issuance of New Warrants	As of September 30, 2009
Volatility	133.05%	125.17%
Expected Term	5 years	3.25 - 4.78 years
Risk Free Interest Rate	2.22% - 2.33%	1.56% - 2.27%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Embedded Conversion Options
	Notes Converted During the Three Months Ended September 30, 2009	Issuance of New Convertible Notes	As of September 30, 2009
Volatility	132.67% - 133.05%	125.7% - 133.05%	125.17%
Expected Term	0.14 - 0.29 years	1 year	0.001 - .78 years
Risk Free Interest Rate	0.07% - 0.16%	0.40% - 0.47%	0.001% - 0.31%

Table 4	BSM Inputs for the Three Months Ended December 31, 2009
Warrants
	Warrants Exercised During the Year Ended December 31, 2009	Issuance of New Warrants	As of December 31, 2009
Volatility	105.08 - 116.29%	116.29% - 133.73%	103.40%
Expected Term	2.08 - 2.15 years	5 years	1.95 - 4.71 years
Risk Free Interest Rate	0.78% - 0.95%	1.65% - 2.70%	0.51% - 2.45%

Embedded Conversion Options
	Notes Converted During the Year Ended December 31, 2009	Issuance of New Convertible Notes	As of December 31, 2009
Volatility	115% - 146.31%	116.40%	103.40%
Expected Term	0.001 - 0.67 years	1 year	0.001 - .82 years
Risk Free Interest Rate	0.0013% - 0.60%	0.41%	0.001% - 2.53%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at March 31, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company reduced the fair value of liability for warrant derivative instruments by approximately $2.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

The Company calculated the fair values of the liabilities for embedded conversion option derivative instruments at March 31, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.16 and the ranges for volatility, expected term and risk free interest indicated in Table 1 above. Based upon the estimated fair value, the Company reduced the fair value of liability for warrant derivative instruments by approximately $3.7 million and recorded other income for the same amount for the three months ended March 31, 2009.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at June 30, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.49 and the ranges for volatility, expected term and risk free interest indicated in Table 2 above. Based upon the estimated fair value, the Company increased the fair value of liability for warrant derivative instruments by approximately $6.0 million which was recorded as other expense for the three months ended June 30, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at June 30, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.49 and the ranges for volatility, expected term and risk free interest indicated in Table 2 above.  Based upon the estimated fair value, the Company increased the fair value of the liability for embedded conversion option derivative instruments by approximately $6.2 million which was recorded as other expense for the three months ended June 30, 2009.

In addition, the Company recorded interest expense of $932,924 and debt discount of $188,504 related to the fair value of the liability for embedded conversion option derivative instruments contained in new convertible original issue discount notes with a face amount of $361,111 issued during the three months ended June 30, 2009.  The notes are convertible at $0.36 per share.  The fair value of the liability for embedded conversion option derivative instruments were calculated using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 2 above.

Further, the Company recorded interest expense of $638,048 and debt discount of $136,496 related to the fair value of 325,000 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of new convertible original issue discount notes, 665,000 five year warrants, with an exercise price of $0.15 per share, granted as inducement to extend the repayment term of certain convertible notes and 1,228,500 five year warrants, with an exercise price of $0.25 per share, granted as inducement to extend certain original issue discount secured convertible notes during the three months ended June 30, 2009.  The warrants were calculated using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 2 above.

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at September 30, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.  Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $1,486,302 which was recorded as other income for the three months ended September 30, 2009.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at September 30, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.43 and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.  Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by $687,265 which was recorded as other income for the three months ended September 30, 2009.

In addition, the Company recorded interest expense of $50,937 and debt discount of $169,616 related to the fair value of the liability for embedded conversion option derivative instruments contained in new convertible original issue discount notes with a face amount of $393,273 issued during the three months ended September 30, 2009.  The notes are convertible at $0.36 per share.  The fair value of the liability for embedded conversion option derivative instruments were calculated using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.

Further, the Company recorded debt discount of $141,105 related to the fair value of 353,945 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of new convertible original issue discount notes and 22,500 five year warrants, with an exercise price of $0.25 per share, granted as inducement to extend the repayment term of certain convertible notes the during the three months ended September 30, 2009.  The warrants were calculated using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 3 above.

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

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.47 and the ranges for volatility, expected term and risk free interest indicated in Table 4 above. Based upon the estimated fair value, the Company decreased the fair value of liability for warrant derivative instruments by $41,129 which was recorded as other income for the three months ended December 31, 2009.

The Company calculated the estimated fair values of the liabilities for embedded conversion option derivative instruments at December 31, 2009 with the BSM option pricing model using the closing price of the Company’s common stock, $0.47 and the ranges for volatility, expected term and risk free interest indicated in Table 4 above. Based upon the estimated fair value, the Company decreased the fair value of liability for embedded conversion option derivative instruments by $77,851 which was recorded as other income for the three months ended December 31, 2009.

In addition, the Company recorded debt discount of $73,588 related to the fair value of the liability for embedded conversion option derivative instruments contained in a new convertible original issue discount note with a face amount of $125,000 issued during the three months ended December 31, 2009.  The note is convertible at $0.36 per share. The fair value of the liability for embedded conversion option derivative instrument was calculated using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 4 above.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Further, the Company recorded debt discount of $36,536 related to the fair value of 112,500 five year warrants, with an exercise price of $0.25 per share, granted in connection with the issuance of the new convertible original issue discount note.  The warrants were valued using the BSM option pricing model, the price of the Company’s stock on the dates of issuance of the notes, and the ranges for volatility, expected term and risk free interest indicated in Table 4 above.

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

2010

In April 2010, the Company offered holders of warrant derivative instruments the right to extend the expiration date of the warrants for an additional year in exchange for the removal of the repricing feature in the warrant agreement.  Holders of 6,517,186 availed themselves of this opportunity which resulted in a charge to interest expense of $93,735 representing the increase in the fair value of the warrants resulting from the one year extension of the expiration date.  In addition, holders of warrants to purchase 7,096,188 shares of common stock exercised their cashless exercise rights and were issued 6,008,344 shares of common stock.  In addition, holders of warrants to purchase an additional 1,591,029 shares of common stock exercised their warrants for cash.  As a result, the number of warrant derivative instruments has been reduced from 16,911,486 at December 1, 2009 to 1,707,083 at December 31, 2010.

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2010 with the BSM option pricing model using the closing price of the Company’s common stock of $0.48 and the ranges for volatility, expected term and risk free interest indicated in Table 5 that follows.  As a result, for the year ended December 31, 2010, the Company recognized a change in derivative liability of $8,772,446 in other expense related to the warrant derivative instruments.

All remaining convertible notes with repricing features were converted in July 2010.  Therefore, the fair value of liabilities for embedded conversion option derivative instruments as of December 31, 2010 was $0.  The Company recorded a change in the fair value of the liabilities for embedded conversion option derivative instruments for the year ended December 31, 2010 of $4,015,220 which was included in other expense.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Table 5	BSM Inputs
Warrants
	Warrants Exercised During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.96% - 110.94%	108.19%
Expected Term	1.00 - 4.52 years	0.94 - 3.28
Risk Free Interest Rate	0.35% - 2.24%	0.28% - 1.18%

Embedded Conversion Options
	Notes Converted During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.5% - 110.94%	N/A
Expected Term	0.001 - 0.6 years	N/A
Risk Free Interest Rate	0.001% - 0.23%	N/A

2011

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2011 with the BSM option pricing model using the closing price of the Company’s common stock of $0.44 and the ranges for volatility, expected term and risk free interest indicated in Table 6 that follows.  As a result, for the year ended December 31, 2011, the Company recognized a gain from the a change in derivative liability of $152,888 in other income related to the warrant derivative instruments.

Table 6	BSM Inputs
Warrants
	Warrants Exercised During the Year Ended December 31, 2011	As of December 31, 2011
Volatility	62.11% - 74.24%	63.85%
Expected Term	0.08 - 2.0 years	1.22 - 2.27
Risk Free Interest Rate	0.01% - 0.43%	0.17% - 0.28%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11.    FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments.  The fair value liabilities for price adjustable warrants have been recorded as determined utilizing BSM option pricing model.  See Note 10.  The following tables summarizes our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$347,235	$-	$-	$347,235

	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$610,642	$-	$-	$610,642

Following is a roll forward through December 31, 2011 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

		Fair Value of
		Liability for
	Fair Value of	Embedded
	Liability for	Conversion
	Warrant	Option
	Derivative	Derivative
	Instruments	Instruments
Balance at January 1, 2009	$5,093,141	$5,125,017
Fair value of new warrants and embedded conversion options	952,165	1,415,578
Fair value of warrants exercised or embedded conversion options converted	(1,493,415)	(7,138,569)
Change in fair value included in other (income) loss	1,763,740	1,682,882
Balance at December 31, 2009	6,315,631	1,084,908
Fair value of warrants exercised or embedded conversion options converted	(14,571,170)	(5,100,128)
Impact on fair value of warrant modifications	93,735	-
Change in fair value included in other (income) loss	8,772,446	4,015,220
Balance at December 31, 2010	610,642	$-
Fair value of warrants exercised	(110,519)
Change in fair value included in other (income) loss	(152,888)
Balance at December 31, 2011	$347,235

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12.	REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2011 and 2010 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends.  A change of control event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 24,000 common shares.  Accrued dividends totaled $1,008,494 and $985,994 on December 31, 2011 and 2010 respectively.  During the year ended December 31, 2010, one holder converted one share of Series A preferred stock into 24,000 shares of common stock.

Series B

At December 31, 2011 and 2010 there were 322 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $2,500 per share plus accrued dividends.  A change of control event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $2,017,301 and $1,936,801 on December 31, 2011 and 2010, respectively.  During the year ended December 31, 2010, five holders converted a total of 33 shares of Series B preferred stock into 27,555 shares of common stock.

In February 2009, the Board approved a correction to the Preferred Stock designations to adjust the conversion rate of Series A and B for any stock splits or other recapitalizations.  The Board also ratified the past actions whereby management issued common stock upon conversion of Series A Preferred shares at a 24,000 to 1 ratio.

13.	COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2011.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2011, 2010 and 2009, respectively, included the following:

Shares Issued for Cash

2011

3,756,205 shares of common stock were issued for $849,821 in cash through the exercise of warrants and options with exercise prices between $0.15 and $0.28 per share.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Shares Issued in Cashless Option Exercise

2011

The Company issued 1,176,471 shares of common stock in connection with the cashless exercise of options to purchase 2,000,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.68 per share.  The options were collateral for a loan from a third party to the Company’s Chief Technology Officer and were exercised by the lender to secure repayment of the loan.  Of the shares issued, 800,000 shares were issued to the lender and 376,471 shares were issued to the Company’s Chief Technology Officer.

The Company issued 42,666 shares of common stock in connection with the cashless exercise of options to purchase 80,000 shares of the Company’s common stock exercisable at $0.28 per share and based upon the market value of the Company’s common stock of $0.60 per share.

The Company issued 2,122,833 shares of common stock in connection with the cashless exercise of options to purchase 3,997,000 shares of the Company’s common stock exercisable at $0.30 and $0.15 per share and based upon the market value of the Company’s common stock of $0.54 per share.

Shares Issued as Compensation

2009

The Company issued 207,456 shares of common stock out of a total grant of 260,000 in 2008.  The shares were issued upon vesting in 2009, as compensation to the Company’s then Chief Executive Officer, Chief Operating Officer and then Senior Vice President of Engineering.  The Company recognized the compensation expense related to these shares over the vesting period, in the amount of $96,200 based upon the quoted trading price of the shares on the date of the grant, $0.37.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

Shares Issued in Conversion of Debt and Other Liabilities

2011

The Company issued 333,333 shares of common stock in connection with the conversion of a note payable and accrued interest in the amount of $66,238. The trading value of the stock on the conversion date was $0.48 and the Company recorded a loss on conversion of $93,762 related to this transaction.

2010

7,018,372 shares of common stock were issued to lenders upon conversion of secured original issue discount notes in the amount of $2,526,615 at a conversion rate of $0.36 per share.

122,857 shares of common stock and five year warrants to purchase 61,429 share of common stock at an exercise price of $0.70 per share were issued in satisfaction of a liability to a vendor in the amount of $86,000.  The shares were valued at $58,971 based upon the quoted price for the Company’s common stock of $0.48 on the date of the agreement.  The warrants were valued at $21,809 with the BSM option pricing model using a volatility of 107.92%, an estimated term of five years, a discount rate of 2.02% and the market value the common stock, $0.48.  As a result the Company recorded a gain on conversion of $5,021 which is included in gain (loss) on conversion in the accompanying consolidated statement of operations.

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

14.    RESTRICTED STOCK

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $190,000, $178,436 and $884,417 for the years ended December 31, 2011, 2010 and 2009, respectively.  The following table summarizes non-vested restricted stock and the related activity for the years ended December 31, 2011, 2010 and 2009:

	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2008	742,506	$0.40
Granted	656,559	$0.44
Vested	(851,506)	$0.40
Non-vested at December 31, 2009	547,559	$0.45
Granted	153,225	$1.24
Vested	(431,280)	$0.46
Non-vested at December 31, 2010	269,504	$0.89
Granted	259,258	$0.54
Vested	(211,365)	$1.13
Non-vested at December 31, 2011	317,397	$0.52

Total unrecognized share-based compensation expense from non-vested restricted stock at December 31, 2011 was $95,000 which is expected to be recognized over a weighted average 0.63 years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

15.	NET LOSS PER SHARE

The Company’s outstanding options and warrants to acquire common stock, and shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock and convertible debt (all aggregating 77,531,933, 76,396,341 and 89,006,430 shares of common stock at December 31, 2011, 2010 and 2009, respectively, are not included in the computation of net loss per common share because the effects of inclusion would be anti-dilutive.  These common stock equivalents may dilute future earnings per share.

16.	STOCK OPTIONS AND WARRANTS

The fair value of each option during the periods presented is estimated on the date of grant using the BSM option pricing model.  We used the following assumptions for options granted in the following periods:

For the Year Ended December 31,
	2011	2010	2009

Expected volatility	69.2% - 112.58%	104.7% - 107.92%	104.6% - 137.1%
Expected lives	3 - 5 years	2.5 - 5 years	2.5 - 5 years
Risk-free interest rate	0.39% - 2.06%	0.89% - 2.95%	1.22% - 2.95%
Expected dividend yield	None	None	None

Stock-based compensation expense (excluding $190,000 in charges related to restricted stock) for the years ended December 31, 2011, 2010 and 2009 was $6,478,229, $5,339,556 and $3,590,459, respectively.  As of December 31, 2011, there was $1,390,730 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans.  This unrecognized compensation cost is expected to be recognized over the next 2.75 years.

EMPLOYEE FIXED STOCK OPTION PLANS:

2000 Long Term Incentive Program

On August 18, 2000, the Company adopted a Long Term Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights ("SARs") to key employees.  Options granted may be either Incentive Stock Options (“ISOs”), pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards.  The stock options are exercisable for a period no longer than ten years after the date they are granted.  Pursuant to the terms of the Plan, no new awards may be granted under the Plan after September 1, 2002.  As of December 31, 2011 no options were outstanding under the Plan.  Options to purchase 40,000 shares of common stock at $0.28 per share were exercised during 2011.  No further grants will be made and the plan has expired.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2003 Equity Incentive Plan

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and stock appreciation rights (SARs) to key employees. Options granted may be either ISOs, pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013.  As of December 31, 2011 options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

2003 Stock Option Plan for Outside Directors and Advisory Board Members

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors and Advisory Board Members, which provided for the granting of 2,000,000 stock options, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. At December 31, 2011 options to purchase 800,000 shares of common stock at exercise prices ranging from $1.10 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

2006 Equity Incentive Plan

In May 2006, the Board approved the 2006 Equity Incentive Plan (the “2006 Plan”), and as part of that approval, agreed to not issue any awards under the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors and Advisory Board Members.

This plan, as amended, provides for the Company to issue up to 30,000,000 stock options, stock appreciation rights, restricted stock or restricted stock units to our directors, employees and consultants.

Under the 2006 Plan, all of our Directors who are not employees or 10% shareholders and all Director Advisors automatically receive a grant of restricted stock and options with the number of shares and options based upon market price at the time of grant.

		Restricted
	Options (1)	Stock (1)(2)(3)
Qualifying Event
Initial appointment as Chairman of the Board	$75,000	$75,000
Initial election or appointment of non-employee Director	$40,000	$40,000
Initial appointment as an Advisory Board member	$15,000	$10,000
Annual grant to Chairman of the Board	$40,000	$40,000
Annual grant to non-employee Director	$25,000	$25,000
Annual grant to Advisory Board Member	$10,000	$5,000
Initial appointment and annual grant of and to a non-employee director as Lead Director (4)
or Chairman of a member of the following: Audit Committee, Compensation Committee and
other committees at the discretion of the Compensation Committee	$15,000	$15,000
Initial appointment of an annual grant to a non-employee Director to the following:
Audit Committee, Compensation Committee and other committees at the discretion of the
Compensation Committee	$10,000	$10,000
———————
(1)	In the event that the Company does not have authorized capital, these persons will receive grants of cash settled SARs.
(2)	The Director or Director Advisor may elect options instead of restricted stock in order to defer income taxes.
(3)	The Director or Director Advisor may at their option receive restricted stock units in lieu of restricted stock.
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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

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

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding option under the Plan provide a cashless exercise feature.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion.  The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event.  As of December 31, 2011, options to purchase 7,472,820 shares of common stock at exercise prices ranging from $0.21 to $1.24 per share are outstanding under this plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	11,730,805	$0.58	11,468,735	$0.69	6,741,796	$0.69

Granted	513,891	$0.52	937,842	$0.67	4,726,939	$0.45

Exercised	(584,000)	$0.28	(675,772)	$0.27		$-

Forfeited	(25,000)	$0.47	-	$-		$-

Expired	(3,227,376)	$0.78	-	$-		$-

Outstanding at end of year	8,408,320	$0.55	11,730,805	$0.58	11,468,735	$0.58

Exercisable at end of year	7,919,429	$0.55	11,384,685	$0.57	6,741,796	$0.69

Outstanding
Weighted average remaining contractual term		3.02		2.73		3.93
Aggregate instrinsic value		$81,613		$383,371		$434,178
Weighted average grant date fair value		$0.25		$0.24		$0.27

Exercisable
Weighted average remaining contractual term		2.93		2.69		3.27
Aggregate instrinsic value		$81,613		$383,371		$283,978

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2011

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

In July 2011, the Company granted directors five-year options to purchase 287,037 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan as compensation for their board service for the coming year.

In July 2011, the Company granted advisory board members five-year options to purchase 101,854 shares of the Company’s common stock at an exercise price of $0.54 per share in connection with the 2007 Incentive Compensation Plan as compensation for their advisory board service for the coming year.

In August 2011, the Company granted an employee five-year options to purchase 25,000 shares of common stock at an exercise price of $0.47 per share.  The options were subsequently forfeited due to termination.

In September 2011, the Company granted an employee five-year options to purchase 100,000 shares of common stock at an exercise price of $0.45 per share.  The options vest over a three year period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2010

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

2009

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

In December 2009, the Company granted five year options to purchase 1,500,000, 250,000 and 250,000 shares of common stock to the Company’s then Chief Executive Officer, Chief Financial Officer and Vice President of Operations, respectively, at an exercise price of $0.43 per share, the fair market value on the date of the grant.  The options vested in six months.

In December 2009, the Company granted additional five year options to purchase 1,755,000 share of common stock to non-executive employees of the Company.  The options vested in six months and are exercisable at $0.43 per share.

In accordance with the 2006 Plan, in December 2009, the Company granted five year options to purchase 174,418 shares of common stock to the then newly appointed Chairman of the Board of Directors (the “Chairman”).  The options vest over three years and are exercisable at $0.43 per, the fair market value on the date of the grant.  In addition the newly appointed Chairman was granted 174,418 shares of restricted stock, valued at $75,000 based upon the market value of the stock on the date of the grant.  The restricted shares vest over a three year period, subject to the Chairman continuing to serve as the Company’s Chairman.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	42,719,462	$0.50	33,115,414	$0.45	33,216,667	$0.45

Granted	10,000,000	$0.48	11,170,000	$0.79	6,950,000	$0.48

Exercised	(5,762,572)	$0.23	(1,363,932)	$0.30	(551,253)	$0.15

Forfeited	(750,000)	$0.82	(202,020)	$1.00	(6,500,000)	$0.57

Expired	(50,000)	$-	-	$-	-	$-

Outstanding at end of year	46,156,890	$0.56	42,719,462	$0.50	33,115,414	$0.45

Exercisable at end of year	41,956,894	$0.56	34,086,129	$0.48	23,458,746	$0.44

Outstanding
Weighted average remaining contractual term		2.79		3.23		3.65
Aggregate instrinsic value		$1,497,900		$3,122,540		$3,210,732
Weighted average grant date fair value		$0.33		$0.30		$0.32

Exercisable
Weighted average remaining contractual term		2.71		2.88		3.57
Aggregate instrinsic value		$1,341,900		$3,115,873		$1,726,315

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2011

On January 2, 2011, the Company granted its Chief Technology Officer five-year options to purchase 9,000,000 shares of common stock at an exercise price of $0.48 per share.  The options vested one-third upon the signing of the Hydrozonix Agreement, with the remainder vesting in equal installments on each June 30th and December 31st until either the Company has delivered 16 Ecos-Frac® units to Hydrozonix or on the second anniversary of the Agreement.

On January 18, 2011, coinciding with his appointment as Chief Executive Officer, the Company issued five-year options to purchase 1,000,000 shares of the Company’s common stock with an exercise price of $0.48 per share.  The options vested 500,000 immediately, and the remainder vested in equal installments on June 30, 2011 and December 31, 2011, subject to the continued employment of the CEO on those dates.  In connection with the issuance, the CEO forfeited five-year options to purchase 750,000 shares of common stock at an exercise price of $0.82 which were granted to him upon his appointment as full-time Executive Chairman in August 2010.

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

In December 2011, the Company issued 681,333 shares of common stock in exchange for $102,200 in connection with the exercise of options with an exercise price of $015 per share.

2010

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
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

During the three months ended June 30, 2010, the Company issued 550,000 shares of common stock in exchange for $135,000 in connection with the exercise of options with exercise prices between $0.15 and $0.41 per share.

During the three months ended June 30, 2010, the Company issued 35,776 shares of common stock in exchange for forgiveness of $14,668 of wages payable to an employee in connection with the exercise of options with an exercise price of $0.41 per share.

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

In December 2010, the Company granted five year options to purchase 2,000,000, 950,000, 500,000 and 300,000, respectively, shares of common stock to its then Executive Vice President of Engineering, Chief Operating Officer, Chief Financial Officer and Vice President of Administration.  Of the options granted, 1,000,000, 450,000, 250,000 and 150,000 vested immediately with the remainder vesting on June 30, and December 31, 2011. The options are exercisable at $0.48 per share.

2009

In connection with the closing of the Company’s New York office, the Company granted a severance package to its former Executive Vice President of Business Development.  The severance package granted an additional 500,000 options which vested immediately and are exercisable at $0.41 per share over a five year term.  In addition, two prior grants of options, each for 500,000 shares of common stock, exercisable at $0.85 and $1.10 per share were immediately terminated and an additional prior grant of options to purchase 500,000 shares of common stock, exercisable at $0.42 per share was deemed immediately vested.  The fair value of the new options was calculated with the BSM pricing model using the market value of the stock on the date of grant, $0.41 and the related inputs identified in the table at the beginning of this note.  The total value of the new options, the vesting of the prior options and the termination of the prior options was $232,060 and is included in restructuring charges in the accompanying consolidated statements of operations in the 2009 period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

On July 1, 2009, the Company granted options to purchase 2,500,000 and 1,100,000 shares of the Company’s common stock to its then Chief Executive Officer, and Chief Financial Officer, respectively.  The options vest ratably over three years, are exercisable at $0.47 per share, the fair market value on the date of the grant, and expire in five years.

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

During 2009, in connection with an employment agreement for the then President of EES, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.36 per share, the fair market value on the date of the grant.   The options vested over three years and expire in five years.

During 2009, in connection with a new employment agreement for the Chief Operating Officer of EES, the Company granted options to purchase 600,000 shares of common stock at an exercise price of $0.36 per share, the fair market value on the date of the grant.  The options vested over three years and expire in five years.

During 2009, in connection with an employment agreement for a Regional Field Engineer of EES, the Company granted options to purchase 100,000 shares of common stock at an exercise price of $0.47 per share, the fair market value on the date of the grant. The options vested over three years and expire in five years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,353,714	$0.33	3,803,714	$0.59	3,803,714	$0.59

Granted	700,000	$0.64	-	$-	500,000	$0.44

Exercised	(1,618,000)	$0.28	(193,548)	$1.00	-	$-

Forfeited	-	$-	(806,452)	$1.00	(500,000)	$0.42

Expired	-	$-	(450,000)	$1.04	-	$-

Outstanding at end of year	1,435,714	$0.53	2,353,714	$0.33	3,803,714	$0.59

Exercisable at end of year	1,185,714	$0.51	2,344,784	$0.33	3,532,880	$0.60

Outstanding
Weighted average remaining contractual term		3.12		1.06		1.44
Aggregate instrinsic value		$4,714		$357,743		$334,206
Weighted average grant date fair value		$0.50		N/A		$0.39

Exercisable
Weighted average remaining contractual term		2.92		1.06		1.22
Aggregate instrinsic value		$4,714		$357,386		$325,664

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2011

On January 5, 2011, the Company issued five-year options to purchase 200,000 shares of common stock at an exercise price of $0.61 per share to its legal counsel for past services.  The options vested immediately.

On January 20, 2011, the Company issued five-year options to purchase 500,000 shares of common stock at an exercise price of $0.65 per share to an individual as a finder’s fee related to the Hydrozonix Agreement.  The options vested 50% upon the signing of the definitive agreement with the remainder vesting upon the completion of the eighth EF80 unit, approximately one year.

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

2010

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Warrants

The following table summarizes warrant activity for the years ended December 31, 2011, 2010 and 2009:

	For the Years Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	19,179,489	$0.43	32,588,207	$0.51	39,132,197	$0.51

Granted	1,160,714	$0.70	773,099	$0.84	2,807,445	$0.23

Exercised	(1,868,632)	$0.27	(10,625,324)	$0.25	(4,530,096)	$0.19

Forfeited	-	$-	(2,594,121)	$0.60	(1,927,014)	$0.15

Exchanged, net	-	$-	2,063,000	$0.69	-	$-

Expired	(599,400)	$0.53	(3,025,372)	$1.19	(2,894,325)	$0.86

Outstanding at end of year	17,872,171	$0.46	19,179,489	$0.43	32,588,207	$0.51

Exercisable at end of year	17,872,171	$0.46	19,179,489	$0.43	32,588,207	$0.52

Outstanding and exercisable
Weighted average remaining		1.16		1.70		2.29
contractual term
Aggregate intrinsic value		$2,089,266		$2,894,789		$5,786,842

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2011 is presented below:

Shares

Warrants issued for financing	17,480,742
Warrants issued for services	391,429
Outstanding at December 31, 2011	17,872,171

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Warrant Exercises or Modifications

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

During the three months ended December 31, 2011, the Company issued 309,166 shares of common stock upon the exercise of warrants with exercise prices between $0.15 and $0.25 per share resulting in proceeds to the Company of $73,958.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Warrant Grants in Connection with New Debt or Equity Transactions

In June 2009, the Company issued warrants to purchase 325,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a repricing clause based upon future transactions.  The warrants were issued in connection with new secured original issue discount convertible notes in the aggregate amount of $361,111. The Company determined the fair value of the liability for the warrant derivative instrument, $136,496, with the BSM option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 2 of Note 10.  The amount of the fair value of the derivative liability was recorded as debt discount and will be amortized to interest expense over the life of the debt, one year.

In July 2009, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a repricing clause based upon future transactions.  The warrants were issued in connection with new secured original issue discount convertible notes in the aggregate amount of 278,778. The Company determined the fair value of the liability for the warrant derivative instrument, $104,000, with the BSM option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 10.  The amount of the fair value of the derivative liability was recorded as debt discount and will be amortized to interest expense over the life of the debt, one year.

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

During the first quarter of 2011, the Company issued five year warrants to purchase 767,857 shares of common stock with an exercise price of $0.70 per share in connection with the issuance of convertible notes with an aggregate principal value of $1,075,000.  See Note 7.  The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%.  The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes.

In addition, in January 2011, the Company issued five year warrants to purchase 392,857 shares of common stock with an exercise price of $0.70 per share in connection with the issuance of a convertible original issue discount note in the amount of $550,000.  See Note 7.  The warrants were valued using the BSM option pricing model with an expected term of 5 years, a volatility of 105.08% and a discount rate of 1.97%.  The relative fair value of these warrants, $145,492, plus the original issue discount of $50,000 was recorded as debt discount and is being amortized to interest expense over the term of the note.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Warrant Grants in Connection with Extending Existing Debt

In April 2009, the Company issued warrants to purchase 665,000 shares of common stock at an exercise price of $0.15 per share.  The warrants are exercisable over a five year term and contain a repricing clause based upon future transactions.  The warrants were issued as inducement to extend, for six months, the term of secured convertible notes in the aggregate amount of $665,000.  The Company determined the fair value of the liability for the warrant derivative instrument, $90,163, with the BSM option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 2 of Note 10.  The amount of the fair value of the derivative liability was recorded as interest expense, since debt discounts had previously been recorded for the full amount of principal value of the secured convertible notes.

On June 30, 2009, the Company issued warrants to purchase 1,228,500 shares of common stock at an exercise price of $0.25 per share.  The warrants are exercisable over a five year term and contain a repricing clause based upon future transactions.  The warrants were issued as inducement to extend, for six months, the term of secured original issue discount convertible notes in the aggregate amount of $1,365,000.  The Company determined the fair value of the liability for the warrant derivative instrument, $547,885, with the BSM option pricing model using the fair market value of the stock on the date of issuance and the related inputs identified in Table 2 of Note 10.  The amount of the fair value of the derivative liability was recorded as interest expense, since debt discounts had previously been recorded for the full amount of principal value of the secured original issue discount convertible notes, net of OID.

In July 2009, the Company issued warrants to purchase 22,500 shares of common stock at an exercise price of $0.25 per share.  The warrants are exercisable over a five year term and contain a repricing clause based upon future transactions.  The warrants were issued as an inducement for a six month extension of a secured convertible original issue discount note in the amount of $25,000.  The Company determined the fair value of the liability for the warrant derivative instrument, $9,389, with the BSM option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 10.  The amount of the fair value of the derivative liability was recorded as debt discount by EES and will be amortized to interest expense over the one year term of the debt.

In September 2009, the Company issued warrants to purchase 103,945 shares of common stock at an exercise price of $0.25 per share. The warrants are exercisable over a five year term and contain a re-pricing clause based upon future transactions.  The warrants were issued in connection with the one year extension of two previously issued six month secured original issue discount convertible notes with a new aggregate principal amount of 115,495 which are owed to EES. The Company determined the fair value of the liability for the warrant derivative instrument, $37,105, with the BSM option pricing model using the fair market value of the stock on the dates of issuance and the related inputs identified in Table 3 of Note 10.  The amount of the fair value of the derivative liability was recorded as debt discount by EES and will be amortized to interest expense over the one year term of the debt.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

17.	NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

On May 10, 2007 the Company’s Board of Directors adopted a resolution terminating a representation agreement with an affiliate of a Director of the Company ($30,000 per month and commissions) and transferred to the Director, a 10% ownership of Ecosphere Systems, Inc. ("ESI"), which as of the transfer date and as of December 31, 2007, had no revenue and a negative net worth. The Company fully funded the construction of the only asset of ESI, the mobile water filtration unit on a Pierce Manufacturing Co. truck chassis. The minority owner will share in any profits in ESI once they occur. Accordingly, the minority interest was zero at the agreement date. The Company will report on the results of operations once activity occurs in this entity.  ESI is presently inactive.  The truck chassis was returned to Pierce Manufacturing Co. in 2009.

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009 and a net loss of $528,277 for the year ended December 31, 2010, both of which were allocated to the other EES members in accordance with the LLC operating agreement.  For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended.  On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three years ended December 31, 2011, 2010 and 2009:

Noncontrolling Interest in Subsidiary

	2011	2010	2009

Balance, beginning of year	$10,078,306	$10,606,583	$-
Contributions from noncontrolling members	-	-	11,350,000
Noncontrolling interest in income (loss)	1,690,075	(528,277)	(743,417)
Balance, end of year	$11,768,381	$10,078,306	$10,606,583

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

18.	INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At December 31, 2011, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $68,963,596. The NOL expires during the years 2013 to 2031.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.  Realization of any portion of the $31,867,922 of net deferred tax assets at December 31, 2011 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.  The valuation allowance as of December 31, 2010 was $31,075,892.  The increase in the valuation allowance during the year ended December 31, 2011 amounted to $792,030.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2011	2010
Deferred tax assets:
Organizational costs, accrued liabilities and other	$425,984	$346,383
NOL carryforwards	25,951,001	24,718,953
Depreciation	-	29,274
Compensation related to equity instruments issued for services	5,529,917	5,981,282
Valuation allowance	(31,867,922)	(31,075,892)

Net deferred tax assets	$38,980	$-

Total deferred tax liability	(38,980)	-
Total net deferred taxes	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009

Income tax loss at federal statutory rate	(34.00	) %	(34.00	) %	(34.00	) %
State taxes, net of federal benefit	(4.73)		(1.48)		(2.81)
Nondeductible items	25.45		19.64		6.47
Change in valuation allowance	13.28		15.84		30.34
	-%		-%		-%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

19.     COMMITMENTS AND CONTINGENCIES

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

The Company had a long term relationship with Kamimura International Associates ("KIA"), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East.  The relationship resulted in the establishment of UltraStrip Japan, Ltd. , a company whose purpose was to market and deliver ship stripping services in Japan.  The agreement with KIA was never formalized.  In February 2007, KIA filed a lawsuit against the Company.  In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement.  The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail.  In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA.

In March 2011, a court adjudicated against the Company for a number of disputed billings by a former vendor.  As of December 31, 2010 and 2011, the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.  The Company has filed an appeal and continues to try to settle the matter with the claimant.

Leases

The Company makes monthly lease payments of $5,538 under a month to month agreement for the Company’s Stuart, Florida manufacturing location.  In October 2009, the Company re-entered into a five year lease for the Stuart, Florida corporate offices location with a monthly rent of $6,251.  During the years ended December 31, 2011, 2010 and 2009 the Company recognized rent expense amounting to $141,468, $148,248 and $148,248.  In May and June 2010, the Company entered into a lease for two buildings adjacent to the Stuart facility at a monthly rent of $4,980 for the two buildings.  Rent expense for the year ended December 31, 2011 and 2010 amounted to $59,760 and $19,920, respectively.

In August 2008, the Company entered into a lease agreement for the Company’s offices in New York.  The lease agreement expires in May 2013.  In June 2009, the Company decided to close the New York office.  See Note 9.

In November 2009, the Company entered into a three year lease for the EES operations office in Arkansas.  During the years ended December 31, 2011, 2010 and 2009, the Company recognized rent expense of $50,400, $50,400, $12,600, respectively, related to this lease.  The lease expires in October 2012 and provides for monthly rents of $4,200.

Future minimum annual rents due under operating leases are as follows:

Year	Amount

2012	$161,022
2013	78,612
2014	56,259
$295,893

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

20.     CONCENTRATION OF RISK

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

During the year ended December 31, 2010, the Company’s revenues were 15%, 81% and 3% from customers, A, B and C, respectively, and were from two revenue sources, 81% related to the processing of water to be used in the fracturing of natural gas wells and the remaining 19% related to treating flowback water for the oil and gas industry.  As of December 31, 2010, 16% and 79% of account receivable were from customers A and B, respectively.

During the year ended December 31, 2011, the Company’s revenues were 54%, 38% and 7% from customers A, B and C, respectively, in the oil and gas industry, and were from three revenue sources. Of the three revenue sources, 54% related to the sale of Ozonix® equipment and field services offered in the domestic oil and gas industry, 28% related to mobile, Ozonix® water recycling services provided during hydraulic fracturing operations and the remaining 7% related to onsite, Ozonix® water recycling services provided for the treatment of flowback and produced waters.  As of December 31, 2011, 23%, 63% and 13% of accounts receivable were from three customers A, B and C, respectively.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2011. As of December 31, 2011, the Company’s bank balances exceeded FDIC insured amounts by approximately $0.3 million.  There were no balances in excess of FDIC insured levels as of December 31, 2010.

21.	RELATED PARTY TRANSACTIONS

At December 31, 2008, the Company owed a Director, now a former Director $335,714.  In December 2009, and again in May 2011 the terms of the note were renegotiated.  See Note 8 for details.  The outstanding balance due under the note at December 31, 2011 and 2010 was $272,399 and 291,311, respectively.

During the year ended December 31, 2009, our former Chairman and CEO converted secured convertible notes in the amount of $650,000 into common stock.  During the year ended December 31, 2010, the former Chairman and CEO converted an original issue discount convertible note in the amount of $111,111 into common stock.  In addition, the former Chairman and CEO  was issued 1,667,049 shares of common stock in connection with the cashless exercise of 1,935,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $1.17 per share.  See Note 13.

In August 2008, an investor who previously loaned the Company $300,000 in exchange for one year secured convertible notes and 600,000 warrants was appointed as Executive Vice President of Business Development.  Subsequent to his appointment, the investor employee loaned the Company an additional $100,000 in exchange for a one year original issue discount convertible note, in the amount of $111,111, bearing interest of 11.1% and convertible into common stock at the rate of $0.36 per share.  In connection with his appointment, the investor employee was granted options to purchase 1,500,000 shares of the Company’s common stock.  In 2009, our Vice President of Business Development converted $300,000 of convertible notes into common stock prior to his resignation in August 2009.   During the year ended December 31, 2010, the former executive converted an original issue discount convertible note with a principal amount of $111,111 into common stock.  Further, the former executive exercised options to purchase 35,776 shares of common stock with an exercise price of $0.41 per share in exchange for the investor’s remaining unpaid salary.  In addition, the former executive was issued 589,008 shares of common stock in connection with the cashless exercise of 700,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $1.16 per share.  See Note 13.

In 2010, a Director converted a convertible note in the amount of $50,000 and an original issue discount convertible note in the amount of $200,000 into common stock.  In addition, the Director was (i) issued 245,625 shares of common stock in connection with the cashless exercise of 330,000 warrants with exercise prices between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $0.80 per share (ii) was issued 52,105 shares of common stock in connection with the exercise of options with an exercise price of $0.48 per share with the Company receiving proceeds of $25,010.  See Note 13.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

22.     EES TRANSACTION

On July 21, 2009, the Company finalized a series of agreements with Clean Water Partners, LLC (“CWP”), an affiliate of Bledsoe Capital Group, LLC ("Bledsoe”).  Under the agreements CWP became a 33% owner of EES, in exchange for up to $10 million as described below.  As the owner of the remaining 67% of EES, the Company controlled a majority of the Board of Directors of EES and controls and manages its daily operations.  A supermajority vote is required for major matters including the sale of EES.  The transaction is summarized on a consolidated basis as follows:

Cash contribution from CWP	$2,500,000
Forgiveness of loan advances from Bledsoe	1,000,000
Future priority distribution to the Company of EES profits	2,500,000
Other possible future priority distributions to the Company	4,000,000

Total transaction amount	$10,000,000

The Company contributed to EES the assets and liabilities of EES Inc., which included $3.1 million of debt due to Bledsoe.  CWP contributed $2.5 million in cash plus $1.0 million in loan advances due from the Company. In exchange for payment of $1.5 million and forgiveness of the $1.0 million of loan advances, the Company granted EES an exclusive master license of Ecosphere’s patented Ozonix® technologies for global energy fields-of-use. EES is currently serving the domestic onshore oil and gas industry with Ecosphere’s patented Ozonix® technologies and Ecos-Frac® suite of products.  In addition, the Company will receive a priority distribution of the first $2.5 million of CWP’s share of EES profits.  An additional $4.0 million is due to the Company upon achievement of a significant event relating to EES, such as the sale of EES.

Finally, amended option agreements entered into on April 14, 2009, which had no accounting effect, and all previous option agreements between the Company, EES Inc. and Bledsoe through which Bledsoe had the right to acquire a 50% interest in the Ozonix® technology for the energy business have been terminated.

On November 9, 2009, EES received $7.5 million from an investor in exchange for a 19% equity interest in EES.  In addition, in October 2009, EES received $350,000 from the then Chairman of EES in exchange for a promissory note convertible into a 1% equity interest in EES.  On November 9, 2009, the then Chairman converted his note into a 1% equity interest in EES.  EES paid a finder’s fee equal to a 1.5% equity interest in EES to the Chairman of EES.  Following the transaction, the Company owns 52.6% of EES and continues to be the managing member of EES.

For the year ended December 31, 2009 and 2010, the Company allocated 100% of the net loss of EES, $743,417 and $528,277, respectively, to the noncontrolling interests of EES as stipulated in the LLC operating agreement.  For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended.  On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

23.	QUARTERLY DATA (UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
In thousands, except per share data
Revenues	$2,228	$2,101	$2,368	$2,138	$8,207	$2,189	$8,285	$2,536
Gross profit	1,606	1,354	1,565	1,346	2,910	1,186	4,162	1,684
Gain (loss) on change in fair value of
derivative instruments	(199)	(21,045)	175	7,010	29	1,204	148	43
Net income (loss) applicable to
common stock before non controlling
interest	(3,772)	(23,023)	(1,575)	4,804	(269)	(631)	(349)	(3,915)
Net income (loss) applicable to
Ecosphere Technologies, Inc.
common stock	(3,800)	(23,132)	(1,861)	4,721	(1,309)	(496)	(685)	(3,330)
Net income (loss) per common share
applicable to common stock
Basic	(0.03)	(0.19)	(0.01)	0.04	(0.01)	-	-	(0.02)
Diluted	(0.03)	(0.19)	(0.01)	0.03	(0.01)	-	-	(0.01)

24.	SUBSEQUENT EVENTS

Stock Issuances

In January 2012, the Company issued 300,000 shares of common stock in exchange for cash of $45,000 upon the exercise of options with an exercise price of $0.15 per share.

In January 2012, the Company issued 224,286 shares of common stock in connection with the cashless exercise of 550,000 options to purchase the Company’s common stock exercisable at $0.36 per share and based upon the market value of the Company’s common stock within the range of $0.63 to $0.60 per share.

In February 2012, the Company issued 630,332 shares of common stock in exchange for cash of $102,050 upon the exercise of options with exercise prices between $0.15 and $0.30 per share.

In March 2012, the Company issued 130,000 shares of common stock upon the exercise of warrants with exercise prices between $0.15 and $0.20 per share resulting in proceeds to the Company of $22,750.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

Stock Option Grants

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share.  The fair value of these options amounted to $224,816, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

On February 21, 2012, the Company granted 2,560,000 unvested five-year stock options exercisable at $0.64 per share to a director of the Company's 52.6% owned subsidiary, EES.  The director is not a director or officer or affiliated with Ecosphere.  The options were granted as part of a finder's fee agreement relating to a potential future transaction not in the ordinary course of business.  We have no agreement with any other party relating to this future transaction and unless it is consummated, the options will never vest.  The potential future transaction will be subject to future approval of the Company's Board of Directors.  The future transaction would only occur if significant shareholder value were delivered by the transaction.

EES Member Distribution

Pursuant to an EES Board of Members resolution in February 2012, a cash distribution of $1.9 million will be made in accordance with  membership interests in EES.

Note Conversion

In March 2012, the holder of a $275,000 principal balance convertible note converted the note into common stock at a conversion rate of $0.70 per share receiving 392,857 shares of the Company's common stock.

Appointment to the Board of Directors

On March 7, 2012, Jimmac Lofton was appointed to the Company's Board of Directors effective upon filing the Form 10-K for the year ended December 31, 2011.