Form 10-Q
period 2012-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2012-05-10
CIK 1071760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-Q
____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class	Outstanding at May 7, 2012
Common Stock, $0.01 par value per share	149,162,218 shares

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$2,516,327	$2,043,593
Accounts receivable	1,861,620	873,117
Inventory	401,839	408,747
Prepaid expenses and other current assets	245,286	81,850
Total current assets	5,025,072	3,407,307
Property and equipment, net	5,605,029	6,141,519
Patents, net	41,168	42,164
Deposits	21,865	22,598
Total assets	$10,693,134	$9,613,588

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)

Current liabilities
Accounts payable	$1,358,516	$1,180,723
Accrued liabilities	1,068,543	1,163,504
Convertible notes payable, net of discounts	1,563,520	370,561
Financing obligations and other notes payable	271,223	49,299
Related party notes payable	136,676	204,776
Warrant derivatives fair value	488,307	347,235
Total current liabilities	4,886,785	3,316,098
Convertible notes payable, net of discounts	-	1,366,177
Related party notes payable	-	204,299
Financing obligations and other notes payable	343,068	168,048
Restructuring reserve	106,659	119,184
Total liabilities	5,336,512	5,173,806

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2012 and
December 31, 2011; $25,000 per share redemption amount plus accrued dividends	1,164,119	1,158,494
Series B - 484 shares authorized; 322 shares issued and outstanding at March 31, 2012 and
December 31, 2011; $2,500 per share redemption amount plus accrued dividends	2,842,427	2,822,302
Total redeemable convertible cumulative preferred stock	4,006,546	3,980,796

Commitments and contingencies (Note 15)

Equity (deficit)
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 147,949,356 and 146,262,357
shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,479,492	1,462,622
Common stock issuable, $0.01 par value; 307,148 and 71,959 issuable at March 31, 2012 and
December 31, 2011, respectively	3,072	720
Additional paid-in capital	105,837,797	104,804,159
Accumulated deficit	(117,186,360)	(117,576,896)
Total Ecosphere Technologies, Inc. stockholders' deficit	(9,865,999)	(11,309,395)
Noncontrolling interest in consolidated subsidiary	11,216,075	11,768,381
Total equity	1,350,076	458,986
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$10,693,134	$9,613,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Equipment sales and licensing	$5,648,093	$-
Field services	2,712,702	2,227,641
Total revenues	8,360,795	2,227,641

Cost of revenues
Equipment sales and licensing	4,107,662	-
Field services	801,717	621,699
Total cost of revenues	4,909,379	621,699

Gross profit	3,451,416	1,605,942

Operating expenses
Selling, general and administrative	2,412,756	4,936,150
Total operating expenses	2,412,756	4,936,150

Income (loss) from operations	1,038,660	(3,330,208)

Other income (expense)
Interest expense	(97,481)	(122,412)
Loss on conversion, net	-	(94,662)
Loss from change in fair value of derivative instruments	(198,162)	(198,761)
Other, net	3,764	143
Total other expense	(291,879)	(415,692)

Net income (loss)	746,781	(3,745,900)

Preferred stock dividends	(25,750)	(25,750)

Net income (loss) applicable to common stock before allocation
to noncontrolling interest	721,031	(3,771,650)

Less: net (income) loss applicable to noncontrolling
interest in consolidated subsidiary	(356,245)	(28,012)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$364,786	$(3,799,662)

Net income (loss) per common share applicable to common stock
Basic and diluted	$0.00	$(0.03)

Weighted average number of common shares outstanding
Basic	147,413,701	141,672,563
Diluted	161,627,002	141,672,563

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$364,786	$(3,799,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred stock dividends	25,750	25,750
Depreciation and amortization	551,600	528,045
Accretion of discount on notes payable	69,234	46,182
Loss on conversion of debt and accrued interest to common stock	-	93,762
Stock-based compensation expense	441,867	2,452,222
Stock options issued for services	-	97,450
Noncontrolling interest in income of consolidated subsidiary	356,245	28,012
Loss from change in fair value of warrant derivative liability	198,162	198,761
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(988,501)	13,584
Decrease (increase) in prepaid expenses and other current assets	8,492	(41,347)
Decrease in inventory	6,908	-
Decrease (increase) in deposits	733	(5,440)
Increase in restricted cash	-	(2,140,000)
Increase (decrease) in accounts payable	177,793	(740,119)
Decrease in accrued liabilities	(94,961)	(97,932)
Decrease in restructuring reserve	(12,525)	(23,185)
Increase in customer deposits	-	2,140,000
Net cash provided by (used in) operating activities	1,105,583	(1,223,917)
Investing Activities:
Construction in process purchases	-	(131,828)
Purchase of property and equipment	(14,115)	(90,687)
Net cash used in investing activities	(14,115)	(222,515)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	-	1,575,000
Proceeds from warrant and option exercises	229,800	571,664
Proceeds from warrant modifications	107,400	-
Distributions from subsidiary to noncontrolling members	(908,551)	-
Repayments of notes payable and insurance financing	(35,862)	(33,054)
Repayments of notes payable to related parties	-	(344,782)
Repayments of vehicle and equipment financing	(11,521)	(3,565)
Net cash (used in) provided by financing activities	(618,734)	1,765,263
Net increase in cash	472,734	318,831
Cash at beginning of year	2,043,593	46,387
Cash at end of period	$2,516,327	$365,218

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,122	$84,924
Income taxes	$-	$-

Non-cash investing and financing activities:

Preferred stock dividends	$25,750	$25,750
Conversion of convertible notes to common stock	$275,000	$-
Discount related to warrants issued with convertible debt	$-	$415,751
Cashless exercise of options and warrants	$3,690	$-
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$57,090	$-
Insurance premium finance contract recorded as prepaid asset	$171,929	$151,052
Common stock issued as settlement of note and accrued interest	$-	$66,328

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

1.       DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”), is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix™ advanced oxidation technologies and its mobile, low maintenance water treatment systems.  Ecosphere's patented Ozonix™ technology is a high volume, advanced oxidation process designed to recycle water while reducing liquid chemicals used during water treatment applications.

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

Material Contract with Hydrozonix

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (a strategic alliance between the principals of Phillips and Jordan, Inc., a private family trust and Siboney Contracting Company) (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industry.  As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each Ozonix™ EF80 unit it ordered.  Additionally, Hydrozonix pays a manufacturing fee and a sub-licensing fee to EES.  In turn, ETI is the exclusive manufacturer of the Ozonix™ Ecos-Frac® Series and is paid its costs plus a manufacturing fee from EES.  In addition, ETI receives profit distributions from EES relating to its ownership percentage of EES.  ETI, will also receive a percentage of the royalties paid to EES by Hydrozonix.  However, such royalties are not assured.  The Ozonix™ EF80 employs the same patented Ozonix™ technology as the units that have successfully processed water for onshore oil and gas exploration companies over the past three years on approximately 500 oil and natural gas wells.  The Ozonix™ EF80 units are capable of processing 80 barrels of water per minute or approximately 3,360 gallons per minute.  Hydrozonix accepted the first four Ozonix™ EF80 units in 2011, and two additional units in the first quarter of 2012.  Concurrent with the acceptance of the two units in 2012, the Company received an order for production of the next two units pursuant to the terms of the Agreement.

To secure the Company's obligations under the Agreement, the Company assigned a continuing first priority interest in each unit to be manufactured for Hydrozonix (including its components), as well as a continuing first priority interest in twenty-four Ozonix™ EF10 units which are part of the Company's service fleet.  The security interest in the assets terminates once the Company has delivered eight units to Hydrozonix or the sub-license granted to Hydrozonix pursuant to the Agreement ceases to be exclusive.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary EES.  All intercompany account balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information.  The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown.  The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.  The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)
2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value.  The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments.  Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs.  Past due status is based on how recently payments have been received from customers.  The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry.  No allowance was deemed necessary at March 31, 2012 and December 31, 2011.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water treatment units being manufactured and assembled for sale.  These units are built pursuant to individual order specifications.  The Company generally has only raw materials on hand once a unit is completed as it is immediately shipped to the customer.  Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology.  At December 31, 2011, inventory was comprised of raw materials only.  At March 31, 2012, inventory was primarily composed of raw materials, with a de minimus amount of work-in-process.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

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
MARCH 31, 2012
(UNAUDITED)

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

Revenue Recognition

Equipment Sales and Licensing
In accordance with ASC Topic 605-10, Revenue Recognition – Overall, revenue from the sale of equipment and sub-license fee revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

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

Royalties
Revenue from technology license royalties will be recorded as the royalties are earned.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At March 31, 2012 and December 31, 2011, the Company has no product warranty accrual given its lack of historical warranty experience.

Research and Development

In accordance with ASC Topic 730-10, Research and Development - Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized no research and development costs for the three months ended March 31, 2012.

Equity-based Compensation

Compensation expense for all stock-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Compensation – Stock Compensation (“ASC Topic 718”).  The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Vesting terms vary based on the individual grant terms.

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price.  Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms.  Warrants granted to non-employees are accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions.  ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2012, tax years 2009, 2010 and 2011 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

New Standards

No ASUs have been issued impacting the Company.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

3.      PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2012:

	Estimated Useful
	Lives in Years	2012
Machinery and equipment	5	$11,090,545
Furniture and fixtures	5 to 7	330,238
Automobiles and trucks	3 to 5	224,644
Leasehold improvements	5	415,281
Office equipment	5	508,021
		12,568,729
Less total accumulated depreciation		(6,963,700)
Property and equipment, net		$5,605,029

In the three months ended March 31, 2012, additions to property and equipment were de minimus.  Depreciation expense amounted to $0.6 million for the three month period ended March 31, 2012.

The Company granted a continuing first priority interest in certain equipment with a net book value of $3.1 million to Hydrozonix pursuant to the Agreement.  See discussion in Note 1.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)
4.      NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 5), consists of the following at March 31, 2012:

Convertible notes payable, net of discounts of $211,480 (a)	$1,563,520
Note payable (b)	255,374
Equipment financing (c)	155,570
Insurance premium financing contract (d)	153,091
Vehicle financing (e)	50,256
Total debt	2,177,811
Less amounts payable within one year	(1,834,743)
Long term debt	$343,068

(a) Two-year term convertible notes issued in 2010 and 2011 with an aggregate principal balance of $1,775,000 at March 31, 2012.  The notes have a conversion rate of $0.70 per share and bear interest at 10% payable at the earlier of maturity or conversion.  The notes were issued along with a total of 1,464,286 five-year warrants to purchase common shares at an exercise price of $0.70 per share.  The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.51% to 2.06%.  The relative fair value of these warrants, $506,867, was recorded as a debt discount and is being amortized to interest expense over the term of the notes.  Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the dates of issue, there was no intrinsic value recorded for the embedded conversion features.  In addition, two of the convertible notes were issued with original issue discounts totaling $75,000 which was also recorded as debt discount and is being amortized to interest expense over the term of the respective notes.  On March 2, 2012, the holder of a $275,000 convertible note elected to convert such note into 392,857 shares of the Company's common stock.  The principal amount of the note net of both warrant and original issue discounts on the date of conversion amounted to $242,453.  The remaining unamortized discounts were expensed on the conversion date.  The notes mature on dates ranging from November 2012 through March 2013.

(b) Non-interest bearing unsecured note payable to former director reclassified from related party debt on January 1, 2012 due to lack of on-going affiliation with the lender.

(c) Secured equipment notes payable in monthly installments of $3,406 over 60 months accruing interest at 6.75%.

(d) Financing for insurance premiums payable in nine monthly installments of $19,439 accruing interest at 4.25%.  The final payment is due in October 2012.

(e) Secured vehicle notes payable in monthly installments totaling $1,685 over 60 months accruing interest at 9.0%.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

A summary of convertible notes payable and the related discounts as of March 31, 2012 is as follows:

Principal amount of convertible notes payable	$1,775,000
Unamortized discount	(211,480)
Convertible notes payable, net of discount	1,563,520
Less: current portion	(1,563,520)
Convertible notes payable, net of discount, less current portion	$-

5.      RELATED PARTY NOTES PAYABLE

Long-term related party debt consists of the following at March 31, 2012:

Default interest on secured line of credit agreement (a)	$40,512
Default interest on related party notes payable (b)	96,164
Total debt	136,676
Less current portion	(136,676)
Non-current portion of related party notes payable	$-

(a) In December 2010, creditor deferred default interest due December 2012.  The final payment of principal and interest, other than the default interest, on this note was made in February 2011.

(b) In December 2010, creditor deferred default interest on historical underlying note payable (principal amount repaid in December 2011) due December 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

6.      RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs.  The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.  The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $11,300 through April 2013.  As of March 31, 2012, the restructuring reserve liability consists of the present value of the future minimum rental payments due, net of the sublease income payments to be received.

The following table summarizes the activity in the restructuring reserve for the three months ended March 31, 2012:

Restructuring Reserve:	March 31,
2012
Balance, beginning of year	$119,184
Rental payments	(46,431)
Sublease payments received	33,906
Balance, end of period	$106,659

7.      DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC Topic 815-40”) under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment.  As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date.  Further, under derivative accounting, the warrants are recorded at their fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date.  The Company has approximately 1.1 million warrants with repricing options outstanding at March 31, 2012.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model.  Closing prices of the Company’s common stock, at March 31, 2012 was $0.61.  Volatility, expected term and risk free interest rates used are indicated in the table that follows.  The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	March 31, 2012

Volatility	58.27%
Expected term in years	0.97 to 2.02
Risk free interest rate	0.18% to 0.33%

During the three month periods ended March 31, 2012, based upon the estimated fair value, the Company increased its liability for warrant derivative instruments by $198,162 which was recorded as "Loss from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

8.      FAIR VALUE MEASUREMENTS

The Company measures and reports at fair value the liability for warrant derivative instruments.  The fair value liabilities for price adjustable warrants have been recorded as determined utilizing BSM option pricing model.  The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Fair value of liability for warrant derivative instruments	$488,307	$-	$-	$488,307

The following is a roll-forward for the three months ended March 31, 2012 of the fair value liability of warrant derivative instruments:

Fair Value of
Liability For
Warrant
Derivative
Instruments
Balance at beginning of year	$347,235
Fair value of warrants exercised	(57,090)
Change in fair value included in statement of operations	198,162
Balance at end of period	$488,307

The Company had no non-financial assets or liabilities measured at fair value at March 31, 2012.

9.      REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2012, there were 6 shares of Series A Redeemable Convertible Cumulative Preferred Stock (“Series A Preferred Shares”) outstanding.  The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control ("CoC") event at $25,000 per share plus accrued dividends.  A CoC event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 24,000 common shares.  Accrued dividends totaled $1,014,119 at March 31, 2012.  There was no Series A Preferred Shares activity during the three months ended March 31, 2012.  Annual dividends accrue at a rate of $3,750 per share.

Series B

At March 31, 2012, there were 322 shares of Series B Redeemable Convertible Cumulative Preferred Stock (“Series B Preferred Shares”) outstanding.  The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or at the option of the holder upon a CoC event at $2,500 per share plus accrued dividends.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $2,037,426 at March 31, 2012.  There was no Series B Preferred Shares activity during the three months ended March 31, 2012.  Annual dividends accrue at a rate of $250 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)
10.      COMMON STOCK

Shares issued during the three months ended March 31, 2012 are summarized below.

Shares outstanding and issuable at December 31, 2011	146,334,316
Conversion of convertible note payable (a)	392,857
Exercise of warrants and options (b)	1,160,332
Cashless exercises of warrants and options (c)	368,999
Total common shares outstanding and issuable at March 31, 2012	148,256,504

(a)	issued to settle a convertible note (net of original issue and warrant discounts) amounting to $242,453. The $275,000 face value note was convertible at $0.70 per share.
(b)	issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.60 per share resulting in proceeds to the Company of $229,800.
(c)
issued upon the cashless exercises of 4,259,000 options and warrants with exercise prices between $0.36 and $0.60 per share based upon market prices of the Company’s common stock ranging from $0.60 to $0.63 per share.

11.      RESTRICTED STOCK

The Company recognized share-based compensation expense of $21,250, for the three months ended March 31, 2012, related to restricted stock grants issued per the terms of the 2006 Equity Incentive Plan (the "Plan").  The following table summarizes non-vested restricted stock and the related activity for the three months ended March 31, 2012:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2012	317,397	$0.52
Cancellations	(148,148)	$0.54
Unvested at March 31, 2012	169,249	$0.50

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2012 was $33,750 which is expected to be recognized over the next 0.75 years.

In accordance with the Plan, in 2011 the Company granted the directors 259,258 restricted shares of the Company’s common stock that are scheduled to vest on June 30, 2012.  The fair value on the grant date was $0.54 per share or $140,000, which is being recognized over a one year vesting period.  Due to cancellations, 111,110 restricted shares remain unvested, pursuant to the 2011 grant, with $15,000 in expense to be recognized through June 30, 2012.  A similar grant will be made to directors and advisors on July 1, 2012 in accordance with the Plan.  The 58,139 remaining unvested shares will vest in the third quarter of 2012 with $18,750 in expense to be recognized through such date.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

12.      NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and shares of common stock which may be issued upon conversion of convertible notes and convertible original issue discount notes total 75,395,173 as of March 31, 2012.  These common stock equivalents may dilute future earnings per share.

For the three months ended March 31, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period.  Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding.  Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share, for the three months ended March 31, 2012 were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$364,786	$364,786
Preferrend stock dividends	-	25,750
	$364,786	$390,536

Denominator
Weighted average common shares outstanding	147,413,701	147,413,701
Restricted stock	-	335,529
Preferred stock	-	412,870
Warrants and options	-	13,464,902
	147,413,701	161,627,002

Net income per share	$0.00	$0.00

There were 25,663,372 out-of-the-money stock options and warrants and 2,535,714 shares upon conversion of convertible debt excluded from the computation of diluted earnings per share for the three months ended March 31, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

13.      STOCK OPTIONS AND WARRANTS

The fair value of each option is estimated on the date of grant using the BSM option-pricing model.  The Company used the following assumptions for options issued during the three months ended March 31, 2012:

2012
Risk-free interest rate	0.60% to 0.87%
Expected option life in years	4.0
Expected stock price volatility	63.85% to 64.15%
Expected dividend yield	None

Stock-based compensation expense related to options for the three months ended March 31, 2012 was $0.4 million.  At March 31, 2012, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $1.2 million.  This unrecognized compensation cost is expected to be recognized over the next 36 months.

Activity in the Company’s options for the three month period ended March 31, 2012 is discussed below.

Option Grants

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share.  The fair value of these options amounted to $225,302, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In March 2012, upon the effective appointment date of our new board member, the Company granted five year options to purchase 123,076 shares of common stock at an exercise price of $0.65 per share.  The fair value of these options amounted to $39,027, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In February 2012, the Company granted 2,560,000 unvested five-year stock options exercisable at $0.64 per share to a director of the Company's 52.6% owned subsidiary, EES.  The director is not a director or officer or affiliated with Ecosphere.  The options were granted as part of a finder's fee agreement relating to a potential future transaction not in the ordinary course of business.  We have no agreement with any other party relating to this future transaction and unless it is consummated, the options will never vest.  The potential future transaction will be subject to future approval of the Company's Board of Directors.  The future transaction would only occur if significant shareholder value were delivered by the transaction.  Given the absence of a measurement date, no fair value has been established for these option grants.

Option and Warrant Exercises

Cash Exercises

During the first quarter of 2012, the Company issued 1,160,332 shares of common stock in exchange for cash of $229,800 upon the exercise of options and warrants with an exercise prices ranging from $0.15 to $0.60 per share.

Cashless Exercises

During the first quarter of 2012, the Company issued 300,675 shares of common stock in connection with the cashless exercise of 1,000,000 options to purchase the Company’s common stock exercisable at $0.36 to $0.60 per share and based upon the market value of the Company’s common stock ranging from $0.60 to $0.65 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Warrant Extensions or Cashless Exercises for Warrants Expiring on March 31, 2012

In March of 2012, the Company provided an option to extend the expiration date of certain warrants for a period of one year, or surrender the warrants in a cashless exercise.  The arrangement called for holders of warrants at exercise prices of $0.60 and $0.75 to extend such warrants for one year at a cost of $0.20 and $0.14, respectively.  Holders of 320,000 and 310,000 $0.60 warrants and $0.75 warrants, respectively opted to extend their expiration date for one year at an aggregate cost of $107,400.  Given the stock closing price at quarter-end of $0.61, the remainder of the $0.60 warrants were converted in cashless exercises, resulting in the issuance of 68,324 shares of common stock, while the $0.75 warrants expired.

14.      RELATED PARTY TRANSACTIONS

See Note 5 for discussion of related party notes payable.

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share.  910,000 of these grants were made to related parties.  See Note 13.

In March 2012, upon the effective appointment date of our new board member, the Company granted five year options to purchase 123,076 shares of common stock at an exercise prices of $0.65 per share.  See Note 13.

15.      COMMITMENTS AND CONTINGENCIES

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

The Company had a long term relationship with Kamimura International Associates (“KIA”), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East.  The relationship resulted in the establishment of UltraStrip Japan, Ltd. (“USJ”), a company whose purpose was to market and deliver ship stripping services in Japan.  The agreement with KIA was never formalized.  In February 2007, KIA filed a lawsuit against the Company.  In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement.  The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail.  In 2008, the Company filed a counterclaim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  Depositions were taken in the Spring and Summer of 2011.  Since those depositions there have been no further actions taken by either party and the matter remains in dispute.  The Company has expensed and accrued an amount it reasonably estimates may be required to resolve any outstanding issues between the Company and KIA and management does not expect this matter to have any future impact on the liquidity or results of operations of the Company.

In March 2011, a court adjudicated against the Company for a number of disputed billings by a former vendor.  As of December 31, 2010 and 2011, the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.  The Company filed an appeal which was rejected by the appeal court.  The Company continues to attempt to settle this matter, but believes that the amount accrued represents a reasonable estimate as to the ultimate amount to be paid.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

Warranties on Ozonix™ EF80 Units

Each Ozonix™ EF80 unit carries a 24 month warranty with the individual component vendors passing through their individual warranties to the client.  Ecosphere warranties construction and build quality for the aforementioned period and all repairs would be carried out by the manufacturing team including the fabrication of any pipes and fittings as necessary.  No warranty liability is accrued at March 31, 2012 or December 31, 2011 given the Company's lack of historical experience resulting in its inability to estimate such future costs.

16.      NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES in exchange for a 67% ownership interest in EES.  In November 2009 EES received $7.9 million in exchange for a 21.5% interest in EES.  After the November transaction, the Company owned 52.6% of EES.  EES is a limited liability company operating under a Limited Liability Company Agreement, as amended ("LLC Operating Agreement") which among other things specifies profit and loss allocations and distribution allocations.

For the years ended December 31, 2009 and 2010, the Company allocated 100% of the net loss of EES, $743,417 and $528,277, respectively, to the noncontrolling interests of EES as stipulated in the LLC operating agreement.  For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended.  On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011.  During the three months ended March 31, 2012, the Company allocated $356,245 of EES net income to its noncontrolling members.

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

Pursuant to an EES Board of Members resolution in February 2012, a cash distribution of $1.9 million was made in accordance with membership interests in EES.  Of this amount, $0.9 million was paid to members comprising the noncontrolling interest and $1.0 million was due to the Company and, accordingly, was eliminated in consolidation.  The cash distribution was paid in full out of retained earnings of the subsidiary during March of 2012.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2012:

2012
Balances at beginning of year	$11,768,381
Noncontrolling interest in income	356,245
Distributions to noncontrolling members	(908,551)
Balances at end of period	$11,216,075

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012
(UNAUDITED)

17.      CONCENTRATIONS

Concentration of Accounts Receivable and Revenues

At March 31, 2012 accounts receivable of approximately $1.9 million was comprised of two customers with balances amounting to 45% and 52% of the total receivable balance.  In addition, two customers accounted for 68% and 28% of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and accounts receivable.  The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits.  The Company has not experienced any losses in such accounts through March 31, 2012.  As of March 31, 2012, the Company had approximately $0.2 million of cash balances held in a corporate checking account that were not insured.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable.  The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.  The Company’s customers are in the oil and gas industry.

Major Suppliers

The Company purchases products from a limited number of manufacturers, however, management believes that other suppliers could adapt to provide similar products or components on comparable terms.

18.      SUBSEQUENT EVENTS

Note Conversion

In April 2012, the holder of a $550,000 principal balance convertible note converted the note into common stock at a conversion rate of $0.70 per share receiving 785,714 shares of the Company's common stock.

Warrant Exercise

In May 2012, the Company issued 120,000 shares of its common stock upon the exercise of warrants with exercises prices ranging from $0.15 to $0.20 per share.  The Company received $19,500 in connection with such exercises.

Officer Bonus

On May 7, 2012, the board of directors awarded a $125,000 bonus to its Chairman and Chief Executive Officer of the Company, Mr. Charles Vinick.  The bonus related to Mr. Vinick’s efforts during 2011.  The board recognized the significant change in the Company’s business under Mr. Vinick’s leadership as reflected in 2011 financial performance.  The bonus will be paid over time.  $100,000 of this bonus was accrued as of December 31, 2011 and March 31, 2012, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2011.

Company Overview

Ecosphere Technologies, Inc. is a diversified water engineering, technology licensing and environmental services company that designs, develops and manufactures wastewater treatment solutions for industrial markets.  The Company provides environmental services and technologies for use in large-scale and sustainable applications across industries, nations and ecosystems.  Ecosphere is driving clean water innovation with its patented Ozonix™ advanced oxidation technologies and its mobile, low maintenance water treatment systems.  Ecosphere's patented Ozonix™ technology is a high volume, advanced oxidation process designed to recycle water while reducing liquid chemicals used during water treatment applications.

The Company’s Open Innovation Network is a business model that was created to invent, develop, commercialize and sell green technologies using water treatment as a key component.  Ecosphere manufacturers its Ozonix™ units at its Stuart, Florida facility; all material components are also made in the United States.  The business model is used to:

1. Identify a major environmental water challenge
2. Invent technologies and file new patents
3. Partner with industry leaders
4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders
5. License the patented, commercialized technologies to well capitalized partners
6. Create reoccurring revenues and increase shareholder value

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary.  In 2011, EES made a strategic re-positioning of its business by signing a multi-year licensing agreement with Hydrozonix LLC.  This agreement moved the Company into the final stages of the Open Innovation Network in the Energy field of use by licensing the patented, commercialized technologies to a well capitalized partner in the oil and gas sector.  The agreement contains numerous provisions for creating recurring revenues based on minimum order quantities and ongoing royalties based on the business results of Hydrozonix.  EES will also continue to be engaged in operating high volume mobile water treatment equipment to treat energy exploration related wastewaters.  EES has been successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology.  The industry acceptance of this technology is demonstrated by the multi-year agreements the Company secured with two oil and gas exploration companies and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for U.S. onshore oil and gas exploration and production.  These agreements prove that the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of Ozonix™ technologies and the identification of additional applications where our technologies will allow industrial companies to optimize revenues.  We believe our contracts with energy oil and gas exploration companies and our sublicense agreement with Hydrozonix, LLC demonstrate the substantial value of our intellectual property above and beyond the amounts recorded in our financial statements using the historical cost basis of accounting under GAAP.

Ecosphere’s patented Ozonix™ technology has the ability to clean and recycle water without liquid chemicals in a variety of industries.  While EES has an exclusive license for the global energy market, Ecosphere owns 100% of all non-energy Ozonix™ applications.  These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture.  The Company continues to seek financial partners and licensees to expand its Ozonix™ technology into other industries and applications.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2012 Highlights

●
The Company continues to successfully service the Hydrozonix Agreement as evidenced by the completion of the manufacturing of units 5 and 6 and the acceptance and delivery of such Ozonix™ EF80 units on March 30, 2012.  Following the on-schedule delivery of units 5 and 6, Ecosphere received the purchase order for units 7 and 8 to be delivered in Q2 of 2012.

●
The Company, its majority-owned subsidiary, Ecosphere Energy Services LLC, and its sub-licensee, Hydrozonix LLC (collectively, the "Ecosphere Partners") have signed a Letter of Commitment with the Blackfeet Nation to provide Ecosphere's Ozonix™ water treatment services to oil and gas companies conducting hydraulic fracturing ("fracking" or "fracing") operations on the 3,000 square mile Blackfeet reservation in Montana. The Ecosphere Partners will be the exclusive provider of water treatment services on the Blackfeet reservation.  The Ecosphere-Blackfeet commitment will make available to operators a chemical-free approach for treating and reusing 100% of their flowback and produced waters on the reservation.  Use of Ecosphere's Ozonix™ technology will not only help preserve the Blackfeet Nation's water resources, but will also eliminate the need to truck wastewater to disposal sites off reservation, thereby improving the economics of shale oil and gas exploration on the reservation.  This exclusive services agreement is part of a broad effort by the Blackfeet Nation to sustainably develop their heritage lands, bring jobs to tribal members and improve the economic well being of the tribe.

●
The Company and its majority-owned subsidiary, Ecosphere Energy Services, LLC and WACCAW, LLC, a wholly owned subsidiary of Newfield Exploration Mid-Continent, Inc. signed a two-year contract extension for Ecosphere Energy Services to continue providing recycling services in the Woodford Shale with its patented Ozonix™ technology in September 2011.

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

Revenue Recognition

Equipment Sales and Licensing
In accordance with ASC Topic 605-10, Revenue Recognition – Overall revenue from the sale of equipment and sub-license fee revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

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

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718-20-10, Compensation – Stock Compensation which establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services.  Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service.  We follow the measurement and recognition provisions of ASC 505-50, Equity Based Payments to Non-Employees for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions which are contained in Note 13 to our unaudited condensed consolidated financial statements contained in this report.  The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

Fair Value of Liabilities for Warrant Derivative Instruments

We estimate the fair value of each warrant liability with a repricing feature at the issuance date and at each subsequent reporting date by using the BSM option pricing model based upon certain assumptions which are contained in Note 7 to our unaudited condensed consolidated financial statements contained in this report.  The BSM model requires the input of highly subjective assumptions including the expected stock price volatility.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Three Months ended March 31, 2012 with the Three Months Ended March 31, 2011

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2012	2011	Change
Revenues
Equipment sales and licensing	$5,648,093	$-	$5,648,093
Field services	2,712,702	2,227,641	485,061
Total revenues	8,360,795	2,227,641	6,133,154
Cost of revenues
Equipment sales and licensing	4,107,662	-	4,107,662
Field services	801,717	621,699	180,018
Total cost of revenues	4,909,379	621,699	4,287,680
Gross profit	3,451,416	1,605,942	1,845,474
Operating expenses:
Salaries and employee benefits	1,255,146	3,486,796	(2,231,650)
Administrative and selling	357,218	329,021	28,197
Professional fees	248,792	561,833	(313,041)
Depreciation and amortization	551,600	528,045	23,555
Research and development	-	30,455	(30,455)
Total selling, general and administrative	2,412,756	4,936,150	(2,523,394)
Total operating expenses	2,412,756	4,936,150	(2,523,394)
Income (loss) from operations	1,038,660	(3,330,208)	4,368,868
Other income (expense)
Interest expense	(97,481)	(122,412)	24,931
Gain (loss) on conversion	-	(94,662)	94,662
Other income (expense)	3,764	143	3,621
Change in fair value of derivative instruments	(198,162)	(198,761)	599
Total other income (expense)	(291,879)	(415,692)	123,813
Net income (loss)	746,781	(3,745,900)	4,492,681
Preferred stock dividends	(25,750)	(25,750)	-
Net income (loss) applicable to common stock	721,031	(3,771,650)	4,492,681
Net income applicable to noncontrolling interest of consolidated subsidiary	(356,245)	(28,012)	(328,233)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$364,786	$(3,799,662)	$4,164,448

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The Company reported net income applicable to Ecosphere Technologies, Inc. common stock of $0.4 million during the three months ended March 31, 2012 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $3.8 million for the three months ended March 31, 2011.  The drivers of the $4.2 million year over year favorability are discussed below.

Revenues

Revenues for the three months ended March 31, 2012 increased $6.1 million over the three months ended March 31, 2011.  The principal increase in revenue is driven by the Company selling two Ozonix™ EF80 units under the Hydrozonix Agreement which amounted to $5.6 million.  In the 2011 quarter, the Company had not yet delivered any equipment under the Hydrozonix Agreement.  The remainder of the revenue increase resulted from increased volume of activities surrounding the pretreatment of water to fracture oil and natural gas wells and the processing of frac flowback water.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost of Revenues

Cost of revenues amounted to $4.9 million for the three months ended March 31, 2012 as compared to $0.6 million for the three months ended March 31, 2011.

During the 2012 period, “Cost of revenues” also includes the cost of the manufacture of the Ozonix™ EF80 water treatment units sold to Hydrozonix.  These costs amounted to $4.1 million.  In addition, included in "Cost of revenues" for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of the water treatment and Ecos-Frac® units which were slightly higher due to increased sales volume and repair and maintenance costs in the 2012 period resulting from a major equipment refurbishment effort underway.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 were $2.4 million compared to $4.9 million for the three months ended March 31, 2011.  The $2.5 million decrease in expense is the result of (i) $2.2 million less in salaries and employee benefits primarily driven $2.1 million less non-cash stock-based compensation in the current period, and (ii) $0.3 million less in professional fees resulting increased costs in the comparable 2011 period as a result of the negotiation of the Hydrozonix Agreement and other legal matters in that period.  These increases were partially offset by slightly higher depreciation and administrative and selling expenses associated with the Company growth.

Income (Loss) from Operations

Income from operations for the three months ended March 31, 2012 was $1 million compared to a loss of $3.3 million for the three months ended March 31, 2011.  See discussion above under "Cost of Revenues" and "Operating Expenses" for details.

Interest Expense

Interest expense was largely consistent with the same period in the prior period.  The minor decrease in the 2012 period versus the same period in 2011 is driven by the timing of borrowings and repayments in the respective periods.

Change in Fair Value of Derivative Instruments

The Company estimates the fair value of warrants with repricing features using the BSM option pricing model at the end of each reporting period.  Year over year, the loss associated with this accounting treatment is consistent.  Ecosphere reported a $198,162 non-cash charge from the change in the fair value of outstanding warrants with reset provisions.  As previously reported, if Ecosphere’s stock price is higher at the end of a quarter than the prior quarter end, it is required to take a non-cash charge for the difference in fair value.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Operations:

Net cash provided by operating activities was $1.1 million for the three months ended March 31, 2012, compared to net cash used in operating activities of $1.2 million for the three months ended March 31, 2011.

2012 Period
Cash provided by operating activities in the 2012 period of $1.1 million resulted from net income applicable to Ecosphere Technologies, Inc. common stock of $0.4 million, non-cash charges of $1.6 million, partially offset by a $0.9 million use of cash resulting from working capital changes.

Non-cash charges included (i) depreciation and amortization of $0.6 million, (ii) vesting of options and restricted stock of $0.4 million, (iii) $0.4 million in income allocable to non-controlling interests, (iv) $0.2 million in losses pursuant to the change in fair value of derivative instruments, and (v) $0.1 million in debt accretion.

Changes in working capital amounted to a use of $0.9 million in cash and were largely due to increases in accounts receivable which are driven by increased business activity.  See the unaudited condensed consolidated statements of cash flows for additional details.

2011 Period
Cash used in operating activities in the 2011 period of $1.2 million is the result of the net loss applicable to common stock of $3.8 million and $0.9 million of cash used as a result of changes in working capital accounts being partially offset by $3.5 million in non-cash charges.

Non-cash charges included (i) vesting of options and restricted stock of $2.5 million, (ii) depreciation and amortization of $0.5 million, (iii), a non-cash loss due to the increase in derivative liabilities of $0.2 million, and (iv) $0.4 million in other miscellaneous non-cash charges.

Usage of cash resulting from working capital changes was largely driven by reductions of accounts payable and accrued liabilities.  See the unaudited condensed consolidated statements of cash flows for additional details

Investing:

The Company’s net cash used by investing activities was de minimus during the three months ended March 31, 2012 compared to net cash used in investing activities of $0.2 million for the three months ended March 31, 2011.  Expenditures during the 2011 period were driven by the Company's preparation to service the Hydrozonix Agreement.

Financing:

The Company’s net cash used in financing activities was $0.6 million for the three months ended March 31, 2012 compared to net cash provided by financing activities of $1.8 million for the three months ended March 31, 2011.

2012 Period

The Company's net cash used in financing activities consisted of a $0.9 million cash distribution to the noncontrolling partners of the Company's wholly-owned EES subsidiary.  Partially offsetting the cash distribution was $0.3 million in cash proceeds from option and warrant exercises and warrant modifications.

2011 Period

The Company's net cash provided by financing activities consisted primarily of proceeds from (i) the issuance of convertible debt and warrants of $1.6 million (ii) proceeds from the exercise of warrants and options of $0.6 million, offset by (iii) $0.4 million in debt payments largely related to related party notes of $0.3 million and, to a much lesser extent, repayments of insurance financings.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Liquidity

In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the domestic onshore oil and gas exploration and production industry in exchange for minimum purchase commitments for the Company’s new Ozonix™ EF80 units.  Hydrozonix must purchase at least 8 Ozonix™ EF80 units per year to maintain their exclusive license and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units.  The Company has delivered six Ozonix™ EF80 units pursuant to this arrangement, two per quarter beginning in the third quarter of 2011.

Management believes that the Hydrozonix transaction will provide working capital sufficient to maintain operations for at least the next two years assuming Hydrozonix continues to purchase units in order to maintain its exclusivity.  In addition, while EES has an exclusive license for the global energy market, Ecosphere Technologies Inc. owns 100% of all non-energy related Ozonix™ applications.  These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture.  The Company is seeking financial partners and potential licensees to expand its Ozonix™ technology into other industries and applications.  If we are successful in these efforts, we anticipate that we will have additional liquidity.

Contractual obligations:

From	April 2012	April 2013	April 2014	April 2015	April 2016
To	March 2013	March 2014	March 2015	March 2016	March 2017	Thereafter	Total
Related party debt	$136,676	$-	$-	$-	$-	$-	$136,676
Third party debt	1,681,652	117,770	120,086	93,028	13,793	-	2,026,329
Interest on debt	320,000	-	-	-	-	-	320,000
Operating leases	231,399	14,983	-	-	-	-	246,382
	$2,369,727	$132,753	$120,086	$93,028	$13,793	$-	$2,729,387

There were no material changes to our contractual obligations during the period covered by this report.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 14 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and Development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  No research and development costs were incurred during the three months ended March 31, 2012 and $0.2 million in costs were recognized for the three months ended March 31, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2011.  Any forward-looking statement made by us in this report speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of March 31, 2012 was held in insured depository accounts, of which approximately $0.2 million exceeded insurance limits.

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

ITEM 1A.  RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors  that were disclosed in the Company's Form 10-K for the year ended December 31, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act.”   Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Note holder (1)	01/03/12	392,857	Conversion of a $242,452 note, convertible at $0.70 per share.
Warrant holder (1)	01/24/12	160,000	Cashless exercise of 400,000 warrants exercisable at $0.36 per share, based on market price of $0.60 per share.
Warrant holder (1)	01/25/12	64,286	Cashless exercise of 150,000 warrants exercisable at $0.36 per share, based on market price of $0.63 per share.
Finder (2)(3)	02/21/12	2,560,000 options	Finder's Fee.
Warrant holders (3)	03/01/12	130,000	Exercise of 65,000 warrants at $0.15 per share and 65,000 warrants at $0.20 per share.
Warrant holder (1)	03/21/12	9,524	Cashless exercise of 200,000 warrants exercisable at $0.60 per share, based on market price of $0.63 per share.
Warrant holders (3)	03/26/12	100,000	Exercise of 100,000 warrants at $0.60 per share and 33,000 warrants at $0.15 per share.
Warrant holders (1)	03/31/12	58,800	Cashless exercises of an aggregate of 3,478,500 warrants exercisable at $0.60 per share, based on market price of $0.61 per share.

(1)	The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2)	The options vest only if the Company closes a transaction not in the ordinary course of business with a specified company or its affiliates.
(3)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.  MINE SAFETY DISCLOSURES.

None

ITEM 5.  OTHER INFORMATION.

Officer Bonus

On May 7, 2012, the board of directors awarded a $125,000 bonus to its Chairman and Chief Executive Officer of the Company, Mr. Charles Vinick.  The bonus related to Mr. Vinick’s efforts during 2011.  The board recognized the significant change in the Company’s business under Mr. Vinick’s leadership as reflected in 2011 financial performance.  The bonus will be paid over time.  $100,000 of this bonus was accrued in 2011.

Continuation of Current CFO

As previously disclosed in the Form 10-K for the year ended December 31, 2011, our Chief Financial Officer, Adrian Goldfarb, gave notice of his intent to resign effective upon the filing of the Form 10-Q for the quarter ended March 31, 2012.  Mr Goldfarb has agreed to remain as CFO on an interim part-time basis while the CFO search process continues.  During the search process his current compensation rate will be calculated and billed to the Company on a daily rate.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 6.    EXHIBITS.

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 10, 2012	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

May 10, 2012	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Amendment to the Bylaws adopted October 20, 2011	10-K	3/15/12	3.7
10.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
10.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.