Form 10-Q
period 2012-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2012-08-09
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding at August 6, 2012
Common Stock, $0.01 par value per share	149,552,700 shares

TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

SIGNATURES		29

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$1,977,796	$2,043,593
Restricted cash	403,809	—
Accounts receivable	3,722,882	873,117
Inventory	447,736	408,747
Prepaid expenses and other current assets	188,226	81,850
Total current assets	6,740,449	3,407,307
Property and equipment, net	5,090,183	6,141,519
Patents, net	40,173	42,164
Deposits	22,035	22,598
Total assets	$11,892,840	$9,613,588

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)
Current liabilities
Accounts payable	$1,212,213	$1,180,723
Accrued liabilities	941,911	1,163,504
Billings in excess of costs and estimated earnings on uncompleted contracts	188,679	—
Customer deposit	100,000	—
Convertible notes payable, net of discounts	1,128,700	370,561
Other notes payable	68,100	—
Related party notes payable	136,676	204,776
Warrant derivatives fair value	327,006	347,235
Financing obligations	120,083	49,299
Total current liabilities	4,223,368	3,316,098
Convertible notes payable, net of discounts	—	1,366,177
Related party notes payable	—	204,299
Other notes payable	170,249	—
Financing obligations	125,206	168,048
Restructuring reserve	94,259	119,184
Total liabilities	4,613,082	5,173,806
Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2012 and December 31, 2011; $25,000 per share redemption amount plus accrued dividends	1,169,744	1,158,494
Series B - 484 shares authorized; 321 and 322 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively; $2,500 per share redemption amount plus accrued dividends	2,859,989	2,822,302
Total redeemable convertible cumulative preferred stock	4,029,733	3,980,796
Commitments and contingencies (Note 16)
Equity (deficit)
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 149,092,684 and 146,262,357 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,490,926	1,462,622
Common stock issuable, $0.01 par value; 71,959 issuable at June 30, 2012 and December 31, 2011, respectively	720	720
Additional paid-in capital	106,808,730	104,804,159
Accumulated deficit	(116,654,812)	(117,576,896)
Total Ecosphere Technologies, Inc. stockholders' deficit	(8,354,436)	(11,309,395)
Noncontrolling interest in consolidated subsidiary	11,604,461	11,768,381
Total equity	3,250,025	458,986
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$11,892,840	$9,613,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Equipment sales and licensing	$5,778,614	$—	$11,426,707	$—
Field services	2,846,490	2,367,543	5,559,192	4,595,184
Total revenues	8,625,104	2,367,543	16,985,899	4,595,184

Cost of revenues
Equipment sales and licensing	4,562,761	—	8,670,423	—
Field services	713,865	802,558	1,515,582	1,424,257
Total cost of revenues	5,276,626	802,558	10,186,005	1,424,257

Gross profit	3,348,478	1,564,985	6,799,894	3,170,927

Operating expenses
Selling, general and administrative	2,463,714	3,100,049	4,876,470	8,036,199
Total operating expenses	2,463,714	3,100,049	4,876,470	8,036,199

Income (loss) from operations	884,764	(1,535,064)	1,923,424	(4,865,272)

Other income (expense)
Interest expense	(77,861)	(189,084)	(175,342)	(311,496)
Loss on conversion, net	—	—	—	(94,662)
Gain (loss) from change in fair value of derivative instruments	112,167	174,873	(85,995)	(23,888)
Other, net	864	290	4,628	433
Total other income (expense)	35,170	(13,921)	(256,709)	(429,613)

Net income (loss)	919,934	(1,548,985)	1,666,715	(5,294,885)

Preferred stock dividends	(25,688)	(25,750)	(51,438)	(51,500)

Net income (loss) applicable to common stock before allocation to noncontrolling interest	894,246	(1,574,735)	1,615,277	(5,346,385)

Less: net income applicable to noncontrolling interest in consolidated subsidiary	(388,386)	(285,786)	(744,631)	(313,798)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$505,860	$(1,860,521)	$870,646	$(5,660,183)

Net income (loss) per common share applicable to common stock
Basic	$0.00	$(0.01)	$0.01	$(0.04)
Diluted	$0.00	$(0.01)	$0.01	$(0.04)

Weighted average number of common shares outstanding
Basic	148,851,205	143,472,955	148,132,482	142,577,732
Diluted	158,744,098	143,472,955	160,914,515	142,577,732

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$870,646	$(5,660,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Preferred stock dividends	51,438	51,500
Depreciation and amortization	1,101,170	1,062,142
Accretion of discount on notes payable	115,178	118,607
Loss on conversion of debt and accrued interest to common stock	—	93,762
Stock-based compensation expense	895,672	3,753,097
Stock options issued for services	—	97,450
Noncontrolling interest in income of consolidated subsidiary	744,631	313,798
Loss from change in fair value of warrant derivative liability	85,995	23,888
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,849,765)	(53,553)
Decrease in prepaid expenses and other current assets	46,517	45,840
Increase in inventory	(38,989)	(3,684,795)
Decrease (increase) in deposits	563	(5,440)
Increase in restricted cash	(378,809)	(323,125)
Increase (decrease) in accounts payable	31,493	(591,780)
Decrease in accrued liabilities	(221,593)	(240,083)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	188,679	—
Decrease in restructuring reserve	(24,925)	(35,585)
Increase in customer deposits	100,000	4,300,000
Net cash provided by (used in) operating activities	717,901	(734,460)
Investing Activities:
Purchase of property and equipment	(47,845)	(539,207)
Transfer to restricted cash	(25,000)	—
Net cash used in investing activities	(72,845)	(539,207)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	—	1,575,000
Proceeds from warrant and option exercises	249,299	604,164
Proceeds from warrant modifications	107,400	—
Proceeds from equipment financing	—	189,504
Distributions from EES subsidiary to noncontrolling members	(908,551)	—
Repayments of notes payable and insurance financing	(109,862)	(83,191)
Repayments of notes payable to related parties	—	(611,807)
Repayments of vehicle and equipment financing	(49,139)	(6,937)
Net cash (used in) provided by financing activities	(710,853)	1,666,733
Net (decrease) increase in cash	(65,797)	393,066
Cash at beginning of year	2,043,593	46,387
Cash at end of period	$1,977,796	$439,453

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,717	$124,835
Income taxes	$—	$—

Non-cash investing and financing activities:
Preferred stock dividends	$51,438	$51,500
Conversion of preferred stock to common stock	$2,500	$—
Conversion of convertible notes to common stock	$723,216	$—
Conversion of related party interest to note principal	$—	$49,089
Discount related to warrants issued with convertible debt	$—	$415,751
Cashless exercise of options and warrants	$3,706	$—
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$106,224	$27,040
Insurance premium finance contract recorded as prepaid asset	$171,929	$151,052
Common stock issued as settlement of note and accrued interest	$—	$66,328

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

Material Contract with Hydrozonix

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (a strategic alliance between the principals of Phillips and Jordan, Inc., a private family trust and Siboney Contracting Company) (“Hydrozonix”) to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration and production industry. As part of the Agreement, Hydrozonix agreed to advance the direct costs and the manufacturing overhead for each Ozonix™ EF80 unit it ordered. Additionally, Hydrozonix pays a manufacturing fee and a sub-licensing fee to EES. In turn, ETI is the exclusive manufacturer of the Ozonix™ Ecos-Frac® Series and is paid its costs plus a manufacturing fee from EES. In addition, ETI receives profit distributions from EES relating to its ownership percentage of EES. ETI, will also receive a percentage of the royalties paid to EES by Hydrozonix. However, such royalties are not assured. The Ozonix™ EF80 employs the same patented Ozonix™ technology as the units that have successfully processed water for onshore oil and gas exploration companies over the past three years on over 530 oil and natural gas wells. The Ozonix™ EF80 units are capable of processing 80 barrels of water per minute or approximately 3,360 gallons per minute. Ecosphere delivered to Hydrozonix the first four Ozonix™ EF80 units in 2011, two additional units in the first quarter of 2012 and two more units in early July 2012. Concurrent with the acceptance of the two units in July, the Company received an order for production of the next two units pursuant to the terms of the Agreement.

To secure the Company's obligations under the Agreement, the Company assigned a continuing first priority interest in each unit to be manufactured for Hydrozonix (including its components), as well as a continuing first priority interest in twenty-four Ozonix™ EF10 units which are part of the Company's service fleet. The security interest in the assets terminated in July 2012 once the Company delivered the eighth unit to Hydrozonix.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net income applicable to noncontrolling interest in consolidated subsidiary” in the condensed consolidated statements of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of costs to complete and earnings on uncompleted contracts, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents a $25,000 compensating balance held pursuant to certain of the Company's short term financing arrangements along with $378,809 of cash placed in an escrow account pursuant to the Hydrozonix Agreement which was released subsequent to June 30, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry. No allowance was deemed necessary at June 30, 2012 and December 31, 2011.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water filtration units being manufactured and assembled for sale.  These units are built pursuant to individual order specifications.  The Company has minimal raw materials on hand and once a unit is completed, it is submitted to the customer for acceptance.  Inventory on hand at each respective balance sheet date is stated at the lower of cost or market.  At June 30, 2012 and December 31, 2011, inventory was comprised of raw materials only.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of costs and estimated earnings on uncompleted contracts," a liability account.

Through March 31, 2012 and prospectively for production type contracts that do not qualify for use of the percentage of completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts". The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the equipment is operating according to specifications and has been accepted by the customer.

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2012 and December 31, 2011, the Company has no product warranty accrual given its lack of historical warranty experience.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25 Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2012, tax years 2009, 2010 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

New Standards

No ASUs have been issued impacting the Company.

3.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2012:

	Estimated Useful
	Lives in Years	2012
Machinery and equipment	5	$11,099,294
Furniture and fixtures	5 to 7	330,238
Automobiles and trucks	3 to 5	236,944
Leasehold improvements	5	415,281
Office equipment	5	520,700
		12,602,457
Less total accumulated depreciation		(7,512,274)
Property and equipment, net		$5,090,183

In the six months ended June 30, 2012, additions to property and equipment were de minimis. Depreciation expense amounted to approximately $1.1 million for the six month period ended June 30, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

4.

NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 5), consists of the following at June 30, 2012:

Convertible notes payable, net of a discount of $96,300 (a)	$1,128,700
Note payable (b)	238,349
Equipment financing (c)	145,514
Insurance premium financing contract (d)	77,081
Vehicle financing (e)	22,694
Total debt	1,612,338
Less amounts payable within one year	(1,316,883)
Long term debt	$295,455

———————

(a)

Two-year term convertible notes issued in 2010 and 2011 with an aggregate principal balance of $1,225,000 at June 30, 2012. The notes have a conversion rate of $0.70 per share and bear interest at 10% payable at the earlier of maturity or conversion. The notes were issued along with a total of 1,464,286 five-year warrants to purchase common shares at an exercise price of $0.70 per share. The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.51% to 2.06%. The relative fair value of these warrants, $506,867, was recorded as a debt discount and is being amortized to interest expense over the term of the notes. Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the dates of issue, there was no intrinsic value recorded for the embedded conversion features. In addition, two of the convertible notes were issued with original issue discounts totaling $75,000 which was also recorded as debt discount and was being amortized to interest expense over the term of the respective notes. The two aforementioned notes were converted into common stock during 2012 as discussed below.

On March 2, 2012, the holder of a $275,000 convertible note elected to convert such note into 392,857 shares of the Company's common stock. The principal amount of the note net of both warrant and original issue discounts on the date of conversion amounted to $242,453. On April 26, 2012, the holder of a $550,000 convertible note elected to convert such note into 785,714 shares of the Company's common stock. The principal amount of the note net of both warrant and original issue discounts on the date of conversion amounted to $480,763. The remaining unamortized discounts at the time of conversion were credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss was recognized in accordance with ASC 470-20-40.

The remaining notes mature on dates ranging from November 2012 through March 2013.

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

(e)

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at 9.0%. In May of 2012, one of the three vehicle notes outstanding at the beginning of the year was repaid early and such repayment amounted to $24,949.

A summary of convertible notes payable and the related discounts as of June 30, 2012:

Principal amount of convertible notes payable	$1,225,000
Unamortized discount	(96,300)
Convertible notes payable, net of discount	1,128,700
Less: current portion	(1,128,700)
Convertible notes payable, net of discount, less current portion	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

5.

RELATED PARTY NOTES PAYABLE

Related party debt consists of the following at June 30, 2012:

Default interest on secured line of credit agreement (a)	$40,512
Default interest on related party notes payable (b)	96,164
Total debt	136,676
Less current portion	(136,676)
Non-current portion of related party notes payable	$—

———————

(a)	In December 2010, creditor deferred default interest due December 2012. The final payment of principal and interest, other than the default interest, on this note was made in February 2011.

(b)	In December 2010, creditor deferred interest on historical underlying note payable (principal amount repaid in December 2011) due December 2012.

6.

BILLINGS IN EXCESS OF COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs and estimated earnings on uncompleted contracts represents billings and/or cash received that exceeded accumulated revenues recognized on uncompleted contracts accounted for under the percentage of completion method. (See Note 2)

At June 30, 2012, billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Billings and/or cash receipts on uncompleted contracts	$5,945,696
Less: Revenues recognized	(5,757,017)
Billings in excess of costs and estimated earnings on uncompleted contracts	$188,679

7.

RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively. The Company entered into a sublease agreement with a tenant that provides for monthly sublease payments of approximately $11,300 through April 2013. As of June 30, 2012, the restructuring reserve liability consists of the present value of the future minimum rental payments due, net of the sublease income payments to be received.

The following table summarizes the activity in the restructuring reserve for the six months ended June 30, 2012:

Balance, beginning of year	$119,184
Rental payments	(92,738)
Sublease payments received	67,813
Balance, end of period	$94,259

8.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”) under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has approximately 1.0 million warrants with repricing options outstanding at June 30, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model. The closing price of the Company’s common stock at June 30, 2012 was $0.50. Volatility, expected term and risk free interest rates used are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	June 30, 2012

Volatility	54.75%
Expected term in years	0.88 to 1.78
Risk free interest rate	0.18% to 0.30%

During the six month periods ended June 30, 2012, based upon the estimated fair value, the Company increased its liability for warrant derivative instruments by $85,995 which was recorded as "Loss from change in derivative liability" in the other expense section of the Company's condensed consolidated statement of operations. This increase was offset by conversions of warrant instruments with fair values totaling $106,224 at the time of conversion resulting in a net reduction of the liability of $20,229.

9.

FAIR VALUE MEASUREMENTS

The Company measures and reports at fair value the liability for price adjustable warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Inputs	Significant Other Observable Assets	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$327,006	$—	$—	$327,006

The following is a roll-forward for the six months ended June, 2012 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of Liability For Warrant Derivative Instruments

Balance at beginning of period	$347,235
Fair value of warrants exercised	(106,224)
Change in fair value included in statement of operations	85,995
Balance at end of period	$327,006

The Company had no non-financial assets or liabilities measured at fair value at June 30, 2012.

10.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2012 and December 31, 2011, there were 6 shares of Series A Redeemable Convertible Cumulative Preferred Stock (“Series A Preferred Shares”) outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control ("CoC") event at $25,000 per share plus accrued dividends. A CoC event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $1,019,744 and $1,008,494 at June 30, 2012 and December 31, 2011, respectively. There was no Series A Preferred Shares activity during the six months ended June 30, 2012. Annual dividends accrue at a rate of $3,750 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Series B

At June 30, 2012 and December 31, 2011, there were 321 and 322 shares, respectively, of Series B Redeemable Convertible Cumulative Preferred Stock (“Series B Preferred Shares”) outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or at the option of the holder upon a CoC event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $2,057,489 and $2,017,301 at June 30, 2012 and December 31, 2011, respectively. One Series B Preferred Share was converted during the six months ended June 30, 2012. Annual dividends accrue at a rate of $250 per share.

11.

COMMON STOCK

Shares issued and issuable during the six months ended June 30, 2012 are summarized below.

Shares outstanding and issuable at December 31, 2011	146,334,316
Conversion of convertible notes payable (a)	1,178,571
Conversion of Series B Preferred share (see Note 10)	835
Exercise of warrants and options (b)	1,280,332
Cashless exercises of warrants and options (c)	370,589
Total common shares outstanding and issuable at June 30, 2012	149,164,643

———————

(a)	issued to settle two convertible notes (net of original issue and warrant discounts) amounting to $723,216. The $825,000 face value of the notes was convertible at $0.70 per share. See Note 4.
(b)	issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.60 per share resulting in proceeds to the Company of $249,300.
(c)

issued upon the cashless exercises of 4,356,000 options and warrants with exercise prices between $0.36 and $0.60 per share based upon market prices of the Company’s common stock ranging from $0.60 to $0.63 per share.

12.

RESTRICTED STOCK

The Company recognized share-based compensation expense of $42,500 for the six months ended June 30, 2012, related to restricted stock grants issued per the terms of the 2006 Equity Incentive Plan (the "Plan"). The following table summarizes non-vested restricted stock and the related activity for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2012	317,397	$ 0.52
Vested	(111,110)	$ 0.54
Cancellations and forfeitures	(148,148)	$ 0.54
Unvested at June 30, 2012	58,139	$ 0.43

Total unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2012 was $25,000 which is expected to be recognized over the next 0.5 years.

In accordance with the Plan, in 2011 the Company granted the directors restricted shares of the Company’s common stock that vested on June 30, 2012. A similar grant was made to directors on July 1, 2012 in accordance with the Plan. See Note 19.

13.

NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and shares of common stock which may be issued upon conversion of convertible notes total 70,859,514 as of June 30, 2012. These common stock equivalents may dilute future earnings per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

For the six months ended June 30, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share for the three and six months ended June 30, 2012 were calculated as follows:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$505,860	$505,860	$870,646	$870,646
Preferred stock dividends	—	25,688	—	51,438
	$505,860	$531,548	$870,646	$922,084

Denominator
Weighted average common shares outstanding	148,851,205	148,851,205	148,132,482	148,132,482
Restricted stock	—	285,529	—	285,529
Preferred stock	—	412,209	—	412,540
Warrants and options	—	9,195,155	—	12,083,964
	148,851,205	158,744,098	148,132,482	160,914,515

Net income per share	$0.00	$0.00	$0.01	$0.01

There were 21,176,481 out-of-the-money stock options and warrants and 1,750,000 shares upon conversion of convertible debt excluded from the computation of diluted earnings per share for the six months ended June 30, 2012.

14.

STOCK OPTIONS AND WARRANTS

The fair value of each option is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options issued during the six months ended June 30, 2012:

Risk-free interest rate	0.60% to 0.87%
Expected option life in years	4.0
Expected stock price volatility	63.85% to 64.15%
Expected dividend yield	None

Stock-based compensation expense related to options for the six months ended June 30, 2012 was $0.9 million. At June 30, 2012, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $0.8 million. This unrecognized compensation cost is expected to be recognized over the next 33 months.

Activity in the Company’s options for the six month period ended June 30, 2012 is as follows:

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In March 2012, upon the effective date of our new board member, the Company granted five year options to purchase 123,076 shares of common stock at an exercise prices of $0.65 per share. The fair value of these options amounted to $39,027, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

Option and Warrant Exercises

Cash Exercises

During the first six months of 2012, the Company issued 1,280,332 shares of common stock in exchange for cash of $249,300 upon the exercise of options and warrants with an exercise prices ranging from $0.15 to $0.60 per share.

Cashless Exercises

During the first six months of 2012, the Company issued 300,675 shares of common stock in connection with the cashless exercise of 1,000,000 options to purchase the Company’s common stock exercisable at $0.36 to $0.60 per share and based upon the market value of the Company’s common stock ranging from $0.60 to $0.65 per share.

Warrant Extensions or Cashless Exercises for Warrants Expiring on March 31, 2012

In March of 2012, the Company provided an option to extend the expiration date of certain warrants for a period of one year, or surrender the warrants in a cashless exercise. The arrangement called for holders of warrants at exercise prices of $0.60 and $0.75 to extend such warrants for one year at a cost of $0.20 and $0.14, respectively. Holders of 320,000 and 310,000 $0.60 warrants and $0.75 warrants, respectively opted to extend their expiration date for one year at an aggregate cost of $107,400. Given the stock closing price at quarter-end of $0.61, the remainder of the $0.60 warrants were converted in cashless exercises, resulting in the issuance of 69,914 shares of common stock, while the $0.75 warrants expired.

15.

RELATED PARTY TRANSACTIONS

See Note 5 for discussion of related party notes payable.

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share. 910,000 of these grants were made to related parties. See Note 14.

In March 2012, upon the effective appointment date of our new board member, the Company granted five year options to purchase 123,076 shares of common stock at an exercise prices of $0.65 per share. See Note 14.

16.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

In March 2011, a court adjudicated against the Company for a number of disputed billings by a former vendor. As of June 30, 2012, the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees. The Company filed an appeal which was rejected by the appeal court. The Company continues to attempt to settle this matter, but believes that the amount accrued represents a reasonable estimate as to the ultimate amount to be paid.

Warranties on EF80 Units

Each Ozonix™ EF80 unit carries a 24 month warranty with the individual component vendors passing through their individual warranties to the client. Ecosphere warranties construction and build quality for the aforementioned period and all repairs would be carried out by the manufacturing team including the fabrication of any pipes and fittings as necessary. No warranty liability is accrued at June 30, 2012 or December 31, 2011 given the Company's lack of historical experience resulting in its inability to estimate such future costs.

17.

NONCONTROLLING INTEREST

In July 2009, the Company formed EES and contributed the assets and liabilities of EES, Inc. in exchange for a 67% ownership interest in EES. In November 2009 EES received $7.9 million in exchange for a 21.5% interest in EES. After the November transaction, the Company owned 52.6% of EES. EES is a limited liability company operating under a Limited Liability Company Agreement, as amended ("LLC Operating Agreement") which among other things specifies profit and loss allocations and distribution allocations.

For the years ended December 31, 2009 and 2010, the Company allocated 100% of the net loss of EES, $743,417 and $528,277, respectively, to the noncontrolling interests of EES as stipulated in the LLC operating agreement. For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended. On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011. During the six months ended June 30, 2012, the Company allocated $744,631 of EES net income to its noncontrolling members.

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

Pursuant to an EES Board of Members resolution in February 2012, a cash distribution of $1.9 million was made in accordance with membership interests in EES. Of this amount, $0.9 million was paid to members comprising the noncontrolling interest and $1.0 million was due to the Company and, accordingly, was eliminated in consolidation. The cash distribution was paid in full out of retained earnings of the subsidiary during March of 2012. See note 19 for July 2012 cash distribution.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the six months ended June 30, 2012:

2012

Balances at beginning of year	$11,768,381
Noncontrolling interest in income	744,631
Distributions to noncontrolling members	(908,551)
Balances at end of period	$11,604,461

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

18.

CONCENTRATIONS

Concentration of Accounts Receivable and Revenues

At June 30, 2012 accounts receivable of approximately $3.7 million was comprised primarily of two major customer balances amounting to 47% and 48% of the total receivable balance. In addition, two customers accounted for 67% and 29% of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2012. As of June 30, 2012, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

Major Suppliers

The Company purchases products from a limited number of manufacturers, however, management believes that other suppliers could adapt to provide similar products or components on comparable terms.

19.

SUBSEQUENT EVENTS

Director and Advisor Grants

In July 2012, in accordance with the 2006 Equity Incentive Plan (the “Plan”), the Company’s non-employee directors received an automatic grant of options and restricted stock for board service for the upcoming year. In connection with the automatic grants, non-employee directors were granted a total of 380,000 five-year stock options at an exercise price of $0.50 per share and 80,000 shares of restricted common stock. The options and restricted stock vest on June 30, 2013, subject to the continued service of each applicable person as a director. The value of the options, $70,018, calculated using the BSM option pricing model and the value of the restricted stock, $40,000, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

In July 2012, in accordance with the Plan, the Company’s advisory board member received an automatic grant of 30,000 five-year stock options with an exercise price of $0.50 per share for service as an advisory board member for the upcoming year. The options vest on June 30, 2013, subject to the continued service as an advisory board member. The value of the options, $5,528, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

On July 3, 2012, in connection with a non employee board member’s appointment to the compensation committee, the committee member received an automatic grant under the Plan of 41,666 five-year stock options at an exercise price of $0.48 per share. The options vest in three equal annual increments over a three year period with the first vesting date being one year from the date of the automatic grant. The value of the options, $8,410, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over a three-year vesting period.

EES Cash Distribution

Pursuant to an EES Board of Members resolution in July 2012, a cash distribution of $1.5 million was made in accordance with membership interests in EES. Of this amount, $0.7 million was paid to members comprising the noncontrolling interest and $0.8 million was due to the Company and, accordingly, will be eliminated in future consolidated results of operations. The cash distribution was paid in full out of retained earnings of the subsidiary during July of 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Cashless Option Exercises

In July 2012, the Company issued 188,280 shares of common stock to its Chief Operating Officer upon the cashless exercise of 285,667 options with an exercise price of $0.15 per share based upon a market price of the Company's common stock of $0.44 per share.

In July 2012, the Company issued 199,777 shares of common stock upon the cashless exercise of 300,000 options with an exercise price of $0.15 per share based upon a market price of the Company's common stock of $0.449 per share.

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

3. Partner with industry leaders

4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders

5. License the patented, commercialized technologies to well capitalized partners

6. Create reoccurring revenues and increase shareholder value

At present, Ecosphere is focusing its efforts on EES, its 52.6% owned subsidiary. In 2011, EES made a strategic re-positioning of its business by signing a multi-year licensing agreement with Hydrozonix LLC. This agreement moved the Company into the final stages of the Open Innovation Network in the Energy field of use by licensing the patented, commercialized technologies to a well capitalized partner in the oil and gas sector. The agreement contains numerous provisions for creating recurring revenues based on minimum order quantities and ongoing royalties based on the business results of Hydrozonix. EES will also continue to be engaged in operating high volume mobile water treatment equipment to treat energy exploration related wastewaters. EES has been successfully providing water recycling services to major energy exploration companies utilizing our patented Ecosphere Ozonix® technology. The industry acceptance of this technology is demonstrated by the three-year history of expanded service and increasing revenue from the services provided to customers by EES and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for U.S. onshore oil and gas exploration and production. These agreements prove that the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of Ozonix™ technologies and the identification of additional applications where our technologies will allow industrial companies to optimize revenues. We believe our contracts with energy oil and gas exploration companies and our sublicense agreement with Hydrozonix, LLC demonstrate the substantial value of our intellectual property above and beyond the amounts recorded in our financial statements using the historical cost basis of accounting under GAAP.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2012 Highlights

•

The Company continues to successfully service the Hydrozonix Agreement as evidenced by the completion of the manufacturing of units 7 and 8 and the acceptance and delivery of such Ozonix™ EF80 units on July 10, 2012. Following the delivery of units 7 and 8, Ecosphere received the purchase order for units 9 and 10 to be delivered in Q3 of 2012.

•

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

•

The Company was awarded the Frost & Sullivan’s 2012 "North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment." The Excellence in Best Practices Awards are presented each year to companies that are predicted to encourage significant growth in their industries, have identified emerging trends before they became the standard in the marketplace, and have created advanced technologies that will catalyze and transform industries in the near future. Frost & Sullivan's Product Leadership Award is a prestigious recognition of the Company's accomplishments in wastewater treatment for the U.S. oil and natural gas industry. As demand for disinfection equipment grows within the oil and natural gas industry, having the best available technology and leading environmentally-safe solution we believe will enhance Ecosphere's overall growth, serving the rapidly growing unconventional oil and natural gas market. We are currently in discussions to expand the adoption of our Ozonix™ technology in other countries and in additional applications for non-chemical wastewater treatment. The 2012 Product Leadership Award recognizes Ecosphere's leadership in the field of advanced water treatment, specifically in providing energy exploration and production companies with a non-chemical solution that allows them to recycle flowback and produced water with an ozone-based advanced oxidation process. To benchmark Ecosphere's performance against key competitors, Frost & Sullivan's industry analyst compared product features and functionality, innovative elements of the product, product acceptance in the marketplace, customer value enhancements and product quality to competitive solutions that address microbial control and eliminate chemical usage at a lower cost.

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

Revenue Recognition

In general we comply with ASC Topic 605-10, “Revenue – Overall” where revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

For each of our revenue sources we have the following additional policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, formerly Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production Type Contracts.” Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and recognized profit in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of cost and recognized profit on uncompleted contracts," a liability account.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Through April 1, 2012 and prospectively for production type contracts that do not qualify for use of the percentage completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts". The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the equipment is operating according to specifications and has been accepted by the customer.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes option pricing model based upon certain assumptions which are contained in Note 14 to our unaudited condensed consolidated financial statements contained in this report. The Black-Scholes-Merton ("BSM") option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

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

Comparison of the Three Months ended June 30, 2012 with the Three Months Ended June 30, 2011

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2012	2011	Change
Revenues
Equipment sales and licensing	$5,778,614	$—	$5,778,614
Field services	2,846,490	2,367,543	478,947
Total revenues	8,625,104	2,367,543	6,257,561
Cost of revenues
Equipment sales and licensing	4,562,761	—	4,562,761
Field services	713,865	802,558	(88,693)
Total cost of revenues	5,276,626	802,558	4,474,068
Gross profit	3,348,478	1,564,985	1,783,493
Operating expenses:
Salaries and employee benefits	1,313,105	1,926,535	(613,430)
Administrative and selling	460,005	317,046	142,959
Professional fees	128,563	264,506	(135,943)
Depreciation and amortization	549,570	534,097	15,473
Research and development	12,471	57,865	(45,394)
Total selling, general and administrative	2,463,714	3,100,049	(636,335)
Income (loss) from operations	884,764	(1,535,064)	2,419,828
Other income (expense)
Interest expense	(77,861)	(189,084)	111,223
Other income (expense)	864	290	574
Change in fair value of derivative instruments	112,167	174,873	(62,706)
Total other income (expense)	35,170	(13,921)	49,091
Net income (loss)	919,934	(1,548,985)	2,468,919
Preferred stock dividends	(25,688)	(25,750)	62
Net income (loss) applicable to common stock	894,246	(1,574,735)	2,468,981
Net income applicable to noncontrolling interest of consolidated subsidiary	(388,386)	(285,786)	(102,600)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$505,860	$(1,860,521)	$2,366,381

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The Company reported net income applicable to Ecosphere Technologies, Inc. common stock of $0.5 million during the three months ended June 30, 2012 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $1.9 million for the three months ended June 30, 2011. The drivers of the $2.4 million year over year favorability are discussed below.

Revenues

Revenues for the three months ended June 30, 2012 increased $6.3 million over the three months ended June 30, 2011. The increase in revenue is driven by the Company recognizing revenue under the percentage of completion method related to the manufacture of two Ozonix™ EF 80 units under the Hydrozonix Agreement which amounted to $5.8 million. Such units were approximately 97% complete at June 30, 2012. The balance of the revenue and associated costs relating to units 7 and 8 will be recognized in the quarter ending September 30, 2012. The remainder of the revenue increase resulted from increased volume of activities surrounding the pretreatment of water to fracture natural gas wells and the processing of frac flowback water.

Cost of Revenues

Cost of revenues amounted to $5.3 million for the three months ended June 30, 2012 as compared to $0.8 million for the three months ended June 30, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

During the 2012 period, “Cost of revenues” also includes the cost of the manufacture of the Ozonix™ EF80 water treatment units sold to Hydrozonix. These costs amounted to $4.6 million.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $2.5 million compared to $3.1 million for the three months ended June 30, 2011. The $0.6 million decrease in expense is the result of (i) $0.6 million less in salaries and employee benefits primarily driven by lower equity-based compensation in the current period, and (ii) $0.1 million less in professional fees resulting increased costs in the comparable 2011 period as a result of the negotiation of the Hydrozonix Agreement and other legal matters in that period. These increases were partially offset by slightly higher depreciation and $0.1 million increase in administrative and selling expenses associated with the Company growth.

Income (Loss) from Operations

Income from operations for the three months ended June 30, 2012 was $0.9 million compared to a loss of $1.5 million for the three months ended June 30, 2011. See discussion above under "Revenues," "Cost of Revenues" and "Operating Expenses" for details.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $0.1 million compared to $0.2 million for the three months ended June 30, 2011. The minor decrease in the 2012 period versus the same period in 2011 is driven by the timing of borrowings and repayments in the respective periods.

Comparison of the Six Months ended June 30, 2012 with the Six Months Ended June 30, 2011

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2012	2011	Change
Revenues
Equipment sales and licensing	$11,426,707	$—	$11,426,707
Field services	5,559,192	4,595,184	964,008
Total revenues	16,985,899	4,595,184	12,390,715
Cost of revenues
Equipment sales and licensing	8,670,423	—	8,670,423
Field services	1,515,582	1,424,257	91,325
Total cost of revenues	10,186,005	1,424,257	8,761,748
Gross profit	6,799,894	3,170,927	3,628,967
Operating expenses:
Salaries and employee benefits	2,568,251	5,412,635	(2,844,384)
Administrative and selling	817,223	646,703	170,520
Professional fees	377,355	826,399	(449,044)
Depreciation and amortization	1,101,170	1,062,142	39,028
Research and development	12,471	88,320	(75,849)
Total selling, general and administrative	4,876,470	8,036,199	(3,159,729)
Income (loss) from operations	1,923,424	(4,865,272)	6,788,696
Other income (expense)
Interest expense	(175,342)	(311,496)	136,154
Loss on settlement	—	(94,662)
Other income (expense)	4,628	433	4,195
Change in fair value of derivative instruments	(85,995)	(23,888)	(62,107)
Total other income (expense)	(256,709)	(429,613)	78,242
Net income (loss)	1,666,715	(5,294,885)	6,866,938
Preferred stock dividends	(51,438)	(51,500)	62
Net income (loss) applicable to common stock	1,615,277	(5,346,385)	6,867,000
Net income applicable to noncontrolling interest of consolidated subsidiary	(744,631)	(313,798)	(430,833)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$870,646	$(5,660,183)	$6,436,167

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The Company reported net income applicable to Ecosphere Technologies, Inc. common stock of $0.9 million during the six months ended June 30, 2012 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $5.7 million for the six months ended June 30, 2011. The drivers of the $6.4 million year over year favorability are discussed below.

Revenues

Revenues for the six months ended June 30, 2012 increased $12.4 million over the six months ended June 30, 2011. The increase in revenue is driven by the Company recognizing revenue related to the completion and delivery of two Ozonix ™ EF80 units and the manufacture of two additional units for which revenue was recognized under the percentage of completion method. Such units were approximately 97% complete at June 30, 2012. The revenue recognized for the four Ozonix™ EF80 units under the Hydrozonix Agreement amounted to $11.4 million. The balance of the revenue and associated costs relating to units 7 and 8 will be recognized in the quarter ending September 30, 2012. In the 2011 comparable period, the Company had not yet delivered any equipment under the Hydrozonix Agreement. The remainder of the revenue increase resulted from increased volume of activities surrounding the pretreatment of water to fracture natural gas wells and the processing of frac flowback water.

Cost of Revenues

Cost of revenues amounted to $10.2 million for the six months ended June 30, 2012 as compared to $1.4 million for the six months ended June 30, 2011.

During the 2012 period, “Cost of revenues” also includes the cost of the manufacture of the Ozonix™ EF80 water treatment units sold to Hydrozonix. These costs amounted to $8.7 million. In addition, included in "Cost of revenues" for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of the water filtration and Ecos-Frac® Tank units which were slightly higher due to increased sales volume and repair and maintenance costs in the 2012 period resulting from a major equipment refurbishment effort underway.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $4.9 million compared to $8.0 million for the six months ended June 30, 2011. The $3.1 million decrease in expense is the result of (i) $2.8 million less in salaries and employee benefits primarily driven by lower equity-based compensation in the current period, and (ii) $0.4 million less in professional fees resulting from increased costs in the comparable 2011 period as a result of the negotiation of the Hydrozonix Agreement and other legal matters in that period. These increases were partially offset by slightly higher depreciation and administrative and selling expenses associated with the Company growth.

Income (Loss) from Operations

Income from operations for the six months ended June 30, 2012 was $1.9 million compared to a loss of $4.9 million for the six months ended June 30, 2011. See discussion above under "Revenues," "Cost of Revenues" and "Operating Expenses" for details.

Interest Expense

Interest expense was largely consistent with the same period in the prior period. The minor decrease in the 2012 period versus the same period in 2011 is driven by the timing of borrowings and repayments in the respective periods.

LIQUIDITY AND CAPITAL RESOURCES

Operations:

Net cash provided by operating activities was $0.7 million for the six months ended June 30, 2012, compared to net cash used in operating activities of $0.7 million for the six months ended June 30, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2012 Period

Cash provided by operating activities in the 2012 period of $0.7 million resulted from net income applicable to Ecosphere Technologies, Inc. common stock of $0.9 million, non-cash charges of $3.0 million, partially offset by a $3.2 million use of cash resulting from working capital changes.

Non-cash charges included (i) depreciation and amortization of $1.1 million, (ii) vesting of options and restricted stock of $0.9 million, (iii) $0.8 million in income allocable to noncontrolling interests, (iv) $0.1 million in losses pursuant to the change in fair value of derivative instruments, and (v) $0.1 million in debt accretion.

Changes in working capital amounted to a use of $3.4 million in cash and were largely due to increases in accounts receivable which are driven by increased business activity and timing of associated collections. See the unaudited condensed consolidated statements of cash flows for additional details.

2011 Period

Cash used in operating activities in the 2011 period of $0.7 million is the result of the net loss applicable to common stock of $5.7 million and $0.6 million of cash used as a result of changes in working capital accounts being partially offset by $5.5 million in non-cash charges.

Non-cash charges included (i) vesting of options and restricted stock of $3.8 million, (ii) depreciation and amortization of $1.1 million, (iii) $0.3 million in income allocable to noncontrolling interests, and (iv) $0.3 million in other miscellaneous non-cash charges.

Usage of cash resulting from working capital changes was largely driven by reductions of accounts payable and accrued liabilities. See the unaudited condensed consolidated statements of cash flows for additional details

Investing:

The Company’s net cash used by investing activities was de minimis during the six months ended June 30, 2012 compared to net cash used in investing activities of $0.5 million for the six months ended June 30, 2011. Expenditures during the 2011 period were driven by the Company's preparation to service the Hydrozonix Agreement.

Financing:

The Company’s net cash used in financing activities was $0.7 million for the six months ended June 30, 2012 compared to net cash provided by financing activities of $1.7 million for the three months ended June 30, 2011.

2012 Period

The Company's net cash used in financing activities consisted of a $0.9 million cash distribution to the noncontrolling partners of the Company's wholly-owned EES subsidiary and $0.2 million in debt repayments. Partially offsetting these uses of cash was $0.4 million in cash proceeds from option and warrant exercises and warrant modifications.

2011 Period

The Company's net cash provided by financing activities consisted primarily of proceeds from (i) the issuance of convertible debt and warrants of $1.6 million (ii) proceeds from the exercise of warrants and options of $0.6 million, (iii) $0.2 million in proceeds from equipment financing, offset by (iv) $0.7 million in debt payments largely related to related party notes of $0.6 million and, to a much lesser extent, repayments of insurance financings.

Liquidity

In March 2011, EES and the Company signed a manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s Ecosphere Ozonix® technology in the domestic onshore oil and gas exploration and production industry in exchange for minimum purchase commitments for the Company’s new Ozonix™ EF80 units. Hydrozonix must purchase at least 8 Ozonix™ EF80 units per year to maintain their exclusive license and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units. As of July 10, 2012, the Company has delivered eight Ozonix™ EF80 units pursuant to this arrangement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Contractual Obligations

There were no material changes to our contractual obligations during the period covered by this report.

RELATED PERSON TRANSACTIONS

For information on related party transactions and their financial impact, see Note 15 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC 730-10 – Research and development expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. Research and development costs were de minimis during the six months ended June 30, 2012 and $0.1 million in costs were recognized for the six months ended June 30, 2011.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including seeking financial partners and licensees to expand our technology into other industries, anticipated and potential revenue, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to finance the Company’s revenue generating equipment, the ability to locate a partner to finance the use of our technology in other markets and our ability to reach definitive agreements with one or more partners, unexpected delays and problems in manufacturing the Ozonix™ units including delays in the receipt of, or problems with, parts from component manufacturers, general reluctance of businesses to utilize new technology and continued positive results in the field.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances as of June 30, 2012 were held in insured depository accounts, none of which exceeded insurance limits.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

ITEM 1A. RISK FACTORS.

There have been no material changes during the period covered by this report to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act.” Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holder (1)	04/17/12	76,389	Cashless exercise of 250,000 warrants exercisable at $0.45 per share, based on market price of $0.648 per share.
Series B Holder (1)	04/25/12	835	Conversion of one share of Series B Preferred Stock
Note Holder (1)	05/02/12	785,714	Conversion of a convertible note, convertible at $0.70 per share
Warrant Holder (2)	05/04/12	120,000	Exercise of 90,000 warrants at $0.15 per share and 30,000 warrants at $0.20 per share.
Warrant Holder (1)	05/07/12	1,639	Cashless exercise of 100,000 warrants exercisable at $0.60 per share, based on market price of $0.61 per share.

———————

(1)	The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.
(2)	The securities were issued in reliance upon the exemption provided by Section 4(2) and Rule 506 under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

See the Exhibit Index.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

August 9, 2012	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

August 9, 2012	/s/ Adrian Goldfarb
Adrian Goldfarb
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Amendment to the Bylaws adopted October 20, 2011	10-K	3/15/12	3.7
10.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
10.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.3	Hydrozonix Exclusive Product Purchase and Sublicense Agreement*	10-Q/A	12/1/11	10.3
10.4	EES Side Letter Agreement – Hydrozonix*	10-Q	5/10/11	10.6
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

———————

*	Filed pursuant to a confidential treatment request for certain portions of this document.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
***

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.