Form 10-Q
period 2012-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2012-11-09
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class	Outstanding at November 6, 2012
Common Stock, $0.01 par value per share	149,684,914 shares

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets
Cash	$3,616,407	$2,043,593
Restricted cash	66,083	—
Accounts receivable	2,286,150	873,117
Inventory	524,591	408,747
Prepaid expenses and other current assets	389,489	81,850
Costs and estimated earnings in excess of billings on uncompleted contracts	89,140	—
Total current assets	6,971,860	3,407,307
Property and equipment, net	4,667,022	6,141,519
Patents, net	39,178	42,164
Deposits	22,153	22,598
Total assets	$11,700,213	$9,613,588

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)
Current liabilities
Accounts payable	$1,085,323	$1,180,723
Accrued liabilities	1,013,400	1,163,504
Customer deposits	218,968	—
Convertible notes payable, net of discounts	1,166,499	370,561
Other notes payable	68,100	—
Related party notes payable	136,676	204,776
Warrant derivatives fair value	239,282	347,235
Financing and capital lease obligations	136,674	49,299
Total current liabilities	4,064,922	3,316,098
Convertible notes payable, net of discounts	—	1,366,177
Related party notes payable	—	204,299
Other notes payable	153,224	—
Financing and capital lease obligations	178,306	168,048
Restructuring reserve	19,342	119,184
Total liabilities	4,415,794	5,173,806
Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at September 30, 2012 and December 31, 2011; $25,000 per share redemption amount plus accrued dividends	1,175,369	1,158,494
Series B - 484 shares authorized; 321 and 322 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively; $2,500 per share redemption amount plus accrued dividends	2,880,052	2,822,302
Total redeemable convertible cumulative preferred stock	4,055,421	3,980,796
Commitments and contingencies (Note 18)
Equity (deficit)
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 149,480,741 and 146,262,357 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,494,806	1,462,622
Common stock issuable, $0.01 par value; 204,173 issuable at September 30, 2012 and December 31, 2011, respectively	2,042	720
Additional paid-in capital	107,086,143	104,804,159
Accumulated deficit	(116,313,140)	(117,576,896)
Total Ecosphere Technologies, Inc. stockholders' deficit	(7,730,149)	(11,309,395)
Noncontrolling interest in consolidated subsidiary	10,959,147	11,768,381
Total equity	3,228,998	458,986
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$11,700,213	$9,613,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Equipment sales and licensing	$6,193,362	$5,645,052	$17,620,069	$5,645,052
Field services	1,133,021	2,562,279	6,692,213	7,157,463
Total revenues	7,326,383	8,207,331	24,312,282	12,802,515

Cost of revenues
Equipment sales and licensing	4,272,243	4,538,627	12,942,666	4,728,466
Field services	576,670	758,887	2,092,252	1,993,305
Total cost of revenues	4,848,913	5,297,514	15,034,918	6,721,771

Gross profit	2,477,470	2,909,817	9,277,364	6,080,744

Operating expenses
Selling, general and administrative	2,250,929	3,033,268	7,127,399	11,069,467
Gain on sale/disposal of fixed assets, net	(142,457)	—	(142,457)	—
Restructuring charge reversal	(62,000)	—	(62,000)	—
Total operating expenses	2,046,472	3,033,268	6,922,942	11,069,467

Income (loss) from operations	430,998	(123,451)	2,354,422	(4,988,723)

Other income (expense)
Interest expense	(111,261)	(148,851)	(286,602)	(460,347)
Loss on conversion, net	—	(164)	—	(94,826)
Gain from change in fair value of derivative instruments	87,724	29,421	1,729	5,533
Other, net	—	53	4,627	484
Total other expense	(23,537)	(119,541)	(280,246)	(549,156)

Net income (loss)	407,461	(242,992)	2,074,176	(5,537,879)

Preferred stock dividends	(25,687)	(25,750)	(77,125)	(77,250)

Net income (loss) applicable to common stock before allocation to noncontrolling interest	381,774	(268,742)	1,997,051	(5,615,129)

Less: net income applicable to noncontrolling interest in consolidated subsidiary	(65,789)	(1,040,156)	(810,420)	(1,353,954)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$315,985	$(1,308,898)	$1,186,631	$(6,969,083)

Net income (loss) per common share applicable to common stock
Basic	$0.00	$(0.01)	$0.01	$(0.05)
Diluted	$0.00	$(0.01)	$0.01	$(0.05)

Weighted average number of common shares outstanding
Basic	149,475,178	145,112,621	148,583,314	143,431,951
Diluted	156,785,475	145,112,621	160,710,823	143,431,951

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$1,186,631	$(6,969,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Preferred stock dividends	77,125	77,250
Depreciation and amortization	1,657,323	1,615,951
Gain (loss) on sale/disposal of fixed assets, net	(142,457)	—
Accretion of discount on notes payable	152,977	191,034
Loss on conversion of debt and accrued interest to common stock	—	93,732
Stock-based compensation expense	1,203,975	4,635,170
Restructuring charge reversal	(62,000)	—
Noncontrolling interest in income of consolidated subsidiary	810,420	1,353,954
Gain from change in fair value of warrant derivative liability	(1,729)	(5,533)
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,413,033)	(695,540)
(Increase) decrease in prepaid expenses and other current assets	(136,641)	94,225
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(89,140)	—
(Increase) decrease in inventory	(115,844)	199,607
Decrease (increase) in deposits	445	(5,739)
Increase in restricted cash	(41,083)	—
Decrease in accounts payable	(95,400)	(388,110)
Decrease in accrued liabilities	(150,104)	(49,675)
Decrease in restructuring reserve	(37,842)	(48,502)
Increase in customer deposits	218,968	—
Net cash provided by operating activities	3,022,591	98,741
Investing Activities:
Purchase of property and equipment	(116,487)	(581,704)
Proceeds from sale of fixed asset	206,000	—
Transfer to restricted cash	(25,000)	—
Net cash provided by (used in) investing activities	64,513	(581,704)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	—	1,575,000
Proceeds from warrant and option exercises	249,300	673,664
Proceeds from warrant modifications	107,400	—
Proceeds from equipment financing	—	189,504
Distributions from EES subsidiary to noncontrolling members	(1,619,654)	—
Repayments of notes payable and insurance financing	(183,398)	(116,724)
Repayments of notes payable to related parties	—	(828,832)
Repayments of vehicle and equipment financing	(67,938)	(18,802)
Net cash (used in) provided by financing activities	(1,514,290)	1,473,810
Net increase in cash	1,572,814	990,847
Cash at beginning of year	2,043,593	46,387
Cash at end of period	$3,616,407	$1,037,234

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$19,749	$244,391
Income taxes	$—	$—

Non-cash investing and financing activities:
Preferred stock dividends	$77,125	$77,250
Conversion of preferred stock to common stock	$2,500	$—
Conversion of convertible notes to common stock	$723,216	$—
Conversion of related party interest to note principal	$—	$49,089
Discount related to warrants issued with convertible debt	$—	$415,751
Original issue discount on notes payable	$—	$50,000
Cashless exercise of options and warrants	$7,588	$33,420
Reduction of derivative liability for warrant derivative instruments from warrant exercises
and modifications	$106,224	$37,107
Insurance premium finance contract recorded as prepaid asset	$171,929	$151,052
Equipment purchased through capital lease arrangement	$78,896	$—
Equipment purchase through vendor financing arrangement	$48,000	$—
Common stock issued as settlement of note and accrued interest	$—	$66,328
Transfer from construction in progress equipment to inventory	$—	$389,558

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

1.

 DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI” or the “Company”), is a water engineering, technology licensing and innovative manufacturing company that develops non-chemical water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes four United States (“U.S.”) patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary ozone-based advanced oxidation process that is currently being used by global energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

Material Contract with Hydrozonix

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (a strategic alliance among the principals of Phillips and Jordan, Inc., Siboney Contracting Company, and a private family trust) (“Hydrozonix”) for a limited field-of-use license to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration industry to treat and recycle waters used to hydraulically fracture oil and gas wells. As part of the Agreement, Hydrozonix advances the direct costs and the manufacturing overhead for each Ozonix® EF80 product ordered. Additionally, Hydrozonix pays a manufacturing fee and a sub-licensing fee for each Ozonix® unit that it purchases. In addition, Hydrozonix pays a royalty fee equal to 20% of their EBIT although such royalties are not assured. Ecosphere receives profit distributions from Ecosphere Energy Services, LLC (“EES”), its majority-owned subsidiary, relating to its ownership percentage of EES as profits accumulate in EES. Hydrozonix must continue to purchase a minimum of two Ozonix® EF80 systems every quarter for the 20 year life of the Ozonix® patents to retain their exclusivity. If Hydrozonix fails to meet minimum purchase requirements they will lose their exclusivity in the U.S. onshore oil and natural gas market. Ecosphere delivered to Hydrozonix the first four Ozonix® EF80 units in 2011, two additional Ozonix® EF80 units in the first quarter of 2012, two more Ozonix® EF80 units in early July 2012 and two Ozonix® EF80 units in late September 2012. Subsequent to the acceptance of the two Ozonix® EF80 units in September, the Company received an order for production of the next two Ozonix® EF80 units pursuant to the terms of the Agreement. As of this date, Hydrozonix has purchased twelve Ozonix® EF80 units, of which ten have been delivered and Ecosphere expects to deliver the two additional units at the end of Q4 2012. If the Hydrozonix exclusive contract remains active for the full 20 year term of the Ozonix® U.S. patents with eight units being purchased each year, Hydrozonix will have purchased a minimum of 160 Ozonix® EF80 units to maintain exclusivity for the U.S onshore oil and natural gas market. The Ozonix® EF80 product employs the same patented Ozonix® technology as the Ozonix® units that have successfully processed water for onshore oil and gas exploration companies over the past three years on over 600 oil and natural gas wells. The Ozonix® EF80 units are capable of processing 80 barrels of water per minute or approximately 3,360 gallons per minute (4,838,400 gallons per day).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary EES. All intercompany account balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the U.S. as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The Company has two operating segments that (i) engage in similar operating activities, (ii) have similar economic characteristics and, (iii) can be expected to have essentially the same future prospects. As such, based on guidance provided by the FASB ASC Topic 280, Segment Reporting, the Company has aggregated its operating segments into one reportable segment thus negating the need for the disclosure of segment data.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net income applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of costs to complete and earnings on uncompleted contracts, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the dates of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents a $25,000 compensating balance held pursuant to certain of the Company's short-term financing arrangements along with $41,083 of cash placed in an escrow account pursuant to the Hydrozonix Agreement which was released subsequent to September 30, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry. No allowance was deemed necessary at September 30, 2012 and December 31, 2011.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water treatment units being manufactured and assembled for sale. These units are built pursuant to individual order specifications. The Company has minimal raw materials on hand and once a unit is completed, it is submitted to the customer for acceptance. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market using the weighted average cost methodology. See Note 4.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Property, Equipment and Capitalized Leases

Property and equipment is stated at cost. For equipment manufactured for use by the Company, cost includes direct component parts plus direct labor. Depreciation is computed using the straight-line method based on the estimated useful lives generally ranging from three to seven years. Amortization of leasehold improvements and leased assets capitalized is computed using the straight-line method over the lesser of the useful life of the asset or the remaining term of the lease. Expenditures for maintenance and repairs are expensed as incurred.

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

SEPTEMBER 30, 2012

(UNAUDITED)

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC Topic 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of costs and estimated earnings on uncompleted contracts," a liability account.

Through March 31, 2012 and prospectively for production type contracts that do not qualify for use of the percentage of completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC Topic 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts". The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the equipment is operating according to specifications and has been accepted by the customer.

Field Services

Revenue from water treatment contracts is earned based upon the volume of water processed plus additional period-based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2012 and December 31, 2011, the Company has no product warranty accrual given the de minimis nature of actual warranty claims accompanied by a lack of historical warranty experience due to the two year warranty term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”), with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2012, tax years 2009, 2010 and 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

New Accounting Standards

No accounting standards updates have been issued impacting the Company.

3.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at September 30, 2012:

Professional retainers	$24,000
Insurance	97,982
Receivables	106,000
Vendor deposits	161,507
Total prepaid expenses and other current assets	$389,489

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at September 30, 2012:

Raw materials	$375,416
Work in process	149,175
Total inventory	$524,591

5.

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts represent accumulated contract costs that exceeded billings and/or cash received on uncompleted contracts accounted for under the percentage of completion method. (See Note 2)

At September 30, 2012, costs and estimated earnings in excess of billings on uncompleted contracts consisted of the following for contracts accounted for using the percentage of completion method of accounting:

Revenues recognized	$89,140
Less: Billings or cash receipts on uncompleted contracts	—
Costs and estimated earnings in excess of billings on uncompleted contracts	$89,140

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2012:

	Estimated Useful
	Lives in Years	2012
Machinery and equipment	5	$10,681,454
Furniture and fixtures	5 to 7	342,918
Automobiles and trucks	3 to 5	236,944
Leasehold improvements	5	415,281
Office equipment	5	508,021
Construction in progress		22,458
		12,207,076
Less total accumulated depreciation		(7,540,054)
Property and equipment, net		$4,667,022

During the nine months ended September 30, 2012, additions to property and equipment included certain equipment obtained under a capital lease arrangement with a value of approximately $79,000 which is reflected in the caption "Machinery and equipment." Depreciation expense amounted to approximately $1.7 million for the nine month period ended September 30, 2012.

In September 2012, the Company sold a water treatment unit that had been part of its historical fixed assets. The net book value of such unit was written off pursuant to a September 2010 impairment charge. The Company incurred costs of $33,933 to bring the unit to saleable condition. Such costs are included in capital expenditures. The Company received proceeds of $206,000 for the unit and, accordingly, recognized a gain of $172,067 on the transaction. Partially offsetting this gain was the write-off of certain demo equipment amounting to $29,610.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

7.

NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 8), consists of the following at September 30, 2012:

Convertible notes payable, net of a discount of $58,501 (a)	$1,166,499
Note payable (b)	221,324
Equipment financing (c)	180,325
Insurance premium financing contract (d)	38,675
Vehicle financing (e)	20,576
Capital lease obligations (f)	75,404
Total debt	1,702,803
Less amounts payable within one year	(1,371,273)
Long term debt	$331,530

————————

(a)

Two-year term convertible notes issued in 2010 and 2011 with an aggregate principal balance of $1,225,000 at September 30, 2012. The notes have a conversion rate of $0.70 per share and bear interest at 10% payable at the earlier of maturity or conversion. The notes were issued along with a total of 1,464,286 five-year warrants to purchase common shares at an exercise price of $0.70 per share. The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discount rates from 1.51% to 2.06%. The relative fair value of these warrants, $506,867, was recorded as a debt discount and is being amortized to interest expense over the term of the notes. Because the conversion rate of the notes exceeded the trading price of the Company’s common stock at the dates of issue, there was no intrinsic value recorded for the embedded conversion features. In addition, two of the convertible notes were issued with original issue discounts totaling $75,000 which was also recorded as debt discount and was being amortized to interest expense over the term of the respective notes. The two aforementioned notes were converted into common stock during 2012 as discussed below.

On March 2, 2012, the holder of a $275,000 convertible note elected to convert such note into 392,857 shares of the Company's common stock. The principal amount of the note, net of both warrant and original issue discounts on the date of conversion, amounted to $242,453. On April 26, 2012, the holder of a $550,000 convertible note elected to convert such note into 785,714 shares of the Company's common stock. The principal amount of the note, net of both warrant and original issue discounts on the date of conversion, amounted to $480,763. The remaining unamortized discounts at the time of conversion were credited to additional paid-in capital upon conversion to reflect the stock issued and no gain or loss was recognized in accordance with ASC Topic 470-20-40, Debt-Debt with Conversion and Other Options-Derecognition.

The remaining notes mature on dates ranging from December 2012 through March 2013.

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

(f)	Secured five year capital lease obligation relating to the purchase of a forklift. Monthly payments amount to approximately $1,500. See Note 18.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

A summary of convertible notes payable and the related discounts as of September 30, 2012:

Principal amount of convertible notes payable	$1,225,000
Unamortized discount	(58,501)
Convertible notes payable, net of discount	1,166,499
Less: current portion	(1,166,499)
Convertible notes payable, net of discount, less current portion	$—

8.

RELATED PARTY NOTES PAYABLE

Related party debt consists of the following at September 30, 2012:

Default interest on secured line of credit agreement (a)	$40,512
Default interest on related party notes payable (b)	96,164
Total debt	136,676
Less current portion	(136,676)
Non-current portion of related party notes payable	$—

————————

(a)	In December 2010, a creditor deferred default interest due December 2012. The final payment of principal and interest, other than the default interest, on this note was made in February 2011.

(b)	In December 2010, a creditor deferred interest on historical underlying note payable (principal amount repaid in December 2011) due December 2012.

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

Based upon a review of the reserve performed during the third quarter of 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000. The Company adjusted the reserve accordingly as indicated in the accompanying unaudited condensed consolidated statements of operations line item “Restructuring charge reversal” of $62,000.

As of September 30, 2012, the restructuring reserve liability consists of the present value of the future minimum rental payments due, net of the sublease income payments to be received.

The following table summarizes the activity in the restructuring reserve for the nine months ended September 30, 2012:

Balance, beginning of year	$119,184
Rental payments	(139,560)
Sublease payments received	101,718
Restructuring charge reversal	(62,000)
Balance, end of period	$19,342

10.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has approximately 1.0 million warrants with repricing options outstanding at September 30, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model. The closing price of the Company’s common stock at September 30, 2012 was $0.41. Volatility, expected term and risk free interest rates used are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	September 30, 2012

Volatility	52.98%
Expected term in years	0.62 to 1.52
Risk free interest rate	0.11% to 0.20%

During the nine month period ended September 30, 2012, based upon the estimated fair value, the Company decreased its liability for warrant derivative instruments by $1,729 which was recorded as "Gain from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations. In addition, the liability was decreased by conversions of warrant instruments with fair values totaling $106,224 at the time of conversion resulting in a net reduction of the liability of $107,953.

11.

FAIR VALUE MEASUREMENTS

The Company measures and reports at fair value the liability for price adjustable warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model. The following table summarizes our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$239,282	$—	$—	$239,282

The following is a rollforward for the nine months ended September 30, 2012 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of Liability For Warrant Derivative Instruments

Balance at beginning of period	$347,235
Fair value of warrants exercised	(106,224)
Change in fair value included in statement of operations	(1,729)
Balance at end of period	$239,282

The Company had no non-financial assets or liabilities measured at fair value at September 30, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

12.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2012 and December 31, 2011, there were 6 shares of Series A Redeemable Convertible Cumulative Preferred Stock (“Series A Preferred Shares”) outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control ("CoC") event at $25,000 per share plus accrued dividends. A CoC event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $1,025,369 and $1,008,494 at September 30, 2012 and December 31, 2011, respectively. There was no Series A Preferred Shares activity during the nine months ended September 30, 2012. Annual dividends accrue at a rate of $3,750 per share.

Series B

At September 30, 2012 and December 31, 2011, there were 321 and 322 shares, respectively, of Series B Redeemable Convertible Cumulative Preferred Stock (“Series B Preferred Shares”) outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or at the option of the holder upon a CoC event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $2,077,552 and $2,017,301 at September 30, 2012 and December 31, 2011, respectively. One Series B Preferred Share was converted during the nine months ended September 30, 2012. Annual dividends accrue at a rate of $250 per share.

13.

COMMON STOCK

Shares issued and issuable during the nine months ended September 30, 2012 are summarized below.

Shares outstanding and issuable at December 31, 2011	146,334,316
Conversion of convertible notes payable (a)	1,178,571
Conversion of Series B Preferred share (see Note 12)	835
Exercise of warrants and options (b)	1,280,332
Vesting of restricted shares (see Note 14)	132,214
Cashless exercises of warrants and options (c)	758,646
Total common shares outstanding and issuable at September 30, 2012	149,684,914

————————

(a)	issued to settle two convertible notes (net of original issue and warrant discounts) amounting to $723,216. The $825,000 face value of the notes was convertible at $0.70 per share. See Note 7.
(b)	issued upon exercise of warrants and options at exercise prices ranging from $0.15 to $0.60 per share resulting in proceeds to the Company of $249,300.
(c)

issued upon the cashless exercises of 4,941,667 options and warrants with exercise prices between $0.15 and $0.60 per share based upon market prices of the Company’s common stock ranging from $0.44 to $0.63 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

14.

RESTRICTED STOCK

The Company recognized share-based compensation expense of $58,750 for the nine months ended September 30, 2012, related to restricted stock grants issued per the terms of the 2006 Equity Incentive Plan (the "Plan"). Under the Plan, non-employee directors and advisors receive automatic grants of stock options or restricted stock each July 1st. The following table summarizes non-vested restricted stock and the related activity for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value

Unvested at January 1, 2012	317,397	$ 0.52
Grants	80,000	$ 0.50
Vested	(74,074)	$ 0.54
Cancellations and forfeitures	(185,184)	$ 0.54
Unvested at September 30, 2012	138,139	$ 0.47

Total unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2012 was $55,000 which is expected to be recognized over the next nine months.

In accordance with the Plan, in 2011 the Company granted the directors restricted shares of the Company’s common stock that vested on June 30, 2012.

In July 2012, in accordance with the Plan, one of the Company’s non-employee directors received an automatic grant of 80,000 shares of restricted stock for board service for the upcoming year. The restricted stock vests on June 30, 2013, subject to continued service as a director. The value of the restricted stock, $40,000, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

15.

NET INCOME (LOSS) PER SHARE

The Company’s outstanding options and warrants to acquire common stock, shares of common stock which may be issued upon conversion of outstanding redeemable convertible cumulative preferred stock, unvested shares of restricted stock and shares of common stock which may be issued upon conversion of convertible notes total 70,859,514 as of September 30, 2012. These common stock equivalents may dilute future earnings per share.

For the nine months ended September 30, 2012, basic net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares outstanding during the period. Diluted net income per common share applicable to common stockholders was computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted net income per share were excluded from the calculation.

Basic and diluted net income per share for the three and nine months ended September 30, 2012 were calculated as follows:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$315,985	$315,985	$1,186,631	$1,186,631
Preferred stock dividends	—	25,687	—	77,125
	$315,985	$341,672	$1,186,631	$1,263,756

Denominator
Weighted average common shares outstanding	149,475,178	149,475,178	148,583,314	148,583,314
Restricted stock	—	328,493	—	328,493
Preferred stock	—	412,035	—	412,370
Warrants and options	—	6,569,769	—	11,386,646
	149,475,178	156,785,475	148,583,314	160,710,823

Net income per share	$0.00	$0.00	$0.01	$0.01

For the three months ended September 30, 2012, there were 49,382,950 out-of-the-money stock options and warrants and 1,750,000 shares upon conversion of convertible debt excluded from the computation of diluted earnings per share.

There were 20,322,039 out-of-the-money stock options and warrants and 1,750,000 shares upon conversion of convertible debt excluded from the computation of diluted earnings per share for the nine months ended September 30, 2012.

16.

STOCK OPTIONS AND WARRANTS

The fair value of each option is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options issued during the nine months ended September 30, 2012:

Risk-free interest rate	0.60% to 0.87%
Expected option life in years	4.0
Expected stock price volatility	63.85% to 64.15%
Expected dividend yield	None

Stock-based compensation expense related to options for the nine months ended September 30, 2012 was $1.2 million. At September 30, 2012, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $0.5 million. This unrecognized compensation cost is expected to be recognized over the next 30 months.

Activity in the Company’s options for the nine month period ended September 30, 2012 is as follows:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

Option and Warrant Exercises

Cash Exercises

During the first nine months of 2012, the Company issued 1,280,332 shares of common stock in exchange for cash of $249,300 upon the exercise of options and warrants with an exercise prices ranging from $0.15 to $0.60 per share.

Cashless Exercises

During the first nine months of 2012, the Company issued 688,732 shares of common stock in connection with the cashless exercise of 1,385,667 options to purchase the Company’s common stock exercisable at $0.15 to $0.60 per share and based upon the market value of the Company’s common stock ranging from $0.44 to $0.65 per share. Included in these amounts were 188,280 shares of common stock issued to the Company's Chief Operating Officer upon the cashless exercise of 285,667 options with an exercise price of $0.15 per share based upon a market price of the Company's common stock of $0.44 per share.

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

Director and Advisor Grants

In March 2012, upon the effective date of a new board member, the Company granted five year options to purchase 123,076 shares of common stock at an exercise price of $0.65 per share. The fair value of these options amounted to $39,027, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In July 2012, in accordance with the Plan, the Company’s non-employee directors received an automatic grant of options and restricted stock for board service for the upcoming year. In connection with the automatic grants, non-employee directors were granted a total of 380,000 five-year stock options at an exercise price of $0.50 per share and 80,000 shares of restricted common stock. The options and restricted stock vest on June 30, 2013, subject to the continued service of each applicable person as a director. The value of the options, $70,018, calculated using the BSM option pricing model and the value of the restricted stock, $40,000, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

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

On July 3, 2012, in connection with a non-employee board member’s appointment to the compensation committee, the committee member received an automatic grant under the Plan of 41,666 five-year stock options at an exercise price of $0.48 per share. The options vest in three equal annual increments over a three year period with the first vesting date being one year from the date of the automatic grant. The value of the options, $8,410, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over a three-year vesting period.

17.

RELATED PARTY TRANSACTIONS

See Note 8 for discussion of related party notes payable.

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share. 910,000 of these option grants were made to related parties. See Note 16.

See Note 16 for discussion of grants to directors, advisors and related parties.

18.

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

In March 2011, a court adjudicated against the Company for a number of disputed billings by a former vendor. As of September 30, 2012, the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees. The Company filed an appeal which was rejected by the appeal court. The Company continues to attempt to settle this matter, but believes that the amount accrued represents a reasonable estimate as to the ultimate amount to be paid.

Warranties on EF80 Units

Each Ozonix® EF80 unit carries a 24 month warranty with the individual component vendors passing through their individual warranties to the client. Ecosphere warranties construction and build quality for the aforementioned period and all repairs would be carried out by the manufacturing team including the fabrication of any pipes and fittings as necessary. No warranty liability is accrued at September 30, 2012 or December 31, 2011 given the Company's de minimis nature of actual warranty claims accompanied by a lack of historical warranty experience due to the two year warranty term, resulting in its inability to estimate such future costs.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at a rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of September 30, 2012, by fiscal year, are as follows:

Fiscal Year	Payment
2012	$4,473
2013	17,892
2014	17,892
2015	17,892
2016	17,892
2017	9,030
Total	85,071
Less interest	(9,667)
Capital lease obligation	$75,404

19.

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

For the years ended December 31, 2009 and 2010, the Company allocated 100% of the net loss of EES, $743,417 and $528,277, respectively, to the noncontrolling interests of EES as stipulated in the LLC operating agreement. For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended. On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011. During the nine months ended September 30, 2012, the Company allocated $810,420 of EES net income to its noncontrolling members.

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

Pursuant to an EES Board of Members resolution in July 2012, a cash distribution of $1.5 million was made in accordance with membership interests in EES. Of this amount, $0.7 million was paid to members comprising the noncontrolling interest and $0.8 million was due to the Company and, accordingly, was eliminated in consolidation. The cash distribution was paid in full out of retained earnings of the subsidiary during July of 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the nine months ended September 30, 2012:

Balance at beginning of year	$11,768,381
Noncontrolling interest in income	810,420
Distributions to noncontrolling members	(1,619,654)
Balance at end of period	$10,959,147

20.

CONCENTRATIONS

Concentration of Accounts Receivable and Revenues

At September 30, 2012 accounts receivable of approximately $2.3 million was comprised primarily of two major customer balances amounting to 70% and 16% of the total receivable balance.  In addition, two customers accounted for 72% and 23% of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2012. As of September 30, 2012, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

Major Suppliers

The Company purchases products from a limited number of manufacturers, however, management believes that other suppliers could adapt to provide similar products or components on comparable terms.

21.

SUBSEQUENT EVENTS

In October 2012, the Company entered into a financing arrangement for approximately $50,000 to be paid over a 9 month period to purchase an inventory software system.

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI” or the “Company”), is a water engineering, technology licensing and innovative manufacturing company that develops non-chemical water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes four United States (“U.S.”) patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary ozone-based advanced oxidation process that is currently being used by global energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

The Company’s Open Innovation Network is a business model that was created to invent, develop, commercialize and license or sell green technologies using water treatment as a key component. Ecosphere designs and manufactures its Ozonix® units at its Stuart, Florida facility; all material components are also made in the United States. The business model is used to:

1. Identify a major environmental water challenge

2. Invent technologies and file new patents

3. Partner with industry leaders

4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders

5. License and/or sell the patented, commercialized technologies to well capitalized partners

6. Create shareholder value

Ecosphere focused its early efforts to successfully develop and commercialize the Ozonix® technology for its majority-owned subsidiary, Ecosphere Energy Services, LLC (“EES”), and will now be able to broaden the Company’s ability to introduce and duplicate its efforts in the many other water intensive industries and applications that can benefit from this technology.

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (Hydrozonix”) that will continue for the 20 year life of the Ozonix® patents providing Hydrozonix continues purchasing two Ozonix® EF80 systems per quarter. This Agreement moved the Company into the final stages of the Open Innovation Network in a limited Energy field-of-use by licensing the patented, commercialized technologies to a well-capitalized partner in the oil and natural gas sector to deploy its patented Ecosphere Ozonix® technology in the onshore U.S. oil and gas exploration industry to treat and recycle waters used to hydraulically fracture oil and gas wells. The Agreement contains numerous provisions for creating recurring revenues based on minimum order quantities and ongoing royalties based on the business results of Hydrozonix. EES will also continue to be engaged in operating high volume mobile water treatment equipment to treat other energy exploration related wastewaters outside of the Hydrozonix field-of-use. EES continues to provide services to its existing energy customers and provides warranty and maintenance services to Hydrozonix. EES personnel will also be supporting pilot programs and services to customers in energy-related applications not currently licensed.

Ecosphere’s patented Ozonix® technology has the ability to clean and recycle water without the use of liquid chemicals in a variety of water intensive industries. While EES has an exclusive license for the global energy market, Ecosphere owns 100% of all non-energy related Ozonix® applications. These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture. The Company continues to seek financial partners and licensees to expand its Ozonix® technology into other industries and applications.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2012 Highlights

•

The Company continues to successfully service the Hydrozonix Agreement as evidenced by the completion of the manufacturing of units 9 and 10 and the acceptance and delivery of such Ozonix® EF80 units on September 28, 2012. Following the delivery of units 9 and 10, Ecosphere received the purchase order for units 11 and 12 to be delivered in Q4 of 2012.

•

The Company, its majority-owned subsidiary, EES, and its sub-licensee, Hydrozonix LLC (collectively, the "Ecosphere Partners") have signed a Letter of Commitment with the Blackfeet Nation to provide Ecosphere's Ozonix® water treatment services to oil and natural gas companies conducting hydraulic fracturing operations on the 3,000 square mile Blackfeet reservation in Montana. The Ecosphere Partners will be the exclusive provider of water treatment services on the Blackfeet reservation for oil and gas exploration. Use of Ecosphere's Ozonix® technology will not only help preserve the Blackfeet Nation's water resources, but will also eliminate the need to truck wastewater to disposal sites off reservation, thereby improving the economics of shale oil and gas exploration on the reservation. This exclusive services agreement is part of a broad effort by the Blackfeet Nation to sustainably develop their heritage lands, bring jobs to tribal members and improve the economic well-being of the tribe.

•

The Company was awarded the 2012 "North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment" by Frost & Sullivan. The Excellence in Best Practices Awards are presented each year to companies that are predicted to encourage significant growth in their industries, have identified emerging trends before they became the standard in the marketplace, and have created advanced technologies that will catalyze and transform industries in the near future. Frost & Sullivan's Product Leadership Award is a prestigious recognition of the Company's accomplishments in wastewater treatment for the U.S. oil and natural gas industry. As demand for disinfection equipment grows within the oil and natural gas industry, having the best available technology and leading environmentally-safe solution we believe will enhance Ecosphere's overall growth, serving the rapidly growing unconventional oil and natural gas market. We are currently in discussions to expand the adoption of our Ozonix® technology in other countries and in additional applications for non-chemical wastewater treatment. The 2012 Product Leadership Award recognizes Ecosphere's leadership in the field of advanced water treatment, specifically in providing energy exploration and production companies with a non-chemical solution that allows them to recycle flowback and produced water with an ozone-based advanced oxidation process. To benchmark Ecosphere's performance against key competitors, Frost & Sullivan's industry analyst compared product features and functionality, innovative elements of the product, product acceptance in the marketplace, customer value enhancements and product quality to competitive solutions that address microbial control and eliminate chemical usage at a lower cost.

•

The Company was chosen for the 2012 Artemis Top 50 Water Tech Listing. The Artemis Top 50 is the water industry's benchmark for innovation that matters. It identifies the new solutions that will meet the world's water challenges. The Top 50 are considered some of the most promising start-ups in the emerging high tech wave in water. The Company was selected by a panel that included experts from corporations such as Intel, Archer Daniels Midland, IBM, Ecolab and Syngenta as well as McKinsey, CH2M Hill, Carollo Engineers and Singapore's Public Utilities Board. The Artemis Project's selection of Ecosphere as a Top 50 Water Company for the third consecutive year is a tremendous honor and the Company is proud to be recognized for its innovations in water treatment for the oil and gas industry. Water innovation is a critical component to improved environmental performance for exploration and production companies, and as the industry continues to improve their water management practices to meet their production goals and environmental requirements successfully, they will also improve the economics of their operations and their relationships with the local communities in which they operate. To date, Ecosphere's patented Ozonix® technology has enabled oil and gas operators to recycle and reuse more than 2 billion gallons of water on approximately 600 oil and natural gas wells, eliminating the need for 1.6 million gallons of liquid biocides.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of costs to complete and earnings on uncompleted contracts, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of equity-based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC Topic 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts. Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is incurred. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of cost and estimated earnings on uncompleted contracts," a liability account.

Through March 31, 2012 and prospectively for production type contracts that do not qualify for use of the percentage completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC Topic 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period upon completion of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts". The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred and the equipment is operating according to specifications and has been accepted by the customer.

Field Services

Revenue from water treatment contracts is earned based upon the volume of water processed plus additional period-based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Some projects the Company undertakes are based upon our providing water processing services for fixed periods of time. Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Royalties

Revenue from technology license royalties will be recorded as the royalties are earned.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At September 30, 2012 and December 31, 2011, the Company has no product warranty accrual given the de minimis nature of actual warranty claims accompanied by a lack of historical warranty experience due to the two year warranty term.

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718-20-10, Compensation – Stock Compensation, which establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services. Under ASC Topic 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service. We follow the measurement and recognition provisions of ASC Topic 505-50, Equity Based Payments to Non-Employees, for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option-pricing model based upon certain assumptions which are contained in Note 16 to our unaudited condensed consolidated financial statements contained in this report. The BSM option-pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

Fair Value of Liabilities for Warrant Derivative Instruments

We estimate the fair value of each warrant liability with a repricing feature at the issuance date and at each subsequent reporting date by using the BSM option-pricing model based upon certain assumptions which are contained in Note 10 to our unaudited condensed consolidated financial statements contained in this report. The BSM model requires the input of highly subjective assumptions including the expected stock price volatility.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Three Months ended September 30, 2012 with the Three Months Ended September 30, 2011

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2012	2011	Change
	(Unaudited)	(Unaudited)
Revenues
Equipment sales and licensing	$6,193,362	$5,645,052	$548,310
Field services	1,133,021	2,562,279	(1,429,258)
Total revenues	7,326,383	8,207,331	(880,948)
Cost of revenues
Equipment sales and licensing	4,272,243	4,538,627	(266,384)
Field services	576,670	758,887	(182,217)
Total cost of revenues	4,848,913	5,297,514	(448,601)
Gross profit	2,477,470	2,909,817	(432,347)
Operating expenses:
Salaries and employee benefits	1,123,124	1,922,022	(798,898)
Administrative and selling	365,565	297,688	67,877
Professional fees	190,267	191,952	(1,685)
Depreciation and amortization	556,154	553,809	2,345
Research and development	15,819	67,797	(51,978)
Total selling, general and administrative	2,250,929	3,033,268	(782,339)
Gain on sale/disposal of fixed asset, net	(142,457)	—	(142,457)
Restructuring charge reversal	(62,000)	—	(62,000)
Total operating expenses	2,046,472	3,033,268	(986,796)
Income (loss) from operations	430,998	(123,451)	554,449
Other income (expense)
Interest expense	(111,261)	(148,851)	37,590
Other expense	—	(111)	111
Change in fair value of derivative instruments	87,724	29,421	58,303
Total other expense	(23,537)	(119,541)	96,004
Net income (loss)	407,461	(242,992)	650,453
Preferred stock dividends	(25,687)	(25,750)	63
Net income (loss) applicable to common stock	381,774	(268,742)	650,516
Net income applicable to noncontrolling interest of consolidated subsidiary	(65,789)	(1,040,156)	974,367
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$315,985	$(1,308,898)	$1,624,883

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The Company reported net income applicable to ETI common stock of $0.3 million during the three months ended September 30, 2012 as compared to a net loss applicable to ETI common stock of $1.3 million for the three months ended September 30, 2011. The drivers of the $1.6 million quarter-over-quarter favorability are discussed below.

Revenues

Revenues for the three months ended September 30, 2012 decreased $0.9 million over the three months ended September 30, 2011. The decrease in service revenue in the three month period was anticipated as the Company transitioned from the period when it was proving its technology in service work to fully executing upon its technology licensing and innovative manufacturing business model in 2012. During the transition, the Company will continue to decrease its service activity in the pretreatment of water used to hydraulically fracture natural gas and oil wells and the processing of flowback and produced waters as it increases revenues in equipment sales and licensing, as it has in the nine month period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company recognizes revenue under the percentage of completion method. During the three months ended September 30, 2012 the Company recognized revenue of (i) $0.2 million for the manufacture of two Ozonix® EF80 units (units 7 and 8) which were approximately 97% complete at June 30, 2012, (ii) $5.5 million for the complete manufacture of units 9 and 10 during the three months ended September 30, 2012, (iii) $0.1 million related to the commencement of the manufacture of units 11 and 12 which were 1.5% complete at September 30, 2012. The balance of the revenue and associated costs relating to units 11 and 12 will be recognized in the quarter ending December 31, 2012. In addition, the Company recognized $0.4 million for parts sold and services performed related to Ozonix® EF80 units in operation. During the three months ended September 30, 2011, the Company delivered its first two units under the Hydrozonix Agreement accounting for all the equipment sales and licensing revenue for the three months ended September 30, 2011.

Cost of Revenues

Cost of revenues amounted to $4.8 million for the three months ended September 30, 2012 as compared to $5.3 million for the three months ended September 30, 2011.

The decrease in costs of revenues is driven by (i) increased efficiencies and engineering changes bringing down the costs of manufacturing EF80s, and (ii) lower volumes in the services business.

Operating Expenses

Selling, general and administrative expense

Selling, general and administrative expenses for the three months ended September 30, 2012 were $2.3 million compared to $3.0 million for the three months ended September 30, 2011. The $0.8 million decrease in expense is the result of lower salaries and employee benefits costs primarily driven by lower equity-based compensation in the current period.

Gain on sale of fixed assets

In September 2012, the Company sold a water treatment unit that had been part of its historical fixed assets. The net book value of such unit was written off pursuant to a September 2010 impairment charge. The Company incurred costs of $33,933 to bring the unit to saleable condition. Such costs are included in capital expenditures. The Company received proceeds of $206,000 for the unit and, accordingly, recognized a gain of $172,067 on the transaction. Partially offsetting this gain was a loss on the disposal of certain demo equipment amounting to $29,610.

Reversal of restructuring charge

Based upon a review of the reserve performed during the third quarter of 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000. The Company adjusted the reserve accordingly as indicated in the accompanying unaudited condensed consolidated statements of operations line item “Restructuring charge reversal” of $62,000.

Income (Loss) from Operations

Income from operations for the three months ended September 30, 2012 was $0.4 million compared to a loss of $0.1 million for the three months ended September 30, 2011. See discussion above under "Revenues," "Cost of Revenues" and "Operating Expenses" for details.

Interest Expense

Interest expense was largely consistent with the same period in the prior period. The minor decrease in the 2012 period versus the same period in 2011 is driven by the timing of borrowings and repayments in the respective periods.

Net Income Applicable to Noncontrolling Interest in Consolidated Subsidiary

Income applicable to the noncontrolling interest in our EES consolidated majority-owned subsidiary decreased by $1.0 million due to the decreased performance in the services business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Nine Months ended September 30, 2012 with the Nine Months Ended September 30, 2011

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2012	2011	Change
	(Unaudited)	(Unaudited)
Revenues
Equipment sales and licensing	$17,620,069	$5,645,052	$11,975,017
Field services	6,692,213	7,157,463	(465,250)
Total revenues	24,312,282	12,802,515	11,509,767
Cost of revenues
Equipment sales and licensing	12,942,666	4,728,466	8,214,200
Field services	2,092,252	1,993,305	98,947
Total cost of revenues	15,034,918	6,721,771	8,313,147
Gross profit	9,277,364	6,080,744	3,196,620
Operating expenses:
Salaries and employee benefits	3,691,375	7,134,104	(3,442,729)
Administrative and selling	1,182,788	1,053,504	129,284
Professional fees	567,622	1,062,291	(494,669)
Depreciation and amortization	1,657,324	1,615,951	41,373
Research and development	28,290	203,617	(175,327)
Total selling, general and administrative	7,127,399	11,069,467	(3,942,068)
Gain on sale/disposal of fixed asset, net	(142,457)	—	(142,457)
Restructuring charge reversal	(62,000)	—	(62,000)
Total operating expenses	6,922,942	11,069,467	(4,146,525)
Income (loss) from operations	2,354,422	(4,988,723)	7,343,145
Other income (expense)
Interest expense	(286,602)	(460,347)	173,745
Loss on conversion, net	—	(94,826)
Other income	4,627	484	4,143
Change in fair value of derivative instruments	1,729	5,533	(3,804)
Total other income (expense)	(280,246)	(549,156)	174,084
Net income (loss)	2,074,176	(5,537,879)	7,517,229
Preferred stock dividends	(77,125)	(77,250)	125
Net income (loss) applicable to common stock	1,997,051	(5,615,129)	7,517,354
Net income applicable to noncontrolling interest of consolidated subsidiary	(810,420)	(1,353,954)	543,534
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$1,186,631	$(6,969,083)	$8,060,888

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The Company reported net income applicable to Ecosphere Technologies, Inc. common stock of $1.2 million during the nine months ended September 30, 2012 as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $7.0 million for the nine months ended September 30, 2011. The drivers of the $8.1 million year-over-year favorability are discussed below.

Revenues

Revenues for the nine months ended September 30, 2012 increased $11.5 million over the nine months ended September 30, 2011. The increase in revenue is driven by the Company recognizing revenue related to the completion and delivery of six Ozonix® EF80 units in the 2012 period versus two units in the 2011 period. In the 2011 comparable period, the Company delivered its first two Ozonix® EF80 units under the Hydrozonix Agreement. Partially offsetting the revenue increase were lower sales from activities surrounding the pretreatment of water to hydraulically fracture natural gas wells and the processing of flowback and produced waters (services business) in third quarter impacting 2012 year-to-date revenues.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost of Revenues

Cost of revenues amounted to $15.0 million for the nine months ended September 30, 2012 as compared to $6.7 million for the nine months ended September 30, 2011.

During the 2012 period, “Cost of revenues-equipment sales and licensing,” includes the costs of the manufacture of six Ozonix® EF80 water treatment units sold to Hydrozonix versus costs related to the manufacture of two units sold in the 2011 period.

In addition, included in "Cost of revenues-field services," for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of the water treatment and Ecos-Frac® Tank units which were slightly higher, despite lower sales volume, due to repair and maintenance costs in the 2012 period resulting from a major equipment refurbishment effort underway.

Operating Expenses

Selling, general and administrative expense

Selling, general and administrative expenses for the nine months ended September 30, 2012 were $7.1 million compared to $11.1 million for the nine months ended September 30, 2011. The $3.9 million decrease in expense is primarily the result of (i) $3.4 million less in salaries and employee benefits primarily driven by lower equity-based compensation in the current period, (ii) $0.5 million less in professional fees resulting from increased costs in the comparable 2011 period as a result of the negotiation of the Hydrozonix Agreement and other legal matters in that period, and (iii) $0.2 million less in research and development costs. These cost decreases were partially offset by slightly higher depreciation and administrative and selling expenses associated with the Company growth.

Gain on sale of fixed asset

In September 2012, the Company sold a water treatment unit that had been part of its historical fixed assets. The net book value of such unit was written off pursuant to a September 2010 impairment charge. The Company incurred costs of $33,933 to bring the unit to saleable condition. Such costs are included in capital expenditures. The Company received proceeds of $206,000 for the unit and, accordingly, recognized a gain of $172,067 on the transaction. Partially offsetting this gain was a loss on the disposal of certain demo equipment amounting to $29,610.

Reversal of restructuring charge

Based upon a review of the reserve performed during the third quarter of 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000. The Company adjusted the reserve accordingly as indicated in the accompanying unaudited condensed consolidated statements of operations line item “Restructuring charge reversal” of $62,000.

Income (Loss) from Operations

Income from operations for the nine months ended September 30, 2012 was $2.4 million compared to a loss of $5.0 million for the nine months ended September 30, 2011. See discussion above under "Revenues," "Cost of Revenues" and "Operating Expenses" for details.

Interest Expense

Interest expense was lower by $0.2 million in the 2012 period due to less debt outstanding driven by significant debt payoffs in the later part of the 2011 period.

Net Income Applicable to Noncontrolling Interest in Consolidated Subsidiary

Income applicable to the noncontrolling interest in our EES consolidated majority-owned subsidiary decreased by $0.5 million due to the decreased performance in the service business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Operations:

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2012, compared to $0.1 million for the nine months ended September 30, 2011.

2012 Period

Cash provided by operating activities in the 2012 period of $3.0 million resulted from net income applicable to Ecosphere common stock of $1.2 million, non-cash charges of $3.7 million, partially offset by a $1.9 million use of cash resulting from working capital changes.

Non-cash charges included (i) depreciation and amortization of $1.7 million, (ii) vesting of options and restricted stock of $1.2 million, (iii) $0.8 million in income allocable to noncontrolling interests, (iv) $0.1 million gain on the sale of fixed assets (proceeds are in the investing section), and (v) $0.2 million in debt accretion.

Changes in working capital amounted to a use of $1.9 million in cash and were largely due to increases in accounts receivable which are driven by timing of collections and decreases in accounts payable and accrued liabilities due to timing of payments. See the unaudited condensed consolidated statements of cash flows for additional details.

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

Investing:

The Company’s net cash provided by investing activities was $0.1 million during the nine months ended September 30, 2012 compared to net cash used in investing activities of $0.6 million for the nine months ended September 30, 2011.

2012 Period

Proceeds from the sale of a fixed asset amounted to $0.2 million which was partially offset by capital expenditures of $0.1 million.

2011 Period

Expenditures during the 2011 period were driven by the Company's requirements in servicing the Hydrozonix Agreement.

Financing:

The Company’s net cash used in financing activities was $1.5 million for the nine months ended September 30, 2012 compared to net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2011.

2012 Period

The Company's net cash used in financing activities consisted of a $1.6 million cash distribution to the noncontrolling partners of the Company's wholly-owned EES subsidiary and $0.3 million in debt repayments. Partially offsetting these uses of cash was $0.4 million in cash proceeds from option and warrant exercises and warrant modifications.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Liquidity

In March 2011, EES and the Company signed a 20-year manufacturing and licensing agreement with Hydrozonix for an exclusive sublicensing of the Company’s patented Ecosphere Ozonix® technology in the domestic onshore oil and natural gas exploration and production industry in exchange for minimum purchase commitments for the Company’s new Ozonix® EF80 units. Hydrozonix must purchase at least eight Ozonix® EF80 units per year to maintain their exclusive license and will pay EES a continuing royalty based upon Hydrozonix income before interest and taxes from those units. As of September 28, 2012, the Company has delivered ten Ozonix® EF80 units pursuant to this arrangement.

Management believes that the Hydrozonix transaction will provide working capital sufficient to maintain operations for more than the next 12 months assuming Hydrozonix continues to purchase units in order to maintain its exclusivity. In addition, while EES has an exclusive license for the global energy market, Ecosphere owns 100% of all non-energy related Ozonix® applications. These industries include, but are not limited to, mining and minerals, municipal wastewater, industrial wastewater, marine wastewater, food processing and agriculture. The Company is seeking financial partners and potential licensees to expand its Ozonix® technology into other industries and applications. If we are successful in these efforts, we anticipate that we will have additional liquidity.

Contractual Obligations

During the period covered by this report, there were no material changes to our contractual obligations table.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 17 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

In accordance with ASC Topic 730-10, Research and Development, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. Research and development costs were de minimis during the nine months ended September 30, 2012 and $0.2 million in costs were recognized for the nine months ended September 30, 2011.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including seeking financial partners and licensees to expand our technology into other industries, delivery of units in the 4th quarter, anticipated and potential revenue, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to finance the Company’s revenue generating equipment, the ability to locate a partner to finance the use of our technology in other markets and our ability to reach definitive agreements with one or more partners, issues with our relationship with Hydrozonix, Hydrozonix suffering liquidity issues, unexpected delays and problems in manufacturing the Ozonix® units including delays in the receipt of, or problems with, parts from component manufacturers, general reluctance of businesses to utilize new technology and continued positive results in the field.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances as of September 30, 2012 were held in insured depository accounts, none of which exceeded insurance limits.

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

ECOSPHERE TECHNOLOGIES, INC.

November 9, 2012	/s/ Charles Vinick
Charles Vinick
Chief Executive Officer
(Principal Executive Officer)

November 9, 2012	/s/ Barbara Carabetta
Barbara Carabetta
Interim Chief Financial Officer
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
***

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended September 30, 2012 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.