Form 10-K
period 2012-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2013-04-02
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was approximately $71,700,000.

The number of shares outstanding of the registrant’s common stock, as of March 29, 2013, was 153,618,062.

PART I

ITEM 1.

BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI”, “we”, “us”, “our” or the “Company”), is a water engineering, technology licensing and innovative manufacturing company that develops environmentally responsible water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five United States (“U.S.”) patents and additional patents pending for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process (“AOP”) that is currently being used by energy exploration companies to treat and recycle wastewater, reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

Our Business Strategy

Since 2007, our management team has been executing on a business strategy that is driven by “Open Innovation” and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley.  The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration.  In response to this concept, we developed the “Open Innovation Network”, our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental water challenge,

2.

Invent new technologies and file patents,

3.

Partner with industry leaders,

4.

Commercialize and prove the technology with ongoing services paid for by customers and industry leaders,

5.

License the patented, commercialized technologies to well capitalized partners, and

6.

Create recurring revenues and increase shareholder value.

From inception in 1998, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water challenges.  Our patented Ozonix® technology is a high volume, AOP designed to treat and recycle industrial wastewater without the use of toxic chemicals.

In addition to Ozonix®, we have developed an extensive portfolio of intellectual property that includes over 30 patents and trademarks that have been filed and approved in various locations around the world.  These patented technologies can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems.  Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints.  Our current focus is on licensing Ecosphere’s patented Ozonix® technology, although our other technologies and patents remain a viable part of our long-term licensing strategy.

Our Ozonix® Technology

Our patented Ozonix® technology offers customers a chemical-free alternative to high-volume water treatment and recycling for a diverse range of industries including, but not limited to, oil and gas, mining, municipal wastewater treatment, power generation, metals, industrial, pulp and paper, food and beverage, agriculture, pharmaceuticals, manufacturing and more.  Ecosphere's patented Ozonix® water treatment technology is unique because it uses a proprietary combination of advanced oxidation processes rather than chemicals to treat and recycle industrial wastewater.  Ozonix® combines various forms of advanced oxidation including ozone, hydrodynamic cavitation, acoustic cavitation, and electro-oxidation into one process to oxidize organic and inorganic materials found in industrial wastewaters for re-use and offers broad-spectrum water treatment capabilities.  This includes the destruction and oxidation of organic matter, bacteria, biofilms, heavy metals, hydrocarbons and sulfides that are typically found in industrial wastewaters.

Recent Developments

We continued to execute our business strategy in 2012 and have completed all of the six stages required to prove our business model and “Open Innovation” strategy, with respect to the commercialization and licensing of our patented Ozonix® technology and its ability to reduce and/or eliminate chemicals used during industrial wastewater treatment.

Open Innovation.
A Proven Business Model

ecosphere TECHNOLOGIES INC.

Step 1	Identify an Environmental Challenge	+ Hydraulic Fracturing
Step 2	Invent New Technologies & File Patents	OZONIX®
Step 3	Partner with Industry Leaders	NEWFIELD; SWN Southwestern Energy®
Step 4	Commercialize the Technology	
Step 5	Sell or License the Technology	HYDROZONIX
Step 6	Increase Shareholder Value

Since 2008, Ecosphere Energy Services, LLC ("EES") our 52.6% owned subsidiary, has recycled over 2.8 billion gallons of flowback and produced water for over 700 oil and natural gas wells in the United States. EES is currently providing its services to subsidiaries of Southwestern Energy Company (“Southwestern”) and Newfield Exploration Company (“Newfield”) two major energy companies engaged in natural gas production. In March 2011, Ecosphere and EES signed an exclusive long-term agreement with Hydrozonix, LLC to license its Ozonix® technology and business model to treat oil and gas exploration waters for the domestic U.S. onshore oil and gas industry. This exclusive Ozonix® license has been contingent upon Hydrozonix maintaining orders of two Ozonix® EF80 units per quarter. Ecosphere has manufactured 12 Ozonix® EF80 units to date for Hydrozonix and recently completed Units 13 and 14. The Hydrozonix agreement was the major contributor to the Company’s over $31 million in revenues in 2012.

As a result of Hydrozonix’s failure to issue a binding purchase order for Units 13-14 and make the required progress payments, the Company’s revenue prospects for the first quarter of 2013 are uncertain as of the filing of this Report.  On March 31, 2013, we issued a notice to Hydrozonix, which gave them until April 15th to cure the failure to make payment.  If Hydrozonix does not pay for Units 13-14 and issue a binding purchase order for Units 15-16 with the appropriate progress payment by April 15, 2013 we will not be able to recognize the sale of these units in the first quarter of 2013. If Hydrozonix loses its exclusivity by not purchasing units 13-14 and ordering units 15-16 by April 15th, we will aggressively market Units 13-14 to oil and gas service companies that are well positioned and well capitalized to service the major oil and gas exploration companies. This effort will help to maximize our market penetration of Ozonix® into the domestic and global oil and gas exploration and production market. See Item 1. “Description of Business – Hydrozonix Agreement” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

CURRENT BUSINESS

Overview

Through EES, our 52.6% majority owned subsidiary, Ecosphere is engaged in successfully providing high volume, mobile water treatment and recycling services to major energy exploration companies throughout the United States utilizing Ecosphere’s patented Ozonix® technology.  The industry acceptance of this technology is demonstrated by the Company providing water treatment and recycling services on over 700 oil and natural gas wells to date, and the Exclusive Sublicense and Manufacturing Agreement signed with Hydrozonix for water treatment in the U.S. onshore oil and gas exploration and production industry (the “Hydrozonix Agreement”).  The revenues over the past three years from servicing the oil and gas industry prove that the Ecosphere Ozonix® technology is commercially viable and have fueled the continuing development of Ozonix® technologies. Additional energy applications where our technologies will allow companies to optimize revenues and recycle the bulk of their production waters outside of global hydraulic fracturing include offshore oil and natural gas production, enhanced oil recovery, as well as coal and power generation applications to treat various wastewaters.

Ecosphere’s patented Ozonix® technology has the ability to treat industrial wastewaters or drinking waters without using liquid chemicals in a variety of industries.  While EES has an exclusive license for global energy applications, Ecosphere owns 100% of all non-energy related Ozonix® applications.  These industries include mining, agriculture, and municipal wastewater, as well as the others listed in the section titled “Other Ozonix® Wastewater Treatment Applications” of this Report.

The Company continues to actively seek customers, financial partners and licensees to expand its Ozonix® technologies into other industries and markets in the U.S. and globally.  The Company recently signed a letter of intent to expand the Ozonix® technology into the mining industry and is engaged in meaningful discussions with parties concerning one other vertical.

Water and Energy

The two most important resources for the world are water and energy.  Water and energy production are two highly interconnected sectors. Energy is used throughout the water production and distribution system to supply water to its various end users.  Water is essential to the production of energy.  At present, water is used to cool power generation plants, flows through turbines at hydroelectric dams, irrigates crops used to produce biofuels, and is pumped underground to crack open rock formations allowing oil and gas to flow to the surface via the wellbore.  The role of water in the energy sector is increasingly critical as many future sources of fossil fuels, including oil sands and unconventional natural gas and oil reserves, are water intensive to induce production.  Other energy sources that may be useful for combating climate change, such as carbon capture and storage, biofuels, and nuclear power, also require large volumes of water.  It is estimated that agriculture uses 70% of all freshwater withdrawals whereas energy uses only 8% of freshwater withdrawals.  However, growing populations and growing demand from other industries will likely squeeze energy’s already thin share of water, especially in those parts of the world experiencing water scarcity.  When constraints on water resources are coupled with pressures to reduce greenhouse gas emissions, the challenges for new energy projects grow exponentially.  Therefore, there is a burgeoning demand for finding and implementing solutions that reduce water use and increase water recycling.

Resource Plays: Oil and Natural Gas

Oil and natural gas recovered from resource plays are now considered to be the next step forward in the fossil-fuel or hydrocarbon recovery challenge.  The large volume and long-term production from these resource plays are driving greater exploration and exploitation opportunities.  On a global basis, resource plays represent a potentially recoverable resource equal to or exceeding the known conventional natural gas reserves in the world.

In a conventional oil and gas field, vertical wells are drilled into conventional sandstone and carbonate hydrocarbon reservoirs, which can be as deep as one to six miles beneath the surface.  With resource plays, the oil and natural gas trapped in unconventional, low porosity and permeability, sandstone, carbonate and shale formations is accessed by horizontal well bores of up to two miles in length.  The oil and natural gas is brought to the surface using a technique known as hydraulic fracturing, which fractures these reservoirs and allows the flow of hydrocarbons to the surface.  The success of hydraulic fracturing in these unconventional reservoirs is driving the explosive growth of exploiting these previously nonproducing reservoirs.  Hydraulic fracturing employs large volumes of water, proppants such as sand or bauxite, and chemicals (unless the Ozonix® process is used), to open fractures in the reservoir rock that in turn allow the flow of gas or oil to the surface.  An energy company will typically use between 3,000,000 and 5,000,000 gallons of water to hydraulically fracture a single well.

Hydraulic fracturing fluid is created by taking fresh or brackish water, often taken from surface water systems such as rivers or ponds, and mixing it with chemical additives such as biocides, to eliminate the aerobic and anaerobic bacteria found in the source water, and scale inhibitors, to prevent chemical corrosion within the steel-cased wellbore.  After the hydraulic fracturing process occurs, this fluid returns to the surface as flowback and produced water via the well bore.  Oil and gas producers are then forced to deal with these wastewaters.  These wastewaters are typically contaminated with highly resistant bacteria, biofilms, sulfur, heavy metals and high concentrations of salt that also comes from the formation.  Additionally, a wide range of the liquid chemicals used to initially fracture the well are present.

The conventional method of handling this wastewater is to dispose of it either in deep injection disposal wells or in evaporation ponds.  These methods require extensive trucking of the water, which is expensive and harmful to the environment.  To counteract this expense and harm, Ecosphere developed Ozonix®, which is currently being used by many of the leading oil and gas operators around the United States to treat and recycle their flowback and production waters.  Typically, Ozonix® is used at the well site to condition flowback and production fluids in order to create clean brine with a product we call Ecos-Brine®.  This bacteria and scale free fracturing fluid is then used to hydraulically fracture oil and natural gas wells. This allows operators to reduce their water consumption, control their water handling, transportation and treatment costs and to reduce their overall environmental impact.

ECOSPHERE ENERGY SERVICES, LLC

Ecosphere has issued EES, a majority-owned subsidiary of the Company, an exclusive worldwide license, solely for the energy field of use, for the Ecosphere Ozonix® technology.

EES, a leader in the field of advanced water treatment, provides energy exploration and production companies with an environmentally friendly water treatment solution that allows them to recycle flowback and produced waters during hydraulic fracturing operations. The patented Ecosphere Ozonix® process is a revolutionary AOP that is currently being used by energy exploration companies around the United States to reduce costs, increase treatment efficiencies and reduce the use of liquid biocide and scale inhibiting chemicals. A recipient of Frost & Sullivan's 2012 North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment, Ecosphere and EES have enabled oil and gas customers to treat, recycle and reuse over 2.8 billion gallons of water on more than 700 oil and natural gas wells in major shale plays around the United States since 2008.  In February 2013, we were nominated to be an Energy Innovation Pioneer for the IHS CERA Week.  This program aims to identify the most innovative and distinctive new technologies in the energy spectrum.  HIS CERA Week has been held for the past 32 years.

Ecosphere developed the Ecosphere Ozonix® technology in the second half of 2007 and began testing it in late 2007 and mid 2008-thru 2009 in the Barnett Shale producing area of North Texas, and Woodford Shale area of Oklahoma.  This testing proved that the Ecosphere Ozonix® process is able to efficiently and cost-effectively oxidize organic and inorganic materials in flowback and produced water to provide a pre and post treatment solution to the disposal of this wastewater by remediating it and allowing its reuse in the hydraulic fracturing process.

In July 2009, the Corporation Commission of Oklahoma approved a permit application by Newfield Exploration (“Newfield”) to build and operate an Ozonix® water recycling plant to treat flowback and produced waters to a level that could be discharged to the ground for soil farming.  Although this was a major accomplishment for the Company, Newfield elected to use Ozonix® to treat and recycle water for reuse within their drilling operations.  As of the date of this filing, we still provide Ozonix® water treatment and recycling services to Newfield Exploration in Oklahoma.

In the first quarter of 2009, we manufactured and began testing a new Ozonix® product line built specifically for oil and gas hydraulic fracturing operations, the Ozonix® Ecos-Frac® series. In July 2009, the Company entered into a Master Service Agreement with two subsidiaries of Southwestern and received a work order under this agreement for the deployment of Ozonix® Ecos-Frac® units to pre-treat water used to fracture natural gas wells in the Fayetteville Shale.  Following the expiration of that Agreement in November 2012, we have continued to provide services to Southwestern under our Master Services agreement and have recently been awarded a bid for current and future work. EES continues to service Southwestern Energy today and our Ozonix® technology allows them to treat and recycle a significant amount of their production waters. This Agreement and the most recently received Southwestern work order have demonstrated the effectiveness of the Ozonix® Ecos-Frac® product line and has been integral to the continued development of Ecosphere’s patented Ozonix® technology, which has now been used to successfully treat and recycle over 2.8 billion gallons of water on over 700 oil and natural gas wells around the United States.

Hydrozonix Agreement

Because of the Hydrozonix Agreement, our EES business plan has been to maintain our existing service operations for our two energy customers and support Hydrozonix, as they continue to expand operations in other major resource plays in the domestic, onshore oil and gas production market. Hydrozonix has been servicing its energy customers in the Eagle Ford shale play and the Permian Basin, as well as conducting pilots in all major shale plays around the United States.  Hydrozonix has been successful at obtaining numerous Master Service agreements with major energy producers. Because of the Hydrozonix agreement, we have been limited to servicing our two energy customers in the U.S. We are exploring potential strategic relationships to extend the use of our patented Ozonix® technology beyond oil and gas exploration in a variety of energy related industries and applications both in the U.S. and globally.

In March 2011, Ecosphere and EES entered into the Hydrozonix Agreement.  Under this Agreement, Hydrozonix is required to purchase two Ozonix® EF80 units per quarter for two years in order to maintain its exclusivity.  Following the expiration of the two-year period, Hydrozonix must purchase eight Ozonix® EF80 units per year to continue its exclusivity.  Ecosphere delivered the initial two Units in September 2011 and has continued to deliver two Ozonix® units per quarter through the end of 2012.  In 2013, Ecosphere commenced production of Units 13-14 but Hydrozonix failed to immediately issue a purchase order or make the required progress payments.

In February 2013 Ecosphere entered into an Agreement with Hydrozonix through which Hydrozonix issued a contingent purchase order for Units 13-14 and is required to pay for the two Ozonix® EF80 units by March 31, 2013, subject to a 15 day cure period.  If Hydrozonix has failed to pay for Units 13-14 and issue a binding purchase order for Units 15-16 with the appropriate progress payment by April 15, 2013, it shall lose its exclusivity.  Under that February 2013 Agreement, Hydrozonix agreed that if they failed to make the payments for Units 13-14 and issue the purchase order and deposit for Units 15-16, they would in fact lose their exclusivity without any further legal recourse.  This agreed  concession was important to Ecosphere since it eliminated any potential delay and attendant legal expenses in regards to this issue.  More importantly, the agreed upon terms allow EES to immediately open up the market to our patented Ozonix® technology for all of the major service companies to have access to, as opposed to having just one licensee. For one or more quarters, our revenues might be reduced and we may experience cash flow issues.  If Hydrozonix is able to cure their failure to pay for Units 13-14 and order Units 15-16 by April 15th and continue purchasing Ozonix® EF80 units per our agreement, we will support them in their exclusive licensee role. We view the Hydrozonix relationship much like Apple did with AT&T and the IPhone where the early exclusive relationship benefited both the intellectual property company (Apple) and the exclusive value added reseller (AT&T). After that initial period Apple expanded its value added reseller base by adding Verizon and other value added resellers to market its products.  If Hydrozonix is not able to secure their financing per our signed Agreement, we will pursue an aggressive strategy to attract additional partners to be able to gain more market share for our Ozonix® technology in the U.S. onshore oil and gas exploration industry.

Onshore Oil and Gas Produced Water Recycling

The produced water market is expected to grow from $5 billion in 2010 to $9.9 billion in 2025; and the need for clean reusable water will increase accordingly.  The produced water treatment equipment market is also set to grow from $693 million in 2010 to $2.9 billion in 2025.  Hydraulic fracturing, or “fracking,” requires millions of gallons of water to be mixed with very fine sand forced down the well at high pressure in order to produce oil or natural gas. During the first few weeks of operations, millions of gallons of contaminated flowback water return to the surface. Prior to the introduction of Ozonix®, this flowback water had to be loaded into tanker trucks and hauled away to deep-injection disposal sites or evaporating ponds.  Ecosphere’s patented Ozonix® technology has eliminated the need for wastewater trucking and allows operators to re-use 100% of their treated water. Ozonix® provides long-term resource sustainability to end users and also provides operators with a total water management solution for on-site microbial control and scale-inhibition.

Offshore Oil and Gas Produced Water Recycling

Offshore drilling has accounted for approximately one-quarter of total U.S. natural gas production over the past two decades and almost 30% of total U.S. oil production in recent years.  We believe that our Ozonix® technology can be used to treat produced and flowback water for re-injection into the formations for both onshore and offshore drilling programs.  This process is known as enhanced oil or gas recovery.  It is a process where the flowback and produced waters are presently treated with chemicals and or membrane systems to kill bacteria and remove scale so that the produced fluids may be used to keep the pressure in the formation where the oil or gas is being recovered.  Entrance into the offshore market will be dependent upon the identification of the appropriate licensee and a determination as to the opportunity cost versus expansion into other applications and territories.

Coal Applications

Coal mining and coal-fired power plants are a part of the field of use for EES’ Ozonix® technology license.  Coal continues to remain one of the world’s primary resources for producing electricity. It also has a much-debated reputation for being an unclean energy source and is highly regulated. One of the greatest challenges facing coal mining operators and coal-fired power plant operators is how to minimize the environmental impact of their operations while increasing production output. With its unique and patented Ozonix® technology, Ecosphere can help operators increase production capacity, while adhering to environmental regulations.  We believe we can reduce the sulphur and pyrite irons from the mined coal and thereby increase profitability for mining operators and assist end users including coal fired power plants in meeting stringent environmental standards.

Favorable Environment

There is a large “green” movement in the U.S. for identifying, developing and using cleaner and more eco-friendly sources of energy.  President Barack Obama’s stated objective is to transform the entire U.S. economy and move it onto a greener path.  He links energy and climate change to national security, citing the nation’s dependence on fossil fuels, and foreign oil imports in particular, as a dangerous and urgent threat.  President Obama has said that clean energy is a high priority for his administration.

On December 7, 2009, the U.S. Patent and Trademark Office announced its pilot program to expedite the examination of patent applications directed to certain green technology inventions.  Secretary of Commerce, Gary Locke, indicated that the pilot program was limited to the first 3,500 of the “most promising inventions.”  Ecosphere was awarded four Ozonix® patents under this pilot program and has more recently received a fifth patent for the Ecosphere Ozonix® process which was issued after the expiration of the pilot program.

Competition

We have been unable to identify any other company in the world that can provide oil and gas operating companies with clean, bacteria-free hydraulic fracturing fluid at the flow rate of the frac i.e., up to 120 bbls per minute or 5,000 gallons per minute without the use of chemicals.  Although competitors are coming to market with alternatives to traditional chemical fracturing processes, we are not aware of any other company that has a commercial, mobile wastewater treatment process that eliminates the use of liquid chemicals on the front end of a hydraulic fracturing treatment in real time.  Because most oil and gas operating companies are using chemicals in their completions solutions, Ecosphere’s primary competitors/substitutes (on the front end) continue to be the major chemical companies, such as Nalco (a division of Ecolab, Inc.) and Champion that manufacture and sell chemicals to oil and gas operators.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Energy companies use a myriad of different approaches to dealing with wastewaters and production fluids, which are byproducts of hydraulic fracturing.  The primary method of dealing with these waters throughout the U.S. is hauling them to permitted underground injection sites.  In some cases vapor distillation technology is being used to treat flowback and produced waters at disposal facilities.  We treat flowback and produced waters at the well site allowing our energy customers to treat and recycle 100% of their produced and flowback waters.  We believe our Ecosphere Ozonix® technology is a more cost effective alternative that energy companies prefer due to cost considerations, treatment effectiveness and the mobility of our solution.

Our competitive advantages include cost and the ability to recycle much higher volumes of flowback and produced waters.  The footprint of the Ecosphere Ozonix® mobile water treatment technology is considerably smaller than the footprint of competitive solutions to treat the same volumes of flowback and produced waters and has been further reduced with the development of the Ozonix® EF80.  Unlike our competition, the Ecosphere Ozonix® process does not need a particular water temperature or pH level with expansion capability to receive continuous water flow for treatment at high volume. Ozonix® gives operators broad-spectrum treatment capabilities at the well site.

It should be noted that our competitors, including the major chemical companies and pressure pumping companies, like Halliburton, Schlumberger and Baker Hughes all have more robust financial, management, engineering, technical, sales, and marketing resources than we do.  Despite the competitive advantages of our competitors, Ecosphere has treated more than 2.8 billion gallons of fracturing fluid on more than 700 oil and natural gas wells around the United States.

Manufacturing

We design, develop and manufacture all Ozonix® units at our Company headquarters in Stuart, Florida using our in-house production facilities and a network of selected original equipment manufacturers to supply components.  Our design engineering and manufacturing teams continue to improve our products at this manufacturing and production facility.

We have invested in proven development techniques including CAD/CAM, Finite Element Analysis and Modeling.  In addition, during 2010, Ecosphere secured an adjacent building to provide for expansion of our manufacturing capabilities and we have continued to invest in additional machining tools and equipment to bring more fabrication in-house.  This reduces both our cost and time to completion for units being built in this facility.  We also believe that there is a benefit in increased quality.  We have also expanded our manufacturing staff capabilities through training or specialized hires.  We expect to continue this investment, as we believe this will produce significant benefits in terms of higher quality, faster completion and lower costs.  Certain processes and components will continue to be fabricated offsite. We also continue to invest in maintaining our ISO 9000 certification.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs as well as inbound marketing techniques to bring potential customers to our website to learn about our unique technologies and product offerings.  We have developed a marketing and communications strategy with our website design team to place our Company information and ads on various industry websites.  Current marketing opportunities include attendance at key trade shows, presentations to industry and analyst groups and one on one conferences as appropriate. The Company employs a Director of Business Development who is working with management to expand our business to other industry applications, as well as assisting in expanding business for EES.  In 2012 the Company engaged ICR, Inc. ("ICR") to serve as its integrated investor and public relations firm.  As part of its public relations services, ICR provides the Company with business coverage, which helps promote the Company's patented Ozonix® technology.

Government Regulation and Environmental Laws

There are numerous state and federal regulatory legislative initiatives under consideration.  While passage of broad sweeping legislation at the federal level does not seem likely in in the current political climate, there are a number of state regulatory initiatives that may regulate disposal of produced water in deep injection wells and require disclosure of chemicals used in hydraulic fracturing. We believe any regulatory initiative would likely have a positive effect on the adoption of our Ozonix® technology that enables reduced usage of toxic liquid chemicals and 100% recycling of flowback and produced waters. Such bans on disposal of flowback and produced water in wells is likely to encourage the recycling of these waters with the Ozonix® process.  Conversely, banning hydraulic fracturing, as Vermont has done, or imposing a moratorium as New York did, can have an adverse effect since it removes a potential source of business for our Ozonix® technology.  Additionally, some local communities have either banned hydraulic fracturing or imposed moratoriums.

Additionally, the coal industry faces heavy environmental regulation at all levels starting at the federal level where the Environmental Protection Agency (the “EPA”) implements regulations under the Clean Air Act.  The EPA’s general regulatory thrust has been to zealously protect the environment and ameliorate climate change; at the same time business interests are treated less favorably.  In 2012, the EPA imposed a moratorium known as the “new source performance standards” on new coal-fired plants, plus other rules that are forcing utilities to shut down older plants and invest billions of dollars in facility upgrades.  Under the new source performance standards, all future power plants running on coal or gas must not emit more than 1,000 pounds of carbon dioxide per megawatt-hour.  While the average U.S. natural gas plant emits 800 to 850 pounds per megawatt-hour, coal plants emit an average of 1,768 pounds of carbon dioxide per megawatt-hour.

ECOSPHERE EXPLORATION AND MINING SERVICES, LLC

Ecosphere Exploration and Mining Services, LLC ("EEMS") is a wholly-owned subsidiary of the Company.  Our management team is planning to implement a strategy similar to that employed with EES, which is to apply the Ozonix® process to recycle water and reduce toxic chemicals used in the mining and processing of gold, silver, and other valuable minerals.  EEMS will partner with select mining companies as EES did in the oil and gas industry to commercialize the Ozonix® process for mining applications other than coal, which is part of the EES license.  We believe that the use of toxic chemicals like cyanide and sulfuric acid in the mining industry is a tremendous business opportunity for us.  Water recovery and pollution problems caused by mining include acid mine drainage, metal soil contamination and increased contaminated sediment levels in streams, lakes and rivers.  These issues can be managed using our Ozonix® process.  The EPA estimates that there are more than 600,000 mines in the United States, most of which are abandoned, and that have polluted over 180,000 acres of reservoirs and lakes, and 12,000 miles of streams.  Without remediation and reclamation of these mines, they will continue to discharge toxic metals in water streams.  Our research indicates that the Ecosphere Ozonix® process produces a much safer and stronger oxidant that can be used in place of these toxic chemicals to increase ore recovery rates and decrease the use of the toxic chemicals.  Additionally, our Ozonix® process can be utilized to treat toxic water storage sites.

In February 2013, we entered into a letter of intent with a Colorado-based company named Dominion Water LLC which is under common ownership with a group that owns gold and silver mining properties.  The company is led by businessman Tom Weins who is a former Colorado state senator. Additionally, one of the principals of this group is Mr. Jimmac Lofton, a member of our board of directors. The purpose of the letter of intent is to prove the feasibility of using our Ozonix® technology in order to improve the recovery of gold and silver ore from mining operations as well as to treat and recycle the mining wastewater which is created in the operations.  Assuming we are successful, we expect to enter into a definitive sublicense agreement providing this third party with exclusive rights to exploit our Ozonix® in mining (other than coal) in the State of Colorado.

Other Ozonix® Wastewater Treatment Applications

We intend to market the Ecosphere Ozonix® technology wherever there are large volumes of industrial wastewaters and drinking waters that need innovative solutions to treat, recycle and reuse water resources.  Since 2008, Ecosphere has been focused on hydraulic fracturing as part of the onshore oil and natural gas completions process.  Our potential markets for Ozonix® include all industries around the world that use liquid chemicals to treat water for microbial control and scale-inhibition.  We are focused on developing strategic partnerships to deploy our technology in a wide variety of global industrial and municipal wastewater applications.  The Ecosphere Ozonix® technology has broad spectrum treatment capabilities in a multitude of industry segments.  There is an inherent “uniqueness” of the Ecosphere Ozonix® technology when compared to traditional chemical water treatment technologies that it either replaces or with which it is combined to offer improved operational efficiencies and cost savings.  In addition, the following offers a very broad overview of some segments of industries where thousands of potential clients exist.  These primary applications include, but are not limited to (not including mining):

•

Energy Wastewater – Beyond oil and gas well completion, our patented Ozonix® technology has applications in other parts of the energy business including conventional and nuclear power plants, as well as coal-fired power plant operations.

•

Municipal Wastewater – Wastewater discharged into municipal wastewater systems travels to local wastewater treatment plants where it is treated before being discharged into the environment.  According to the U.S. Census, in 2000, there were 15,591 wastewater treatment facilities in the U.S. with a total capacity of 42.225 billion gallons per day.

•

Industrial Wastewater – Diminishing water supplies, increasing water acquisition costs and stricter environmental standards are forcing industries to target increased water-efficiency and reuse for a number of industrial environments including but not limited to food and beverage, textile, pulp and paper, automotive, aerospace and pharmaceutical processing facilities.

•

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

•

Marine Wastewater – The water taken up at sea and released in port is often responsible for the introduction of invasive aquatic species that can take over occupied areas, facilitate the spread of disease, alter the underwater seascape and jeopardize the ability of native species to obtain food.  Today, there are international, national, state and local agencies that regulate global water treatment standards for a range of marine industries including but not limited to aquaculture, ballast wastewater and on-board water processing.

Ecosphere’s patented Ozonix® technology provides solutions for treating and recycling wastewater in the energy business and in many other industries as illustrated below in an excerpt from our 2011 Annual Shareholders' Meeting investor presentation:

The Future of OZONIX®

ecosphere TECHNOLOGIES INC.

ENERGY
Oil & Gas
Onshore
Domestic
Global
Offshore
Domestic
Global
Cooling & Boiler Water
Domestic
Global
Nuclear Power Generation
Domestic
Global
Solar & Semiconductor Production
Domestic
Global
Industrial Energy Equipment Manufacturing
Domestic
Global
MINING & MINERALS
Base Metals, Precious Metals, Mineral Contamination
Domestic
Global
Mining Wastewater
Leachate Pits
Domestic
Global
Acid Mine Drainage
Domestic
Global
MUNICIPAL
Drinking Water
Wastewater Sewage
Odor Control
INDUSTRIAL
Process Water
Automotive
Domestic
Global
Aerospace & Defense
Domestic
Global
Food & Beverage
Domestic
Global
Lumber Mills & Wood Processing
Domestic
Global
Metals & Metal Finishing
Domestic
Global
Pulp & Paper
Domestic
Global
Pharmaceuticals
Domestic
Global
Textiles & Furniture
Domestic
Global
Environmental Remediation
Domestic
Global
MARINE
Aquaculture & Aquariums
Domestic
Global
Ballast Wastewater
Domestic
Global
Onboard Water Processing
Domestic
Global
AGRICULTURAL
Irrigation
Domestic
Global
Livestock Farms & Feedlot
Domestic
Global
Nutrient Runoff

Other Technologies

In addition to the Ozonix® technology, the Company presently owns several other technologies that are completed and available for global marketing.  Among these technologies is our Ecos LifeLink®.  We completed the design and engineering for our mobile micro-utility system in late 2006.  This Ecos LifeLink® unit has the capacity to provide power, telecommunications and clean water in remote regions of the world without using fossil fuel.

Research and Development

The Ecosphere Ozonix® technology is the result of a research and development journey that began with the Company’s innovation to use water under high pressure to remove coatings from the hulls of ships.  The process required a method for treating the resulting waste stream, a mixture of water and ship coatings which contained numerous and varied metals and other chemical compounds.  The Company experimented with a variety of conventional filtration and separation technologies and settled on a combination of reverse osmosis and media filtration units.

In the aftermath of the September 11, 2001, terrorist attacks on the World Trade Center there was a growing fear that future attacks might be directed toward poisoning municipal water supplies.  In response to this perceived threat, the Company designed, engineered and built the first mobile water filtration unit to be tested and verified by the EPA for treating contaminated water from a terrorist attack.  This unit was modified and used to provide the City of Waveland, Mississippi with drinking water after their municipal treatment plant was destroyed by Hurricane Katrina.

In 2007, as the Company was in the process of selling its ship stripping technology, the Company became aware of the vast amounts of water being used in the hydraulic fracturing of oil and natural gas wells.  The Company’s founder was convinced that he and his team of engineers and industry consultants could develop an alternative to the industry practice of using toxic chemicals and trucking flowback water, generated by the fracturing process that was being injected into disposal wells deep underground. We were successful and our experience operating on location at the well site provided the impetus for the further improvements made to our technology in 2010 which were designed to reduce the number of units needed on the well site, first from 12 units to six units (EF20) and ultimately to two units (EF80) which is the latest Ozonix® unit we now manufacture today.  In some shale plays, where a well is fractured at up to 80 barrels a minute, one Ozonix® EF80 system has the capacity to treat the water on the front end of the hydraulic fracturing operation.

The development of our patented Ecosphere Ozonix® technology has permeated throughout the operations of our Company during the journey from cleaning water used to strip coatings from large ships to today’s game changing technology, a non-chemical alternative for the treatment of wastewater in a multitude of industries and applications.  Virtually every undertaking of the Company since its inception has contributed to the development of this technology.

Given the preceding, the amount of investment in research and development by the Company extends far beyond the amount allowed to be recognized by Generally Accepted Accounting Principles (“GAAP”) which amounted to $28,290, $247,107 and $163,328 for the years ended December 31, 2012, 2011 and 2010, respectively.

Intellectual Property

In addition to five recently approved patents for the Ecosphere Ozonix® technology, Ecosphere holds an extensive portfolio of intellectual property and clean technologies.  Four patents were filed as patent applications under the Obama Administration’s Green Technology Fast Track program that began December 1, 2009 with three granted in 2010 and one in 2011.  In November 2012, we received our fifth patent for Ozonix®.  Our intellectual property portfolio includes registered and pending patents, trademarks, copyrights and trade secrets.  Our material intellectual property was invented by our founder, Chief Executive Officer and Chief Technology Officer, Mr. Dennis McGuire, and assigned to us.  We believe our intellectual property portfolio will act as a barrier to entry for other competitors who may seek to provide competing technology.  In 2012, the Company filed five U.S. patent applications and two international patent applications for various water treatment technologies.

The following is a list of intellectual property assets owned by the Company:

•

U.S. Patent No. 8,318,027

•

U.S. Patent No. 7,943,087

•

U.S. Patent No. 7,699,994

•

U.S. Patent No. 7,785,470

•

U.S. Patent No. 7,699,988

•

U.S. Patent No. 5,628,271

•

U.S. Patent No. 5,849,099

•

U.S. Patent No. 6,287,389

•

U.S. Patent No. 6,425,340

•

U.S. Patent No. 6,595,152

•

U.S. Patent No. 6,604,696

•

U.S. Patent No. 7,100,844

•

U.S. Patent No. 6,745,108

Employees

At March 29, 2013, we had 72 total employees of which one was part-time.  This includes 20 EES employees.  None of our employees are covered by a collective bargaining agreement.  We believe that our relationships with our employees are good.

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

Risk Factors Relating to Our Company

Our ability to continue as a going concern is in doubt absent Hydrozonix or another third-party purchasing units from us.

In 2012, 76 % of our revenue was generated from the sale of Ozonix® units under the Hydrozonix Agreement.  If Hydrozonix does not pay us for the Ozonix® units described in the risk factor below and we are unable to locate another party to purchase Ozonix® units from us, our cash flows from operating activities will substantially decrease.  In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business unless we complete a significant financing or other transaction.

If we do not receive a binding purchase order for Units 13-14, we may not have cash to meet our obligations or pay our future operating expenses.

In early January 2013 we commenced construction of Units 13-14 for Hydrozonix consistent with past practice.  However, we did not get a binding purchase order.  In February, we received a conditional purchase order which did not provide for any interim payment.  See Item 1.  “Description of Business – Hydrozonix Agreement.”  We are relying upon Hydrozonix or some other source to supply the necessary liquidity.  On February 6th, we agreed with Hydrozonix that if it did not pay us by April 15th for Units 13-14 and place a binding purchase order for Units 15-16 with the required down payment, it will lose its exclusivity.  As a result of Hydrozonix’ failure to pay us, we have incurred substantial liability to suppliers and used our existing cash resources (including borrowing from EES) to pay our overhead and make limited payments to vendors.  Our continued viability is dependent upon receiving the required funds from Hydrozonix.  If we encounter liquidity problems for the reasons outlined above, we will need immediate financing unless we are able to quickly sell Units 13-14 to a third party.

If Hydrozonix does not meet its purchase requirements, our results of operations may be harmed.

We rely heavily on the Hydrozonix Agreement.  In 2012, 76% of our revenue was generated from the sale of Units, spare parts and upgrades to Hydrozonix under the Hydrozonix Agreement.  In order for Hydrozonix to maintain their exclusivity under the Agreement, it must purchase and pay for Units 13-16 and thereafter meet minimum purchase requirements.  If Hydrozonix loses its exclusivity, we will need to sell Units 13-14 to a third party, and EES will need to begin a quest for customers willing to purchase Ozonix® units and service oil and gas drillers like Hydrozonix or expand its current service business which was limited to two customers under the Hydrozonix Agreement.  Because Hydrozonix may maintain its exclusivity, EES has been unable to seek alternatives.  Thus we expect cash flow difficulties in the short run at least and continued uncertainty.

If we do not generate positive cash flow, we will be required to engage in a future financing.

Assuming we receive the balance of the loan proceeds and/or payment from Hydrozonix, we will continue to be dependent upon future cash flows from Hydrozonix, our ability to monetize our intellectual property or future financing.  If we need further financing, our recent convertible note agreement provides that the lenders have a senior position. Because of the continued volatility and disruption in worldwide capital and credit markets, potential deteriorating conditions in the U.S., ongoing financial issues in Europe, and difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital.  Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock.  We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  If we need to raise capital and we do not raise the necessary working capital, we may not be able to remain operational or we may have to scale back our operations.

If we are unable to replace the income generated from the Southwestern contract due to lower forecasted demand for our services, we may not have positive cash flows.

Assuming Hydrozonix resumes paying us or we are able to replace it with one or more additional customers which purchase the same number of units at the same price, we may still not have positive cash flow.  Beginning in August 2012 Southwestern Energy initially reduced its use of our Ozonix® technology and by December 2012 ceased using our services, although it resumed in February 2013..  If Hydrozonix maintains its exclusivity, the Hydrozonix Agreement precludes us from serving customers other than Southwestern Energy and Newfield Exploration.  Thus, we will be dependent upon developing another source of revenues in one or more verticals.  We cannot assure you we will achieve this goal.

Although we believe we have the only robust chemical-free solution for treating water including frac flowback water and produced water stemming from the drilling of oil and gas wells, we face severe competition from a number of sources including a major drilling contractor and various chemical companies which may adversely affect our future results of operations and financial condition.

Halliburton, a leading drilling contractor, introduced its CleanSuite hydraulic fracturing technologies offering a variety of environmentally friendly alternatives to the use of hydraulic fracturing fluid additives including CleanStim, CleanStream and CleanWave.  CleanStim is a fracing fluid system comprised of materials sourced from the food industry.  CleanStream is a process developed by Halliburton that uses ultraviolet light to control the growth of bacteria in hydraulic fracturing fluid, in contrast to the ozone which is used in our Ozonix® process.  CleanWave uses electrical current to coagulate suspended matter in the fluid.  Halliburton represents a significant competitive threat since it is involved in the drilling and fracturing of many wells which provides it with the advantage of selling an additional service.  In addition, Halliburton was recently ranked 118 in Fortune 500 companies.  Thus, it has substantially greater financial, technical and other resources and presents a significant competitive threat.  We cannot assure you that our Ozonix® technology will be able to compete with Halliburton.  In addition, various chemical companies continue to assert competitive alternatives to the Ozonix® process including "green" chemical alternatives. See Item 3. “Legal Proceedings” for a discussion of an arbitration proceeding we recently initiated against Halliburton alleging it stole our trade secrets and seeking $300 million in damages.

If the current price of natural gas decreases, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business.

In early 2008, with high prices for natural gas, energy companies began profitably drilling in shale areas.  These operations rely on enormous supplies of clean water.  Much of the water used in drilling oil and natural gas wells and the resulting water that flows back in a polluted state creates an opportunity for our Ecosphere Ozonix® technology.  Horizontal drilling in shale areas is very expensive; however, if prices for natural gas are sufficiently high this expense can be justified.  If current prices decline, horizontal drilling may not be cost-effective and the lack thereof may adversely affect our Ecosphere Ozonix® technology.

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

In the oil and gas business, energy companies traditionally have used liquid chemicals to treat the water used to fracture wells.  The chemical companies represent a significant competitive factor.  The chemical companies which supply chemicals to oil and gas drillers may, in order to maintain their business relationship with drillers, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our products or services.  While predatory pricing that is designed to drive us or any sub-licensee out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics.  Any such litigation may be very expensive which will further impact us and affect their financial condition.  As a result, predatory pricing by chemical companies could materially and adversely affect us.

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

To date, we have only generated revenue from the United States onshore oil and gas business, although in 2013 we recently signed a letter of intent for the mining industry. We cannot assure you that these pilots will result in revenue to us in 2013 or at all.

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

If there is an economic downturn, our customers may delay in paying us or not pay us at all.  This would have a material adverse effect on our future operating results and financial condition.

One of the effects of an economic downturn is that businesses may maintain their cash reserves and delay paying their creditors whenever possible.  As a trade creditor, we lack the leverage which secured lenders and providers of other essential services have.  If the economy deteriorates, we may find that our oil and gas customers and our future customers may delay in paying us.  This could result in a number of adverse effects upon us including increasing our borrowing costs, reducing our profit margins, severely impacting liquidity and reducing our ability to grow our business which could have a material adverse effect on Ecosphere.

Because our operating results have and may continue to fluctuate dramatically, particularly from quarter to quarter, investors should not rely upon our results in any given quarter as being part of a trend.

In the past, our quarterly operating results fluctuated and may continue to do so in the future as a result of a number of factors, including the following:

•

Our receipt of orders and cash flow from existing and new customers including Hydrozonix;

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

•

Our ability to finance new verticals and develop commercial relationships for those verticals;

•

Our sales or licensing of our technologies.

Very recently our reliance on Hydrozonix has placed us in a precarious financial position.  Unless Hydrozonix pays us for Units 13-14 by April 15, 2013, we will report a substantial decline in revenues and a large operating loss for the quarter ending March 31, 2013.

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

If federal and state legislation and regulatory initiatives relating to horizontal drilling are passed, it could materially and adversely affect our results of operations.

EES’ business relies upon supplying chemical-free solutions for cleaning the large amounts of water used in hydraulic fracturing applications.  Objections have been raised by environmentalists, some land owners and some government officials including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling.  Although we believe that EES has a chemical-free solution which should result in increased business, we cannot assure you that legislation or rules will not be passed or action taken by environmental authorities that will preclude the use of horizontal drilling.  At the state level, certain states have implemented moratoriums and certain obligations on oil gas companies using horizontal drilling.  See Item 1. “Description of Business - Government Regulation”.  The adoption of any future federal or state laws or implementing regulations imposing reporting or permitting obligations on, or otherwise limiting, the horizontal drilling process could make it more difficult to perform, or even prohibit oil and gas companies from using horizontal drilling, to complete gas and oil wells.  These additional costs to drillers could result in reduced oil and gas drilling.  This would reduce our potential service revenue and adversely affect our ability to sell Ozonix® Units. If this were to occur more widely in the United States, the demand for EES’ services may be eliminated or substantially reduced.  If any such federal or state legislation on horizontal fracturing were passed, our revenues and results of operations could be adversely affected.

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

Both the patent application process and the process of managing patent disputes can be time consuming and expensive.  In addition, changes in U.S. patent laws could prevent or limit us from filing patent applications or patent claims to protect our products and/or technologies or limit the exclusivity periods that are available to patent holders.  In September 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was recently signed into law and includes a number of significant changes to U.S. patent law, including the transition from a "first-to-invent" system to a "first-to-file" system and changes to the way issued patents are challenged.  These changes may favor larger and more established companies that have more resources than we do to devote to patent application filing and prosecution.  The U.S. Patent and Trademark Office recently issued new Regulations effective March 16, 2013 to administer the Leahy-Smith Act.  Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents.  However, it is possible that in order to adequately protect our patents under the "first-to-file" system, we will have to allocate significant additional resources to the establishment and maintenance of a new patent application process designed to be more streamlined and competitive in the context of the new "first-to-file" system, which would divert valuable resources from other areas of our business.  In addition to pursuing patents on our technology, we have taken steps to protect our intellectual property and proprietary technology by entering into confidentiality agreements and intellectual property assignment agreements with our employees, consultants, corporate partners and, when needed, our advisors.  Such agreements may not be enforceable or may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements, and we may not be able to prevent such unauthorized disclosure.  Monitoring unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate.

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

Risks Related to Our Common Stock

Because our common stock does not trade on a securities exchange, a number of investors can not purchase our common stock, which has a depressive effect on our stock price.

Our common stock trades on the Bulletin Board which is not a national securities exchange.  As a result of that and our stock price being under $5.00 most institutions can not buy our stock and brokers generally can not recommend to investors that they buy our stock.  If an active market for our common stock is not sustained, the price may decline in the future.

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

Any of the following factors could affect the market price of our common stock:

•

The resolution of our present liquidity problems;

•

Our announcements of and progress with commercialization in other business besides U.S. onshore oil and gas;

•

Our failure to generate increasing revenues;

•

Our failure to receive purchase orders;

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

If the holders of our outstanding securities exercise or convert their securities into common stock, we will issue a substantial number of shares, which will materially dilute the voting power of our currently outstanding common stock.

As of March 29, 2013, we had 153,618,062 shares of our common stock outstanding, 5,984,485 shares underlying warrants, 2,438,775 shares underlying outstanding convertible notes and 70,424,944 shares underlying stock options.  If the holders of the securities described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock.

An investment in Ecosphere will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund our strategic plan, we may issue additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors.  We cannot assure you that we will be successful in raising additional capital.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors beneficially own approximately 5.9 million shares of our common stock or 3.8% of the shares actually outstanding.  By including shares of common stock which are issuable upon exercise of outstanding options held by them, they beneficially own approximately 41 million shares or 22%.  If all of our equity equivalents outstanding as of March 29, 2013 were exercised, we would have 217,517,498 shares outstanding.  For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

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

As of March 29, 2013, we had 153,618,062 shares of common stock outstanding of which our directors and executive officers own approximately 5.9 million shares which are subject to the limitations of Rule 144 under the Securities Act.  Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

In general, Rule 144 provides that any non-affiliate of Ecosphere, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings.  After one year, a non-affiliate may sell without any restrictions.

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

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in an earlier risk factor.  The absence of such coverage limits the likelihood that an active market will develop for our common stock.  It may also make it more difficult for us to attract new investors at times when we require additional capital.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

Ecosphere rents three contiguous buildings in Stuart, Florida comprising an aggregate of 21,100 square feet of space.  Our aggregate monthly rent is $16,769.  The first building houses the corporate offices, the second building provides warehouse, manufacturing and testing space and the third building provides additional warehouse and machine shop space.  All of these buildings are rented on a month-to-month basis.

EES leases a building in Conway, Arkansas, comprising approximately 7,500 square feet of space which comprises our administrative offices and equipment maintenance facility for our operations in Arkansas.  The aggregate monthly rent is $3,300.  The lease expires in October 2013.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we are involved in litigation in the ordinary course of business.  We are not presently a defendant in any material litigation.  In February 2013, the Company initiated an arbitration proceeding against Halliburton Energy Services, Inc. (“Halliburton”) before the American Arbitration Association, alleging that Halliburton misappropriated Ecosphere’s trade secrets and proprietary technical business and strategic information.  The Company is seeking to recover $300 million in damages alleging that Halliburton breached a Non-Disclosure Agreement with the Company and thereafter misappropriated the Company’s trade secrets relating to the Company’s green technology business model, to treat and recycle wastewater related to hydraulic fracturing operations for oil and gas.  As of the date of this Report, Halliburton has not filed an answer but the Company expects it to contest the allegations.

As previously disclosed in the Company’s Form 10-K filed on March 15, 2012, in February 2007, Kamimura International Associates (“KIA”) filed a lawsuit against the Company, and the Company filed a counterclaim against KIA.  In December 2012, the Company entered into a Settlement Agreement with KIA in which the Company agreed to pay KIA a total of $100,000 with the first payment of $25,000 due within 15 days of the Settlement Agreement and the balance to be paid in monthly installments of $2,083 beginning February 1, 2013.

In 2011 a vendor obtained a judgment against the Company in Louisiana for $51,911. The Company has not paid the judgment which was entered in Louisiana in a lawsuit filed by a vendor and, to its knowledge, no attempt has been made to enforce the judgment.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the Over-the-Counter Bulletin Board, or the Bulletin Board under the symbol “ESPH”.  The following table provides the high and low bid price information for our common stock for the periods indicated as reported by the Bulletin Board.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  We have approximately 1,336 holders of record of our common stock.  On March 29, 2013, our common stock closed at $0.46.

	Bid Prices
Quarter Ended	High	Low
2012	($)	($)
March 31	0.63	0.61
June 30	0.50	0.47
September 30	0.41	0.39
December 31	0.37	0.34
2011
March 31	0.62	0.59
June 30	0.55	0.47
September 30	0.54	0.49
December 31	0.49	0.43

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

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holder (1)	11/12/12	20,000	Exercise of 20,000 warrants at $0.25 per share.
Warrant Holder (2)	12/05/12	12,500	Exercise of 12,500 warrants at $0.15 per share.
Warrant Holder (1)	12/11/12	150,000	Exercise of 150,000 warrants at $0.15 per share.
Warrant Holders (3)	12/15/12	2,365,641	Cashless exercises of 4,148,683 warrants exercisable at $0.15 per share, based on market price of $0.35 per share.
Series B Holder (3)	12/28/12	1,232,319	Conversion of 81 shares of Series B Preferred

(1)

The securities were issued in reliance upon the exemption provided by Section 4(a)(2) and Rule 506 under the Securities Act.

(2)

The securities were issued in reliance upon the exemption provided by Section 4(a)(2) under the Securities Act.

(3)

The securities were issued in reliance upon the exemption provided by Section 3(a)(9) under the Securities Act.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the Russell 2000 Stock Index and a perceived peer company Hekmann Corporation (HEK), for the period from December 31, 2007 to December 31, 2012.  The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2006 and that dividends (if any) were reinvested.

ITEM 6.

SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Revenues	$31,132,298	$21,088,159	$8,964,484	$1,760,129	$247,202
Operating income (loss)	1,165,210	(5,340,242)	(8,611,028)	(9,704,186)	(6,005,224)
Gain (loss) from change in fair value of derivative instruments (1)	41,374	152,888	(12,787,666)	(3,446,612)	-
Net income (loss) applicable to	136,200	(7,654,674)	(22,237,207)	(18,425,903)	(11,831,906)
Ecosphere Technologies, Inc.
Income (loss) applicable to Ecosphere Technologies, Inc. per share - basic and diluted	0.00	(0.05)	(0.17)	(0.19)	(0.16)
Working capital	970,048	91,209	(5,459,051)	(11,758,337)	(9,229,775)
Total assets	8,908,237	9,613,588	8,983,642	10,246,137	3,258,853
Long-term debt	300,087	1,738,524	450,398	2,000,000	154,939
Redeemable convertible cumulative preferred stock (2)	3,637,775	3,980,796	3,877,796	3,879,795	3,933,545
Equity (deficit)	1,394,534	458,986	(1,780,735)	(9,762,324)	(10,753,301)
Weighted average shares outstanding - basic	148,989,308	143,989,520	131,502,601	99,627,077	73,158,831
Weighted average shares outstanding - diluted	154,568,010	143,989,520	131,502,601	99,627,077	73,158,831

————————

(1)

The Company adopted ASC 815-40 effective January 1, 2009.  Under ASC 815-40 the Company recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10,218,158.  Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the BSM option pricing model and Monte Carlo simulations.

The change in fair value of derivative instruments in other expense was $12,787,666 for the year ended December 31, 2010 as compared to $3,446,612 for the year ended December 31, 2009. This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010.  As of December 31, 2010, there are no remaining convertible notes which generate a derivative liability for the Company.  In addition, the number of warrants requiring derivative accounting treatment was reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants.  Additionally, the number of warrants further decreased in 2011 to approximately 1.2 million and to 1.0 million in 2012.  As such, we anticipate that future other income and expense from these financial instruments will diminish as evidenced by their nominal impact to results in fiscal 2011 and 2012.

(2)

Amounts include accrued dividends.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our audited historical consolidated financial statements, which are included elsewhere in this Form 10-K.  Management’s Discussion and Analysis of Financial Condition and Results of Operations contain statements that are forward-looking.  These statements are based on current expectations and assumptions, which are subject to risk, uncertainties and other factors.  Actual results may differ materially because of the factors discussed in the subsection titled “Risk Factors” which are located in Item 1A.

Company Overview

Ecosphere is a water engineering, technology licensing and innovative manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five U.S. patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by global energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.  In 2013, we are actively engaged in expanding our Ozonix® technology outside of the oil and gas business.

2012 Highlights

•

We delivered eight Ozonix® EF80 units under the Hydrozonix Agreement during the year ended December 31, 2012.

•

2012 revenues increased to approximately $31.1 million from approximately $21.1 million in 2011; for 2012, net income before net income allocation to non-controlling interest was approximately $1.1 million compared to a loss of approximately $5.9 million for 2011;

•

Including the $1.1 million allocated to the minority EES partners, we distributed approximately $6.7 million to EES members including Ecosphere;

•

In 2012, we had positive cash flow for the second consecutive year and reported net income before minority interest allocation of approximately $1.1 million;

•

The Company has been chosen for the 2012 Artemis Top 50 Water Tech Listing for the last three consecutive years.  The Artemis Top 50 is the water industry's benchmark for innovation that will matter.  It identifies the new solutions that will meet the world's water challenges.  The Top 50 are considered some of the most promising start-ups in the emerging high tech wave in water; and

•

The Company was awarded the Frost & Sullivan’s 2012 "North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment."  The Excellence in Best Practices Awards are presented each year to companies that are predicted to encourage significant growth in their industries, have identified emerging trends before they became the standard in the marketplace, and have created advanced technologies that will catalyze and transform industries in the near future.  Frost & Sullivan's Product Leadership Award is a prestigious recognition of the Company's accomplishments in wastewater treatment for the U.S. oil and natural gas industry.

CRITICAL ACCOUNTING ESTIMATES

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of costs to complete and earnings on uncompleted contracts, estimates of costs to complete and earnings on uncompleted contracts, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of equity-based instruments issued for other than cash, warranty reserve, valuation of derivatives and the valuation allowance on deferred tax assets.

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”).  Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.  Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account.  The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of costs and estimated earnings on uncompleted contracts," a liability account.

Production type contracts that do not qualify for use of the percentage of completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC 605-35-25-57.  Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.  The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts".  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.

The Company may manufacture products in anticipation of a future contract.  Since there are no binding contracts relating to the purchase of these products, ASC 605-35 is not applicable.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

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

Aftermarket Part Sales

The Company recognizes revenue from the sale of aftermarket parts during the period in which the parts are delivered to the buyer.

Royalties

Revenue from technology license royalties will be recorded as the royalties are earned.

The Company includes shipping and handling fees billed to customers in revenues and handling costs in cost of revenues.

Stock-Based Compensation

The Company follows the provisions of ASC Topic 718-20-10, Compensation – Stock Compensation that establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services.  Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service.  We follow the measurement and recognition provisions of ASC 505-50 Equity Based Payments to Non-Employees for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions, which are contained in Note 16 to our consolidated financial statements contained in this report.  The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

Comparison of the Year ended December 31, 2012 with the Year ended December 31, 2011

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	Change
Revenues
Equipment sales and licensing	$22,602,408	$11,460,078	$11,142,330
Field services	7,405,266	9,628,081	(2,222,815)
Aftermarket part sales	1,124,624	-	1,124,624
Total revenues	31,132,298	21,088,159	10,044,139
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	16,430,617	8,261,524	8,169,093
Field services costs (exclusive of depreciation shown below)	2,492,397	2,583,911	(91,514)
Aftermarket part costs (exclusive of depreciation shown below)	773,929	-	773,929
Salaries and employee benefits	5,514,920	10,319,678	(4,804,758)
Administrative and selling	1,619,351	1,590,288	29,063
Professional fees	788,979	1,250,910	(461,931)
Depreciation and amortization	2,318,605	2,174,983	143,622
Research and development	28,290	247,107	(218,817)
Total costs and expenses	29,967,088	26,428,401	3,538,687
Income (loss) from operations	1,165,210	(5,340,242)	6,505,452
Other income (expense)
Interest expense	(360,031)	(581,392)	221,361
Restructuring charge reversal	62,000	-	62,000
Gain on sale/disposal of fixed assets, net	142,457	-	142,457
Gain (loss) on conversion	-	(93,762)	93,762
Other income (expense)	3,057	909	2,148
Change in fair value of derivative instruments	41,374	152,888	(111,514)
Total other income (expense)	(111,143)	(521,357)	410,214
Net income (loss)	1,054,067	(5,861,599)	6,915,666
Preferred stock dividends	(102,813)	(103,000)	187
Net income (loss) applicable to common stock	951,254	(5,964,599)	6,915,853
Net income applicable to noncontrolling interest of consolidated subsidiary	(815,054)	(1,690,075)	875,021
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$136,200	$(7,654,674)	$7,790,874

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

The Company reported net income applicable to Ecosphere common stock of $0.1 million during the year ended December 31, 2012 (the "2012 Period") as compared to a net loss applicable to Ecosphere common stock of $7.7 million for the year ended December 31, 2011 (the "2011 Period").  The major driver of the variance in earnings is the Company's entering into the Hydrozonix Agreement in March 2011 and delivering its initial units beginning in the third quarter of 2011.

Revenues

Revenues for the 2012 Period increased $10 million over 2011 Period.  The increase in revenue is driven largely by the Company selling eight Ozonix® EF80 units under the Hydrozonix Agreement in 2012 versus four units sold in 2011.

In addition, in the 2012 Period the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the EF80 units in use by Hydrozonix.  Such activities resulted in $1.1 million in revenues in the 2012 Period.

Partially offsetting the increase in revenues discussed above was a decline in the services business as Southwestern Energy ceased using our services in November 2012, although it resumed in February 2013.

The three months ended March 31, 2013 is being driven by Hydrozonix’s failure to pay for Units 13-14.  While we have not been paid as of the filing of this Report, Units 13-14 have passed benchmark testing overseen by Hydrozonix.  This means that they have been manufactured in accordance with Hydrozonix’s specifications.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

Equipment sales and licensing costs amounted to $16.4 million for the 2012 Period as compared to $8.3 million during the 2011 Period.  These costs represent the cost of the manufacture of the EF80 water treatment units sold to Hydrozonix.  The increase in costs is due to building eight units in the 2012 Period versus four EF80 units in the 2011 Period.

Field Services Costs (exclusive of depreciation)

The cost of providing field services was $2.5 million compared to $2.6 million in the 2011 Period.  Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due to (i) lower sales volume in the 2012 Period, (ii) efficiencies in our processes resulting in part from additional multiple well pad processing sites, and (iii) lower gas costs in the Period.  Largely offsetting the impact of these favorable factors were fixed costs incurred during downtime in the fourth quarter of the 2012 Period.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.8 million for the 2012 Period.  The Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $4.8 million was primarily the result of a decrease in non-cash stock-based compensation expense in the 2012 Period compared to the 2011 Period.

Professional Fees

The decrease in professional fees of $0.5 million was largely driven by the 2011 Period costs being driven up by fees associated with the negotiation of the Hydrozonix Agreement.

Research and Development

Research and development expenses were de minimis in the 2012 Period given the Company's focus on manufacture of developed technology versus the 2011 Period wherein the technology was in the final stages of development.

Restructuring Charge Reversal

Revisions to previous estimates of restructuring costs associated with the June 2009 closing of the Company's New York office resulted in a reversal of $62,000 of expense in the 2012 Period.

Gain on Sale/Disposal of Fixed Assets, Net

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

Income (Loss) From Operations

Income from operations 2012 Period was $1.2 million compared to a loss of $5.3 million for the 2011 Period.  See discussion above under "Revenues" and "Costs and Expenses" for further details.

Interest Expense

Interest expense was $0.4 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.  The decline in 2012 is the result of a decrease in the weighted average debt outstanding during the 2012 Period as compared to the same period in 2011.  During the 2012 Period, the Company reduced outstanding net debt by $0.7 million.  In addition, during the 2012 Period, the Company converted $0.8 million face value in convertible notes into common stock.

Change in Fair Value of Derivative Instruments

The Company recorded non-cash gains of $41,374 in the 2012 Period and $152,888 in the 2011 Period related to the change in fair value of derivative instruments.  The 2012 valuation of liabilities was based on a 6% obligation when compared to total liabilities while 2011 represented 7%.

The Company records a liability for the fair value of warrants with repricing provisions.  Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.  The Company estimates the fair value of these liabilities using the BSM option pricing model and Monte Carlo simulation.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary income was $0.8 million for the 2012 Period as compared to $1.7 million for the 2011 Period.  These amounts represent the amount of the income of EES for the respective periods which has been allocated to the non-controlling equity members of EES.

Net Income (Loss) Applicable to Common Stock of Ecosphere Technologies, Inc.

Net income (loss) applicable to common stock of Ecosphere was $0.1 million for the 2012 Period, compared to a net loss applicable to common stock of $7.7 million for the 2011 Period.  Basic and diluted net income per common share was $0.00 for the year ended December 31, 2012 as compared to a basic and diluted net loss per common share of $0.05 for the year ended December 31, 2011.  The weighted average number of shares outstanding was 148,989,308 and 143,989,520 for the years ended December 31, 2012 and 2011, respectively.  Fully diluted weighted average shares outstanding were 154,568,010 and 143,989,520 for the years ended December 31, 2012 and 2011, respectively.

Comparison of the Year ended December 31, 2011 with the Year ended December 31, 2010

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	Change
Revenues
Equipment sales and licensing	$11,460,078	$-	$11,460,078
Field services	9,628,081	8,964,484	663,597
Total revenues	21,088,159	8,964,484	12,123,675
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation)	8,261,524	-	8,261,524
Field services costs (exclusive of depreciation)	2,583,911	3,394,688	(810,777)
Salaries and employee benefits	10,319,678	8,999,824	1,319,854
Administrative and selling	1,590,288	1,696,774	(106,486)
Professional fees	1,250,910	1,197,017	53,893
Depreciation and amortization	2,174,983	1,957,881	217,102
Research and development	247,107	163,328	83,779
Restructuring charge	-	50,000	(50,000)
Asset impairment	-	116,000	(116,000)
Total costs and expenses	26,428,401	17,575,512	8,852,889
Loss from operations	(5,340,242)	(8,611,028)	3,270,786
Other income (expense)
Interest expense	(581,392)	(1,176,222)	594,830
Loss on conversion	(93,762)	(19,604)	(74,158)
Gain (loss) on settlement	-	(65,756)	65,756
Other income (expense)	909	292	617
Change in fair value of derivative instruments	152,888	(12,787,666)	12,940,554
Total other income (expense)	(521,357)	(14,048,956)	13,527,599
Net loss	(5,861,599)	(22,659,984)	16,798,385
Preferred stock dividends	(103,000)	(105,500)	(2,500)
Net loss applicable to common stock	(5,964,599)	(22,765,484)	16,800,885
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(1,690,075)	528,277	2,218,352
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,654,674)	$(22,237,207)	$14,582,533

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

The Company reported a net loss applicable to Ecosphere common stock of $7.7 million during the year ended December 31, 2011 as compared to a net loss applicable to Ecosphere common stock of $22.2 million for the year ended December 31, 2010 (the "2010 Period").  The major driver of the variance in net loss is the accounting for change in fair value of derivative instruments that impacted the prior year comparative period as discussed below.  Loss from operations of $5.3 million for the 2011 Period compares favorably with a prior year loss from operations of $8.6 million.  It should be noted that the 2011 Period loss from operations includes certain significant non-cash components including approximately $6.7 million of stock-based compensation expense.  The Company actually reported over $2.6 million of cash flow from operations for the 2011 Period.

Revenues

Revenues for the year ended December 31, 2011 increased $12.1 million over year ended December 31, 2010.  The increase in revenue is driven by the Company selling its first four Ozonix® EF80 units under the Hydrozonix Agreement which amounted to $11.5 million.  The remainder of the revenue increase was from ongoing services contracts.  The increase was the result of increased volume of activities in our business of pretreating water to fracture oil and natural gas wells and the processing of flowback and produced waters.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

During the 2011 period, these costs represented the cost of the manufacture of the Ozonix® EF80 water treatment units sold to Hydrozonix.  We build the Ozonix® EF80 units under a “cost plus” formula whereby the buyer pays in advance for the components and labor costs to build the units.  Cost of Revenues for equipment sales and licensing was $8.3 million and covered the building of four EF80 units.  The first two units were “capped” at a maximum build cost to the client of $2.75 million which was subsequently increased to $2.8 million with the increase in capacity from 60 to 80 barrels per minute.  From the third unit on, there is no cap on the cost of the components and labor, which will ensure that operating income will not be impacted by cost variances.

Field Services Costs (exclusive of depreciation)

The cost of providing field services for the 2011 Period was $2.6 million, which was a reduction of $0.8 million from the 2010 Period.  Included in these costs for both periods are the payroll related costs of field personnel and parts and supplies used in support of the operation of Ozonix® water treatment system and Ecos-Frac® products which were lower despite higher sales volume in the 2011 Period.  Such favorability is the result of efficiencies in our processes resulting in part from additional multiple well pad processing sites, as well as lower gas costs in the 2011 Period.

Salaries and Employee Benefits

Salaries and employee benefits increased by $1.3 million largely as a result of higher non-cash compensation expense related to option grants in 2011.

Administrative and Selling

Administrative and selling expenses decreased by $0.1 million due to greater efficiencies being achieved.

Professional Fees

Professional fees were consistent with the prior year.

Depreciation and Amortization

The $0.2 million increase in depreciation and amortization expense is due to additional capital equipment purchased for the manufacture of EF80 units.

Research and Development

The $0.1 million increase in R&D costs was incurred in making improvements in the Ozonix® process and technologies.

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

Loss From Operations

Loss from operations for the year ended December 31, 2011 was $5.3 million compared to a loss of $8.6 million for the year ended December 31, 2010.  See discussion above under "Revenues" and "Costs and Expenses" for further details.

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

The change in fair value of derivative instruments in other expense was $12.8 million for the year ended December 31, 2010.  This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010.  As of December 31, 2010, there were no remaining convertible notes which generate a derivative liability for the Company.  In addition, the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 and further to 1.2 million at December 31, 2011 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants.  As such, we anticipate that future other income and expense from these financial instruments will continue to diminish.

Non-controlling Interest of Consolidated Subsidiary

The non-controlling interest of consolidated subsidiary income was $1.7 million for the year ended December 31, 2011 as compared to a loss of $0.5 million for the year ended December 31, 2010.  This 2011 Period amount represents the amount of the income of EES for the year ended December 31, 2011 which has been allocated to the non-controlling equity members of the subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities:

Net cash provided by operating activities was $3.9 million for the year ended December 31, 2012, compared to net cash provided by operating activities of $2.6 million for the year ended December 31, 2011 and net cash used in operating activities of $1.3 million for the year ended December 31, 2010.  This represents the second consecutive year in which we had positive cash flow from operations.  Cash provided by operating activities in the 2012 Period resulted from the net income applicable to common stock of $0.1 million along with non-cash charges of $4.7 million, partially offset by a $1.0 million use of cash resulting from working capital changes.

2012 Period

Non-cash charges included (i) stock based compensation expense of $1.5 million, (ii) depreciation and amortization of $2.3 million, (iii) $0.8 million in income allocable to our EES partners, (iv) $0.2 million of non-cash interest, offset by (v) $0.1 million, net in other miscellaneous non-cash charges.

Changes in working capital amounted to a use of $1.0 million in cash and were largely the result of decreases in payables and an increase in receivables and inventory driven by increased business activity pursuant to the Hydrozonix Agreement and timing.

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

2010 Period

The cash impact of the 2010 Period net loss of $22.2 million was largely offset by (i) non-cash expenses of $8.5 million (ii) an increase in the fair value of the liability for derivative instruments of $12.8 million (iii) an increase in accounts payable of $0.4 million, and (iv) an increase in accrued expenses of $0.4 million.  These impacts were partially offset by a decrease in deferred revenue of $0.7 million and the $0.5 million allocation of the EES net loss to the non-controlling equity members.

Cash Flows from Investing Activities:

The Company’s net cash used in investing activities was $0.2 million during the 2012 Period compared to $0.6 million and $1.8 million during the 2011 Period and 2010 Period, respectively.

2012 Period

The Company invested $0.4 million in equipment to support the manufacturing and marketing processes and sold a previously written off water filtration unit, which was part of the Company's fixed assets, realizing approximately $0.2 million in proceeds.

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

Cash Flows from Financing Activities:

The Company used $3.2 million in financing activities in the 2012 Period largely made up of distributions to its EES subsidiary's minority members.  The Company’s net cash provided by financing activities was de minimis in the 2011 Period and was $2.0 million for the 2010 Period.  Proceeds from financing activities including the issuance of notes and stock option and warrant exercises were largely offset by repayments of debt in the 2011 Period.

2012 Period

The Company's net cash used in financing activities consisted primarily of $3.2 million in distributions paid to EES’ minority members.  In addition, the Company received (i) $0.3 million in proceeds from warrant and option exercises, and (ii) $0.1 million in proceeds from warrant modifications.  Offsetting the proceeds noted above was approximately $0.4 million in net debt repayments over borrowings.

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

Liquidity

During the year ended December 31, 2012, the Company relied upon the liquidity and positive cash flow provided by the Hydrozonix Agreement.  The unanticipated failure of Hydrozonix to issue a binding purchase order for Units 13-14 and make progress payments as those Units are being manufactured have created significant working capital difficulties for the Company.  Through March 29, 2013, the Company has incurred costs of approximately $3.3 million for materials and direct labor in building Units 13-14 even though it does not have a binding purchase order from Hydrozonix.  The Company’s senior management made a decision to complete the Units during the quarter ending March 31, 2013 so that if Hydrozonix tenders payment by April 15, 2013, the Company can deliver the Units and recognize revenue during the first quarter.  In February 2013, we received a conditional purchase order from Hydrozonix which did not provide for any interim payment.  In the event Hydrozonix does not pay for Units 13-14 and issue a binding purchase order for Units 15-16 with the appropriate progress payment by April 15, 2013 they will lose exclusivity and we will undertake to aggressively market Units 13-14 to other operators within the domestic oil and gas industry and seek to establish strategic partnerships that maximize the market penetration of the Ozonix® technology.

Beginning late in the fourth quarter of 2012 and continuing during 2013, the Company negotiated a $3.4 million convertible note financing with two United Kingdom funds.  Initially, the Company pursued this financing as a way to finance the expansion of the Company’s business into additional verticals.  As the Company’s cash flow difficulties mounted, the Company was able to borrow $750,000 through the issuance of the first phase of the convertible note financing with the understanding that the lenders would advance the remaining $2,650,000 if the Company meets a milestone by March 15th.  We did not meet this milestone but are hopeful that if Hydrozonix pays for Units 13-14, the lender will advance the remaining sum since the purpose of the loan was to grow our business outside of United States onshore oil and gas services. We are relying upon either Hydrozonix to make the required payments or locate some additional financing.  Under the letter agreement with Hydrozonix entered into on February 6th, the Company agreed with Hydrozonix that if it did not pay the Company by April 15th for Units 13-14 and place a binding purchase order for Units 15-16 with the required down payment, Hydrozonix will lose its exclusivity.

We are in discussions with a prominent investment banking firm to sell our 52.6% of EES (or all of it if the other EES members agree) and raise capital for us.  We cannot predict the timing or assure you we will be successful in meeting our liquidity needs through either of these avenues or otherwise.  The sale of EES is consistent with our open innovation business model described on page 1 of this Report.

Additionally, the Company has $1.2 million of convertible notes which mature through March 31, 2013.  The Company is seeking to extend the notes.

The Company’s senior management is exploring other possible financing arrangements but has not entered into any letters of intent and, as a result, the Company is uncertain how it can meet its continued working capital needs. The Company has sufficient cash left to pay critical suppliers and payroll through April 15, 2013.  One possibility of improving working capital is for the Company to rapidly sell Units 13-14 to a third party if Hydrozonix fails to make the required payments to us on April 15th.  The Company has engaged in a number of discussions to this effect but has not entered into any letters of intent.  If the Company is not able to inject funds in order to provide liquidity, the Company may have to suspend operations.  See Item 1A. “Risk Factors.”

In 2012, 76% of our revenue was generated from the sale of Ozonix® units under the Hydrozonix Agreement.  If Hydrozonix does not pay us for the Ozonix® units and we are unable to locate another party to purchase Ozonix® units from us, our cash flows from operating activities will substantially decrease.  In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business unless we complete a significant financing or other transaction.

The Company’s technology has been successfully utilized on over 700 wells.  Management believes that the value of its technology has been sufficiently demonstrated to market participants to allow the Company to more accurately communicate the value of its technologies to potential strategic partnerships and alliances.  Management believes that, based upon the success of its technologies to date, the fair market value of the rights to the global energy market segments granted to its majority owned subsidiary, EES, significantly exceeds the market capitalization of the Company based on the publicly quoted market prices for its common stock.  The Company believes that the realization of this excess fair market value will allow it to obtain additional equity or debt financing, on favorable terms, to fund its increasing penetration of the global energy markets and development of other segments, such as mining and waste water treatment.

The Company’s exclusive arrangement with Hydrozonix has provided significant cash flows from operations, allowing EES to pay dividends in excess of $6.7 million in 2012.  Management believes that EES will continue to generate significant positive cash from operations from the U.S. oil and gas market segment, either through the continued execution of the exclusive arrangement with Hydrozonix, or through aggressive marketing efforts focused on the U.S. oil and gas market segment should Hydrozonix forfeit its exclusive rights. Because of the exclusivity Hydrozonix currently enjoys, EES has been limited in the permitted activities it can undertake related to the U.S. oil and gas market segment.  Management has been developing a marketing plan for the U.S. oil and gas market segment, which it will begin implementing immediately proceeding the lapse of Hydrozonix’s exclusivity, which will occur on April 15, 2013 unless Hydrozonix pays the Company approximately $5.6 million for units 13 and 14, provides a binding purchase order for Units 15 and 16, and provides required escrow financing for the build out of Units 15 and 16.

The Company, through its majority-owned subsidiary, EES, has entered into discussions with potential partners and strategic alliances in the Middle East, Canada and with various offshore exploration entities.  Management believes that the successful execution of any of these alliances will provide additional sources of cash flows from operations.  The Company is also in discussions with these potential partners regarding the utilization of the Ecosphere technologies for solutions outside of oil and gas exploration.

Upon securing additional financing, we plan to make significant additional capital expenditures related to the development of technologies and manufacture of equipment focused on solutions outside of the global oil and gas industries, such as mining and municipal waste water treatment, as well as enhancements to the applicability of our technology to the oil and gas industries.  The amount will depend upon the amount of financing and ongoing discussions with third parties interested in using our Ozonix® technology outside of the oil and gas industry.

Contractual obligations:

	2013	2014	2015	2016	2017	Thereafter	Total
Third party debt	$1,389,648	$111,931	$107,565	$23,314	$-	$-	$1,632,458
Interest on convertible debt	245,000	-	-	-	-	-	245,000
Capital lease	14,593	15,347	16,141	16,975	8,813	-	71,869
Operating leases, net of sublease	53,133	-	-	-	-	-	53,133
	$1,702,374	$127,278	$123,706	$40,289	$8,813	$-	$2,002,460

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including our liquidity and anticipated revenues, our intentions regarding building EF80s, expectations from the Hydrozonix Agreement, expectations regarding offshore drilling, expectations and opportunities from our mining subsidiary, continuing to seek financial partners for the Ozonix® technology, and our belief regarding the impact of future government laws and regulations on hydraulic fracturing.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk.  Our cash balance as of December 31, 2012 was held in insured depository accounts, of which approximately $0.1 million exceeded insurance limits.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-44.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2012, has been audited by Salberg & Co. P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Except as set forth in the following paragraph, the information required by this Item 10 of Form 10-K is incorporated by reference from our 2013 Proxy Statement. The 2013 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Report relates.

We have adopted a Code of Ethics that applies to all of our directors and employees, including our Chief Executive Officer and Chief Financial Officer.  We will provide a copy of the Code of Ethics to any person without charge, upon request.  The request for a copy can be made in writing to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997, Attention: Corporate Secretary.

ITEM 11.

EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated by reference from our 2013 Proxy Statement.

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

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws Adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Third Amendment to the Bylaws Adopted October 20, 2011				Filed
4.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
4.3	Second Amendment to the Amended and Restated 2006 Equity Incentive Plan				Filed
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q/A	12/1/11	10.3
10.2	EES Side Letter Agreement – Hydrozonix**	10-Q	5/10/11	10.6
10.3	Second Amendment to EES LLC Agreement	10-Q/A	12/1/11	10.7
10.4	Southwest Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.5	Newfield Exploration Services Agreement	10-Q/A	3/16/11	10.17
10.6	Newfield Subsidiary Agreement**	10-K	3/16/11	10.39
10.7	Addendum to Sales Order - Hydrozonix	10-Q	8/9/11	10.9
10.8	Bledsoe Credit Agreement dated April 14, 2009	10-Q	8/14/09	10.3
10.9	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.10	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.11	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.12	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.20
10.13	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	3/31/10	10.21
10.14	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.22
10.15	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010	10-K	3/16/11	10.19
10.16	Second Amendment to Amended and Restated Replacement Secured Note dated December 8, 2010	10-K	3/16/11	10.20
10.17	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.18	Form of Executive Option Agreement dated July 1, 2009*	10/Q	8/16/10	10.5
10.19	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.20	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6

10.21	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.22	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5
10.23	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.24	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.25	Summary of Dennis McGuire Option Agreement dated April 21, 2010*	10-Q/A	12/20/10	10.7
10.26	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.30
10.27	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.31
10.28	Technology License Agreement	10-Q	8/16/10	10.12
10.29	Assignments of Technology	10-Q	11/22/10	10.10
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

———————

*

Management compensatory agreement

**

Filed pursuant to a confidential treatment request for certain portions of this document.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the year ended December 31, 2012 formatted in XBRL (eXtensible Business Reporting Language).  The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

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

Ecosphere Technologies, Inc.

Date: April 2, 2013	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	April 2, 2013
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

/s/ Dean Becker	Director	April 2, 2013
Dean Becker

/s/ Gene Davis	Director	April 2, 2013
Gene Davis

/s/ Michael Donn, Sr.	Director	April 2, 2013
Michael Donn, Sr.

/s/ D. Stephen Keating	Director	April 2, 2013
D. Stephen Keating

/s/ Jimmac Lofton	Director	April 2, 2013
Jimmac Lofton

/s/ Dennis McGuire	Director	April 2, 2013
Dennis McGuire

/s/ Charles Vinick	Director	April 2, 2013
Charles Vinick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Ecosphere Technologies, Inc.'s. and Subsidiaries internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ecosphere Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has seen a recent significant decline in its working capital primarily relating to delays in receiving additional purchase orders and related funding from a significant customer (see Note 20 - concentrations). This matter raises substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 2, 2013

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
Assets
Current assets
Cash	$2,464,911	$2,043,593
Restricted cash	60,168	-
Accounts receivable	1,150,152	873,117
Inventory	757,682	408,747
Prepaid expenses and other current assets	107,067	81,850
Total current assets	4,539,980	3,407,307
Property and equipment, net	4,264,125	6,141,519
Patents, net	81,691	42,164
Deposits	22,441	22,598
Total assets	$8,908,237	$9,613,588

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$845,241	$1,180,723
Accrued liabilities	1,122,119	1,163,504
Customer deposit	23,196	-
Convertible notes payable, net of discounts	1,203,126	370,561
Current portion of note payable	68,100	-
Related party note payable	-	204,776
Warrant derivatives fair value	197,009	347,235
Financing obligations	96,548	49,299
Capital lease obligation	14,593	-
Total current liabilities	3,569,932	3,316,098
Convertible notes payable, net of discounts	-	1,366,177
Note payable, net of current portion	136,199	-
Related party note payable	-	204,299
Financing obligations	106,612	168,048
Restructuring reserve	5,909	119,184
Capital lease obligation	57,276	-
Total liabilities	3,875,928	5,173,806

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2012 and 2011; $25,000 per share redemption amount plus dividends in arrears	1,180,994	1,158,494
Series B - 484 shares authorized; 241 and 322 shares issued and outstanding at December 31, 2012 and 2011, respectively; $2,500 per share redemption amount plus dividends in arrears	2,456,781	2,822,302
Total redeemable convertible cumulative preferred stock	3,637,775	3,980,796

Commitments and contingencies (Note 19)

Equity
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 152,438,179 and 146,262,357 shares issued and outstanding at December 31, 2012 and 2011,respectively	1,524,381	1,462,622
Common stock issuable, $0.01 par value; 1,084,499 and 71,959 issuable at December 31,2012 and 2011, respectively	10,845	720
Additional paid-in capital	107,774,131	104,804,159
Accumulated deficit	(117,337,883)	(117,576,896)
Total Ecosphere Technologies, Inc. stockholders' deficit	(8,028,526)	(11,309,395)
Noncontrolling interest in consolidated subsidiary	9,423,060	11,768,381
Total equity	1,394,534	458,986
Total liabilities, redeemable convertible cumulative preferred stock and equity	$8,908,237	$9,613,588

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Equipment sales and licensing	$22,602,408	$11,460,078	$-
Field services	7,405,266	9,628,081	8,964,484
Aftermarket part sales	1,124,624	-	-
Total revenues	31,132,298	21,088,159	8,964,484

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	16,430,617	8,261,524	-
Field services costs (exclusive of depreciation shown below)	2,492,397	2,583,911	3,394,688
Aftermarket part costs (exclusive of depreciation shown below)	773,929	-	-
Selling, general and administrative	7,951,540	13,407,983	12,056,943
Depreciation and amortization	2,318,605	2,174,983	1,957,881
Asset impairment	-	-	116,000
Restructuring charge	-	-	50,000
Total costs and expenses	29,967,088	26,428,401	17,575,512

Income (loss) from operations	1,165,210	(5,340,242)	(8,611,028)

Other income (expense)
Interest expense	(360,031)	(581,392)	(1,176,222)
Restructuring charge reversal	62,000	-	-
Gain on sale/disposal of fixed assets, net	142,457	-	-
Loss on settlement, net	-	-	(65,756)
Loss on conversion, net	-	(93,762)	(19,604)
Gain (loss) on change in fair value of derivative instruments	41,374	152,888	(12,787,666)
Other, net	3,057	909	292
Total other expense	(111,143)	(521,357)	(14,048,956)

Net income (loss)	1,054,067	(5,861,599)	(22,659,984)

Preferred stock dividends	(102,813)	(103,000)	(105,500)

Net income (loss) applicable to common stock before allocation to non-controlling interest	951,254	(5,964,599)	(22,765,484)
Less: net (income) loss applicable to non-controlling interest in consolidated subsidiary	(815,054)	(1,690,075)	528,277

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$136,200	$(7,654,674)	$(22,237,207)

Net income (loss) per common share applicable to common stock
Basic	$0.00	$(0.05)	$(0.17)
Diluted	$0.00	$(0.05)	$(0.17)

Weighted average number of common shares outstanding
Basic	148,989,308	143,989,520	131,502,601
Diluted	154,568,010	143,989,520	131,502,601

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2012, 2011 and 2010

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2009	116,830,850	$1,168,308	630,089	$6,301	$66,349,999	$(87,893,515)	$10,606,583	$(9,762,324)
Common stock issued/issuable for options and warrants exercised for cash	4,899,812	48,998	618,165	6,182	1,169,262	-	-	1,224,442
Common stock issued for conversion of Series A preferred stock	24,000	240	-	-	24,760	-	-	25,000
Common stock issued for conversion of Series B preferred stock	27,555	275	-	-	82,225	-	-	82,500
Common stock issued for cashless warrant exercises	7,065,101	70,651	230,523	2,305	(72,956)	-	-	-
Common stock issued for conversion of convertible notes	7,018,372	70,184	-	-	2,456,431	-	-	2,526,615
Derivative impact of warrant exercises	-	-	-	-	8,217,504			8,217,504
Derivative impact of warrant modifications	-	-	-	-	6,353,667	-	-	6,353,667
Derivative impact of note conversions/repayments	-	-	-	-	5,100,128	-	-	5,100,128
Common stock issued for salary	35,779	358	-	-	14,310	-	-	14,668
Common stock issued for accrued interest	30,160	302	-	-	30,160	-	-	30,462
Warrants modified for cash	-	-	-	-	777,150	-	-	777,150
Common stock and warrants issued for cash	707,792	7,078	-	-	537,922	-	-	545,000
Warrants issued with convertible debt	-	-	-	-	91,116	-	-	91,116
Common stock and warrants issued for settlement	136,975	1,370	122,857	1,229	238,230	-	-	240,829
Stock options granted and vested to employees, directors and advisors	-	-	-	-	5,339,556	-	-	5,339,556
Restricted stock vesting	-	-	-	-	178,436	-	-	178,436
Issued/issuable vested restricted common stock	357,140	3,571	58,140	581	(4,152)	-	-	-
Common stock reissued	27,250	272	-	-	(272)	-	-	-
Common stock issued to employees, then cancelled	-	-	(41,859)	(418)	418	-	-	-
Issuance of previously issuable shares	270,000	2,700	(270,000)	(2,700)	-	-	-	-
Preferred stock dividends	-	-	-	-	(105,500)	-	-	(105,500)
Net loss, 2010	-	-	-	-	-	(22,131,707)	(528,277)	(22,659,984)
Balance at December 31, 2010	137,430,786	$1,374,307	1,347,915	$13,480	$96,778,394	$(110,025,222)	$10,078,306	$(1,780,735)

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2012, 2011 and 2010 (Continued)

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2010	137,430,786	$1,374,307	1,347,915	$13,480	$96,778,394	$(110,025,222)	$10,078,306	$(1,780,735)
Common stock issued for settlement of note payable and accrued interest	333,333	3,333	-	-	156,667	-	-	160,000
Common stock issued for options and warrants exercised for cash	3,756,205	37,561	-	-	812,260	-	-	849,821
Common stock issued for cashless option exercises	3,341,970	33,420	-	-	(33,420)	-	-	-
Note discount from warrants	-	-	-	-	415,751	-	-	415,751
Common stock issued/issuable for restricted stock vesting	-	-	153,225	1,532	188,468	-	-	190,000
Issuance of issuable share, net of cancellations	1,429,181	14,292	(1,429,181)	(14,292)	-	-	-	-
Stock options granted and vested to employees, directors and advisors	-	-	-	-	6,478,229	-	-	6,478,229
Restricted stock issued to an employee and then cancelled	(29,118)	(291)	-	-	291	-	-	-
Derivative impact of warrant exercises	-	-	-	-	110,591	-	-	110,591
Preferred stock dividends	-	-	-	-	(103,000)	-	-	(103,000)
Net (loss) income, 2011	-	-	-	-	-	(7,551,674)	1,690,075	(5,861,599)
Balance at December 31, 2011	146,262,357	$1,462,622	71,959	$720	$104,804,159	$(117,576,896)	$11,768,381	$458,986

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2012, 2011 and 2010 (Continued)

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2011	146,262,357	$1,462,622	71,959	$720	$104,804,159	$(117,576,896)	$11,768,381	$458,986
Common stock issued for options and warrants exercised for cash	1,462,832	14,628	-	-	264,047	-	-	278,675
Common stock issued/issuable for cashless option and warrant exercises	2,097,927	20,979	1,026,360	10,264	(31,243)	-	-	-
Common stock issued for conversion of convertible notes	1,178,571	11,786	-	-	711,430	-	-	723,216
Common stock issued/issuable for restricted stock vesting	132,214	1,323	58,139	581	(1,904)	-	-	-
Warrants modified for cash	-	-	-	-	107,400			107,400
Issuance of issuable share, net of cancellations	71,959	720	(71,959)	(720)	-	-	-	-
Stock options granted and vested to employees, directors and advisors	-	-	-	-	1,465,692	-	-	1,465,692
Restricted stock vesting	-	-	-	-	15,000	-	-	15,000
Common stock issued for conversion of Series B preferred stock holdings	1,232,319	12,323	-	-	433,511	-	-	445,834
Reclassification of derivative liability upon exercises of warrants	-	-	-	-	108,852			108,852
Distribution to noncontrolling partners	-	-	-	-	-	-	(3,160,375)	(3,160,375)
Preferred stock dividends	-	-	-	-	(102,813)	-	-	(102,813)
Net income, 2012	-	-	-	-	-	239,013	815,054	1,054,067
Balance at December 31, 2012	152,438,179	$1,524,381	1,084,499	$10,845	$107,774,131	$(117,337,883)	$9,423,060	$1,394,534

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$136,200	$(7,654,674)	$(22,237,207)
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Preferred stock dividends	102,813	103,000	105,500
Depreciation and amortization	2,318,605	2,174,983	1,957,881
Asset impairment charges	-	-	116,000
Amortization of discount on notes payable	189,604	263,767	543,551
Restructuring charges (reversal)	(62,000)	-	50,000
Loss on conversion of debt and accrued interest to common stock	-	93,762	19,604
Stock-based compensation expense	1,480,692	6,668,229	5,517,992
Non-cash expense to modify warrants	-	-	93,735
Shares issued for settlement	-	-	108,979
Gain on sale/disposal of fixed assets, net	(142,457)	-	-
Noncontrolling interest in income (loss) of consolidated subsidiary	815,054	1,690,075	(528,277)
(Gain) loss from change in fair value of warrant derivative liability	(41,374)	(152,888)	8,772,446
Loss from change in fair value of embedded conversion option derivative liability	-	-	4,015,220
Changes in operating assets and liabilities:
Increase in accounts receivable	(277,035)	(169,642)	(1,476)
Decrease in prepaid expenses and other current assets	102,844	115,353	159,172
Increase in inventory	(348,935)	(19,189)	-
Decrease (increase) in deposits	157	(393)	(12,006)
(Decrease) increase in accounts payable	(335,482)	(790,166)	386,653
(Decrease) increase in accrued liabilities	(41,385)	350,399	374,564
Decrease in restructuring reserve	(51,275)	(61,935)	(37,537)
Decrease in deferred revenue	-	-	(672,000)
Increase in customer deposits	23,196	-	-
Net cash provided by (used in) operating activities	3,869,222	2,610,681	(1,267,206)
Investing Activities:
Construction in process purchases	-	-	(2,007,817)
Proceeds from sale of fixed asset	206,000	-	-
Transfers (to) from restricted cash	(60,168)	-	425,000
Purchase of property and equipment	(373,386)	(622,240)	(242,443)
Net cash used in investing activities	(227,554)	(622,240)	(1,825,260)
Financing Activities:
Proceeds from issuance of notes payable and warrants	-	-	400,000
Proceeds from issuance of notes payable	-	1,575,000	-
Proceeds from issuance of common stock and warrants	-	-	545,000
Proceeds from warrant and option exercises	278,675	849,819	1,224,444
Proceeds from warrant modifications	107,400	-	-
Proceeds from warrants exchanged for cash	-	-	756,968
Proceeds from equipment and vehicle financing	54,287	175,744	42,000
Distributions from EES subsidiary to noncontrolling members	(3,160,375)	-	-
Repayments of notes payable and insurance financing	(240,162)	(151,052)	(717,277)
Repayments of notes payable to related parties	(136,676)	(2,412,783)	-
Repayments of vehicle and equipment financing	(116,474)	(27,963)	(188,440)
Principal payments on capital leases	(7,025)	-	(13,080)
Net cash (used in) provided by financing activities	(3,220,350)	8,765	2,049,615
Net increase (decrease) in cash	421,318	1,997,206	(1,042,851)
Cash at beginning of year	2,043,593	46,387	1,089,238
Cash at end of year	$2,464,911	$2,043,593	$46,387

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2012	2011	2010
Supplemental Cash Flow Information:

Cash paid for interest	$26,018	$287,465	$336,120
Cash paid for income taxes	$-	$-	$-

Non-cash investing and financing activities:

Accrued preferred stock dividends	$102,813	$103,000	$105,500
Warrants issued in connection with financing	$-	$-	$91,116
Warrants issued in exchange for debt	$-	$-	$20,182
Discount related to warrants issued with convertible debt	$-	$415,751	$-
Common stock issued for wages and services	$-	$-	$60,518
Conversion of convertible notes to common stock	$723,216	$-	$1,986,667
Conversion of related party debt to common stock	$-	$-	$539,948
Reduction of derivative liability for embedded conversion options from conversion of convertible notes and debentures	$-	$-	$5,100,128
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$108,852	$110,521	$14,571,170
Equipment purchased under capital lease	$78,896	$-	$-
Equipment purchased under installment arrangement with vendor	$48,000	$-	$-
Common stock issued as payment of accrued interest	$-	$-	$10,858
Common stock issued as settlement of note and accrued interest	$-	$66,328	$-
Common stock issued in payment of services or accounts payable	$-	$-	$25,526
Series A Redeemable Convertible Cumulative Preferred Stock converted to common stock	$-	$-	$25,000
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$2,500	$-	$82,500
Conversion of accrued interest to long-term notes payable	$-	$49,089	$136,676
Conversion of Series B preferred stock to common stock	$443,334	$-	$-
Cashless exercise of options and warrants	$31,243	$33,420	$72,956
Insurance premium finance contract recorded as prepaid asset	$171,929	$151,052	$174,667

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI” or the “Company”), is a water engineering, technology licensing and innovative manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five United States (“U.S.”) patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process (AOP) that is currently being used by global energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

Material Contract with Hydrozonix

In March 2011, the Company entered into an Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (a strategic alliance among the principals of Phillips and Jordan, Inc., Siboney Contracting Company, and a private family trust) (“Hydrozonix”) for a limited field-of-use license to deploy its patented Ecosphere Ozonix® technology in the U.S. onshore oil and gas exploration industry to treat and recycle waters used to hydraulically fracture oil and natural gas wells. As part of the Agreement, Hydrozonix advances the direct costs and the manufacturing overhead for each Ozonix® EF80 product ordered. Additionally, Hydrozonix pays a manufacturing fee and a sub-licensing fee for each Ozonix® unit that it purchases. In addition, Hydrozonix will pay a royalty fee equal to 20% of their EBIT although such royalties are not assured. Ecosphere receives profit distributions from Ecosphere Energy Services, LLC (“EES”), its majority-owned subsidiary, relating to its ownership percentage of EES as profits accumulate in EES. Hydrozonix must continue to purchase a minimum of eight Ozonix® EF80 systems per year for the 20 year life of the Ozonix® patents to retain their exclusivity. If Hydrozonix fails to meet minimum purchase requirements they will lose their exclusivity in the U.S. onshore oil and natural gas market. Ecosphere delivered to Hydrozonix the first four Ozonix® EF80 units in 2011 and two additional Ozonix® EF80 units per quarter in 2012 for a total of four and eight units delivered in 2011 and 2012, respectively.  In 2013, the Company commenced manufacturing two more units, units 13 and 14, for sale to Hydrozonix.  The Company has entered into an agreement with Hydrozonix under which Hydrozonix placed a purchase order for the Units on February 7, 2013 which is contingent upon Hydrozonix obtaining financing by March 31, 2013.  In the event that Hydrozonix is unable to obtain financing by March 31, 2013, Hydrozonix will have the right to cure the failure to obtain financing by April 15, 2013 by paying the full price of units 13 and 14 and placing a non-contingent purchase order (and making the required down payment) for two additional units, units 15 and 16.  If Hydrozonix is unable to meet the terms of this agreement, Hydrozonix will lose its preferential rights under the Exclusive Agreement including its exclusivity.  The Ozonix® EF80 product employs the same patented Ozonix® technology as the Ozonix® units that have successfully processed water for onshore oil and gas exploration companies over the past three years on over 700 oil and natural gas wells. The Ozonix® EF80 units are capable of processing 80 barrels of water per minute or approximately 3,360 gallons per minute (4,838,400 gallons per day).

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Going Concern and Liquidity

The Company’s consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  During the year ended December 31, 2012, 76% of the Company’s revenue was generated pursuant to its agreement with Hydrozonix, which requires Hydrozonix to purchase, and fund the manufacture of a minimum number of units each quarter.  During the first quarter of 2013, Hydrozonix failed to place a binding order for the minimum number of units and fund the build-out of the units as required by the agreement.  In February 2013, the Company granted Hydrozonix an extension of time, until April 15, 2013, to place non-binding purchase orders and provide funding for the build out of the units.  As a result of these delays, the Company’s working capital has declined significantly.  Anticipated cash flows from existing sources other than Hydrozonix will not be sufficient to sustain operations through 2013.  These uncertainties create substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the following actions will allow the Company to continue operations beyond 2013 and into the foreseeable future:

•

Management expects that Hydrozonix will issue binding purchase orders no later than April 15, 2013, provide funding for current work-in-process and two additional Ozonix® EF80 units, and continue with its relationship with the Company, which will provide sufficient cash from operations to maintain operations for at least the next twelve months.

•

In February 2013, the Company has issued convertible notes totaling $3.4 million, of which approximately $2.7 million is held in escrow pending the achievement of milestones described in related investor agreements.

•

Executive management has shown a willingness to defer compensation in the past and could be asked to again defer compensation until liquidity improves.

•

Management could issue additional debt or equity securities, or explore the sale of additional interests in its majority owned subsidiary.

•

The Company has begun pilot programs with partners in the precious metal and energy related mining industries and expects that profitable operations will result from these partnerships.

The Company’s technology has been successfully utilized on over 700 wells.  Management believes that the value of its technology has been sufficiently demonstrated to market participants to allow the Company to more accurately communicate the value of its technologies to potential strategic partnerships and alliances.  Management believes that, based the success of its technologies to date, the  fair market value of the rights to the global energy market segments granted to its majority owned subsidiary, EES, significantly exceeds the market capitalization of the Company based on the publicly quoted market prices for its common stock.  The Company believes that the realization of this excess fair market value will allow it to obtain additional equity or debt financing, on favorable terms, to fund its increasing penetration of the global energy markets and development of other segments, such as mining and waste water treatment.

The Company’s exclusive arrangement with Hydrozonix has provided significant cash flows from operations, allowing EES to pay dividends in excess of $6.7 million in 2012.  Management believes that EES will continue to generate significant positive cash from operations from the U.S. oil and gas market segment, either through the continued execution of the exclusive arrangement with Hydrozonix, or through aggressive marketing efforts focused on the U.S. oil and gas market segment should Hydrozonix forfeit its exclusive rights. Because of the exclusivity Hydrozonix currently enjoys, EES has been limited in the permitted activities it can undertake related to the U.S. oil and gas market segment.  Management has been developing a marketing plan for the U.S. oil and gas market segment, which it will begin implementing immediately proceeding the lapse of Hydrozonix’s exclusivity, which will occur on April 15, 2013 unless Hydrozonix pays the Company approximately $5.6 million for Units 13 and 14, provides a binding purchase order for Units 15 and 16, and provides required escrow financing for the build out of Units 15 and 16.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

The Company, through its majority-owned subsidiary, EES, has entered into discussions with potential partners and strategic alliances in the Middle East, Canada and with various offshore exploration entities.  Management believes that the successful execution of any of these alliances will provide additional sources of cash flows from operations.  The Company is also in discussions with these potential partners regarding the utilization of the Ecosphere technologies for solutions outside of oil and gas exploration.

There can be no assurance that any of the above anticipated events will occur and that the Company will be able to continue as going concern.  Theses consolidated financial statements have not been adjusted to reflect this uncertainty.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of costs to complete and earnings on uncompleted contracts, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, restructuring charges, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, warranty reserve, valuation of derivatives and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash represents a $25,000 compensating balance held pursuant to certain of the Company's short term financing arrangements along with $35,168 placed in an escrow account pursuant to the Hydrozonix Agreement which was released subsequent to December 31, 2012.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value.  The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments.  Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs.  Past due status is based on how recently payments have been received from customers.  The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry.  No allowance was deemed necessary at December 31, 2012 and 2011.

Inventory

Inventory is primarily comprised of raw materials and work-in-process representing water treatment units being manufactured and assembled for future sale where no binding sales contract exists.  Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Property and Equipment and Capital Leases

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited.  All patents at December 31, 2012 and 2011 have either been acquired from a related Company or assigned to the Company by the Company's founder.  Patents are recorded at the historical cost basis.  The Company recognized amortization expense of $4,470, $3,981 and $3,752 for the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less, costs to sell.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”).  Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.  Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account.  The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of costs and estimated earnings on uncompleted contracts," a liability account.

Production type contracts that do not qualify for use of the percentage of completion method, the Company accounts for these contracts using the “completed contract method” of accounting in accordance with ASC 605-35-25-57.  Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs.  Costs include direct material, direct labor, subcontract labor and any allocable indirect costs.  All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred.  However, in the event a loss on a contract is foreseen, the Company will recognize the loss as it is determined.  The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts".  The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.  As of December 31, 2012 all contracts were completed and revenue and costs fully recognized.

The Company may manufacture products in anticipation of a future contract.  Since there are no binding contracts relating to the purchase of these products, ASC 605-35 is not applicable.  Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of the Company are insignificant.

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

After Market Part Sales

The Company recognizes revenue from the sale of aftermarket parts during the period in which the parts are delivered to the buyer.

Royalties

Revenue from technology license royalties will be recorded if and as the royalties are earned.  No royalty revenue has been earned to date.

The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs in cost of revenues.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated.  At December 31, 2012 and 2011, the Company has no product warranty accrual given its lack of long-term historical warranty experience and the fact that more recent warranty repair experience relates to what we believe are non-recurring issues and are therefore, not indicative of future warranty estimates.  The warranty period on the first unit constructed ends September 22, 2013.

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $28,290, $247,107 and $163,328 for the years ended December 31, 2012, 2011 and 2010, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $181,269, $20,571 and $21,943 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions.  ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2012, tax years since 2009 remain open for IRS audit.  The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Earnings Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”).  Basic earnings per share is computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

	For the Year Ended December 31, 2012
	Net Income	Shares	Per Share
	Numerator	Denominator	Amount
Basic Earnings Per Share
Net loss attributable to common stockholders	$136,200	148,989,308	$0.00
Effect of Dilutive Securities
Options and warrants	-	5,558,098	-
Restricted stock	-	20,604	-
Diluted Earnings Per Share	$136,200	154,568,010	$0.00

For the years ended December 31, 2011 and 2010, the computation of diluted loss per share was the same as basic loss per share because all outstanding potentially dilutive instruments were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Shares
	December 31,
	2012	2011	2010
Convertible debt	2,067,721	2,928,751	607,143
Convertible preferred stock	412,286	412,870	412,870
Options and warrants to purchase common stock	55,781,331	73,873,095	75,983,470
Unvested stock grants	59,396	317,397	269,504
Total Anti-Dilutive Potential Common Shares	58,320,734	77,532,113	77,272,987

New Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

3.

ACCOUNTS RECEIVABLE

As of December 31, 2012, accounts receivable in the amount of $1,150,152 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for ancillary revenue related to equipment sales.   See Note 20. Concentration of Risk.

As of December 31, 2011, accounts receivable in the amount of $873,117 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for ancillary revenue related to equipment sales. See Note 20. Concentration of Risk.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2012	2011
Prepaid insurance	$38,173	$34,516
Vendor advances	1,055	26,600
Prepaid professional fees	44,000	10,000
Other	23,839	10,734
Total prepaid expenses and other current assets	$107,067	$81,850

5.

INVENTORY

Inventory consists of the following:

	December 31,
	2012	2011
Raw materials	$609,557	$408,747
Work in process	148,125	-
	$757,682	$408,747

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2012	2011
Machinery and equipment	5	$10,698,094	$11,090,513
Furniture and fixtures	5 to 7	342,918	330,238
Automobiles and trucks	3 to 5	241,834	224,644
Leasehold improvements	5	415,281	415,281
Office equipment	5	582,156	493,907
Construction in progress		183,693	-
		12,463,976	12,554,583
Less total accumulated depreciation		(8,199,851)	(6,413,064)
Property and equipment, net		$4,264,125	$6,141,519

In September 2012, the Company sold a water treatment unit that had been part of its historical fixed assets.  The net book value of such unit was previously written off pursuant to a September 2010 impairment charge.  The Company received proceeds of $206,000 for the unit, incurred costs of $33,933 to bring the unit to saleable condition and recognized a gain on sale of $172,067 on the transaction.  Partially offsetting this gain was the write off of the costs of certain demo equipment amounting to $29,610.

During the year ended December 31, 2012, additions to property and equipment included certain equipment obtained under a capital lease arrangement with a value of approximately $79,000 along with equipment acquired through a financing arrangement in the amount of approximately $48,000 which is reflected in the caption “Machinery and Equipment.”  See Note 8.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 amounted to $2,314,135, $2,171,002 and $1,954,129, respectively.  During the year ended December 31, 2010, the Company recorded an impairment loss for the remaining $116,000 depreciable amount of the Company’s mobile water filtration unit used to create drinking water from contaminated water sources.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

7.

ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31,
	2012	2011
Accrued payroll and related benefits	$443,023	$598,223
Accrued interest	396,325	251,825
Litigation accruals	-	267,501
Accrued professional fees	40,000	15,955
Other accrued liabilities	242,771	30,000
Total accrued liabilities	$1,122,119	$1,163,504

8.

NOTES PAYABLE AND OTHER DEBT

Long-term debt, other than debt held by related parties (see Note 9), consists of the following at December 31, 2012 and 2011:

Convertible Notes Payable

2012	2011

Convertible notes in the aggregate principal amount of $1,075,000. The notes accrue interest at an annual rate of 10%, matured in March 2013 (two lenders extended the January 2013 due dates to March 2013 and one was repaid in January 2013) and are convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 767,857 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $270,259 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.95% to 2.06%, and no dividends. As of December 31, 2012 and 2011, the unamortized amount of the discount was $21,874 and $157,005, respectively.

$1,053,126	$917,995

Convertible notes in the principal amount of $150,000. The notes accrue interest at an annual rate of 10%, matured in early February and March 2013 and are convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investor five-year warrants to purchase 107,143 shares of common stock at an exercise price of $0.70 per share. The notes were originally due in December 2012 and were extended by approximately 60 to 90 days, respectively as shown above. The Company evaluated ASC 470-50, Debt - Modifications and Extinguishments and determined that the note extensions were not considered a debt modification or extinguishment. The Company recorded a discount related to the warrants of $32,128 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 108.52%, an expected term of five years, a risk-free discount rate of 1.74%, and no dividends. As of December 31, 2011, the unamortized amount of the discount was $14,892. As of December 31, 2012, there was no amortized portion of the debt discount.

150,000	135,108

 (Continued)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Convertible Notes Payable (Continued)

	2012	2011

Convertible note in the principal amount of $275,000. The note was issued at a discount for gross proceeds of $250,000 and was convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the convertible note, the Company issued to the investor five-year warrants to purchase 196,429 shares of common stock at an exercise price of $0.70 per share. The Company recorded an original issue discount of $25,000 and a discount related to the warrants of $58,988 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 109.1%, an expected term of five years, a risk-free discount rate of 1.51%, and no dividends. In March 2012, the entire amount of outstanding principal and accrued interest totaling $275,000 was converted into 392,857 shares of common stock. As of December 31, 2011, the unamortized amount of the discount was $39,546.

	-	235,454

Convertible note in the principal amount of $550,000. The note was issued at a discount for gross proceeds of $500,000 and was convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the convertible note, the Company issued to the investor five-year warrants to purchase 392,857 shares of common stock at an exercise price of $0.70 per share. The Company recorded an original issue discount of $50,000 and a discount related to the warrants of $145,492 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 109.1%, an expected term of five years, a risk-free discount rate of 1.51%, and no dividends. In April 2012, the entire amount of outstanding principal and accrued interest totaling $550,000 was converted into 785,714 shares of common stock. As of December 31, 2011, the unamortized amount of the discount was $101,819.

	-	448,181
Total	1,203,126	1,736,738
Less Current Portion	(1,203,126)	(370,561)
	$-	$1,366,177

A summary of convertible notes payable and the related discounts as of December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
Principal amount of convertible notes payable	$1,225,000	$2,050,000
Unamortized discount	(21,874)	(313,262)
Convertible notes payable, net of discount	1,203,126	1,736,738
Less: current portion	(1,203,126)	(370,561)
Convertible notes payable, net of discount, less current portion	$-	$1,366,177

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $204,299 was outstanding at December 31, 2012 from related party debt due to lack of on-going affiliation with the lender.  The note is payable in quarterly payments of $17,025.  Accordingly, $68,100 is included as a current liability in the accompanying consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Financing Obligations

	2012	2011
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$132,430	$163,225

Secured non-interest bearing, equipment notes payable in monthly installments of $8,000 over 6 months, maturing in February 2013.	16,000	-

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at an annual rate of 9.0%. In May of 2012, one of the three vehicle notes outstanding at the beginning of the year was repaid early and such repayment amounted to $24,949.	18,368	54,122

Secured non-interest bearing, software notes payable in monthly installments totaling $4,215 over 12 months with a $1 purchase option at the end of the lease agreement in August 2013.	36,362	-
Total	203,160	217,347
Less Current Portion	(96,548)	(49,299)
	$106,612	$168,048

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012.  The lease is payable in 60 monthly installments of $1,491 including interest at a rate of 5.05% through July 2017.  The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of December 31, 2012, by fiscal year, are as follows:

Fiscal Year	Payment
2013	$17,892
2014	17,892
2015	17,892
2016	17,892
2017	8,946
Total	80,514
Less interest	(8,645)
Capital lease obligation	71,869
Less current potion	(14,593)
Long-term portion	$57,276

Aggregate annual maturities of third party debt are as follows at December 31, 2012:

Fiscal Year	Amount
2013	$1,404,241
2014	127,279
2015	123,706
2016	40,289
2017	8,814
Total debt- face value	1,704,329
Less: unamortized discount	(21,874)
Net debt	$1,682,455

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9.

RELATED PARTY DEBT

Long-term related party debt consists of the following at December 31, 2012 and December 31, 2011:

	2012	2011

Unsecured note payable to former Director (a)	$-	$272,399
Secured line of credit agreement (b)	-	40,512
Related party notes payable (c)	-	96,164
Total related party debt	-	409,075
Less current portion	-	(204,776)
Non-current portion of related party notes payable	$-	$204,299

(a) Unsecured notes payable to former Director, interest at 7% at December 31, 2010. As of December 31, 2008, the principal balance of the note was $335,714.  During 2009, the Company made one payment of $50,000 consisting of principal in the amount of $24,843 and interest of $25,157.  In December 2009, the holder agreed to receive quarterly payments of $25,000, of which one was made in 2010 consisting of principal of $19,560 and interest of $5,440.  In May 2011, the Company renegotiated the note payable to remove the interest component and extend the maturity date of the prior note, resulting in a new note agreement.  Under the new agreement, the Company made an initial payment of $17,025 and is required to make quarterly payments of $17,025 until the amount due, $340,400 (consisting of original principal of $291,311 plus accrued interest of $49,089), is paid in full.  The renegotiation of the note was accounted for as a debt restructuring in accordance with ASC Topic 470-60-15.  The carrying amount of the note was not affected as it did not exceed the total future cash payments.  The note was reclassified from related party debt on January 1, 2012 due to lack of on-going affiliation with the lender.  See Note 8.

(b) Secured $1 million, one year line of credit agreement bearing interest of 10% and secured by the initial pilot project Ozonix® unit. As a loan fee to the lender in May 2008, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock each at an exercise price of $0.15 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $182,567 and is amortizing the discount over the term of the notes.  Principal and interest were due under this agreement on May 21, 2009.  In May 2009, the term of the note was extended to December 31, 2009.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In November 2009, the note was converted into a one year installment note bearing interest of 9.056% with monthly payments of principal and interest of $100,546.  In December 2010, EES entered into a Second Amended and Restated Secured Note with the creditor with the principal amount of $524,773.  In connection with the new agreement, EES paid the creditor $251,026 in principal and $47,128 in accrued interest, and pledged 50% of the future cash receipts from one customer to repay the remaining amount due.  In addition, the creditor deferred the payment of default interest in the amount of $40,512 until December 2012.  The final payment of principal and interest, other than the default interest, on this note was made in February 2011.  The default interest was paid in December of 2012.

(c) Secured $2 million, note payable bearing interest of an annual rate of 15% and secured by the second AORO unit and the Ecos-Brine® Ozonix® units.  Amounts under this agreement were due in November and December 2009.  As a loan fee to the lender in November 2008, the Company issued warrants to purchase 666,667 shares of the Company’s common stock each at an exercise price of $0.38 per share expiring in five years.  The Company recorded a debt discount for the relative fair market value of the warrants, $190,076 and amortized the discount over the term of the note.  This note holder became a related party in July 2009 when the holder became an investor in EES and this note became an obligation of EES.  In connection with the investment in July 2009, the annual interest rate was reduced to 12% and the due date of the note was extended to December 2011.  In connection with the new agreement on the note above, the holder deferred the payment of default interest on this note in the amount of $96,164 until December 2012 at which time such amount was paid.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

10.

RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs.  The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

The fair market value of the future lease payments was calculated based upon the amount of future rents due as of September 30, 2009 of approximately $710,000 spread over 44 payments less estimated sublease income of $10,000 per month, and discounted conservatively at 3.5%, the current prime lending rate resulting in a charge to restructuring of $246,920 in accordance with ASC 420-10-15, Exit or Disposal Cost Obligations.  The lease expires on April 30, 2013.

During the year ended December 31, 2010, the Company recorded an additional restructuring charge for future rental payment due in the amount of $50,000.

Based upon a review of the reserve performed during 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000.  The Company adjusted the reserve accordingly.

The following table summarizes the activity in the restructuring reserve during the three years ended December 31, :

Restructuring Reserve:

	2012	2011	2010
Balance, beginning of year	$119,184	$181,119	$123,436
Accrual adjustments	(62,000)	-	50,000
Rental payments	(187,416)	(181,091)	(176,683)
Sublease payments received	136,141	119,156	139,146
Reclassification from payables	-	-	45,220
Balance, end of year	$5,909	$119,184	$181,119

11.

DERIVATIVE FINANCIAL INSTRUMENTS

 Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are subject to derivative accounting treatment under ASC 815-10, Derivatives and Hedging.  Warrants and embedded conversion features of convertible notes, that contain re-pricing features are recorded as a liability which is revalued at fair value each reporting date.  Further, under derivative accounting, the warrants are valued at their fair value, rather than their relative fair value.  If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as a change in fair value on the issuance date.  Embedded conversion features are valued at their fair value, rather than by the intrinsic value method.  The fair value of the embedded conversion feature is added to the loan discount, in an amount which is the lesser of, the fair value of the embedded conversion feature or the excess of the face value of the debt over the fair value of the attached warrants or any other applicable debt discounts.  If the amount of the fair value of the embedded conversion feature applied to the discount is less than the total fair value of the embedded conversion feature, the remainder will be recorded as a change in fair value on the issuance date.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Table 1	BSM Inputs
Warrants
	During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.96% - 110.94%	108.19%
Expected Term	1.00 - 4.52 years	0.94 - 3.28
Risk Free Interest Rate	0.35% - 2.24%	0.28% - 1.18%

Embedded Conversion Options
	During the Year Ended December 31, 2010	As of December 31, 2010
Volatility	83.5% - 110.94%	N/A
Expected Term	0.001 - 0.6 years	N/A
Risk Free Interest Rate	0.001% - 0.23%	N/A

2011

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2011 with the BSM option pricing model using the closing price of the Company’s common stock of $0.44 and the ranges for volatility, expected term and risk free interest indicated in Table 2 that follows.  As a result, for the year ended December 31, 2011, the Company recognized a gain from the change in derivative liability of $152,888 in other income related to the warrant derivative instruments.

Table 2	BSM Inputs
Warrants
	During the Year Ended December 31, 2011	As of December 31, 2011
Volatility	62.11% - 74.24%	63.85%
Expected Term	0.08 - 2.0 years	1.22 - 2.27
Risk Free Interest Rate	0.01% - 0.43%	0.17% - 0.28%

2012

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2012 with the BSM option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.37 and the ranges for volatility, expected term and risk free interest indicated in Table 3 that follows (BSM inputs only).  As a result, for the year ended December 31, 2012, the Company recognized a gain from the change in derivative liability of $41,374 in other income related to the warrant derivative instruments.

Table 3	BSM Inputs
Warrants
	During the Year Ended December 31, 2012	As of December 31, 2012
Volatility	52.10% - 64.10%	50.05%
Expected Term	0.46 – 1.93 years	0.37 – 1.27 years
Risk Free Interest Rate	0.08% - 0.24%	0.06% - 0.18%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

12.

FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments.  The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations.  See Note 11.  The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$197,009	$-	$-	$197,009

	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$347,235	$-	$-	$347,235

The following is a roll forward through December 31, 2012 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

		Fair Value of
		Liability for
	Fair Value of	Embedded
	Liability for	Conversion
	Warrant	Option
	Derivative	Derivative
	Instruments	Instruments
Balance at December 31, 2009	$6,315,631	$1,084,908
Fair value of warrants exercised or embedded conversion options converted	(14,571,170)	(5,100,128)
Impact on fair value of warrant modifications	93,735	-
Change in fair value included in other (income) loss	8,772,446	4,015,220
Balance at December 31, 2010	610,642	$-
Fair value of warrants exercised	(110,519)
Change in fair value included in other (income) loss	(152,888)
Balance at December 31, 2011	347,235
Fair value of warrants exercised	(108,852)
Change in fair value included in other (income) loss	(41,374)
Balance at December 31, 2012	$197,009

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2012 and 2011 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends.  A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company.  The shares are convertible each into 24,000 common shares.  Accrued dividends totaled $1,030,994 and $1,008,494 on December 31, 2012 and 2011 respectively.

Series B

At December 31, 2012 and 2011 there were 241 and 322 shares, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding.  The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a CoC event at $2,500 per share plus accrued dividends.  The shares are convertible each into 835 common shares.  Accrued dividends totaled $1,854,281 and $2,017,301 on December 31, 2012 and 2011, respectively.  During the year ended December 31, 2012, one holder converted one share of Series B preferred stock into 835 shares of common stock.  In addition, in order to settle a dispute with a shareholder and former director, the Company issued 1,231,484 shares of common stock and the shareholder and former director converted his 80 Series B shares and accrued dividends.

14.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2012.

Shares issued

Issuances of the Company’s common stock during the years ended December 31, 2012, 2011 and 2010, respectively, included the following:

Shares Issued for Cash

2012

1,462,832 shares of common stock were issued for $278,675 in cash through the exercise of warrants and options with exercise prices between $0.15 and $0.60 per share.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Shares Issued in Cashless Option Exercises

2012

The Company issued 612,343 shares of common stock in connection with the cashless exercise of options to purchase 1,135,667 shares of the Company’s common stock exercisable at $0.15 to $0.36 per share and based upon the market values of the Company’s common stock ranging from $0.60 to $0.63 per share.

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

Shares Issued in Conversion of Preferred Stock

2012

1,231,484 shares of common stock were issued upon conversion of 80 shares of Series B Preferred Stock and accrued dividends. The total value of the preferred shares converted was $445,834.

835 shares of common stock were issued upon conversion of one share of Series B Preferred Stock.

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

Shares Issued Upon Conversion of Debt and Other Liabilities

2012

1,178,571 shares of common stock were issued to lenders upon conversion of secured original issue discount notes in the amount of $825,000 at a conversion rate of $0.70 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Shares Issued in Cashless Warrant Exercise

2012

2,511,944 shares of common stock were issued for 7,904,186 warrants to purchase common stock at exercise prices between $0.15 and $0.60 per share, based upon market values for the Company’s common stock at between $0.349 and $0.65 per share.

2010

7,295,624 shares of common stock were issued for 11,278,688 warrants to purchase common stock at exercise prices of between $0.15 and $1.25 per share, based upon market values for the Company’s common stock at between $0.80 and $1.73 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15.

RESTRICTED STOCK

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $15,000, $190,000 and $178,436 for the years ended December 31, 2012, 2011 and 2010, respectively net of cancellations/forfeitures.  The following table summarizes non-vested restricted stock and the related activity for the years ended December 31, 2012, 2011 and 2010:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2009	547,559	$0.45
Granted	153,225	$1.24
Vested	(431,280)	$0.46
Non-vested at December 31, 2010	269,504	$0.89
Granted	259,258	$0.54
Vested	(211,365)	$1.13
Non-vested at December 31, 2011	317,397	$0.52
Granted	80,000	$0.50
Vested	(132,213)	$0.49
Cancellations and forfeitures	(185,184)	$0.54
Non-vested at December 31, 2012	80,000	$0.47

Total unrecognized share-based compensation expense from non-vested restricted stock at December 31, 2012 was $20,000 which is expected to be recognized over 0.5 years.  The above grants relate to various directors and director advisors accepting such grants as outlined in Note 16.

16.

STOCK OPTIONS AND WARRANTS

The fair value of option and warrants granted during the periods presented is estimated on the date of grant using the BSM option pricing model.  We used the following assumptions for options granted in the following periods:

For the Year Ended December 31,
	2012	2011	2010
Expected volatility	54.75% - 64.15%	69.2% - 112.58%	104.7% - 107.92%
Expected remaining term	3 - 4 years	3 - 5 years	2.5 - 5 years
Risk-free interest rate	0.39% - 0.87%	0.39% - 2.06%	0.89% - 2.95%
Expected dividend yield	None	None	None

Stock-based compensation expense (excluding charges related to restricted stock) for the years ended December 31, 2012, 2011 and 2010 was $1,465,692, $6,478,229 and $5,339,556, respectively net of cancellations/forfeitures.  As of December 31, 2012, there was $210,400 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans.  This unrecognized compensation cost is expected to be recognized over the next 2.25 years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2003 Equity Incentive Plan

On November 17, 2003, the Company adopted the 2003 Equity Incentive Program, which provides for the granting of 4,000,000 stock options and SARs to key employees.  Options granted may be either ISOs, pursuant to provisions of the Internal Revenue Code, non-qualified options, or restricted stock awards. Exercise prices of stock options are generally not less than the fair market value of common stock on the grant date. Options vest at a rate of at least 20% per year over five years from the date the option is granted. Stock options are exercisable for a period no longer than ten years after the date they are granted. The Plan shall terminate November 17, 2013.  As of December 31, 2012 options to purchase 135,500 shares of common stock at $1.10 per share are outstanding under this Plan.

2003 Stock Option Plan for Outside Directors and Advisory Board Members

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors and Advisory Board Members, which provided for the granting of 2,000,000 stock options, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. At December 31, 2012 options to purchase 755,000 shares of common stock at exercise prices ranging from $1.10 to $1.43 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature.  The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion.  The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event.  As of December 31, 2012 options to purchase 8,847,839 shares of common stock were outstanding under the 2006 Plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	8,408,320	$0.55	11,730,805	$0.58	11,468,735	$0.69

Granted	1,634,743	$0.47	513,891	$0.52	937,842	$0.67

Exercised	-	$-	(584,000)	$0.28	(675,772)	$0.27

Forfeited	(259,724)	$0.49	(25,000)	$0.47	-	$-

Expired	(45,000)	$1.43	(3,227,376)	$0.78	-	$-

Outstanding at end of year	9,738,339	$0.53	8,408,320	$0.55	11,730,805	$0.58

Exercisable at end of year	8,506,929	$0.54	7,919,429	$0.55	11,384,685	$0.57

Outstanding
Weighted average remaining contractual term		2.35		3.02		2.73
Aggregate intrinsic value		$29,188		$81,613		$383,371
Weighted average grant date fair value		$0.21		$0.25		$0.24

Exercisable
Weighted average remaining contractual term		1.90		2.93		2.69
Aggregate intrinsic value		$29,188		$81,613		$383,371

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2012

In January 2012, the Company granted five year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share.  The fair value of these options amounted to $225,302, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In March 2012, upon the appointment of a new board member, the Company granted five year options to purchase 123,076 shares of common stock at exercise prices of $0.65 per share.  The fair value of these options amounted to $39,027, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In July 2012, in accordance with the 2006 Plan, the Company’s advisory board member received an automatic grant of 30,000 five-year stock options with an exercise price of $0.50 per share for service as an advisory board member for the upcoming year.  The options vest on June 30, 2013, subject to the continued service as an advisory board member.  The value of the options, $5,528, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

In July 2012, in accordance with the 2006 Plan, the Company’s non-employee directors received an automatic grant of options and restricted stock for board service for the upcoming year.  In connection with the automatic grants, non-employee directors were granted a total of 380,000 five-year stock options at an exercise price of $0.50 per share.  The options vest on June 30, 2013, subject to the continued service of each applicable person as a director.  The value of the options, $70,019, calculated using the BSM option pricing model and, will be recognized as expense over the one-year vesting period.

On July 3, 2012, in connection with a non-employee board member’s appointment to the compensation committee, the committee member received an automatic grant under the 2006 Plan of 41,667 five-year stock options at an exercise price of $0.48 per share.  The options vest in three equal annual increments over a three year period with the first vesting date being one year from the date of the automatic grant.  The value of the options, $8,410, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over a three-year vesting period.

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

In July 2011, the Company granted directors five-year options to purchase 287,037 shares of the Company’s common stock at an exercise price of $0.54 per share as compensation for their board service for the coming year.

In July 2011, the Company granted advisory board members five-year options to purchase 101,854 shares of the Company’s common stock at an exercise price of $0.54 per share as compensation for their advisory board service for the coming year. In August 2011, the Company granted an employee five-year options to purchase 25,000 shares of common stock at an exercise price of $0.47 per share.  The options were subsequently forfeited due to termination.

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

On July 1, 2010, the Company granted directors five year options to purchase 229,842 shares of common stock at an exercise price of $1.24 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	46,156,890	$0.56	42,719,462	$0.50	33,115,414	$0.45

Granted	-	$-	10,000,000	$0.48	11,170,000	$0.79

Exercised	(1,542,675)	$0.19	(5,762,572)	$0.23	(1,363,932)	$0.30

Forfeited	(523,324)	$0.28	(750,000)	$0.82	(202,020)	$1.00

Expired	-	$-	(50,000)	$5.00	-	$-

Outstanding at end of year	44,090,891	$0.57	46,156,890	$0.56	42,719,462	$0.50

Exercisable at end of year	44,090,891	$0.57	41,956,894	$0.56	34,086,129	$0.48

Outstanding
Weighted average remaining contractual term		1.87		2.79		3.23
Aggregate intrinsic value		$386,353		$1,497,900		$3,122,540
Weighted average grant date fair value		N/A		$0.33		$0.30

Exercisable
Weighted average remaining contractual term		1.87		2.71		2.88
Aggregate intrinsic value		$386,353		$1,341,900		$3,115,873

2012

During the twelve months ended December 31, 2012, the Company issued 930,332 shares of common stock in exchange for $147,050 in connection with the exercise of options with exercise prices ranging from $0.15 to $0.30 per share.

In addition, the Company issued 612,343 shares of common stock in connection with the cashless exercise of options to purchase 1,135,667 shares of common stock at an exercise prices ranging from $0.15 to $0.36 per share and based upon market prices of the Company’s common stock ranging from $0.44 to $0.60 per share.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

In December 2011, the Company issued 681,333 shares of common stock in exchange for $102,200 in connection with the exercise of options with an exercise price of $0.15 per share.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,435,714	$0.53	2,353,714	$0.33	3,803,714	$0.59

Granted	-	$-	700,000	$0.64	-	$-

Exercised	-	$-	(1,618,000)	$0.28	(193,548)	$1.00

Forfeited	-	$-	-	$-	(806,452)	$1.00

Expired	-	$-	-	$-	(450,000)	$1.04

Outstanding at end of year	1,435,714	$0.53	1,435,714	$0.53	2,353,714	$0.33

Exercisable at end of year	1,435,714	$0.53	1,185,714	$0.51	2,344,784	$0.33

Outstanding
Weighted average remaining contractual term		2.11		3.12		1.06
Aggregate intrinsic value		$-		$4,714		$357,743
Weighted average grant date fair value		N/A		$0.50		N/A

Exercisable
Weighted average remaining contractual term		2.11		2.92		1.06
Aggregate intrinsic value		$-		$4,714		$357,386

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2010

In June 2010, the Company issued 193,548 shares of common stock in exchange for options to purchase 1,000,000 shares of common stock in connection with the cashless exercise of options with an exercise price of $1.00 per share and based on a market value of the Company’s common stock of $1.24 per share.

Warrants

The following table summarizes warrant activity for the years ended December 31, 2012, 2011 and 2010:

	For the Years Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	17,872,171	$0.46	19,179,489	$0.43	32,588,207	$0.51

Granted	-	$-	1,160,714	$0.70	773,099	$0.84

Exercised	(8,379,686)	$0.18	(1,868,632)	$0.27	(10,625,324)	$0.25

Forfeited	-	$0.40	-	$-	(2,594,121)	$0.60

Exchanged, net	-	$-	-	$-	2,063,000	$0.69

Expired	(3,428,000)	$0.75	(599,400)	$0.53	(3,025,372)	$1.19

Outstanding at end of year	6,064,485	$0.58	17,872,171	$0.46	19,179,489	$0.43

Exercisable at end of year	6,064,485	$0.58	17,872,171	$0.46	19,179,489	$0.43

Outstanding and exercisable
Weighted average remaining contractual term		1.54		1.16		1.70
Aggregate intrinsic value		$557,245		$2,089,266		$2,894,789

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2012 is presented below:

Warrants

Warrants issued for financing	5,753,056
Warrants issued for services	311,429
Outstanding at December 31, 2012	6,064,485

Grants and Exercises

2012

During the year ended December 31, 2012, the Company issued 532,500 shares of common stock in exchange for $131,625 in connection with the exercise of warrants with exercises prices ranging from $0.15 to $0.60 per share.  In addition, the Company issued 2,511,944 shares of common stock in connection with the cashless exercise of warrants to purchase 7,904,186 shares of common stock at exercise prices ranging from $0.15 to $0.60 per share based upon market prices of the Company's common stock ranging from $0.349 to $0.648 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

In March of 2012, the Company provided an option to extend the expiration date of certain warrants for a period of one year, or surrender the warrants in a cashless exercise.  The arrangement called for holders of warrants at exercise prices of $0.60 and $0.75 to extend such warrants for one year at a cost of $0.20 and $0.14, respectively.  Holders of 320,000 and 310,000 $0.60 warrants and $0.75 warrants, respectively opted to extend their expiration date for one year at an aggregate cost of $107,400.  Given the stock closing price at quarter-end of $0.61, the remainder of the $0.60 warrants were converted in cashless exercises, resulting in the issuance of 69,914 shares of common stock (as discussed above), while warrants to acquire 3,428,000 shares of common stock for $0.75 per share expired.

2011

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

2010

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

17.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES.  In November EES received $7,850,000 in exchange for a 21.5% interest in EES.  After the November transaction, the Company owns 52.6% of EES.  EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009 and a net loss of $528,277 for the year ended December 31, 2010, both of which were allocated to the other EES members in accordance with the LLC operating agreement.  For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended.  On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011.  During 2012, of EES’s $3,780,472 of net income, $815,054 was allocated to noncontrolling interest.

Pursuant to EES Board Member resolutions throughout the year, cash distributions of $6.7 million were made in accordance with membership interest in EES.  Of this amount, $3.2 million was paid to members comprising the noncontrolling interest and $3.5 million was paid to ETI and, accordingly, was eliminated in consolidation.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three years ended December 31, 2012, 2011 and 2010:

Noncontrolling Interest in Subsidiary

	2012	2011	2010
Balance, beginning of year	$11,768,381	$10,078,306	$10,606,583
Distributions to noncontrolling members	(3,160,375)	-	-
Noncontrolling interest in income (loss)	815,054	1,690,075	(528,277)
Balance, end of year	$9,423,060	$11,768,381	$10,078,306

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

18.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  At December 31, 2012, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $69,113,000.  The NOL expires during the years 2013 to 2032.  In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code.  Management does not presently believe that such a change has occurred.  Realization of any portion of the $31,818,065 of net deferred tax assets at December 31, 2012 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount.  The valuation allowance as of December 31, 2011 was $31,867,922.  The change in the valuation allowance during the year ended December 31, 2012 amounted to $49,857.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2012	2011
Deferred tax assets:
Organizational costs, accrued liabilities and other	$450,912	$425,984
NOL carryforwards	26,007,066	25,951,001
Depreciation	34,206	-
Compensation related to equity instruments issued for services	5,357,898	5,529,917
Valuation allowance	(31,818,065)	(31,867,922)

Net deferred tax assets	$32,017	$38,980

Total deferred tax liability	(32,017)	(38,980)
Total net deferred taxes	$-	$-

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Income tax expense (benefit) at federal statutory rate	34.00%	(34.00)%	(34.00)%
State taxes, net of federal benefit	0.51	(4.73)	(1.48)
Nondeductible items	(29.26)	25.45	19.64
Change in valuation allowance	(5.25)	13.28	15.84
	-%	-%	-%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

The Company had a long term relationship with Kamimura International Associates ("KIA"), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East.  The relationship resulted in the establishment of UltraStrip Japan, Ltd., a company whose purpose was to market and deliver ship stripping services in Japan.  The agreement with KIA was never formalized.  In February 2007, KIA filed a lawsuit against the Company.  In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement.  The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail.  In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss.  The motion to dismiss was rejected by the court.  The Company expensed and accrued an amount it reasonably estimated would be required to resolve any outstanding issues between the Company and KIA.  In December 2012, the Company reached a settlement with KIA amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount.  Should the Company default on any of its required payments, the settlement amount will increase to $150,000.  The Company had originally accrued $197,500 in accrue liabilities related to this settlement.  As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 as of December 31, 2012 which is comprised of the $150,000 obligation less the initial $25,000 payment.  See note 7 as this amount is included in other accrued liabilities.  Upon the final payment in accordance with the settlement, the Company will record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings.  As of December 31, 2012 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.  See Note 7 as this amount is included in other accrued liabilities.

Leases

The Company makes monthly rent payments of $11,789 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices and manufacturing location.  During the years ended December 31, 2012, 2011 and 2010 the Company recognized rent expense amounting to $141,468, $141,468 and $148,248, respectively.  The Company has been under a month-to-month agreement for the two buildings adjacent to the Stuart facility that holds the Company’s machining equipment.  The lease agreements expired in April and May 2012 and the Company continues to make monthly rent payments of $4,980. During the years ended December 31, 2012, 2011 and 2010 the Company recognized rent expense amounting to $59,760, $59,760 and $19,920, respectively.

In August 2008, the Company entered into a lease agreement for the Company’s offices in New York.  The lease agreement expires on April 30, 2013.  In June 2009, the Company decided to close the New York office.  See Note 10.

In October 2012, the Company re-entered into a one year lease for the EES operations office in Arkansas with a monthly rent of $3,300.  During the years ended December 31, 2012, 2011 and 2010, the Company recognized rent expense of $48,600, $50,400, $50,400, respectively, related to this lease.

Future minimum annual rents due under operating leases are as follows:

2013

Amounts due under operating leases	$100,408
Less sublease	(47,275)
$53,133

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

20.

CONCENTRATION OF RISK

During the year ended December 31, 2012, the Company’s revenues were 76%, 19% and 4% from customers A, B and C, respectively, in the oil and gas industry, and were from three revenue sources. Of the three revenue sources, 76% related to the sale of Ozonix® equipment and field services offered in the domestic oil and gas industry, 19% related to mobile, Ozonix® water recycling services provided during hydraulic fracturing operations and the remaining 4% related to onsite, Ozonix® water recycling services provided for the treatment of flowback and produced waters.  As of December 31, 2012, 75%, 14% and 10% of accounts receivable were from three customers A, B and C, respectively.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2012. As of December 31, 2012, the Company’s bank balances exceeded FDIC insured amounts by approximately $0.1 million.

21.

RELATED PARTY TRANSACTIONS

See Note 9 for discussion of related party notes payable.

In January 2012, the Company granted five-year options to purchase 1,060,000 shares of common stock to certain employees at an exercise price of $0.44 per share.  910,000 of these grants were made to related parties.

In July 2012, the Company issued 188,280 shares of common stock to the Chief Operating Officer in exchange for options to purchase 285,667 shares of common stock in connection with the cashless exercise of options with an exercise price of $0.15 per share and based on a market value of the Company’s common stock of $0.44 per share.

During the year ended December 31, 2010, the Company’s former Chairman and CEO converted an original issue discount convertible note in the amount of $111,111 into common stock.  In addition, the former Chairman and CEO  was issued 1,667,049 shares of common stock in connection with the cashless exercise of 1,935,000 warrants with exercise prices of between $0.15 and $0.25 per share, based upon the quoted market price of the Company’s common stock, $1.17 per share.

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

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

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

For the year ended December 31, 2009 and 2010, the Company allocated 100% of the net loss of EES, $743,417 and $528,277, respectively, to the noncontrolling interests of EES as stipulated in the LLC operating agreement.  For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended.  On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011 and $815,054 of income was allocated to noncontrolling interests in fiscal 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

23.

QUARTERLY DATA (UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
In thousands, except per share data
Revenues	$8,361	$2,228	$8,625	$2,368	$7,326	$8,207	$6,820	$8,285
Income (loss) from operations	1,039	(3,330)	885	(1,535)	431	(123)	(1,190)	(179)
Net income (loss) applicable to common stock before noncontrolling interest	721	(3,772)	894	(1,575)	382	(269)	(1,046)	(349)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	365	(3,800)	506	(1,861)	316	(1,309)	(1,051)	(685)
Net income (loss) per common share applicable to common stock
Basic	-	(0.03)	-	(0.01)	-	(0.01)	-	-
Diluted	-	(0.03)	-	(0.01)	-	(0.01)	-	-

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

24.

SUBSEQUENT EVENTS

Shares Issued in Payment of Interest

In January 2013, 15,384 shares of common stock with a value of $6,000 based on the quoted trading price of $0.39 per share were issued as payment for accrued interest in the same amount.

Employment and Consulting Agreements

In January 2013, the Company appointed Mr. John Brewster as Chief Executive Officer and Chairman of the Board. Mr. Brewster and the Company entered into a two-year Employment Agreement, but it terminated when he resigned on March 12, 2013 for personal reasons. Mr. Brewster replaced Mr. Charles Vinick who remains a director. Mr. Vinick also is serving as a consultant to the Company for a one-year period. In connection with his Consulting Agreement, Mr. Vinick is receiving fees of $275,000 and is reimbursed for health insurance costs. Additionally, Mr. Vinick was granted 1,000,000 five-year stock options exercisable at $0.40 per share. The options will vest quarterly in four equal increments over the one-year consulting period subject to continued service on each applicable vesting date.  The total fair value of stock options granted to Mr. Vinick was $135,890, which is being recognized over the respective vesting period.

In January 2013, the Company approved a compensation arrangement for its Director of Business Development.  The Director of Business Development (i) receives an annual salary of $175,000, (ii) was granted 150,000 five year stock options exercisable at $0.48 per share, vesting semi-annually over a two year period subject to continued employment on each applicable vesting date, and (iii) will receive 1% of revenues from transactions consummated as a result of his efforts generating business outside of the field of energy (excluding revenues of EES).  The total fair value of stock options was $24,841, which is being recognized over the vesting period.

In December 2012, the Company approved entering into a new Employment Agreement for Mr. Dennis McGuire, the Company’s Founder and Chief Technology Officer, to be effective as of January 1, 2013.  The new agreement has not been signed as of April 2, 2013.  Mr. McGuire became Chief Executive Officer on March 12, 2013, but such appointment did not affect his compensation. He continues his role as Chief Technology Officer.  Mr. McGuire continues to receive his $450,000 base salary (“Base Salary”) which may be increased at the discretion of the Company’s Compensation Committee based upon the Company’s progress in achieving its goals and objectives.  Mr. McGuire was granted 6,000,000 five-year stock options, exercisable at $0.36 per share with one-third vesting immediately and the balance quarterly over a two-year period subject to continued employment on each applicable vesting date, which will become effective on the execution of  a Stock Option Agreement.  The fair value of the options amounted to $865,642 calculated using the BSM method.

In January 2013, Mr. Dean Becker was appointed as a director of the Company and is also serving as a consultant for a three year period.  His Consulting Agreement can be terminated on 30 days’ notice.  In connection with his Consulting Agreement, the Company granted five year options to purchase 3,000,000 shares of common stock for consulting services at an exercise price of $0.37 per share.  The fair value of these options amounted to $482,391, calculated using the BSM method, and will be expensed over the requisite service period.  Mr. Becker will be paid a fee of $250,000 per year for his consulting services.

On February 5, 2013, the Company appointed a new interim Chief Financial Officer.

Stock Issuances

In January 2013, the Company issued 80,000 shares of common stock upon the exercise of warrants with an exercise price of $0.25 per share resulting in proceeds to the Company of $20,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

Convertible Note

On February 19, 2013, the Company entered into a $3,400,000 Convertible Note and Warrant Purchase Agreement and related agreements with two institutional investors managed by CIM Investment Management Ltd., a London, England fund manager. The Company received $750,000 and the balance of $2,650,000 was to be funded if the Company met a milestone by April 2, 2013.  It did not, although the Company believes that if Hydrozonix pays it by April 15th, the balance of the $2,650,000 loan will be funded.  The Convertible Notes are: (i) due in two years from the date of issuance subject to prepayment and (ii) pay interest at 8.5% per annum. The first tranche of $750,000 is convertible at $0.40 per share. In addition to the Convertible Notes, the investors were issued 937,500 five-year warrants exercisable at $0.40 per share. If the milestone is met, the Company will issue the investors additional Convertible Notes and warrants which will be identical to the securities issued in the first tranche except that the conversion and exercise prices for the second tranche will be the lower of $0.40 per share or the 20-day volume weighted average closing prices prior to the closing of the second tranche. The number of warrants issued will be the quotient of $2,650,000 divided by the conversion price multiplied by 50% (or 50% warrant coverage on the Convertible Notes on an as-converted basis).  The investors have a one-time option on October 31, 2013 to invest up to each investor’s pro-rata share of an additional $1 million on the same terms. The Convertible Notes are subject to partial redemption (32.35%) in 18 months. Of the proceeds, approximately $445,000 was used to pay off the outstanding notes due March 2013 described under Note 8. The Company paid a Placement Agent fee of 5.5% in cash and 4% in warrants.

Demand for Arbitration

From time to time, we are involved in litigation in the ordinary course of business.  We are not presently a defendant in any material litigation.  In February 2013, the Company initiated an arbitration proceeding against Halliburton Energy Services, Inc. (“Halliburton”) before the American Arbitration Association, alleging that Halliburton misappropriated Ecosphere’s trade secrets and proprietary technical business and strategic information.  The Company is seeking to recover $300 million in damages alleging that Halliburton breached a Non-Disclosure Agreement with the Company and thereafter misappropriated the Company’s trade secrets relating to the Company’s green technology business model, to treat and recycle wastewater related to hydraulic fracturing operations for oil and natural gas.  As of the date of the Report, Ecosphere’s lawyers were granted Miami as the venue for arbitration by the AAA. Halliburton was requesting Houston but that request was denied and cannot be appealed.