Form 10-K/A
period 2012-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2013-04-30
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2013. We are filing this Amendment to amend Part III of the 2012 Form 10-K to include the information required by and not included in Part III of the 2012 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the 2012 Form 10-K. The 2012 Form 10-K continues to speak as of the date of the 2012 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2012 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Ecosphere,” the “Company,” “we,” “us” and “our” refer to Ecosphere Technologies, Inc.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to directors and executive officers of Ecosphere:

Name	Age	Positions with Ecosphere
Directors:
Dennis McGuire	62	Chairman of the Board
Dean Becker	58	Director
Gene Davis	59	Director
Michael Donn, Sr.	65	Director
D. Stephen Keating	57	Director
Jimmac Lofton	55	Director
Charles Vinick	65	Director

Executive Officers:
Dennis McGuire	62	Chief Executive Officer and Chief Technology Officer
Michael Donn, Sr.	65	Chief Operating Officer
David Brooks	42	Chief Financial Officer
Jacqueline McGuire	50	Senior Vice President of Administration and Secretary

Dennis McGuire is our Chairman of the Board, Chief Executive Officer and Chief Technology Officer. Mr. McGuire was appointed Chairman of the Board and Chief Executive Officer on March 14, 2013. On January 18, 2011, Mr. McGuire was appointed Chief Technology Officer at which time he stepped down as President and Chief Executive Officer. Mr. McGuire was appointed President and Chief Executive Officer of Ecosphere on September 28, 2005. From June 17, 2008 until November 12, 2008, Mr. McGuire was the Co-Chief Executive Officer of Ecosphere, sharing the role with Mr. Patrick Haskell. From November 12, 2008 until August 1, 2009, Mr. McGuire was the Chief Technology Officer of Ecosphere until he again became President and Chief Executive Officer. Mr. McGuire was selected as a director because he is the founder of Ecosphere and is the inventor of all our intellectual property.

Mr. Becker has served as a director since January 1, 2013. Since June 2009, Mr. Becker has been the Chief Executive Officer of ICAP Patent Brokerage and ICAP Ocean Tomo Auctions (collectively, “ICAP”), a leader in selling intellectual property.  From January 2006 until June 2009, Mr. Becker was the Vice Chairman of Ocean Tomo, LLC, an industry leading provider of an array of financial products and services related to intangible assets prior to its acquisition by ICAP. In 2009, Mr. Becker declared personal bankruptcy because of a personal guarantee on commercial real estate development project that could not be refinanced due to the then present market conditions. Mr. Becker is a frequent global speaker on intellectual property rights and the use of patents to include or exclude competition through licensing and enforcement of government issued rights. He was selected as a director because he is a leading expert on monetizing intellectual property.

Gene Davis has served as a director since August 2008. Since February 2013, Mr. Davis has been employed as Mid-Con Geoscience Lead with FIML Natural Resources, LLC, a domestic, onshore United States exploration and production oil and natural gas company based in Denver, Colorado. From August 2, 2010 until February 2013, Mr. Davis was the Vice President of Geosciences at Caerus Oil and Gas LLC, an independent oil and gas exploration and production firm headquartered in Denver, Colorado. From March 2008 until June 2010, Mr. Davis was employed as Vice President/General Manager of the Denver Region for NFR Energy, LLC, an independent oil and gas production company headquartered in Houston, Texas. From December 2004 to March 2008, Mr. Davis was the Geological and Geophysical Manager for the Western Business Unit of Forest Oil Corp. where he developed and implemented drilling programs in the Permian and various Rocky Mountain Basins. Mr. Davis has over 30 years of executive geoscience, asset management, and successful exploratory and development geology and geophysics experience. Mr. Davis was selected as a director because of his extensive experience in the energy business and his ability to provide valuable insight to our management.

Michael Donn, Sr. was appointed a director in March 2005 and was appointed our Chief Operating Officer on March 27, 2008. Mr. Donn has held a number of senior executive positions with us since January 2000. As part of his duties, Mr. Donn set up and coordinated our relief effort in Waveland, Mississippi following Hurricane Katrina. Mr. Donn was the Project Manager for Ecosphere’s EPA Verification testing of its Water Filtration System. From November 2006 until January 29, 2010, Mr. Donn was a director of GelTech Solutions, Inc. From 1994 to 2000, he served as President of the Miami-Dade County Fire Fighters Association, a 1,700-member employee association for which he previously served as President, Vice President and Treasurer beginning in 1982. His responsibilities included negotiating, lobbying at the local, state and national levels and heading the business operations for the Association. He was also Chairman of the Insurance Trust. Following Hurricane Andrew, Mr. Donn coordinated the fire fighter relief efforts for the Miami-Dade fire fighters. He is the brother of our Senior Vice President of Administration, Jacqueline McGuire, and the brother-in-law of our Chairman of the Board and Chief Executive Officer, Dennis McGuire. Mr. Donn was selected as a director because of his years of experience with all aspects of Ecosphere’s business and his administrative experience in directing the firefighters union. He has remained as a director as a representative of management.

D. Stephen Keating was appointed a director in August 2008. Since December 2008, Mr. Keating has served as the Vice President of Taxes at Crocs, Inc. Mr. Keating served as the Vice President of the Worldwide Taxes for CA, Inc. from 1988 through June 2008 where Mr. Keating was the senior officer responsible for the worldwide tax, which included tax planning and strategy, tax accounting and day-to-day supervision for the U.S. and international tax departments. At CA, Inc., Mr. Keating was involved with approximately 100 mergers, acquisitions and divestitures. Additional responsibilities included negotiating with the IRS and various countries' tax authorities on audit issues and APA reports. Mr. Keating was selected as a director due to his extensive executive experience and his accounting and tax knowledge.

Jimmac Lofton was appointed a director in March 2012. Since December 2011, Mr. Lofton has served as a financial consultant. Since May 2012, he has primarily provided services to New West Capital of Sedalia, Colorado focusing on the mining industry and water resources. From March 2008 until December 2011, Mr. Lofton was the Director of Investor Relations of Evergreen Energy Inc., a clean energy technology company. Mr. Lofton was selected as a director for his experience in the clean energy industry.

Charles Vinick has served as a director since August 2006. From January 18, 2011 until January 8, 2013, Mr. Vinick served as Chief Executive Officer. Mr. Vinick has been a consultant to the Company since he resigned as Chief Executive Officer. Prior to becoming Chief Executive Officer, Mr. Vinick was Executive Chairman effective August 1, 2010. From December 22, 2009 until January 8, 2013, Mr. Vinick served as the Chairman of the Board. Until December 2010, Mr. Vinick served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpinteria, California. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. From June 2005 through August 2007, Mr. Vinick was the Chief Executive Officer of the Alliance to Protect Nantucket Sound. He served as Chief Executive Officer of the Foundation for Santa Barbara City College from June 2004 through May 2005 and as Vice President of Fritz Institute from October 2003 to March 2004. Mr. Vinick was Executive Vice President of the Ocean Futures Society from its founding in 1998 through September 2003. Including the Ocean Futures Society, Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau. Mr. Vinick was selected as a director due to his knowledge of, and commitment to, the environmental mission of Ecosphere, his understanding of the business applications for the Ecosphere technology, and his business experience and judgment. Mr. Vinick was also selected due to his 25 years of experience in global water quality and policy issues.

Executive Officers

See above for Mr. McGuire’s and Mr. Donn’s biographies.

David Brooks was appointed interim Chief Financial Officer on February 5, 2013. Since June 6, 2012, Mr. Brooks has served as the Chief Financial Officer of SKM Media Corp., a data and services marketing company. Since November 2009, Mr. Brooks has been the Managing Shareholder of D. Brooks and Associates CPAs, P.A., which provides Chief Financial Officer and related services to businesses on a consulting basis. From August 2008 through October 2009, Mr. Brooks was an audit director and consultant for McGladrey & Pullen, LLP (now McGladrey LLP), a large assurance, tax and consulting services company. Mr. Brooks is a Certified Public Accountant in Florida.

Jacqueline McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, the Company’s Chairman of the Board, Chief Executive Officer and Chief Technology Officer, were two of our founders.

With the exception of Michael Donn, Sr., Dennis McGuire and Jacqueline McGuire as disclosed above, there are no family relationships between any of our directors and/or executive officers.

Key Employee

The following is a key employee of Ecosphere Energy Services, LLC, which we refer to as “EES,” our majority-owned subsidiary.

Name	Age	Position(s)
Robert Cathey	36	President of EES

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

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation
Dennis McGuire
Dean Becker
Gene Davis	✓	✓
Michael Donn, Sr.
D. Stephen Keating	✓	Chairman
Jimmac Lofton	✓		Chairman
Charles Vinick		✓
Number of Committee Meetings Held in 2012		4	9

The Board held seven meetings in 2012. Each of the directors, with the exception of Gene Davis, attended over 75% of the total number of Board meetings and committee meetings on which such director served.  We do not have a policy with regard to directors’ attendance at the Annual Meeting. Messrs. Vinick, Donn and McGuire (who was not then a director) attended Ecosphere’s prior annual meeting.

Our Board has determined that Messrs. Davis, Keating and Lofton are independent in accordance with standards under the NYSE MKT rules.

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

D. Stephen Keating, serves as chairman of the Audit Committee; Gene Davis and Charles Vinick are the other members. Our Board has determined that Messrs. Keating and Vinick are both qualified as an Audit Committee Financial Experts, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

The Board has determined that Mr. Keating and Mr. Davis are independent in accordance with the NYSE MKT independence standards for audit committees.

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation and benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan, which we refer to as the “Plan.” Our Chief Executive Officer recommends executive compensation to the Compensation Committee and the Compensation Committee considers his recommendation prior to recommending compensation to our Board. The member of the Compensation Committee is Jimmac Lofton, who serves as chairman. The Compensation Committee has no authority with respect to setting compensation. However, its recommendations have always been followed.

Nominating Committee

Ecosphere does not have a Nominating Committee. Due to the size of our Board, each director participates in the consideration of director nominees. Our Board does not have a policy, or procedures to follow, with regard to the consideration of any director candidates recommended by our shareholders. We have never received any recommendations from shareholders and for that reason have not considered adopting any policy.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee are officers or employees of Ecosphere. Previously while employed as an executive officer by the Company, Mr. Charles Vinick served on the Compensation Committee. Additionally, no executive officer of Ecosphere served or serves on the compensation committee or board of any company that employed or employs any member of Ecosphere’s Compensation Committee or Board.

Board Diversity

While we do not have a formal policy on diversity, the Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Board seeks to attract individuals with knowledge of water recycling, the oil and gas industry, environmental solutions, and accounting and finance.

Board Leadership Structure

Ecosphere has chosen to combine the Chief Executive Officer and Board Chairman positions. We believe that this Board leadership structure is appropriate for Ecosphere at this time. Because we are a small company, it is more efficient to have the leadership of the Board in the same hands as the Chief Executive Officer of Ecosphere.

Role of Board in Risk Oversight

Our risk management function is overseen by our Board. Through our policies, our Code of Ethics and our Board committees’ review of financial and other risks, our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Ecosphere, and how management addresses those risks. Mr. McGuire, our Chief Executive Officer, works closely together with the Board once material risks are identified on how to best address such risk. If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment. The Board focuses on key risks and interfaces with management on seeking solutions.

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

Communication with our Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of Ecosphere’s securities and changes in reported ownership. Officers, directors and greater than 10% shareholders are required by SEC rules to furnish Ecosphere with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us, or written representations from the individuals that all reportable transactions were reported, we believe that during 2012, our officers, directors and greater than 10% owners timely filed all reports they were required to file under Section 16(a).

ITEM 11.

EXECUTIVE COMPENSATION.

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

Ecosphere’s first successful intellectual property commercialization project was a patented coatings removal process that removed paint from large ships in the heavy marine industry. This important transformational environmentally friendly technology was invented, designed and commercialized by our founder, Mr. Dennis McGuire, and is presently being used by some of the world’s most prestigious ship repair facilities.

Prior to our sale of that technology to a private equity firm in 2007, our founder and Chief Executive Officer, Mr. Dennis McGuire, invented and patented our Ecosphere Ozonix® advanced oxidation process designed to recycle high volumes of water while eliminating the need for toxic chemicals used during hydraulic fracturing operations in the natural gas exploration industry. With this innovative technology, Ecosphere has now treated over 2 billion gallons of water on over 700 wells substantially increasing our revenue over four years to over $31 million in 2012. Since 2009, Ecosphere’s revenue has been primarily generated by providing our patented Ozonix® technology to natural gas exploration companies to be used during hydraulic fracturing operations. Our technology has recently been used to provide the same service on oil wells in South Texas. Beginning with the third quarter of 2011, Ecosphere began generating revenue from the sale of Ozonix® EF80 units, although it has not received any revenue from the sale in 2013.  Our Ozonix® technology has the potential to be applied across numerous industries that are challenged by bacteria growth corrosion and fouling caused by microbiologically induced corrosion and fouling that occurs as a result of bacteria and biofilm of growth in industrial waste waters. Potential applications include the mining industry, agricultural industry, food processing industry, pulp and paper industry, coal energy industry, nuclear power industry, refineries, municipal waste water plants, chemical plants and other industrial processes.

Following the business model described above, we have received five U.S. patents for our Ozonix® technology. Ecosphere has provided direct water treatment services to oil and gas exploration companies to date to demonstrate proof of concept and generated significant revenue from commercialization of the Ozonix® technology.

Compensation Philosophy

We believe there are three overriding factors that must underscore the compensation that we pay our executive officers. The compensation package must be (i) fair; (ii) competitive with other small cap or microcap issuers that have similar potential and risk; and (iii) provide incentive to motivate our executive officers to produce exceptional shareholder value. In addition, Mr. McGuire, as our founder and inventor of all of our innovative technology, poses a unique challenge. He requested that we treat him as a founder/inventor. Ultimately out of concern that he might leave and develop competitive technology, our Board agreed to treat him in this fashion.

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

The following compensation philosophy is the framework upon which we have and will base all compensation decisions for our executives and other employees. Recognizing that we have treated Mr. McGuire differently, all of our growth came from Mr. McGuire’s leadership. As 2012 evolved, we saw we would reach $31 million in revenue, be profitable and generate positive cash flow from operations. In addition, we saw 2013 as another year of continued growth.

Item	Components	Comments
Base Salary	Annual base salary.	Rewards individual performance and may vary based upon Ecosphere’s performance.
Annual Bonus	Cash reward paid to executives on an annual basis where appropriate.

Should be based upon meeting pre-determined metrics based upon overall company performance as well as individual performance. However, also permits the Board to award discretionary bonuses based on unique circumstances.

Equity and Other Incentives	Generally provide for long-term incentives that may provide value over multi-year period; now 100% stock options except for unique compensation payable to Dennis McGuire.	Rewards executives for Ecosphere’s stock price appreciation. Options are viewed as the best fit for a high-growth company.
Total Direct Compensation	Base salary plus annual bonus plus long-term incentives.
Benefits	Health insurance and other non-cash benefits.	Except for life insurance provided to Dennis McGuire generally broad-based benefits including participation in a 401-k plan that applies to all employees.

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

Role of Our Compensation Committee

Our Compensation Committee has taken a very active role in negotiating the compensation of our Chief Executive Officers and in negotiating Mr. McGuire’s compensation arrangements in all of the roles he has had.  All of the compensation decisions made by our Board were first approved and recommended by the Compensation Committee.

Factors Used by Compensation Committee and Board of Directors in Determining McGuire Compensation Packages as well as Other Executives

In establishing executive compensation, our Compensation Committee and our Board have both relied upon the compensation philosophy expressed above in this Compensation Discussion and Analysis. However, in negotiating the new compensation package for Dennis McGuire, the Compensation Committee and the Board also relied on the other factors described below. Mr. McGuire’s compensation arrangements were in part based upon concern that he was in many respects a highly valued executive officer due in part to his unique inventor/entrepreneurial skills and his strong technical and sales skills which would have made it extraordinarily difficult to recruit a replacement capable of continuing our accelerated growth.

In late 2010, the Hydrozonix transaction was in its infancy, although we believed that we would ultimately reach an agreement with them. Both our Compensation Committee and Board believed that without Mr. McGuire’s full commitment the Hydrozonix transaction would not be consummated. While our then Chief Executive Officer, Mr. Charles Vinick, and our then Chief Financial Officer played an important role in negotiating the ultimate legal agreement with Hydrozonix, Mr. McGuire played a fundamentally important role in developing the initial business relationship, selling the value and capabilities of the technology to the principals of Hydrozonix, and negotiating the technological aspects of that agreement that led to the completion of the due diligence of the Ozonix® technology by Hydrozonix and the final signature on the agreement.

2009-2012 Growth

After we sold our ship stripping business in 2007, our operating revenues were not material. Prior to closing the sale, Mr. McGuire had invented and developed our Ozonix® technology. Following the Ecosphere business model, multiple versions of the Ozonix® technology have been developed. Patent applications and awards, proof of concept, commercialization and licensing have followed.

The summary financial information taken from our audited financial statements reflect the substantial growth in revenue, improved cash flow and reduction in indebtedness, all directly related to the development and commercialization of the patented and proprietary Ozonix® technology.

Total ($)
Revenue (in '000s)
Year Ended 2012
Equipment Sales/Licensing	22,602
Field Services	7,405
Aftermarket Parts (2012)	1,125
Year Ended 2011
Equipment Sales/Licensing	11,460
Field Services	9,628

Total ($)
Operating Cash Flow
Generated
Year Ended 2012	3,869
Year Ended 2011	2,611

Debt
December 31, 2012	1,682
December 31, 2011	2,363

Earnings (Loss) Per Share
Year Ended 2012	0.00
Year Ended 2011	(0.05)

The above financial data individually and as a whole reflect the substantial improvement in our financial condition and prospects resulting primarily from the cutting edge technology invented and developed by Mr. McGuire and the key commercial agreements we entered into as a result of Mr. McGuire’s efforts. In addition, Mr. McGuire is directly involved in every step of the technology development and delivery process from design through component specification and manufacturing to sales, testing and delivery. Mr. McGuire’s responsibilities involve the management of the outsourcing and contracting with the major component suppliers of the Ozonix® technology. Mr. McGuire has made extremely valuable contributions overseeing the entire design, development and manufacturing process of the EF80 units which we were required to build to exacting technical standards mandated by our written agreement with Hydrozonix. As the result of his tireless efforts, we continued to improve the EF80 units each quarter and in 2012 generated $1.1 million in revenue from the sale of aftermarket parts which included these improvements.

In the context of this dynamic change in Ecosphere’s business, rapid growth and attaining net income, our Compensation Committee held continual meetings in 2012 as our then Chief Executive Officer, Charles Vinick, and our counsel sought to secure the services of Mr. McGuire to a long-term contract precluding him from leaving Ecosphere and developing new competitive technologies. The impact of such an event would threaten Ecosphere’s viability and devastate its loyal shareholder base.

Dennis McGuire’s Unique Role

Since founding Ecosphere in 1998, Mr. Dennis McGuire has invented all of our technologies. His inventions have fueled our corporate goals and visions.

In addition to being the principal inventor of all of our technologies, Mr. McGuire has been our principal salesman. It was his vision and drive as well as financial support that permitted Ecosphere to continue in operations when the Company was periodically faced with substantial cash flow difficulties. In 2004, Mr. McGuire and his wife loaned $1 million which they later converted to common stock at $1.00 per share. Thereafter, from time to time, Mr. and Mrs. McGuire made interim loans to us to permit Ecosphere to sustain its operations. In 2006, Mr. McGuire together with members of the senior management team agreed to a substantial reduction in compensation and from time to time when we could not meet payroll, Mr. McGuire and other senior officers simply deferred receipt of their salaries.

Mr. McGuire invented cutting-edge technology, the innovative Ozonix® technology, that has significant potential to provide economic and environmental benefits. As a result of those inventions, Ecosphere was poised for significant future growth as 2012 came to a close.

This Ozonix® technology has been validated in both the gas and oil drilling industries.  Furthermore, because of its broad potential to treat wastewater across a wide spectrum of industries in a cost effective and environmentally safe manner, we are currently seeking partners to assist us to broaden the usage of our Ozonix® technology outside the gas and oil exploration industries as well as seeking to jump start the U.S. onshore oil and gas service business and expand that business offshore and internationally.

In order to be able to convince a company like Hydrozonix to invest substantially in marketing and deploying our Ozonix® technology, we had to first prove that it was commercially viable. We did so by securing two long-term contracts with two major energy exploration companies. Like every other commercial agreement we entered into over our 15-year history, the agreements with these two energy companies came about from Mr. McGuire’s efforts as our chief salesman and business development person due to his unique knowledge of the process he invented and pioneered in the oil and gas industries. Ultimately the Hydrozonix licensing agreement arose as a result of Mr. McGuire’s efforts, although our then Chief Executive Officer and other senior executive officers played an important role in negotiating and finalizing that agreement with Hydrozonix.

Dennis McGuire’s Positions with Ecosphere

Dennis McGuire and his wife Jacqueline McGuire, our Senior Vice President of Administration and Corporate Secretary, founded Ecosphere in 1998. Since September 2005, Mr. McGuire has either been our Chief Executive Officer, Co-Chief Executive Officer or Chief Technology Officer as evidenced from the chart below.

Date	Title
March 14, 2013 to Date	Chief Executive Officer
January 18, 2011 to Date	Chief Technology Officer
January 12, 2008 to August 1, 2009	Chief Technology Officer
August 1, 2009 to January 18, 2011	Chief Executive Officer
June 17, 2008 to November 12, 2008	Co-Chief Executive Officer
September 29, 2005 to June 17, 2008	Chief Executive Officer

Description of Named Executive Officer Compensation

2012 Dennis McGuire’s Compensation Arrangement

In December 2012, the Company approved entering into a new three-year Employment Agreement and a Royalty Agreement for Mr. McGuire. The two agreements have been executed as of April 26, 2013 and were effective as of January 1, 2013. In negotiating these agreements Mr. McGuire recognized that if 2013 and future years reflected the growth pattern that the Company was experiencing, his total compensation would significantly increase. At the same time, he contended that he bore the risk of not receiving the incentive compensation under his Royalty Agreement. With the sudden unanticipated default by Hydrozonix in the first quarter of 2013, Mr. McGuire is experiencing the effects of this risk and is no longer receiving the 4% of revenues he previously received from Hydrozonix (described below).

Employment Agreement

•

Base Salary. Mr. McGuire’s annual base salary is $450,000. The base salary may be increased at the discretion of the Company’s Compensation Committee based upon the Company’s progress in achieving its goals and objectives. In essence, the base salary is a draw against the royalties described below.

•

Stock Option Grant. We granted Mr. McGuire 6,000,000 five-year stock options, exercisable at $0.36 per share with one-third vesting immediately and the balance vest in two equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date.

•

Insurance. During the term of the Employment Agreement, the Company will pay, or reimburse the Mr. McGuire for, the premiums payable in connection with a $3 million term life insurance policy of which the beneficiaries shall be designated by Mr. McGuire.

Royalty Agreement

Under the Royalty Agreement Mr. McGuire is entitled to receive royalties equal to 4% of the Company’s revenues generated from the patents and inventions which were created by him (the “Inventions”) less any Base Salary paid to him. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration the Company receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by the Company from outstanding debt conversions (for all new debt issued beginning January 1, 2013) and sales of the Company’s equity securities. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of the Company. Under the Royalty Agreement, the Company granted Mr. McGuire a first-priority perfected security interest in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that the Company is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. Prior to a change of control of the Company, the Royalty Agreement requires Mr. McGuire to agree to reasonable extensions of time if the Company suffers unforeseen cash flow problems.

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

•

Base Salary. Mr. McGuire’s annual base salary was set at $250,000 increasing to $450,000 when Hydrozonix commenced paying Ecosphere an overhead fee with the proviso that if the initial two Ozonix® units were not accepted by Hydrozonix, the annual salary would revert back to $250,000. The overhead fee was paid in March and the salary increased accordingly. The initial two units were manufactured and were accepted by Hydrozonix in September 2011.

•	Annual Performance Bonus. The Board agreed to set annual performance targets of three levels with the middle level, if met equal to 75% of base salary. No targets were set for 2011.
•

Special Performance Bonus. We agreed to pay Mr. McGuire 4% of the funds received by Ecosphere (including any wholly-owned subsidiary) from the sale of all or substantially all of our assets or licensing of technology invented by Mr. McGuire.

•

Long-Term Incentive Bonus. We agreed to pay Mr. McGuire 4% of the manufacturing fees (exclusive of direct manufacturing costs and labor), 4% of the license fees, and 4% of the royalties, payable upon receipt of funds by Ecosphere from Hydrozonix. This bonus was to continue as long as we receive payments notwithstanding the fact that Mr. McGuire may no longer be employed by us.

•

Stock Option Grant. We granted Mr. McGuire 9,000,000 five-year non-qualified options, exercisable at $0.48 per share with 3,000,000 options vesting upon execution of the Hydrozonix agreement and the balance vesting over the two-year term of the Hydrozonix agreement.

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

Other Named Executive Officers

The other named executive officers are the additional executives listed in the Summary Compensation Table. The details of their compensation arrangements are provided beginning on page 12 of this report.

2012 Bonuses

At the beginning of 2012, the Compensation Committee set certain performance criteria for its Named Executive Officers which were not communicated to the individuals. The Named Executive Officer’s performance bonuses place emphasis on the performance of the Company as a whole and the individual results specific to each Named Executive Officer. This provides for flexibility to allow the Compensation Committee to adjust individual awards downward if warranted based on an executive’s individual performance. The individual result percentage includes each Named Executive Officer’s achievement of individual goals and factors considered important by the Compensation Committee.

The following describes the performance targets and the achievement of the performance targets in 2012:

Named Executive Officer	Performance Factors	Target Bonus	Individual Result Percentage
Charles Vinick	Financial results, building stockholder value, investor relations and expanding the Company’s business	50% of base salary	91%
Barbara Carabetta	SEC filings and other duties performed by a Chief Financial Officer	25% of base salary	29%
Dennis McGuire	Financial results, building stockholder value through the creation of new inventions and initiating new verticals	75% of base salary	100%
Michael Donn, Sr.	Financial results and improving the Company’s operations	35% of base salary	49%

There have been no performance factors set for 2013.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section of this report with management and based on such review and discussion has recommended to our Board that the Compensation Discussion and Analysis section be included in this report.

Compensation Committee Jimmac Lofton, Chairman

Summary Compensation Table for 2012

The following information relates to the compensation for 2012, 2011 and 2010 to each person serving as Chief Executive Officer and Chief Financial Officer during 2012, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of 2012 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

					Non-Equity		All
				Option	Incentive Plan		Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation		Compensation		Total
(a)	(b)	($)(c)	($)(d)(1)	($)(f)(2)(3)	($)(g)		($)(i)		($)(j)

Charles Vinick	2012	275,000	150,000	31,883	—		43,906	(4)	500,789
Chief Executive Officer	2011	263,542	100,000	314,640	—		29,108	(4)	707,290
	2010	51,563	—	676,724	—		—		728,287

Barbara Carabetta (5)	2012	136,000	10,000	5,314	—		—		151,314
Former Interim Chief Financial Officer

Adrian Goldfarb (6)	2012	73,937	—	10,628	—		28,828	(7)	113,393
Former Chief Financial Officer	2011	168,750	7,500	—	—		18,329	(7)	194,579
	2010	141,815	—	151,955	—		5,673	(7)	299,443

Dennis McGuire	2012	450,000	337,000	—	324,800	(8)	31,275	(9)	1,143,075
Chief Technology Officer	2011	400,000	270,000	3,006,180	162,400	(8)	30,890	(9)	3,869,470
	2010	325,000	—	3,828,398	151,736	(8)	27,012	(9)	4,332,146

Michael Donn, Sr.	2012	175,000	30,000	31,883	—		6,906	(10)	243,789
Chief Operating Officer	2011	146,250	7,500	—	—		5,869	(10)	159,619
	2010	129,807	—	289,251	—		3,894	(10)	422,952

Robert Cathey (11)	2012	125,000	25,000	—	58,576	(12)	6,000	(13)	214,576
Chief Executive Officer of EES	2011	125,000	—	—	56,716	(12)	6,000	(13)	187,716

———————

(1)

The amount in the bonus column represents cash bonuses. Mr. Vinick received an additional $25,000 bonus in 2012 which was intended to be for 2011 service. Because Ecosphere had only accrued $100,000 for 2011, the extra $25,000 which the Board approved is listed under 2012. Mr. Vinick has not been paid $50,000 of the 2012 bonus.

(2)

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

(3)

See the section entitled Named Executive Officer Compensation Arrangements below for a description of these option grants

(4)

Represents travel expenses related to Mr. Vinick’s travel to and from the Company’s headquarters.

(5)

Ms. Carabetta began serving as our interim Chief Financial Officer on October 3, 2012.

(6)

Mr. Goldfarb resigned as Chief Financial Officer on October 3, 2012.

(7)

For 2012, represents 401(K) contributions and consulting fees. For 2011, represents reimbursements for re-location expenses and 401(K) contributions. For 2010, represents 401(K) contributions.

(8)

Represents cash payments for commissions paid.   Refer to “Compensation Arrangements” below for a description of these commissions.

(9)

Represents 401(K) contributions and life insurance premiums paid by Ecosphere for life insurance which is for the benefit of Mr. McGuire’s beneficiaries.

(10)

Represents 401(K) contributions.

(11)

Mr. Cathey began serving as the Chief Executive Officer of EES in April 2011.

(12)

Represents cash payments for commissions paid.

(13)

Represents automobile allowance.

Grants of Plan-Based Awards in 2012

The following table provides information about equity-awards granted to each Named Executive Officer that received awards in 2012. This information supplements the information provided in the Summary Compensation Table above.

		All Other	All Other
		Stock	Option		Grant
		Awards:	Awards:	Exercise	Date Fair
		Number of	Number of	or Base	Value of
		Shares of	Securities	Price of	Stock and
	Grant	Stock or	Underlying	Option	Option
Name	Date	Units	Options (1)	Awards ($)	Awards ($)(2)

Charles Vinick	1/3/2012	—	150,000 (3)	0.44	31,883

Michael Donn	1/3/2012	—	150,000 (3)	0.44	31,883

Adrian Goldfarb	1/3/2012	—	150,000 (4)	0.44	31,883

Barbara Carabetta	1/3/2012	—	25,000 (5)	0.44	5,314

———————

(1)

All of these grants were stock options which were granted under the Plan.

(2)

These amounts do not reflect the actual economic value realized by the Named Executive Officer. In accordance with SEC rules, this column represents the grant date fair value of each equity award. The grant date fair value is generally the amount Ecosphere would expense in its financial statements over the award’s service period, but does not include a reduction for forfeitures.

(3)

The options vest each June 30th and December 31st over a three year period, with the first vesting date being June 30, 2012, subject to continued employment.

(4)

Of the 150,000 options granted to the former Chief Financial Officer, 50,000 vested and the remaining were forfeited.

(5)

Of the 25,000 options granted to the former interim Chief Financial Officer, 8,333 vested and the remaining were forfeited.

Named Executive Officer Compensation Arrangements

Described below are the compensation packages our Board approved for our Named Executive Officers. The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Charles Vinick

Effective January 18, 2011, upon becoming Chief Executive Officer, Mr. Vinick began receiving an annual base salary of $275,000 per year. Additionally, Mr. Vinick was granted 1,000,000 five-year non-qualified options (exercisable at $0.48 per share). Of the options, 500,000 vested upon his becoming Chief Executive Officer. The balance vested in equal increments on June 30, 2011 and December 31, 2011. Prior to being appointed Chief Executive Officer, Mr. Vinick received an annual salary of $225,000 and was granted 1,000,000 five-year non-qualified stock options exercisable at $0.82 per share for service as Executive Chairman. Of the options: (i) 250,000 are fully vested and (ii) the remaining were relinquished upon being appointed Chief Executive Officer. We also paid travel and related expenses for Mr. Vinick to travel from his California home to our Florida offices.

Mr. Vinick resigned as Chief Executive Officer in January 2013. In connection with his resignation, Mr. Vinick agreed to serve as a consultant to Ecosphere. Under the Consulting Agreement, Mr. Vinick is entitled to be paid $275,000 and entitled to have his health insurance costs reimbursed. As of March 31, 2013, Mr. Vinick has not been paid under the Consulting Agreement and is owed $56,248. Mr. Vinick was also granted 1,000,000 five year stock options exercisable at $0.40 per share which vest in four equal increments over the one-year consulting period, subject to continuing to provide consulting services on each applicable vesting date. In December 2012, in recognition of his performance during 2012, the Board awarded Mr. Vinick, a cash bonus of $125,000. Mr. Vinick has not been paid $50,000 of the 2012 bonus. See page 11.

Barbara Carabetta

From October 3, 2012 until January 30, 2013, Ms. Carabetta served as interim Chief Financial Officer. Ms. Carabetta received a base salary of $136,000 per year for her service as interim Chief Financial Officer. Prior to being appointed interim Chief Financial Officer, Ms. Carabetta was granted (i) 100,000 five-year stock options exercisable at $0.45 per share, of which 33,333 vested prior to her resignation and (ii) 25,000 five-year stock options exercisable at $0.44 per share, of which 8,333 vested prior to her resignation. In December 2012, in recognition of her performance during 2012, the Board awarded Ms. Carabetta, a cash bonus of $10,000. See page 11.

Adrian Goldfarb

Mr. Goldfarb received an annual salary of $168,750, which increased to $175,000 in January 2012. In January 2012, the Board granted him 150,000 stock options exercisable at $0.44 per share. In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in February 2012. Mr. Goldfarb resigned as full-time Chief Financial Officer effective May 10, 2012. Mr. Goldfarb remained with Ecosphere until the appointment of Ms. Carabetta. During the interim period, Mr. Goldfarb was paid on a daily rate basis.

Dennis McGuire

In January 2011, our Board approved a new employment arrangement for Mr. McGuire. His salary of $250,000 per year increased to $450,000 in March 2011, upon Ecosphere receiving an overhead fee from Hydrozonix.

Mr. McGuire’s 2011 employment arrangement provided that during the term of his employment with the Company, upon the sale of all or substantially all the assets not in the ordinary course of business and/or the licensing of technology in which Mr. McGuire was an inventor, the Company would pay Mr. McGuire a bonus equal to 4% of the total compensation received by the Company (which includes wholly-owned subsidiaries) for these transactions. The payments would continue as long as the Company receives payments.

In connection with the Hydrozonix transaction, Mr. McGuire received a fee of 4% of the manufacturing fees (exclusive of direct manufacturing costs and labor), 4% of the license fee, and 4% of the royalties, payable upon receipt of funds by Ecosphere or EES from Hydrozonix. The payments would continue as long as Ecosphere receives payments.

Ecosphere granted Mr. McGuire 9,000,000 five-year non-qualified options, exercisable at $0.48 per share. Of the options, 3,000,000 options vested on March 23, 2011, at the time of the execution of the agreement with Hydrozonix, and the balance vested over the two-year term of the Hydrozonix agreement.  In December 2011, in recognition of his performance during 2011, the Board awarded Mr. McGuire, a cash bonus of $270,000 which was paid in 2012.

In December 2012, our Board approved a new compensation arrangement for Mr. McGuire. In April 2013, Mr. McGuire signed an Employment Agreement and a Royalty Agreement. Under the Employment Agreement, he receives a base salary of $450,000 per year. Under the Royalty Agreement, Mr. McGuire will receive royalties equal to 4% of the Company’s revenues generated from the patents and inventions which were created by Mr. McGuire (the “Inventions”) less any base salary paid to Mr. McGuire. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration received by the Company or its shareholders from a sale of assets outside the ordinary course of business (relating to his Inventions), merger, exchange offer or tender offer. Royalty payments shall be paid for the life of all patents in which Mr. McGuire is an inventor regardless of whether he remains an employee of the Company. He was also granted 6,000,000 five-year stock options, exercisable at $0.36 per share with one-third vesting upon his acceptance of the grant and the balance in equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date. In December 2012, in recognition of his performance during 2012, the Board awarded Mr. McGuire, a cash bonus of $337,000. See page 11.

Michael Donn, Sr.

Mr. Donn received an annual salary of $146,250 which increased to $175,000 in January 2012. In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in January 2012. In January 2012, Mr. Donn was granted 150,000 stock options exercisable at $0.44 per share. In December 2012, in recognition of his performance during 2012, the Board awarded Mr. Donn, a cash bonus of $30,000. See page 11.

Robert P. Cathey

Mr. Cathey receives an annual base salary of $125,000 per year and a $500 per month car allowance. In addition, Mr. Cathey receives one-half percent of EES field services revenues.

Insurance Benefits

Ecosphere pays a portion of the premiums on a $5 million term life insurance policy owned by Mr. Dennis McGuire with the beneficiaries selected by Mr. McGuire.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Potential Payments Upon Termination

Except for Mr. McGuire, our executive officers are not subject to any employment agreements and, accordingly, are not presently entitled to severance. Under his Employment Agreement, Mr. McGuire is entitled to severance payments if his employment is terminated upon death, disability, for Good Reason and upon a Change of Control of the Company.

If Mr. McGuire’s employment is terminated as a result of death or disability, he (or his personal representative or guardian, if applicable) will be entitled to: (i) 12 months base salary, (ii) all stock options and restricted stock previously granted to him will become fully vested and (iii) if terminated due to disability, life insurance premiums will continue to be reimbursed.

If Mr. McGuire’s employment is terminated by him as a result of:

(i)

a material breach by the Company of the Employment Agreement;

(ii)

the sale of all, or substantially all of the assets of the Company or any of its affiliates or any division thereof which utilizes his inventions;

(iii)

the sale or license of any significant portion of his inventions without the prior written consent of Mr. McGuire;

(iv)

an event occurs which triggers the issuance of rights pursuant to the terms and conditions of any Rights Agreement adopted by the Company;

(v)

a Change of Control (as described below);

(vi)

a business combination; or

(vii)

a separation from service for Good Reason as defined as set forth in Section 409 of the Internal Revenue Code of 1986,

he will be entitled to: (i) receive the balance of his base salary remaining under the three-year term, (ii) all stock options and restricted stock previously granted to him will become fully vested and (iii) his health insurance and life insurance premiums will continue to be paid for the balance of the term of the Agreement.

Change of Control generally means (i) any person becomes the beneficial owner of 50% or more of the total voting power or fair market value of the Company, (ii) within a 12 month period, any person becomes the beneficial owner of 30% or more of the Company’s voting power, (iii) the incumbent directors cease to be a majority of the directors serving on the Board within any 12 month period, (iv) the Company sells substantially all of its assets, or (v) a business combination transaction which results in the Company’s current shareholders owning less than 50% of the surviving entity’s voting power.

The following table quantifies the payment Mr. McGuire will receive in the event of the termination of employment due to disability or death.

Severance Payment	Unvested Stock Options as of March 31, 2013	Exercise Price ($)	Value Based on Closing Price as of March 31, 2013 ($)	Life Insurance ($)(1)	Total (2)

$450,000	6,000,000	0.36	600,000	3,000,000	4,050,000

———————

(1)

This does not include life insurance premiums paid on Mr. McGuire’s behalf in the event employment is terminated as a result of disability. The $3,000,000 life insurance premium will not be paid upon termination as a result of disability.

(2)

This table assumes that Mr. McGuire’s employment was terminated as of March 31, 2013.

The following table quantifies the payment Mr. McGuire will receive in the event he terminates employment for Good Reason or Change of Control.

Severance Payment	Unvested Stock Options as of March 31, 2013	Exercise Price ($)	Value Based on Closing Price as of March 31, 2013 ($)	Health and Life Insurance ($)(1)	Total ($)(2)

$1,350,000	6,000,000	0.36	600,000	72,542	2,022,542

———————

(1)

Represents health and life insurance premiums paid on behalf of Mr. McGuire. Does not include $3,000,000 life insurance proceeds that Mr. McGuire would receive upon his death

(2)

This table assumes that Mr. McGuire’s employment was terminated as of March 31, 2013.

Outstanding Equity Awards At 2012 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2012:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
	Exercisable	Unexercisable	($)	Date
Name (a)	(b)	(c)	(e)	(f)

Charles Vinick	166,667	—	0.48	9/3/13
	42,425	—	0.24	2/28/14
	163,265	—	0.47	7/1/14
	174,419	—	0.43	12/21/14
	40,323	—	1.24	7/1/15
	250,000	—	0.82	8/12/15
	1,000,000	—	0.48	1/18/16
	50,000	100,000 (1)	0.44	1/2/2017

Barbara Carabetta	33,333	66,667	0.45	9/26/2016
	8,333	16,667	0.44	1/2/2017

Adrian Goldfarb	266,667	—	0.27	11/22/2013
	250,000	—	0.45	7/3/2013
	1,100,000	—	0.47	7/1/2014
	183,333	—	0.43	12/22/2014
	500,000	—	0.48	12/23/2015
	50,000	—	0.44	1/2/2017

Dennis McGuire	2,990,000	—	1.00	11/8/15
	2,000,000	—	0.30	5/20/13
	2,000,000	—	0.30	5/20/13
	3,300,000	—	0.50	6/17/13
	2,500,000		0.47	7/1/14
	6,000,000	—	1.01	4/21/15
	9,000,000		0.48	1/3/16
	1,500,000	—	0.43	12/22/14

Michael Donn, Sr.	200,000	—	1.10	12/31/14
	500,000	—	0.47	6/30/13
	250,000	—	0.43	12/22/14
	500,000	—	0.48	12/23/15
	450,000	—	0.48	12/23/15
	50,000	100,000 (1)	0.44	1/2/2017

Robert P. Cathey	300,000	—	0.48	12/23/2015
	600,000	—	0.38	11/12/2013
	60,000	—	0.36	8/26/2014

———————

(1)

These unvested options vest on four equal installments on June 30, 2013, December 31, 2013, June 30, 2014, and December 31, 2014.

Option Exercises and Stock Vested in Fiscal Year 2012

The following table provides information on stock option exercises and restricted stock award vesting for each of the Named Executive Officers during 2012.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized on	Acquired	Realized on
Name	on Exercise (#)	Exercise ($) (1)	on Vesting (#)	Vesting ($) (2)

Charles Vinick	—	—	58,140	20,349
Barbara Carabetta	—	—	—	—
Adrian Goldfarb	—	—	—	—
Dennis McGuire	—	—	—	—
Michael Donn, Sr. (3)	188,280	82,843	—	—
Robert P. Cathey	—	—	—	—

———————

(1)	Value equals the difference between the market price of the Company's common stock on the day of the transaction and the exercise price of the equity instrument.
(2)	Value derived by multiplying the number of shares vested by the market value of the underlying shares on the vesting date.
(3)	Mr. Donn cashlessly exercised 285,667 options with an exercise price of $0.15 and was issued 188,280 shares of common stock based upon a closing price of $0.44 on the date of exercise.

Director Compensation

We do not pay cash compensation to our Directors for service on our Board. Non-employee members of our Board receive automatic initial and annual grants of restricted stock and stock options. Please see “Automatic Board Grants” below for a further description. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members.

2012 Director Compensation

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d) (1)	Total ($)(j)
Joe Allbaugh (2)	—	—	—

Gene Davis (3)	—	36,852	36,852

D. Stephen Keating (4)	40,000	14,741	54,741

Jimmac Lofton (5)	—	65,864	65,864

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)

Resigned in February 2012.

(3)

Represents 200,000 five-year stock options (exercisable at $0.50 per share). The options vest on June 30, 2013, subject to continued service on the applicable vesting date.

(4)

Represents 80,000 shares of common stock and 80,000 five-year stock options (exercisable at $0.50 per share). The options and shares vest on June 30, 2013, subject to continued service on the applicable vesting date.

(5)

Appointed in March 2012. Includes 123,076 five-year stock options (exercisable at $0.65 per share). The options vest in three equal increments on March 15, 2013, 2014 and 2015, subject to continued service on the applicable vesting date.  Also includes 100,000 five-year stock options (exercisable at $0.50 per share). The options vest on June 30, 2013, subject to continued service on the applicable vesting date.

Effective in January 2013, Mr. Dean Becker was appointed a director of Ecosphere. Mr. Becker waived his right to an automatic equity grant under the Plan. See Item 13.

Automatic Board Grants

Effective 10 days from the date on which a non-employee director is first elected or appointed, whether elected by the shareholders of the Company or appointed by the Board to fill a Board vacancy, he or she shall receive an automatic grant of restricted stock (or restricted stock units (“RSUs”) if selected by the director with such delivery deferral as the director may select) and options with the number of shares, RSUs and options based upon Fair Market Value as defined in the Plan.

Initial Grants	Options	Restricted Stock

Initial appointment as Chairman of the Board	$75,000	$75,000
Initial election or appointment of a non-employee director	$40,000	$40,000
Initial appointment as a Director Advisor	$15,000	$10,000

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of April 25, 2013 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group. Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Charles Vinick (2)	2,443,295	1.6%

Common Stock	Barbara Carabetta (3)	41,667	*

Common Stock	Adrian Goldfarb (4)	2,350,000	1.5%

Common Stock	Dennis and Jacqueline McGuire (5)	27,051,437	15.0%

Common Stock	Michael Donn, Sr. (6)	2,489,852	1.6%

Common Stock	Robert Cathey (7)	960,000	*

Common Stock	Dean Becker (8)	250,000	*

Common Stock	Gene Davis (9)	600,981	*

Common Stock	D. Stephen Keating (10)	1,829,004	1.2%

Common Stock	Jimmac Lofton (11)	41,025	*

Common Stock	All directors and executive officers as a group (10 persons) (12)	35,665,504	19.2%

———————

* Less than 1%

(1)

Applicable percentages are based on 154,281,322 shares outstanding on April 25, 2013 adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Vinick is a director and a former executive officer. Includes 1,887,099 shares of common stock issuable upon the exercise of vested options.
(3)	Ms. Carabetta is a former executive who resigned in January 2013. Represents shares of common stock issuable upon the exercise of vested options.
(4)	Mr. Goldfarb is a former executive officer. Represents shares of common stock issuable upon the exercise of vested options.
(5)

Includes 25,290,000 shares issuable upon the exercise of vested options owned by Mr. McGuire and 450,000 shares issuable upon the exercise of vested options owned by Mrs. McGuire. Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Both Mr. and Mrs. McGuire are executive officers and Mr. McGuire is a director.

(6)	Mr. Donn is a director and an executive officer. Includes 1,950,000 shares of common stock issuable upon the exercise of vested options.
(7)	Mr. Cathey is an executive officer. Includes 960,000 shares of common stock issuable upon the exercise of vested options.
(8)	Mr. Becker is a director. Represents shares of common stock issuable upon the exercise of vested options which are beneficially owned by an entity controlled by Mr. Becker.
(9)	Mr. Davis is a director. Includes 497,205 shares of common stock issuable upon the exercise of vested options.
(10)	Mr. Keating is a director. Includes 365,026 shares of common stock issuable upon the exercise of vested options.
(11)	Mr. Lofton is a director. Represents shares of common stock issuable upon the exercise of vested options.
(12)	Includes our current Chief Financial Officer but excludes ownership of our former Chief Financial Officers.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2012.

Name of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2000 Long Term Incentive Program and 2003 Equity Incentive Plan (2)	135,500	1.10	—
2003 Stock Option Plan for Outside Directors and Advisory Board Members (2)	755,000	1.14	—
2006 Equity Incentive Plan	8,847,839	0.47	17,795,898 (3)
Equity compensation plans not approved by security holders (4)	45,526,605	0.56	N/A

Total	55,264,944	0.54	N/A

———————

(1)

Consists of stock options.

(2)

Ecosphere does not intend to issue options under these plans in the future. The 2000 Long Term Incentive Program has expired.

(3)

The Plan was approved by our shareholders at our 2008 Annual Meeting. Initially, we were authorized to issue a total of 10,000,000 shares under the Plan. On April 21, 2010, our Board amended the Plan to increase the authorized shares under the Plan to 25,000,000 and then on March 25, 2011 to 30,000,000 which includes restricted stock, options, restricted stock units and stock appreciation rights. Because Ecosphere has issued shares of restricted stock, the number of securities available for grant has been reduced.

(4)

Represents outstanding options which have been granted in conjunction with directors and employee compensation and consulting arrangements. These options vest over a three year period and are generally exercisable over periods ranging from five to 10 years. The exercise price of the options granted ranges from $0.15 to $1.30 per share.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 8, 2013, Ecosphere and Dean Becker LLC, or the “Consultant”, an entity controlled by Dean Becker, a director of Ecosphere, entered into a Consulting Agreement which can be terminated on 30 days’ notice. Under the Consulting Agreement, the Consultant assists Ecosphere in accelerating the deployment of Ecosphere’s patented Ozonix® technology in fields beyond U.S. onshore energy production. In addition, the Consultant assists in further monetizing Ecosphere’s ownership interest in its energy subsidiary. In consideration for its services, the Consultant receives a fee of $250,000 per year. As of March 31, 2013, the Consultant is owed $42,757. Additionally, the Consultant was granted 3,000,000 five-year stock options exercisable at $0.37 per share. As additional compensation, the Consultant will receive 2% of all revenues generated from the sale or license of Ecosphere’s intellectual property that was consummated as a result of introductions from the Consultant or negotiation assistance from the Consultant.

Effective January 8, 2013, Ecosphere and Charles Vinick, a director of Ecosphere, entered into a one-year Consulting Agreement. In connection with his Consulting Agreement, Mr. Vinick is entitled to receive fees of $275,000 and be reimbursed for health insurance costs. Additionally, Mr. Vinick was granted 1,000,000 five-year stock options exercisable at $0.40 per share. The options will vest quarterly in four equal increments over the one-year consulting period subject to continued service on each applicable vesting date. As of March 31, 2013, Mr. Vinick has not been paid under the Consulting Agreement and is owed $56,248.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chairman of the Board and Chief Executive Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire's children. We believe that based upon the services we receive from these related parties the compensation is fair to us.

See page 3 for a discussion of director independence.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees

The following table sets forth fees for services paid to Salberg & Company, P.A., or Salberg, our independent registered public accounting firm, for the years ended December 31, 2012 and 2011:

	2012	2011
Audit Fees (1)	$118,000	$116,500
Audit Related Fees (2)	$20,000	$0
Tax Fees (3)	$0	$0
All Other Fees	$0	$0
Total	$138,000	$116,500

———————

(1)

Audit fees – these fees relate to the audit of our annual consolidated financial statements and internal control over financial reporting and the review of our interim quarterly consolidated financial statements.

(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Salberg during 2012 and 2011.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.

All services related to audit fees, audit-related fees, tax fees and all other fees provided by Salberg during 2012 and 2011 were pre-approved by the Audit Committee in accordance with the pre-approval policy described above.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Documents filed as part of the report.

The Consolidated Financial Statements and notes thereto, and schedules, required to be filed in our Annual Report on Form 10-K are included in the 2012 Form 10-K filed on April 2, 2013.

(b)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws Adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Third Amendment to the Bylaws Adopted October 20, 2011	10-K	4/2/13	3.7
4.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan*	S-8	3/25/11	4.2
4.3	Second Amendment to the Amended and Restated 2006 Equity Incentive Plan*	10-K	4/2/13	4.3
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q/A	12/1/11	10.3
10.2	EES Side Letter Agreement – Hydrozonix**	10-Q	5/10/11	10.6
10.3	Second Amendment to EES LLC Agreement	10-Q/A	12/1/11	10.7
10.4	Southwest Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.5	Newfield Exploration Services Agreement	10-Q/A	3/16/11	10.17
10.6	Newfield Subsidiary Agreement**	10-K	3/16/11	10.39
10.7	Addendum to Sales Order - Hydrozonix	10-Q	8/9/11	10.9
10.8	Bledsoe Credit Agreement dated April 14, 2009	10-Q	8/14/09	10.3
10.9	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.10	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.11	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.12	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.20
10.13	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	3/31/10	10.21
10.14	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed in this report as Exhibit 10.18)	10-K	3/31/10	10.22
10.15	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010	10-K	3/16/11	10.19
10.16	Second Amendment to Amended and Restated Replacement Secured Note dated December 8, 2010	10-K	3/16/11	10.20
10.17	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.18	Form of Executive Option Agreement dated July 1, 2009*	10/Q	8/16/10	10.5
10.19	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.20	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6
10.21	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.22	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5

10.23	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.24	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.25	Summary of Dennis McGuire Option Agreement dated April 21, 2010*	10-Q/A	12/20/10	10.7
10.26	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.30
10.27	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.31
10.28	Technology License Agreement	10-Q	8/16/10	10.12
10.29	Assignments of Technology	10-Q	11/22/10	10.10
10.30	Form of Employee 2012 Stock Option Agreement*				Filed
10.31	Form of Director 2012 Stock Option Agreement				Filed
10.32	Form of Director 2012 Restricted Stock Agreement				Filed
21.1	List of Subsidiaries	10-K	4/2/13	21.1
23.1	Consent of Salberg & Company, P.A.				Filed
31.1	Certification of Principal Executive Officer (Section 302)	10-K	4/2/13	31.1
31.1	Certification of Principal Executive Officer (Section 302) with respect to this 10-K/A				Filed
31.2	Certification of Principal Financial Officer (Section 302)	10-K	4/2/13	31.2
31.2	Certification of Principal Financial Officer (Section 302) with respect to this 10-K/A				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished^
101.SCH	XBRL Taxonomy Extension Schema Document				Furnished^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Furnished^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Furnished^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Furnished^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Furnished^

———————

*

Management contract or compensatory plan or arrangement

**

Filed pursuant to a confidential treatment request for certain portions of this document.

^

Furnished with the 2012 Form 10-K filed on April 2, 2013.

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

Ecosphere Technologies, Inc.

Date: April 30, 2013	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2013	By:	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)