Form 10-Q
period 2013-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2013-05-21
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 17, 2013
Common Stock, $0.01 par value per share	155,764,714 shares

SIGNATURES	31

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets
Cash	$433,694	$2,464,911
Restricted cash	25,000	60,168
Accounts receivable	461,590	1,150,152
Inventory	4,053,006	757,682
Prepaid expenses and other current assets	260,909	107,067
Total current assets	5,234,199	4,539,980
Property and equipment, net	4,262,338	4,264,125
Debt issuance costs, net	61,286	—
Patents, net	80,206	81,691
Deposits	22,441	22,441
Total assets	$9,660,470	$8,908,237

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)
Current liabilities
Accounts payable	$3,243,395	$845,241
Accrued liabilities	899,007	1,122,119
Customer deposit	—	23,196
Convertible notes payable	1,195,000	1,203,126
Current portion of note payable	85,125	68,100
Warrant derivatives fair value	282,977	197,009
Current portion of financing obligations	86,409	96,548
Current portion of capital lease obligation	14,778	14,593
Total current liabilities	5,806,691	3,569,932
Convertible note payable, net of discounts	380,202	—
Note payable, net of current portion	119,174	136,199
Financing obligations, net of current portion	95,752	106,612
Restructuring reserve	—	5,909
Capital lease obligation, net of current portion	53,512	57,276
Total liabilities	6,455,331	3,875,928

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2013 and December 31, 2012; $25,000 per share redemption amount plus dividends in arrears	1,186,619	1,180,994
Series B - 484 shares authorized; 241 shares issued and outstanding at March 31, 2013 and December 31, 2012; $2,500 per share redemption amount plus dividends in arrears	2,471,844	2,456,781
Total redeemable convertible cumulative preferred stock	3,658,463	3,637,775

Commitments and contingencies (Note 13)

Equity (deficit)
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 153,618,062 and 152,438,179 shares issued and outstanding at March 31, 2013 and December 31, 2012,respectively	1,536,179	1,524,381
Common stock issuable, $0.01 par value; 1,495,652 and 1,084,499 issuable at March 31, 2013 and December 31, 2012, respectively	14,957	10,845
Additional paid-in capital	108,413,311	107,774,131
Accumulated deficit	(119,670,335)	(117,337,883)
Total Ecosphere Technologies, Inc. stockholders' deficit	(9,705,888)	(8,028,526)
Noncontrolling interest in consolidated subsidiary	9,252,564	9,423,060
Total equity (deficit)	(453,324)	1,394,534
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$9,660,470	$8,908,237

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31,
	2013	2012

Revenues
Equipment sales and licensing	$—	$5,648,093
Field services	751,684	2,712,702
Aftermarket part sales	109,935	—
Total revenues	861,619	8,360,795

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	4,107,662
Field services costs (exclusive of depreciation shown below)	446,596	801,717
Aftermarket part costs (exclusive of depreciation shown below)	109,543	—
Selling, general and administrative	2,078,453	1,861,156
Restructuring charge	6,491	—
Depreciation and amortization	545,011	551,600
Total costs and expenses	3,186,094	7,322,135

Income (loss) from operations	(2,324,475)	1,038,660

Other income (expense)
Interest expense	(92,505)	(97,481)
Gain (loss) on change in fair value of derivative instruments	(85,968)	(198,162)
Other, net	—	3,764
Total other expense	(178,473)	(291,879)

Net income (loss)	(2,502,948)	746,781

Preferred stock dividends	(20,688)	(25,750)

Net income (loss) applicable to common stock before allocation to non-controlling interest	(2,523,636)	721,031
Less: net (income) loss applicable to non-controlling interest in consolidated subsidiary	170,496	(356,245)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(2,353,140)	$364,786

Net income (loss) per common share applicable to common stock
Basic	$(0.02)	$—
Diluted	$(0.02)	$—

Weighted average number of common shares outstanding
Basic	153,826,820	147,413,701
Diluted	153,826,820	161,627,002

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(2,353,140)	$364,786
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Preferred stock dividends	20,688	25,750
Depreciation and amortization	545,011	551,600
Non-controlling interest in (loss) income of consolidated subsidiary	(170,496)	356,245
Amortization of debt issue costs	3,457	—
Accretion of discount on notes payable	43,847	69,234
Stock-based compensation expense	236,796	441,867
Loss from change in fair value of warrant derivative liability	85,968	198,162
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	688,562	(988,501)
(Increase) decrease in prepaid expenses and other current assets	(153,841)	8,492
(Increase) decrease in inventory	(3,295,324)	6,908
Decrease in deposits	—	733
Increase in accounts payable	2,398,155	177,793
Decrease in accrued liabilities	(217,114)	(94,961)
Decrease in restructuring reserve	(5,909)	(12,525)
Decrease in customer deposits	(23,196)	—
Net cash (used in) provided by operating activities	(2,196,536)	1,105,583
Investing Activities:
Construction in process purchases	(500,693)	—
Purchase of property and equipment	(41,046)	(14,115)
Transfer from restricted cash	35,168	—
Net cash used in investing activities	(506,571)	(14,115)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	706,468	—
Proceeds from warrant and option exercises	20,000	229,800
Proceeds from warrant modifications	—	107,400
Distributions from subsidiary to noncontrolling members	—	(908,551)
Repayments of notes payable and insurance financing	(30,000)	(35,862)
Repayments of capital lease obligations	(3,579)	—
Repayments of vehicle and equipment financing	(20,999)	(11,521)
Net cash provided by (used in) financing activities	671,890	(618,734)
Net (decrease) increase in cash	(2,031,217)	472,734
Cash at beginning of period	2,464,911	2,043,593
Cash at end of period	$433,694	$2,516,327

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,046	$3,122
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$20,688	$25,750
Conversion of convertible notes to common stock	$—	$275,000
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$—	$57,090
Common stock issued as settlement of note and accrued interest	$6,000	$—
Cashless exercise of options and warrants	$14,957	$3,690
Beneficial conversion feature on convertible debt charged to additional paid in capital	$391,771	$—
Warrants issued as debt issue cost	$21,211	$—
Insurance premium finance contract recorded as a prepaid asset	$168,859	$171,929

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

1.

 DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI” or the “Company”), is a water engineering, technology licensing and innovative U.S. manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five United States patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

Since 2008, Ecosphere has enabled oil and gas customers to treat, recycle and reuse over 3 billion gallons of water on more than 700 oil and natural gas wells in major shale plays around the United States. Ecosphere was chosen by Bloomberg as a 2013 New Energy Pioneer and selected by IHS CERAWeek as a 2013 Energy Innovation Pioneer. Ecosphere is also a recipient of the 2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary Ecosphere Energy Services, LLC (“EES”). All intercompany account balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Going Concern and Liquidity

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Historically, the Company’s revenue was generated pursuant to the Exclusive Product Purchase and Sub-License Agreement (the “Agreement”) with Hydrozonix, LLC (“Hydrozonix”) and EES, which required Hydrozonix to purchase, and fund the manufacture of a minimum number of units each quarter in order to maintain exclusivity to the U.S. onshore oil and gas industry. During the first quarter of 2013, Hydrozonix failed to place a binding order for the minimum number of units and fund the build-out of the units as required by the agreement and subsequently lost its exclusivity. As a result, the Company’s working capital has declined significantly. Anticipated cash flows from existing sources other than Hydrozonix will not be sufficient to sustain operations through 2013. These uncertainties create substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the following actions will allow the Company to continue operations beyond 2013 and into the foreseeable future:

•

As a result of EES regaining exclusivity to the U.S. oil and gas industry, the Company has begun to implement an aggressive sales and marketing program to offer its patented Ozonix® products and services to the U.S. oil and gas industry. Management expects that these efforts will generate cash from operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

•

The Company expects to initiate a pilot program with a partner in the precious metal mining industry and has been demonstrating its technology to a leading coal mine operator and expects that profitable operations will result from these relationships.

•

Management could issue additional debt or equity securities, and is exploring the sale of a portion of its interest in EES.

Since 2008, the Company’s technology has been successfully utilized on over 700 oil and natural gas wells around the United States. Management believes that the value of its technology has been sufficiently demonstrated to market participants to allow the Company to more accurately communicate the value of its technologies to potential strategic partnerships and alliances. Management believes that, based on the success of its technologies to date, the fair market value of the rights to the global energy market segments granted to its majority-owned subsidiary, EES, significantly exceeds the market capitalization of the Company based on the publicly quoted market prices for its common stock. The Company believes that the realization of this excess fair market value will allow it to obtain additional equity or debt financing, on favorable terms, to fund its increasing penetration of the global energy markets and development of other segments, such as mining and waste water treatment.

The Company’s exclusive arrangement with Hydrozonix provided significant cash flows from operations in 2012, allowing EES to pay dividends in excess of $6.7 million. Management believes that EES will again generate significant positive cash from operations from the U.S. oil and natural gas market segment, through aggressive marketing and sales efforts focused on the top U.S. oil and gas operators and service companies. Because of the exclusivity Hydrozonix enjoyed until April 15, 2013, EES was extremely limited in the permitted activities it could undertake related to the U.S. oil and natural gas market segment. Management has been developing a strategic marketing and sales program for the U.S. oil and natural gas market segment, which it began to implement immediately proceeding the lapse of Hydrozonix’s exclusivity, which occurred on April 15, 2013. Management believes that as a result of EES regaining rights to the U.S. oil and gas market, there will be opportunities for strategic partnerships that have the potential to accelerate market penetration within the U.S., and increased potential for financing through the sale of a portion of the Company’s interest in EES.

The Company, through EES, has entered into discussions with potential partners and strategic alliances in the Middle East, Canada and with various offshore exploration entities. Management believes that the successful execution of any of these alliances will provide additional sources of cash flows from operations. The Company is also in discussions with these potential partners regarding the utilization of Ecosphere’s patented Ozonix® technology for solutions outside of oil and natural gas exploration.

There can be no assurance that any of the above anticipated events will occur and that the Company will be able to continue as going concern. Theses unaudited condensed consolidated financial statements have not been adjusted to reflect this uncertainty.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its subsidiaries, including its 52.6% owned subsidiary EES. All intercompany account balances and transactions have been eliminated in consolidation.

Noncontrolling Interest

The Company accounts for its less than 100% interest in consolidated subsidiaries in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

Restricted Cash

Restricted cash as of March 31, 2013 represents a $25,000 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and natural gas industry. No allowance was deemed necessary at March 31, 2013 and December 31, 2012.

Inventory

Inventory is primarily comprised of raw materials and finished goods representing two Ozonix® EF80 units completed for future sale where no binding sales contract exists. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 3.

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

Debt Issuance Cost

The Company accounts for debt issuance cost in accordance with ASC 470, Debt. The costs associated with the issuance of debt are capitalized and amortized over the life of the underlying debt instrument. As of March 31, 2013 the Company capitalized $64,743 in debt issuance costs.

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at March 31, 2013 and December 31, 2012 have either been acquired from a related Company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial and non-financial assets and liabilities, as well as makes related disclosures, in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). For certain of our financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, also approximate fair value because current interest rates available to the Company for debt with similar terms and maturities are substantially the same.

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

MARCH 31, 2013

(UNAUDITED)

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At March 31, 2013 and December 31, 2012, the Company has no product warranty accrual given its lack of long-term historical warranty experience and the fact that prior year warranty repair experience related to what we believe are non-recurring issues and are therefore, not indicative of future warranty estimates. The warranty period on the first unit constructed ends September 22, 2013.

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

MARCH 31, 2013

(UNAUDITED)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2013, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Net Income (Loss) Per Share

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

For the three months ended March 31, 2013, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive. Basic and diluted net income per share, for the three months ended March 31, 2012 were calculated as follows:

	Basic	Diluted
Numerator
Net income applicable to common stock	$364,786	$364,786
Preferred stock dividends	—	25,750
	$364,786	$390,536

Denominator
Weighted average common shares outstanding	147,413,701	147,413,701
Restricted stock	—	335,529
Preferred stock	—	412,870
Warrants and options	—	13,464,902
	147,413,701	161,627,002

Net income per share	$0.00	$0.00

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Shares

	For the three months ended
	March 31,
	2013	2012
Convertible debt	3,582,143	2,535,714
Convertible preferred stock	345,235	—
Options and warrants to purchase common stock	68,238,595	54,878,953
Unvested stock grants	80,000	—
Total Anti-Dilutive Potential Common Shares	72,245,973	57,414,667

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

3.

INVENTORY

Inventory consists of the following at March 31, 2013 and December 31, 2012:

	2013	2012
Raw materials	$530,836	$609,557
Work in process	—	148,125
Finished goods	3,522,170	—
	$4,053,006	$757,682

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2013 and December 31, 2012:

	Estimated Useful
	Lives in Years	2013	2012
Machinery and equipment	5	$10,723,932	$10,698,094
Furniture and fixtures	5 to 7	348,184	342,918
Automobiles and trucks	3 to 5	241,834	241,834
Leasehold improvements	5	415,281	415,281
Office equipment	5	595,972	582,156
Construction in progress		680,511	183,693
		13,005,715	12,463,976
Less total accumulated depreciation		(8,743,377)	(8,199,851)
Property and equipment, net		$4,262,338	$4,264,125

During the three months ended March 31, 2013, additions to property and equipment included the construction in progress of a piece of equipment for the treatment of wastewater outside of oil and gas exploration that has continued to be manufactured and assembled which is reflected in the caption "Construction in Progress." Depreciation expense amounted to approximately $0.5 million for the three months ended March 31, 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

5.

NOTES PAYABLE AND OTHER DEBT

Long-term debt, consists of the following at March 31, 2013 and December 31, 2012:

Convertible Notes Payable

	March 31, 2013	December 31, 2012

Convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and are convertible into common stock at a conversion rate of $0.40 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 937,500 shares of common stock at an exercise price of $0.40 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. As of March 31, 2012, the unamortized amount of the discount was $369,798 and accrued interest was $7,161.

	$380,202	$—

Convertible notes in the aggregate principal amount of $1,045,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 (two lenders agreed to extend the January 2013 due dates to March 2014) and are convertible into common stock at a conversion rate of $0.70 per share.   The Company received a notice of default from the holder of a note with a face value of $50,000.  In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 767,857 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $270,259 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.95% to 2.06%, and no dividends. As of March 31, 2013, there was no unamortized portion of the debt discount. As of December 31, 2012, the unamortized amount of the discount was $21,874. Accrued interest at March 31, 2013 and December 31, 2012 was $218,850 and $197,202, respectively.

	1,045,000	1,053,126

Convertible notes in the principal amount of $150,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 (one lender agreed to extend the March 2013 due date for an additional year until March 2014) and are convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investor five-year warrants to purchase 107,143 shares of common stock at an exercise price of $0.70 per share. The notes were originally due in December 2012. The Company evaluated ASC 470-50, Debt - Modifications and Extinguishments and determined that the note extensions were not considered a debt modification or extinguishment. The Company recorded a discount related to the warrants of $32,128 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 108.52%, an expected term of five years, a risk-free discount rate of 1.74%, and no dividends. As of March 31, 2013 and December 31, 2012, there was no unamortized portion of the debt discount. Accrued interest at March 31, 2013 and December 31, 2012 was $35,306 and $30,987, respectively.

	150,000	150,000

Total	1,575,202	1,203,126
Less Current Portion	(1,195,000)	(1,203,126)
	$380,202	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

A summary of convertible notes payable and the related discounts as of March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Principal amount of convertible notes payable	$1,945,000	$1,225,000
Unamortized discount	(369,798)	(21,874)
Convertible notes payable, net of discount	1,575,202	1,203,126
Less: current portion	(1,195,000)	(1,203,126)
Convertible notes payable, net of discount, less current portion	$380,202	$—

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $204,299 was outstanding at December 31, 2012 and March 31,2013 from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

Financing Obligations

	March 31, 2013	December 31, 2012
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$127,093	$132,430

Secured non-interest bearing, equipment notes payable in monthly installments of $8,000 over 6 months, matured in February 2013.	16,000	16,000

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at an annual rate of 9.0%. In May of 2012, one of the three vehicle notes outstanding at the beginning of the year was repaid early and such repayment amounted to $24,949.	16,143	18,368

Secured non-interest bearing, software notes payable in monthly installments totaling $4,215 over 12 months with a $1 purchase option at the end of the lease agreement in August 2013.	22,925	36,362
Total	182,161	203,160
Less Current Portion	(86,409)	(96,548)
	$95,752	$106,612

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of March 31, 2013, by fiscal year, are as follows:

Fiscal Year	Payment
2013	$13,419
2014	17,892
2015	17,892
2016	17,892
2017	8,946
Total	76,041
Less implied interest	(7,751)
Capital lease obligation	68,290
Less current potion	(14,778)
Long-term portion	$53,512

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Aggregate annual maturities of third party debt are as follows as of March 31, 2013:

Fiscal Year	Amount
2013	$1,381,313
2014	877,417
2015	105,961
2016	30,624
2017	4,435
Total debt- face value	2,399,750
Less: unamortized discount	(369,798)
Net debt	$2,029,952

6.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has approximately 1.0 million warrants with repricing options outstanding at March 31, 2013. The majority of these derivative instruments expire during the second quarter of 2013.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model and Monte Carlo simulations. The closing price of the Company’s common stock at March 31, 2013 was $0.46, compared to $0.37 at December 31, 2012. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2013, are indicated in the table that follows (BSM inputs only). The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

March 31, 2013
Volatility	45.99%
Expected Term	0.13 to 1.02
Risk Free Interest Rate	0.02% to 0.14%
Expected dividend yield	none

During the three month period ended March 31 2013, based upon the estimated fair value, the Company increased its liability for warrant derivative instruments by $85,968 which was recorded as "Loss from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

7.

FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 6. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	March 31,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$282,977	$—	$—	$282,977

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The following is a rollforward for the three months ended March 31, 2013 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2012	$197,009
Change in fair value included in statement of operations	85,968
Balance at March 31, 2013	$282,977

The Company had no non-financial assets or liabilities measured at fair value at March 31, 2013.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2013, and December 31, 2012, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Accrued dividends totaled $1,036,619 and $1,030,994 on March 31, 2013, and December 31, 2012, respectively. There was no Series A Preferred Shares activity during the three months ended March 31, 2013. Annual dividends accrue at a rate of $3,750 per share.

Series B

At March 31, 2013, and December 31, 2012, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Accrued dividends totaled $1,869,324 and $1,854,281 on March 31, 2013, and December 31, 2012, respectively. Annual dividends accrue at a rate of $250 per share.

9.

COMMON STOCK

Shares issued and issuable during the three months ended March 31, 2013 are summarized below.

Shares outstanding and issuable at December 31, 2012	153,522,678
Exercise of warrants (a)	80,000
Cashless exercise of options (b)	1,495,652
Shares issued for payment of accrued interest (c)	15,384
Total common shares outstanding at March 31, 2013	155,113,714

———————

(a)

issued upon exercise of warrants at an exercise price of $0.25 per share resulting in proceeds to the Company of $20,000.

(b)

issued upon cashless exercises of 4,000,000 options at an exercise price of $0.30 per share based upon market prices of the Company’s common stock ranging from $0.46 to $0.50 per share.

(c)

in January 2013, the Company issued shares of common stock with a value of $6,000 based on the quoted trading price of $0.39 per share were issued as payment for accrued interest in the same amount.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

10.

RESTRICTED STOCK

During the three months ended March 31, 2013, the Company recognized $10,000 of expense related to 80,000 shares of restricted stock that is expected to vest on July 1, 2013. No restricted stock was issued, vested or forfeited during the three months ended March 31, 2013.

Total unrecognized share-based compensation expense from unvested restricted stock as of March 31, 2013 was $10,000 which is expected to be recognized through June 2013.

11.

STOCK OPTIONS AND WARRANTS

Option Grants to Directors Under a Consulting Agreement

In January 2013, the Company granted five-year options to purchase 1,000,000 shares of common stock with an exercise price of $0.40 per share to a director who is also serving as a consultant for a one year period. The fair value of these options amounted to $135,890, calculated using the BSM method and will be expensed over the vesting period. As of March 31, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30, Initial Measurement (“ASC 505-50-30). The subsequent re-measurement produced a value of $201,821 which is being amortized over the service period.

In January 2013, the Company granted five-year options to purchase 3,000,000 shares of common stock with an exercise price of $0.37 per share to a director of the Company who is also serving as a consultant for a three year period. The fair value of these options amounted to $482,391, calculated using the BSM method and will be expensed over the requisite service period. As of March 31, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30. The subsequent re-measurement produced a value of $638,014 which is being amortized over the service period.

Issuance of Warrants with Convertible Debt

In February 2013, the Company issued 937,500 five-year warrants exercisable at $0.40 per share in connection with a $750,000 convertible note. The fair value of the warrants amounted to $265,133, calculated using the BSM method. See Note 5.

Issuance of Warrants as Finder Fee

In February 2013, the Company issued 75,000 five-year warrants exercisable at $0.40 per share to a third party in conjunction with the financing. The fair value of the warrants amounted to $21,211, calculated using the BSM method. The warrant value and $43,533 in cash paid to a third party are recorded as a deferred asset and being amortized over the term of the note.

Option and Warrant Exercises

Cash Exercises

During the three months ended March 31, 2013, the Company issued 80,000 shares of common stock in exchange for cash of $20,000 upon the exercise of warrants with an exercise price of $0.25 per share.

Cashless Exercises

In March 2013, the Company issued 1,495,652 shares of common stock to a related party trust upon the cashless exercise of 4,000,000 options with an exercise price of $0.30 per share based upon market price of the Company’s common stock ranging from $0.46 to $0.50 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended March 31, 2013:

Risk-free interest rate	0.38% to 0.86%
Expected option life in years	3.0 to 5.0
Expected stock price volatility	45.99% to 92.82%
Expected dividend yield	None

Stock-based compensation expense related to options for the three months ended March 31, 2013 was $226,796. At March 31, 2013, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $1,332,681. This unrecognized compensation cost is expected to be recognized over the next 24 months.

12.

RELATED PARTY TRANSACTIONS

Related Party Option Grants

In January 2013, the Company granted five-year options to purchase 150,000 shares of common stock with an exercise price of $0.48 per share to its Director of Business Development. The fair value of these options amounted to $24,841, calculated using the BSM method and will be expensed over the vesting period.

In January 2013, the Company granted five-year options to purchase 5,000,000 shares of common stock with an exercise price of $0.40 per share to its former Chief Executive Officer. These options were forfeited when he resigned on March 12, 2013.

See Note 11 for 4 million options issued to two directors under consulting agreements.

13.

COMMITMENTS AND CONTINGENCIES

In February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking $300 million in damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells.

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

The Company had a long term relationship with Kamimura International Associates ("KIA"), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd., a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss. The motion to dismiss was rejected by the court. The Company expensed and accrued an amount it reasonably estimated would be required to resolve any outstanding issues between the Company and KIA. In December 2012, the Company reached a settlement with KIA amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in accrue liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of March 31, 2013 the Company had an accrued balance of $118,750 which is comprised of the $150,000 obligation less $31,250 in payments.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of March 31, 2013 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

14.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At March 31, 2013, accounts receivable of approximately $0.5 million was comprised primarily of two major customer balances amounting to 71% and 25% of the total receivable balance. In addition, two customers accounted for 47% and 40% of revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2013. As of March 31, 2013, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

Major Suppliers

The Company purchases products from a limited number of manufacturers, however, management believes that other suppliers could adapt to provide similar products or components on comparable terms.

15.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

In July 2009, the Company formed EES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in EES. In November EES received $7,850,000 in exchange for a 21.5% interest in EES. After the November transaction, the Company owns 52.6% of EES. EES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009 and a net loss of $528,277 for the year ended December 31, 2010, both of which were allocated to the other EES members in accordance with the LLC operating agreement. For fiscal 2011, EES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended. On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011. During 2012, of EES’s $3,780,472 of net income, $815,054 was allocated to noncontrolling interest. During the three months ended March 31, 2013, the Company allocated $170,496 of EES net loss to its noncontrolling members.

Pursuant to EES Board Member resolutions throughout 2012, cash distributions of $6.7 million were made in accordance with membership interest in EES. Of this amount, $3.2 million was paid to members comprising the noncontrolling interest and $3.5 million was paid to ETI and, accordingly, was eliminated in consolidation.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three months ended March 31, 2013:

2013
Balance at December 31, 2012	$9,423,060
Noncontrolling interest in loss	(170,496)
Balance at March 31, 2013	$9,252,564

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

16.

SUBSEQUENT EVENTS

Related Party Option Grant

Effective April 26, 2013, the Company granted five-year options to purchase 6,000,000 shares of common stock with an exercise price of $0.36 per share to its Chief Executive Officer and Chief Technology Officer. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015.

Stock Issuances

In May 2013, the Company issued 651,000 shares of common stock upon the exercise of warrants with exercise prices of $0.15 to $0.20 per share, resulting in proceeds to the Company of $108,150.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2012.

Company Overview

Ecosphere is a water engineering, technology licensing and innovative U.S manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world. The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five U.S. patents for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by global energy exploration companies to reduce costs, increase treatment efficiencies and eliminate liquid chemicals from wastewater treatment operations around the United States.

The Company’s Open Innovation Network is a business model that was created to invent, develop, commercialize and license and/or sell green technologies using water treatment as a key component. Ecosphere designs, develops and manufactures all of its Ozonix® units at its Stuart, Florida facility; all material components are also made in the United States. The business model is used to:

1. Identify a major environmental water challenge

2. Invent technologies and file new patents

3. Partner with industry leaders

4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders

5. License and/or sell the patented, commercialized technologies to well capitalized partners

6. Create shareholder value

Ecosphere focused its early efforts to successfully develop and commercialize the Ozonix® technology for its majority-owned subsidiary, Ecosphere Energy Services, LLC, ("EES"), and will now be able to broaden the Company’s ability to introduce and duplicate its efforts in the many other water intensive industries and applications that can benefit from this technology including but not limited to agriculture, environmental, industrial, marine, mining, and municipal wastewater treatment applications.

2013 Highlights

•

In January 2013, Ecosphere announced that the Company appointed Dean Becker to its Board of Directors. Mr. Becker is currently the Chief Executive Officer of ICAP Patent Brokerage and ICAP Ocean Tomo Auctions. As a creator and leader of patent auctions since 2006, he has distinguished himself as one of the world's leading entrepreneurs in the development of next generation technology markets. Mr. Becker is also serving as an intellectual property consultant to Ecosphere and is working with Founder and Chief Executive Officer, Dennis McGuire, to monetize the Company's intellectual property and accelerate the deployment of its patented Ozonix® technology in fields beyond U.S. onshore energy production.

•

In February 2013, Ecosphere launched a new corporate website, www.ecospheretech.com, which reflects the Company's focus on expanding the use of its revolutionary Ozonix® technology into new industrial markets in which wastewater treatment is of critical importance. The content contained on our website is not incorporated into this report.

•

In February 2013, Ecosphere announced that it had been selected to IHS CERAWeek's 2013 class of Energy Innovation Pioneers. The Energy Innovation Pioneers program, held annually in conjunction with IHS CERAWeek, aims to identify the most innovative and distinctive new technologies in the energy spectrum. Criteria include creativity, feasibility of plan, scalability of technology and leadership team.

•

In February 2013, Ecosphere entered into a definitive securities purchase agreement with CIM Investment Management Ltd., a London-based institutional investment firm, to issue $3.4 million of convertible notes and warrants. Ecosphere received the initial tranche of $750,000. Assuming Ecosphere completes a financing it has been negotiating, it expects that the lenders will advance the remaining balance.

•

In March 2013, Ecosphere announced that its subsidiary, Ecosphere Exploration and Mining Services LLC (EEMS) signed a Letter of Intent with Dominion Water LLC of Sedalia, Colorado. In connection with the Letter of Intent, Ecosphere will deploy its patented Ozonix® technology to mine sites in Colorado for both companies to explore mining applications of the Ozonix® technology.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

•

In March 2013, Ecosphere investor Drew Bledsoe, former NFL quarterback and principal of Bledsoe Capital Group, appeared on CNBC's Closing Bell to discuss how Ecosphere's patented Ozonix® technology is allowing oil and gas exploration companies to recycle wastewater and eliminate chemicals traditionally used in the hydraulic fracturing process.

•

In April 2013, Ecosphere announced that its majority-owned subsidiary, Ecosphere Energy Services, LLC, has regained the exclusive U.S. license to Ecosphere's patented Ozonix® technology for the treatment and recycling of water used during oil and gas exploration and production.

•

In April 2013, Ecosphere announced that Bloomberg New Energy Finance, the definitive source of insight, data and news on the transformation of the energy sector, selected Ecosphere Technologies, Inc., as a 2013 New Energy Pioneer. The winners were recognized on stage at the sixth annual Bloomberg New Energy Finance Summit in New York City.

•

In May 2013, Ecosphere was named a finalist in Clean Tech/Green Tech category for the 2013 TechAmerica Foundation American Technology Awards (ATAs).  The ATAs cross the technology industry recognizing products and services like Ecosphere’s patented Ozonix® technology for the treatment and recycling of water used during oil and gas exploration and production.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions, which are contained in Note 11 to our unaudited condensed consolidated financial statements contained in this report. The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

Fair Value of Liabilities for Warrant Derivative Instruments

We estimate the fair value of each warrant liability with a repricing feature at the issuance date and at each subsequent reporting date by using the BSM option pricing model based upon certain assumptions which are contained in Note 6 to our unaudited condensed consolidated financial statements contained in this report. The BSM model requires the input of highly subjective assumptions including the expected stock price volatility.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended March 31, 2013 with the Three Months Ended March 31, 2012

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2013	2012	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$—	$5,648,093	$(5,648,093)
Field services	751,684	2,712,702	(1,961,018)
Aftermarket part sales	109,935	—	109,935
Total revenues	861,619	8,360,795	(7,499,176)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation show below)	—	4,107,662	(4,107,662)
Field services (exclusive of depreciation show below)	446,596	801,717	(355,121)
Aftermarket part costs (exclusive of depreciation show below)	109,543	—	109,543
Salaries and employee benefits	1,132,818	1,255,146	(122,328)
Administrative and selling	370,636	357,218	13,418
Professional fees	566,515	248,792	317,723
Depreciation and amortization	545,011	551,600	(6,589)
Research and development	8,484	—	8,484
Restructuring charge	6,491	—	6,491
Total costs and expenses	3,186,094	7,322,135	(4,136,041)
Income (loss) from operations	(2,324,475)	1,038,660	(3,363,135)
Other income (expense)
Interest expense	(92,505)	(97,481)	4,976
Other income (expense)	—	3,764	(3,764)
Change in fair value of derivative instruments	(85,968)	(198,162)	112,194
Total other income (expense)	(178,473)	(291,879)	113,406
Net (loss) income	(2,502,948)	746,781	(3,249,729)
Preferred stock dividends	(20,688)	(25,750)	5,062
Net (loss) income applicable to common stock	(2,523,636)	721,031	(3,244,667)
Net loss (income) applicable to noncontrolling interest of consolidated subsidiary	170,496	(356,245)	526,741
Net (loss) income applicable to Ecosphere Technologies, Inc. common stock	$(2,353,140)	$364,786	$(2,717,926)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.4 million during the three months ended March 31, 2013 (the "2013 Quarter") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $0.4 million for the three months ended March 31, 2012 (the "2012 Quarter"). The drivers of the $2.7 million quarter-over-quarter change are discussed below.

Revenues

Revenues for the 2013 Quarter decreased $7.5 million from the 2012 Quarter. The decrease in revenue was driven primarily by the absence of revenues from equipment sales due to Hydrozonix’s failure to pay for Units 13-14 on April 15, 2013, causing Hyrdozonix to lose its exclusivity to the U.S. onshore oil and gas industry. As a result, EES regained the exclusive U.S. onshore oil and gas license for Ozonix®. Additionally, EES treated lower volumes of water used to hydraulically fracture natural gas wells and the processing of raw, flowback and produced waters in the Company's services business. We were not permitted to market finished goods inventory, costing approximately $3.5 million to manufacture, until April 15, 2013. Management expects that the sale of this equipment will occur during the second quarter of 2013.

In addition, in the 2013 Quarter, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix. Such activities resulted in $0.1 million in revenues in the 2013 Quarter. There were no aftermarket part sales in the 2012 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

There were no equipment sales and licensing costs for the 2013 Quarter as compared to $4.1 million for the 2012 Quarter. The lack of equipment sales and licensing costs for the 2013 Quarter were due to Hydrozonix failure to pay for Units 13-14.

Field Services Costs (exclusive of depreciation)

The cost of providing field services for the 2013 Quarter was $0.4 million compared to $0.8 million in the 2012 Quarter. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due to (i) lower sales volume in the 2013 Period, (ii) efficiencies in our processes resulting in part from additional multiple well pad processing sites, and (iii) lower gas costs in the 2013 Period.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.1 million for the 2013 Period. After the 2012 Quarter, the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.1 million was primarily the result of a decrease in non-cash stock-based compensation expense in the 2013 Quarter compared to the 2012 Quarter.

Professional Fees

The $0.3 million increase in professional fees for the 2013 Quarter was driven by the increase in consulting fees relating to two consulting agreements entered into during the 2013 Quarter. In addition, legal fees increased due to corporate legal matters including ongoing financial efforts.

(Loss) Income from Operations

Loss from operations for the 2013 Quarter was $2.3 million compared to income of $1.0 million for the 2012 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Net loss (Income) Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss (income) applicable to the noncontrolling interest in our EES consolidated majority-owned subsidiary decreased by $0.5 million due to the decreased performance in the services business, and the lack of equipment sales and licensing revenue.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net cash (used in) provided by operating activities	$(2,196,536)	$1,105,583
Net cash (used in) investing activities	$(506,571)	$(14,115)
Net cash provided by (used in) financing activities	$671,890	$(618,734)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2013 Period

Operating Activities

Net cash used in operating activities was $2.2 million for the 2013 Quarter, compared to net cash provided by operating activities of $1.1 million for the 2012 Quarter. For the 2013 Quarter, cash used in operating activities of $2.2 million resulted from the net loss applicable to Ecosphere common stock of $2.3 million, a significant increase in inventory of $3.3 million, non-cash charges of $0.9 million, partially offset by $0.7 million decrease in accounts receivables and $0.5 million of depreciation and amortization.

Investing Activities

The Company’s net cash used in investing activities consisted primarily of $0.5 million of construction in process purchases.

Financing Activities

The Company's net cash provided by financing activities consisted primarily of $0.7 million of proceeds from the sale of convertible notes and warrants.

2012 Period

Operating Activities

Cash provided by operating activities in the 2012 period of $1.1 million resulted from net income applicable to Ecosphere Technologies, Inc. common stock of $0.7 million, non-cash charges of $1.3 million, partially offset by a $0.9 million use of cash resulting from working capital changes.

Non-cash charges included (i) depreciation and amortization of $0.6 million, (ii) vesting of options and restricted stock of $0.4 million, (iii) $0.2 million in losses pursuant to the change in fair value of derivative instruments, and (iv) $0.1 million in debt accretion.

Changes in working capital amounted to a use of $0.9 million in cash and were largely due to increases in accounts receivable which are driven by increased business activity. See the unaudited condensed consolidated statements of cash flows for additional details.

Investing Activities

During the 2012 Quarter, the net cash used in investing activities was de minimis.

Financing Activities

The Company's net cash used in financing activities consisted of a $0.9 million cash distribution to the noncontrolling partners of the Company's majority-owned EES subsidiary. Partially offsetting the cash distribution was $0.3 million in cash proceeds from option and warrant exercises and warrant modifications.

Liquidity

Through the end of 2012, the Company had sufficient liquidity and revenue to support its growing operations as evidenced by the record 2012 revenue and the net income. As the result of the unexpected failure of Hydrozonix to pay for Units 13-14, the Company has been focusing its efforts on providing liquidity while it implements its business model of developing, commercializing and selling innovative environmentally friendly technologies and maintaining the manufacturing rights for the products which use the technologies.

Our management has been actively engaged in seeking to sell a portion of its 52.6% interest in EES. The Company expected it would have closed that sale last week or the transaction would have terminated. However, the Company finds itself in a situation where definitive and complex agreements have essentially been agreed upon by the parties, but there has been no communications apparently due to another transaction involving the buyer.

Regardless of whether this transaction closes, the Company has retained a nationally known investment banking firm and charged it with monetizing its EES investment. During 2012, EES paid its members approximately $6.7 million in dividends. The Company’s goal is to monetize all or part of EES while maintaining the right to manufacture all equipment using Ozonix® technology. At the

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

same time, the Company has requested the investment banker to solicit an interim bridge loan to provide working capital. We cannot assure you that the pending sale of a part of the Company’s interest in EES or those transactions through the investment banker will close.

When Hydrozonix failed to pay for Units 13-14, the Company and its majority-owned subsidiary, EES, had to take back the exclusivity it had granted Hydrozonix for the U.S. onshore oil and gas exploration market. The U.S. exclusivity for the patented Ozonix® technology for onshore oil and gas exploration was based on Hydrozonix receiving an approximate 25% discount off of the retail price of an Ozonix® EF80 system for agreeing to pay for two EF80 Units every quarter to maintain their exclusivity. The retail price for an EF80 was originally set at $4.5 million and Hydrozonix was allowed to purchase them for approximately $3 million plus paying a 20% EBIT royalty fee during their exclusivity period and a 15% royalty fee if they were to lose their exclusivity. At this time EES will now receive a 15% royalty of the EBIT of Hydrozonix for the life of the Ozonix® patents. If Hydrozonix was to sell their business to a larger service company we would still receive that royalty for the life of the Ozonix® patents. During the period from January 1, 2013-April 13, 2013, Hydrozonix principals assured Company executives repeatedly that they would be purchasing Units 13-14, as well as placing deposits on Units 15-16. Because of these promises from a customer that had been keeping up their end of the exclusive agreement, the Company, as the majority managing partner of EES, continued building Units 13-14 to be able to deliver these Units on time and on schedule. Units 13-14 were built on time and even tested and signed off for meeting its technical acceptance program by Hydrozonix at the Company’s Stuart, Florida facility by March 31, 2013. During the first quarter of 2013, Ecosphere was also completing its newest mobile Ozonix® demonstration Unit to be able to showcase its Ozonix® technology for mining, municipal, and agriculture applications. The Company and its subsidiary used a significant amount of its available cash resources on hand to manufacture these Units in order to be able to tender delivery to Hydrozonix as well as have equipment to build out its other vertical markets. As of the date of this filing, the Company does not have sufficient working capital on hand to sustain operations for the next 12 months. As of the date of this filing, our cash balance is approximately $255,000 and we have a working capital deficit of approximately $572,000. Our current assets total approximately $5.2 million, consisting primarily of finished goods inventory in stock that can be sold immediately, cash and accounts receivable. These current assets include Units 13-14 and a new demonstration Unit built to use the Ozonix® technology in other fields of use. Our current liabilities total approximately $5.8 million. The Company now faces a need to immediately generate cash to fund its future working capital needs from one or more sources, including, but not limited to or exclusively, the sale of Units 13 and 14 that it has in inventory, and the realization of a portion of the value of its interest in EES. Among other things, the Company has been in discussions with a leasing company about a sale/leaseback of Units 13-14 and the demonstration Unit. We will also continue to focus our efforts on the sale of new equipment into the global oil and gas industry, now including the U.S.

The Company has been focusing on multiple approaches to provide the necessary working capital. As of April 15th Hydrozonix forfeited its exclusive rights and EES, the Company’s 52.6% subsidiary, has regained those rights to treat water in the U.S. onshore oil and gas exploration and production field-of-use. EES did not license Hydrozonix the U.S. offshore or international rights for Ozonix® and still retains those rights as well as the U.S. rights now for onshore oil and gas exploration and production. Management expects that, as a result of EES regaining rights to the U.S. oil and gas market, there will be opportunities for strategic partnerships that have the potential to accelerate market penetration within the U.S., and increased potential for financing through the sale of a portion of the Company’s interest in EES. Due to legal constraints, the Company and EES refrained from conducting any discussions with third parties while Hydrozonix had exclusivity. After April 15th, EES launched a marketing program to expand the use of its licensed technology. It has been engaged in meetings and discussions with third parties seeking to use the patented Ozonix® technology in fracturing operations in a number of countries outside of the United States.

Our management is actively seeking to sell Units 13-14 and all future Ozonix® units they produce to a service company, an energy exploration company, or possibly injection well operators of which there are 150,000 in the U.S. that could use the Ozonix® technology to recycle produced and flowback waters. Again, it should be noted that the approximately $3 million price we sold the Ozonix® Units to Hydrozonix was based on the volume discount of two Ozonix® EF80 Units per quarter, plus a 20% EBIT royalty during the exclusivity period and a 15% EBIT during the non exclusivity period. The retail price for each EF80 is actually $4.5 million. As disclosed elsewhere in this Report, we have received multiple awards from leading national companies as a result of the unique and environmentally important Ozonix® technology that has treated over 700 wells and 3 billion gallons of water. This has increased our Company’s visibility, and we believe it will lead to future monetization. However, we cannot be certain as to the timing of the sale of our inventory Units 13 and 14. In addition to EES being able to now expand its service business beyond the two oil and gas drilling customers which the Hydrozonix agreement limited the Company to, EES can now sell Ozonix® Units to customers including oil and gas exploration companies, oil and gas service companies, injection well operators, and trucking companies that are handling and recycling flowback and produced water for their customers. Assuming EES is able to sell new Units, the Company will manufacture them for EES as it did for the first 14 Ozonix® EF80 Units and the 26 Ozonix® EF10 and EF20 units. At the same time, our management has been actively engaged in seeking to obtain financing to provide the working capital until EES Ozonix® sales resume. However, there can be no assurance that such financing will be available to the Company on acceptable terms.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Contractual Obligations

	For the Twelve Months Ending March 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Third party debt	$1,366,534	$861,876	$89,615	$13,435	$—	$—	$2,331,460
Capital lease obligation	14,778	15,542	16,345	17,190	4,435	—	68,290
Operating leases, net of sublease	27,233	—	—	—	—	—	27,233
	$1,408,545	$877,418	$105,960	$30,625	$4,435	$—	$2,426,983

During the 2013 Quarter, there was an increase of $0.8 million of third party debt due as a result of the notes issued to two institutional investors which become due in February 2015.

Except as disclosed above, there were no material changes to the Company’s contractual obligations during the 2013 Quarter.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 12 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended March 31, 2013 and no costs were incurred for the three months ended March 31, 2012.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including seeking financial partners and licensees to expand our technology into other industries, anticipated and potential revenue, expected sales of the units in the second quarter, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to finance the Company’s revenue generating equipment, the ability to find a purchaser for our Ozonix® units, the ability to locate a partner to finance the use of our technology in other markets and our ability to reach definitive agreements with one or more partners, EES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties, general reluctance of businesses to utilize new technology and continued positive results in the field.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2012. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances as of March 31, 2013 were held in insured depository accounts, none of which exceeded insurance limits.

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

In February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking $300 million in damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells.

ITEM 1A. RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”. Unless stated, all securities are shares of common stock.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Note Holder (1)	1/28/13	15,384	Conversion of accrued interest at $0.39 per share.
Warrant Holder (2)	2/11/13	80,000	Exercise of warrants at $0.25 per share.
Option Holder (1)	3/7/13	800,000	Cashless exercise of 2,000,000 options exercisable at $0.30 per share, based on market price of $0.50 per share.
Option Holder (1)	3/29/13	695,652	Cashless exercises of 2,000,000 options exercisable at $0.30 per share, based on market price of $0.46 per share.

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

ECOSPHERE TECHNOLOGIES, INC.

May 20, 2013	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

May 20, 2013	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Amendment to the Bylaws adopted October 20, 2011	10-K	3/15/12	3.7
10.1	Amended and Restated 2006 Equity Incentive Plan	10-Q	8/16/10	10.1
10.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan	S-8	3/25/11	4.2
10.3	Hydrozonix Exclusive Product Purchase and Sublicense Agreement*	10-Q/A	12/1/11	10.3
10.4	EES Side Letter Agreement – Hydrozonix*	10-Q	5/10/11	10.6
10.5	Form of Convertible Note (CIM)				Filed
10.6	Form of Warrant (CIM)				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

———————

*

Filed pursuant to a confidential treatment request for certain portions of this document.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.