Form 10-Q
period 2013-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2013-08-09
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at August 7, 2013
Common Stock, $0.01 par value per share	163,588,214 shares

SIGNATURES	34

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$221,811	$2,464,911
Restricted cash	25,000	60,168
Accounts receivable	102,250	1,150,152
Inventory	3,821,330	757,682
Prepaid expenses and other current assets	261,261	107,067
Total current assets	4,431,652	4,539,980
Investment in unconsolidated investee	19,500,596	—
Property and equipment, net	966,077	4,264,125
Debt issuance costs, net	53,193	—
Patents, net	78,720	81,691
Deposits	18,241	22,441
Total assets	$25,048,479	$8,908,237

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$869,138	$845,241
Accrued liabilities	830,611	1,122,119
Customer deposit	135,439	23,196
Convertible notes payable, net of discounts	209,770	1,203,126
Current portion of note payable	85,125	68,100
Warrant derivatives fair value	5,523	197,009
Current portion of financing obligations	126,389	96,548
Current portion of capital lease obligation	14,965	14,593
Total current liabilities	2,276,960	3,569,932
Convertible note payable, net of discounts, net of current portion	428,526	—
Note payable, net of current portion	102,149	136,199
Financing obligations, net of current portion	79,227	106,612
Restructuring reserve	—	5,909
Capital lease obligation, net of current portion	49,699	57,276
Total liabilities	2,936,561	3,875,928

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2013 and December 31, 2012; $25,000 per share redemption amount plus dividends in arrears	1,192,244	1,180,994
Series B - 484 shares authorized; 241 shares issued and outstanding at June 30, 2013 and December 31, 2012; $2,500 per share redemption amount plus dividends in arrears	2,486,907	2,456,781
Total redeemable convertible cumulative preferred stock	3,679,151	3,637,775

Commitments and contingencies (Note 15)

Equity
Ecosphere Technologies, Inc. stockholders' equity (deficit)
Common stock, $0.01 par value; 300,000,000 shares authorized; 163,535,714 and 160,060,088 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively	1,635,357	1,600,601
Common stock issuable, $0.01 par value; 52,500 and 1,138,724 issuable at June 30, 2013, and December 31, 2012, respectively	525	11,387
Additional paid-in capital	109,158,623	107,697,369
Accumulated deficit	(92,361,738)	(117,337,883)
Total Ecosphere Technologies, Inc. stockholders' equity (deficit)	18,432,767	(8,028,526)
Noncontrolling interest in consolidated subsidiary	—	9,423,060
Total equity	18,432,767	1,394,534
Total liabilities, redeemable convertible cumulative preferred stock and equity	$25,048,479	$8,908,237

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Equipment sales and licensing	$—	$5,778,614	$—	$11,426,707
Field services	796,102	2,846,490	1,547,786	5,559,192
Aftermarket part sales	180,016	—	289,951	—
Total revenues	976,118	8,625,104	1,837,737	16,985,899

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	4,562,761	—	8,670,423
Field services costs (exclusive of depreciation shown below)	274,618	713,865	721,214	1,515,582
Aftermarket part costs (exclusive of depreciation shown below)	116,930	—	226,473	—
Selling, general and administrative	2,429,232	1,914,144	4,507,685	3,775,300
Restructuring charge	(9,661)	—	(3,170)	—
Depreciation and amortization	331,240	549,570	876,251	1,101,170
Total costs and expenses	3,142,359	7,740,340	6,328,453	15,062,475

Income (loss) from operations	(2,166,241)	884,764	(4,490,716)	1,923,424

Loss on investment in unconsolidated investee	(46,004)	—	(46,004)	—

Other income (expense)
Gain on deconsolidation	29,474,609	—	29,474,609	—
Interest expense	(145,724)	(77,861)	(238,229)	(175,342)
Gain (loss) on change in fair value of derivative instruments	174,647	112,167	88,679	(85,995)
Other, net	—	864	—	4,628
Total other income (expense), net	29,503,532	35,170	29,325,059	(256,709)

Net income	27,291,287	919,934	24,788,339	1,666,715

Preferred stock dividends	(20,688)	(25,688)	(41,376)	(51,438)

Net income applicable to common stock before allocation to non controlling interest	27,270,599	894,246	24,746,963	1,615,277

Less: net (income) loss applicable to non-controlling interest in consolidated subsidiary	17,310	(388,386)	187,806	(744,631)

Net income applicable to Ecosphere Technologies, Inc. common stock	$27,287,909	$505,860	$24,934,769	$870,646

Net income per common share applicable to common stock
Basic	$0.17	$0.00	$0.15	$0.01
Diluted	$0.17	$0.00	$0.15	$0.01

Weighted average number of common shares outstanding
Basic	163,299,184	156,293,765	162,413,593	155,539,106
Diluted	163,730,359	166,681,301	164,728,122	168,960,240

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Operating Activities:
Net income applicable to Ecosphere Technologies, Inc. common stock	$24,934,769	$870,646
Adjustments to reconcile net income applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Gain on deconsolidation	(29,474,609)	—
Preferred stock dividends	41,376	51,438
Depreciation and amortization	876,251	1,101,170
Non-controlling interest in (loss) income of consolidated subsidiary	(187,806)	744,631
Amortization of debt issue costs	11,550	—
Accretion of discount on notes payable	118,679	115,178
Stock-based compensation expense	759,809	895,672
(Income) loss from change in fair value of warrant derivative liability	(88,679)	85,995
Loss on unconsolidated investee	46,004	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	587,615	(2,849,765)
(Increase) decrease in prepaid expenses and other current assets	(95,338)	46,517
Increase in inventory	(3,299,401)	(38,989)
Decrease in deposits	—	563
Increase in restricted cash	—	(378,809)
Increase in accounts payable	158,602	31,493
Decrease in accrued liabilities	(273,879)	(221,593)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	—	188,679
Decrease in restructuring reserve	(5,909)	(24,925)
Decrease in customer deposits	113,404	100,000
Net cash (used in) provided by operating activities	(5,777,562)	717,901
Investing Activities:
Net proceeds from sale of interest in subsidiary	5,850,000	—
Repayment of amounts due to unconsolidated investee	(1,385,139)	—
Cash held by deconsolidated subsidiary	(247,636)	—
Purchase of property and equipment	(545,254)	(47,845)
Transfer from (to) restricted cash	35,168	(25,000)
Net cash provided by (used in) investing activities	3,707,139	(72,845)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	706,647	—
Proceeds from warrant and option exercises	—	249,299
Proceeds from warrant modifications	133,188	107,400
Distributions from subsidiary to noncontrolling members	—	(908,551)
Repayments of notes payable and insurance financing	(947,205)	(109,862)
Repayments of capital lease obligations	(7,204)	—
Repayments of vehicle and equipment financing	(58,103)	(49,139)
Net cash used in financing activities	(172,677)	(710,853)
Net decrease in cash	(2,243,100)	(65,797)
Cash at beginning of period	2,464,911	2,043,593
Cash at end of period	$221,811	$1,977,796

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$34,046	$6,717
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$41,376	$51,438
Conversion of preferred stock to common stock	$—	$2,500
Conversion of convertible notes to common stock	$—	$723,216
Reduction of derivative liability for warrant derivative instruments from warrant exercises, expirations and modifications	$102,807	$106,224
Common stock issued as settlement of note and accrued interest	$6,000	$—
Cashless exercise of options and warrants	$14,957	$3,706
Beneficial conversion feature on convertible debt charged to additional paid in capital	$391,771	$—
Warrants issued as debt issue cost	$21,211	$—
Insurance premium finance contract recorded as a prepaid asset	$168,859	$171,929
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$111,738	$—
Extension of term of stock options in settlement of accrued interest on convertible debt	$26,532	$—

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Since 2008, Ecosphere has enabled oil and gas customers to treat, recycle and reuse over 3 billion gallons of water on more than 750 oil and natural gas wells in major shale plays around the United States.

Ecosphere was chosen by Bloomberg as a 2013 New Energy Pioneer and selected by IHS CERAWeek as a 2013 Energy Innovation Pioneer. Ecosphere is also a recipient of the 2013 American Technology Award - "Clean Tech/Green Tech" category and the 2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment. In addition, Ecosphere has been chosen for the Artemis "Top 50 Water Tech" listing for the last three consecutive years.

On May 24, 2013, ETI sold 12% of Ecosphere Energy Services, LLC (“EES”) to Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and an existing EES member, for $6 million under a Unit Purchase Agreement (the “Agreement”). In consideration for facilitating the transaction, ETI transferred an additional 1.5% interest of EES to an existing EES member. As a result, on June 30, 2013 ETI and FNF owned 39% and 31% of EES, respectively. Additionally, for a 90-day period, FNF had the option to purchase an additional 8% of EES from ETI for $4 million. The option was exercised in July 2013.  (See Note 17)

ETI and EES also entered into a Master Manufacturing Agreement which provides for ETI to be the exclusive manufacturer of all equipment and products for EES that use ETI’s water treatment technologies for energy applications as required by EES for a two-year period. ETI and the other EES members also entered into a Second Amended and Restated Limited liability Company Agreement.

Effective May 24, 2013, ETI recognized a gain on deconsolidation of approximately $29.5 million and will account for its investment in EES using the equity method of accounting.  (See Notes 3 and 4)

Basis of Presentation

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

During the three months ended June 30, 2013, the Company issued a 5% stock dividend (the “dividend”) to its common stockholders.  All common stockholders that owned the Company’s common stock as of the close of trading on June 14, 2013, were entitled to receive the dividend.  Each qualifying stockholder received 5 shares for each 100 shares owned. Share and per share information for all periods presented have been retroactively adjusted to reflect the 5% stock dividend.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Liquidity

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

Management believes that there is no longer substantial doubt about the Company’s ability to continue as a going concern for the next twelve months as the following actions will allow the Company to continue operations beyond 2013 and into the foreseeable future:

•

In July 2013, the Company sold an additional 8% interest in EES for cash consideration of $4 million and granted the purchaser an option to acquire an additional 12% interest in EES for $6 million by the end of 2013.  (See Note 17)

•

In July 2013, the Company sold one of two completed and tested Ozonix® EF80 units in inventory to EES for a deposit of $500,000, monthly installments of approximately $52,000 through July 2016, and upon the sale of the EF80 to a third party by EES, a portion of the profit from such sale and acceleration of the monthly installments.

•

The Company still has one completed and tested Ozonix® EF80 unit in inventory which can be used across a wide variety of water treatment industries and applications including, but not limited to Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities. If the Company chooses to sell this unit, the sale of this unit will provide additional liquidity.

•

The Company continues to implement its plan of selling the rights to its technology into various markets and expects to realize similar value as realized from the sale of EES. The Company owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including, but not limited to Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption, industrial consumption, industrial disposal or for re-use.

•

Management could issue additional debt or equity securities, and is exploring the sale of a portion of its remaining interest in EES.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its wholly-owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”). On May 24, 2013, the Company sold a 12% interest in EES and transferred an additional 1.5% interest to a board member of EES, reducing the Company’s ownership in EES from 52.6% to 39.1%.  (See Notes 3 and 4)  Since May 24, 2013, the Company accounts for its investment in EES under the equity method.  All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

Prior to May 24, 2013, the Company accounted for its less than 100% interest in EES in accordance with ASC Topic 810, Consolidation, and accordingly the Company presented noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, warranty reserve, valuation of derivatives, valuation of remaining interest in EES upon deconsolidation and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of June 30, 2013, represents a $25,000 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and natural gas industry. No allowance was deemed necessary at June 30, 2013 and December 31, 2012.

Inventory

Inventory is primarily comprised of raw materials and finished goods consisting of two Ozonix® EF80 units completed for future sale. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 5.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at June 30, 2013 and December 31, 2012 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Investment in Available-For-Sale Marketable Securities

The Company invests in various equity instruments and accounts for such investments in accordance with ASC 320 Investments—Debt and Equity Securities. Trading securities that the Company may hold are treated in accordance with ASC 320 with any unrealized gains and losses included in earnings. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method. The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC 323 Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

Certain securities that the Company may invest in may be determined to be non-marketable. Non-marketable securities where the Company owns less than 20% of the investee are accounted for at cost pursuant to ASC 325 Investments—Other.

Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date.

The Company periodically reviews its investments in marketable and non-marketable securities and impairs any securities whose value is considered non-recoverable. The Company's determination of whether a security is other than temporarily impaired incorporates both quantitative and qualitative information. Generally Accepted Accounting Principles requires the exercise of judgment in making this assessment for qualitative information, rather than the application of fixed mathematical criteria. The Company considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, the reason for the decline in fair value, changes in fair value subsequent to the balance sheet date, and other factors specific to the individual investment. The Company's assessment involves a high degree of judgment and accordingly, actual results may differ materially from the Company's estimates and judgments.

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

JUNE 30, 2013

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

Field Services (see Note 4)

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

JUNE 30, 2013

(UNAUDITED)

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At June 30, 2013 and December 31, 2012, the Company has no product warranty accrual given its lack of long-term historical warranty experience.  For the six months ended June 30, 2013, the Company incurred no warranty expenses. The warranty period on the last unit sold ends in December 2014.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2013, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

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

Basic and diluted net income per share for the three and six months ended June 30, 2013, were calculated as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$27,787,909	$27,787,909	$24,934,769	$24,934,769
Interest on convertible debt	—	—	—	23,055
	$27,787,909	$27,787,909	$24,934,769	$24,957,824
Denominator
Weighted average common shares outstanding	163,299,184	163,299,184	162,413,593	162,413,593
Restricted stock	—	—	—	—
Preferred stock	—	—	—	—
Convertible debt	—	—	—	204,288
Warrants and options	—	431,175	—	2,110,241
	163,299,184	163,730,359	162,413,593	164,728,122
Net income per share	$0.17	$0.17	$0.15	$0.15

Basic and diluted net income per share for the three and six months ended June 30, 2012, were calculated as follows:

	For the Three Months Ended June 30, 2012		For the Six Months Ended June 30, 2012
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$505,860	$505,860	$870,646	$870,646
Preferred stock dividends	—	25,688	—	51,438
	$505,860	$531,548	$870,646	$922,084
Denominator
Weighted average common shares outstanding	156,293,765	156,293,765	155,539,106	155,539,106
Restricted stock	—	299,805	—	299,805
Preferred stock	—	432,819	—	433,167
Warrants and options	—	9,654,912	—	12,688,162
	156,293,765	166,681,301	155,539,106	168,960,240
Net income per share	$0.00	$0.00	$0.01	$0.01

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Six Months Ended
	June 30,
	2013	2012
Convertible debt	608,631	1,837,500
Convertible preferred stock	362,497	432,637
Options and warrants to purchase common stock	56,810,147	72,071,306
Unvested stock grants	84,000	61,047
Total Anti-Dilutive Potential Common Stock	57,865,275	74,402,490

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

3.

GAIN ON SALE OF INTEREST IN SUBSIDIARY

As a result of the Company selling a 12% interest in EES, the Company recognized a gain on deconsolidation on the sale of EES of $29,474,609 during the three months ended June 30, 2013, consisting of the following:

Net cash consideration	$5,850,000
Retained investment	19,546,600
Carrying value of non-controlling interest	9,235,254
Net assets of EES	(5,157,245)
Gain on deconsolidation	$29,474,609

4.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in EES on May 24, 2013, the Company deconsolidated EES and accounts for its investment using the equity method of accounting.  Condensed unaudited summary information for EES as of June 30, 2013, and for the period from May 24, 2013 through June 30, 2013 is as follows:

June 30, 2013
ASSETS	(Unaudited)
Cash	$1,667,738
Accounts receivable	562,708
Property and equipment	3,528,429
Inventory	236,406
Prepaid Expenses	163,879

Intangible Assets	1,944,445
Deposits	4,200

Total Assets	$8,107,805

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$266,855
Debt	25,460
Members' equity	7,815,490

Total liabilities and members' equity	$8,107,805

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

May 24, 2013 through June 30, 2013
STATEMENT OF OPERATIONS	(Unaudited)
Revenues	$569,697
Cost of sales	193,008
Gross profit	376,689
Operating expenses	494,143
Operating loss	(117,454)
Other income (expense)	(223)
Net loss	117,677
Ownership interest	39%
Share of net loss	$(46,004)
Investment	$19,500,596

5.

INVENTORY

Inventory consists of the following at June 30, 2013, and December 31, 2012:

	2013	2012
Raw materials	$250,932	$609,557
Work in process	41,261	148,125
Finished goods	3,529,137	—
	$3,821,330	$757,682

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2013, and December 31, 2012:

	Estimated Useful
	Lives in Years	2013	2012
Machinery and equipment	5	$944,672	$10,698,094
Furniture and fixtures	5 to 7	303,026	342,918
Automobiles and trucks	3 to 5	81,336	241,834
Leasehold improvements	5	415,281	415,281
Office equipment	5	580,942	582,156
Construction in progress		500,333	183,693
		2,825,590	12,463,976
Less total accumulated depreciation		(1,859,513)	(8,199,851)
Property and equipment, net		$966,077	$4,264,125

During the three months ended June 30, 2013, additions to property and equipment included the construction in progress of a piece of equipment for the treatment of wastewater outside of oil and gas exploration that has continued to be manufactured and assembled which is reflected in the caption "Construction in Progress." Depreciation expense amounted to approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2013, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

7.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at June 30, 2013, and December 31, 2012:

Convertible Notes Payable

	June 30, 2013	December 31, 2012

Convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and are convertible into common stock at a conversion rate of $0.381 (adjusted for stock dividend) per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 (adjusted for stock dividend) per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. As of June 30, 2013, the unamortized amount of the discount was $321,474 and accrued interest was $22,880.

	$428,526	$—

Convertible notes in the aggregate principal amount of $1,195,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.381 (adjusted for stock dividend) and issued warrants to purchase 368,467 shares of common stock for $0.381 (adjusted for stock dividend) per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which is being amortized through the extended maturity of the notes. As of June 30, 2013, and December 31, 2012, the unamortized amount of the discounts was $85,230 and $21,874, respectively. Accrued interest at June 30, 2013 and December 31, 2012 was $73,158 and $228,189, respectively.

	209,770	1,203,126

Total	638,296	1,203,126
Less Current Portion, net of discounts	(209,770)	(1,203,126)
Convertible notes payable, long term, net of discounts	$428,526	$—

A summary of convertible notes payable and the related discounts as of June 30, 2013, and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
Principal amount of convertible notes payable	$1,045,000	$1,225,000
Unamortized discount	(406,704)	(21,874)
Convertible notes payable, net of discount	638,296	1,203,126
Less: current portion	(209,770)	(1,203,126)
Convertible notes payable, net of discount, less current portion	$428,526	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $187,274 and $204,299 was outstanding at June 30, 2013, and December 31, 2012, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

Financing Obligations

	June 30, 2013	December 31, 2012
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$113,486	$132,430

Secured non-interest bearing, equipment notes payable in monthly installments of $8,000 over 6 months, matured in February 2013.	8,000	16,000

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at an annual rate of 9.0%. The vehicle notes payable were repaid during the six months ended June 30, 2013.	—	18,368

Financing for insurance premiums payable in nine monthly installments of $19,120 accruing interest at 4.56%. The final payment is due in October 2013.	75,172	—

Secured non-interest bearing, software notes payable in monthly installments totaling $4,215 over 12 months with a $1 purchase option at the end of the lease agreement in August 2013.	8,958	36,362
Total	205,616	203,160
Less Current Portion	(126,389)	(96,548)
Financing obligations, long-term portion	$79,227	$106,612

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of June 30, 2013, by fiscal year, are as follows:

For the year ended June 30,	Payment
2014	$17,888
2015	17,888
2016	17,888
2017	17,887
Total	71,551
Less implied interest	(6,887)
Capital lease obligation	64,664
Less current potion	(14,965)
Long-term portion	$49,699

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of June 30, 2013:

For the year ended June 30,	Amount
2014	$521,479
2015	870,483
2016	89,797
2017	20,795
Total debt- face value	1,502,554
Less: unamortized discount	(406,704)
Net debt	$1,095,850

8.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 25,000 warrants with repricing options outstanding at June 30, 2013. The majority of these derivative instruments expired or were exercised during the second quarter of 2013.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model and Monte Carlo simulations. The closing price of the Company’s common stock at June 30, 2013 was $0.345, compared to $0.35 at December 31, 2012. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2013, are indicated in the table that follows (BSM inputs only). The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

June 30, 2013
Volatility	81.59%
Expected Term	0.78
Risk Free Interest Rate	0.12%
Expected dividend yield	none

During the six months ended June 30, 2013, 946,251 warrants underlying a derivative liability were exercised or expired and the fair value of the derivative liability on the date of exercise, totaling $102,807 was reclassed to additional paid in capital. During the six month period ended June 30, 2013, based upon the estimated fair value, the Company decreased its liability for the remaining warrant derivative instruments by $88,679 which was recorded as "Gain from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

9.

FAIR VALUE MEASUREMENTS

Recurring Basis

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 8. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	June 30,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$5,523	$—	$—	$5,523

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following is a roll forward for the six months ended June 30, 2013 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2012	$197,009
Fair value of warrants exercised or expired	(102,807)
Change in fair value included in statement of operations	(88,679)
Balance at June 30, 2013	$5,523

Non-Recurring Basis

As a result of the deconsolidation of EES in May 2013, the Company recorded the fair value of its retained interest in EES at its fair value, totaling approximately $19.5 million.  The fair value of the retained interest in EES was implied by the $6 million cash consideration received for a 12% interest.  The Company determined that the rights attributable to the retained interest are sufficiently similar to the sold interest to imply a fair value of the retained interest without the need for discounts or premiums related to control or marketability.  Therefore, it was implied that the fair value of EES, on a non-controlling, non-marketable basis, was $50,000,000 ($6,000,000 divided by 12%).  At June 30, 2013, the Company’s retained interest equaled 39.0932%, a fair value of $19,546,600. See Note 17.

10.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2013, and December 31, 2012, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 25,200 common shares. Accrued dividends totaled $1,042,244 and $1,030,994 on June 30, 2013, and December 31, 2012, respectively. There was no Series A Preferred Shares activity during the six months ended June 30, 2013. Annual dividends accrue at a rate of $3,750 per share.

Series B

At June 30, 2013, and December 31, 2012, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 876 common shares. Accrued dividends totaled $1,884,387 and $1,854,281 on June 30, 2013, and December 31, 2012, respectively. There was no Series B Preferred Shares activity during the six months ended June 30, 2013.  Annual dividends accrue at a rate of $250 per share.

11.

COMMON STOCK

Shares issued and issuable during the six months ended June 30, 2013 are summarized below.

Shares outstanding and issuable at December 31, 2012 (a)	161,198,812
Exercise of warrants (b)	802,814
Cashless exercise of options (c)	1,570,435
Shares issued for payment of accrued interest (d)	16,153
Total common shares outstanding at June 30, 2013	163,588,214

———————

(a)

in June 2013, the Company issued a 5% stock dividend to its common stockholders that were record holders as of the close of trading on June 14, 2013.

(b)

issued upon exercise of warrants at exercise prices between $0.14 and $0.24 per share resulting in proceeds to the Company of $133,188.

(c)

issued upon cashless exercises of 4,200,000 options at an exercise price of $0.29 per share based upon market prices of the Company’s common stock ranging from $0.46 to $0.50 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

(d)

in January 2013, the Company issued shares of common stock with a value of $6,000 based on the quoted trading price of $0.39 per share as payment for accrued interest in the same amount.

12.

RESTRICTED STOCK

During the six months ended June 30, 2013, the Company recognized $20,000 of expense related to 84,000 shares of restricted stock that vests on July 1, 2013. No restricted stock was issued, vested or forfeited during the six months ended June 30, 2013.

There is no unrecognized share-based compensation expense from unvested restricted stock as of June 30, 2013.

13.

STOCK OPTIONS AND WARRANTS

Option Grants to Directors Under a Consulting Agreement

In January 2013, the Company granted five-year options to purchase 1,050,000 shares of common stock with an exercise price of $0.38 per share to a director who is also serving as a consultant for a one year period. The fair value of these options amounted to $135,890, calculated using the BSM method and will be expensed over the vesting period. As of June 30, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30, Initial Measurement (“ASC 505-50-30). The subsequent re-measurement produced a value of $219,589 which is being amortized over the service period.

In January 2013, the Company granted five-year options to purchase 3,150,000 shares of common stock with an exercise price of $0.35 per share to a director of the Company who is also serving as a consultant for a three year period. The fair value of these options amounted to $482,391, calculated using the BSM method and will be expensed over the requisite service period. As of June 30, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30. The subsequent re-measurement produced a value of $673,924 which is being amortized over the service period.

Option Grant to CEO

Effective April 26, 2013, the Company granted five-year options to purchase 6,300,000 shares of common stock with an exercise price of $0.34 per share to its Chief Executive Officer and Chief Technology Officer. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015.

Option Grant to Director of Business Development

In January 2013, the Company granted five-year options to purchase 157,500 shares of common stock with an exercise price of $0.46 per share to its Director of Business Development. The fair value of these options amounted to $24,841, calculated using the BSM method and will be expensed over the vesting period.

Issuance of Warrants with Convertible Debt

In February 2013, the Company issued 984,375 five-year warrants exercisable at $0.38 per share in connection with a $750,000 convertible note. The fair value of the warrants amounted to $265,133, calculated using the BSM method. (See Note 7)

Issuance of Warrants as Finder Fee

In February 2013, the Company issued 78,750 five-year warrants exercisable at $0.38 per share to a third party in conjunction with a financing. The fair value of the warrants amounted to $21,211, calculated using the BSM method. The warrant value and $43,533 in cash paid to a third party are recorded as a deferred asset and being amortized over the term of the note.

Issuance of Warrants for Extension of Maturity Dates on Convertible Debt

During the three months ended June 30, 2013, holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014.  As partial consideration of the extensions the Company issued warrants to purchase 368,467 shares of common stock for $0.381 (adjusted for stock dividend) per share over five years.  (See Note 7)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Option and Warrant Exercises

Cash Exercises

In January 2013, the Company issued 84,000 shares of common stock in exchange for cash of $20,000 upon the exercise of warrants with an exercise price of $0.24 per share.

In May 2013, the Company issued 718,814 shares of common stock in exchange for cash of $113,188 upon the exercise of warrants with exercise prices between $0.14 and $0.19 per share.

Cashless Exercises

In March 2013, the Company issued 1,570,435 shares of common stock upon the cashless exercise of 4,200,000 options with an exercise price of $0.29 per share based upon market price of the Company’s common stock ranging from $0.46 to $0.50 per share.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended June 30, 2013:

Risk-free interest rate	0.38% to 0.86%
Expected option life in years	3.0 to 5.0
Expected stock price volatility	45.99% to 92.82%
Expected dividend yield	None

Stock-based compensation expense related to options for the six months ended June 30, 2013 was $704,316. At June 30, 2013, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $1,049,522. This unrecognized compensation cost is expected to be recognized over the next 24 months.

Extension of Options in Settlement of Accrued Interest on Convertible Debt

In conjunction with the repayment of convertible debt with a face value of $100,000, the Company agreed to extend the term of options that expired in June 2013 to June 2014, in settlement of accrued interest on the convertible note totaling $26,532.  The fair value of the extended options was determined using the BSM method and the following assumptions: volatility of 79.43%, an expected term of approximately one year, a risk-free discount rate of 0.15% and no dividends, totaling $134,192. The excess of the fair value of the extended options over the accrued interest was recorded as additional interest expense of $107,522 which will be expensed over a one year period.

14.

RELATED PARTY TRANSACTIONS

Related Party Option Grants

In January 2013, the Company granted five-year options to purchase 5,250,000 shares of common stock with an exercise price of $0.38 per share to its former Chief Executive Officer. These options were forfeited when he resigned on March 12, 2013.

Effective April 26, 2013, the Company granted five-year options to purchase 6,300,000 shares of common stock with an exercise price of $0.34 per share to its Chief Executive Officer and Chief Technology Officer. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015.

In January 2013, the Company granted five-year options to purchase 4,200,000 shares of common stock with exercise prices between $0.38 and $0.35 per share to two directors who also serve as consultants.  (See Note 13)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

15.

COMMITMENTS AND CONTINGENCIES

In February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking $300 million in damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells. As of June 30, 2013, the Company has incurred $127,090 in arbitration fees.

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

The Company had a long term relationship with Kamimura International Associates ("KIA"), a Washington D.C. based organization, whereby the principals at KIA agreed to assist the Company in developing the coating removal market in the Far East. The relationship resulted in the establishment of UltraStrip Japan, Ltd., a company whose purpose was to market and deliver ship stripping services in Japan. The agreement with KIA was never formalized. In February 2007, KIA filed a lawsuit against the Company. In March 2007, the Company filed a Motion to Dismiss, Motion to Strike, and Motion for More Definite Statement. The Company intends to vigorously defend itself in this litigation; the Company believes that the plaintiff will not prevail. In 2008, the Company filed a counter claim to which KIA responded by filing a motion to dismiss. The motion to dismiss was rejected by the court. The Company expensed and accrued an amount it reasonably estimated would be required to resolve any outstanding issues between the Company and KIA. In December 2012, the Company reached a settlement with KIA amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of June 30, 2013 the Company had an accrued balance of $112,500 which is comprised of the $150,000 obligation less $37,500 in payments.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of June 30, 2013 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

16.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2013, 100% of the Company’s accounts receivable of approximately $0.1 million was due from one customer. In addition, two customers accounted for 47% and 40% of revenues, respectively, both of which are customers of EES. Subsequent to the deconsolidation of EES, the Company will no longer recognize revenues from these two customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2013. As of June 30, 2013, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

17.

SUBSEQUENT EVENTS

Director and Advisor Grants

In July 2013, in accordance with the 2006 Equity Incentive Plan (the “Plan”), the Company’s non-employee directors received an automatic grant of options and restricted stock for board service for the upcoming year.  In connection with the automatic grants, non-employee directors were granted a total of 753,624 five-year stock options at an exercise price of $0.345 per share and 115,942 shares of restricted common stock.  The options and restricted stock vest on June 30, 2014, subject to the continued service of each applicable person as a director.

Sale of Additional Interest in EES

In July 2013, the Company sold an additional 8% interest in EES for cash consideration of $4 million and granted the purchaser an option to acquire an additional 12% interest in EES for $6 million by the end of 2013.

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

2. Invent technologies and file new patents

3. Partner with industry leaders

4. Commercialize and prove technologies with ongoing services paid for by customers and industry leaders

5. License and/or sell the patented, commercialized technologies to well capitalized partners

6. Create shareholder value

Ecosphere focused its early efforts to successfully develop and commercialize the Ozonix® technology for its majority-owned subsidiary, Ecosphere Energy Services, LLC, ("EES"), and will now be able to broaden the Company’s ability to introduce and duplicate its efforts in the many other water intensive industries and applications that can benefit from this technology including but not limited to Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities.

On May 24, 2013, Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and existing EES partner, acquired an additional 12% ownership of EES from ETI for $6 million.  This transaction demonstrates the Company's ability to grant a wholly or minority owned subsidiary a global field-of-use license to its patented Ozonix® technology in order to unlock and monetize the value of its intellectual property portfolio. The Ozonix® technology can be used across a wide variety of water treatment industries and applications including but not limited to Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities. The Company will continue to monetize its intellectual property assets through the creation of industry-focused subsidiaries and related licensing activities.

Other Uses of the Ozonix® Technology

ETI presently owns 100% of all the transferable fields of use that are non-energy related including the rights to manufacture its patented systems. Examples include municipal water treatment both in waste and drinking water, industrial applications such as beverage manufacturing and beverage manufacturing waste, and all industrial processes for both inbound water purification and all outbound wastewater purification. A complete list of the applications for this patented technology is shown below. While the value of these important licensing markets do not show on ETI’s financial statements due to GAAP accounting, ETI believes it is important that investors and potential customers understand that at this time ETI owns 100% of the present and future value of these markets and applications which use traditional chemicals to treat water.

In the future, ETI may execute a similar strategy as it did with FNF to inject seed capital to grow any or all of each vertical market in the U.S. or any country and or city of the world that the patented Ozonix® technology can be used to treat water in.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ETI’s Founder has assigned to ETI the unconditional rights to use the Ozonix® technology globally for the patents the company has received as well as the pending patents in the U.S. and globally for the Ozonix® process. ETI is focusing its efforts on capitalizing one or more verticals at this time, while at the same time assisting EES in expanding its business and licensing opportunities. The vertical markets include but are not limited to the following industries below:

INDUSTRIES	APPLICATIONS
Agriculture
Grain Growing/Processing
Landscape Irrigation & Runoff
Sludge Processing
Environmental
Surface Water Treatment
Soil and Groundwater Remediation
Storm and Drainage Water Treatment
Food and Beverage
Aquaculture and fish farming
Breweries
Drinking water
Vineyards
Dairy (butter, cheese)
Livestock Farms & Feedlots (Meat, Poultry, Beef, Hog)
Fruit and vegetable
Sugar
Industrial
Automotive
Pharmaceutical
Biotechnology
Pulp and Paper
Leisure and Water Parks
Textiles
Manufacturing
Microelectronics
Material Waste Management
Mining, Metals and Minerals
Acid Mine Drainage
Metals and Minerals
Mining Process Water Treatment
Tailing Ponds
Leachate and Recovery
Marine
Aquariums
Ballast Wastewater
Marine Process Water
On-Board Grey Water
Public/Private Utilities
Municipal
Sewage

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

•

In February 2013, Ecosphere entered into a definitive securities purchase agreement with CIM Investment Management Ltd., a London-based institutional investment firm, to issue $3.4 million of convertible notes and warrants. Ecosphere received the initial tranche of $750,000.  The lender will not agree to further advances.

•

In April 2013, Ecosphere announced that its majority-owned subsidiary, EES, has regained the exclusive U.S. license to Ecosphere's patented Ozonix® technology for the treatment and recycling of water used during oil and gas exploration and production.  This occurred when Hydrozonix, LLC forfeited its exclusive rights by failing to pay for Ozonix® EF80 units 13 and 14 by April 15, 2013.

•

In April 2013, Ecosphere announced that Bloomberg New Energy Finance, the definitive source of insight, data and news on the transformation of the energy sector, selected Ecosphere Technologies, Inc., as a 2013 New Energy Pioneer. The winners were recognized on stage at the sixth annual Bloomberg New Energy Finance Summit in New York City.

•

In May 2013, FNF, acquired an additional 12% ownership of Ecosphere Energy Services, LLC, from Ecosphere Technologies Inc. for $6 million, bringing its total ownership in EES to 31%.  As a result, Ecosphere Technologies, Inc. recognized a $29 million gain.

•

In June 2013, Ecosphere announced that its Board of Directors approved a five percent (5%) common stock dividend to all common shareholders of record as of June 14, 2013.

•

In June 2013, Ecosphere announced its newest product for the oil and gas hydraulic fracturing market, the Ozonix® EF10M. The EF10M comes as an addition to Ecosphere's highly successful line of Ecos-Frac® mobile water treatment products that have been used to treat and recycle over 3 billion gallons of water on more than 750 oil and natural gas wells around the United States.

•

In June 2013, Ecosphere was named the winner in Clean Tech/Green Tech category for the 2013 TechAmerica Foundation American Technology Awards (ATAs).  The ATAs cross the technology industry recognizing products and services like Ecosphere’s patented Ozonix® technology for the treatment and recycling of water used during oil and gas exploration and production.

•

In July 2013, Ecosphere announced that FNF, exercised its option to purchase an additional 8% ownership of EES, from Ecosphere for $4 million, bringing its total ownership in EES to 39%. After the transaction, Ecosphere owns approximately 31% of the energy services division. FNF requested and received an additional option to buy another 12% of EES for $6 million before the end of 2013.

•

In July 2013, Ecosphere announced that EES purchased and took delivery of one Ozonix® EF80 unit for use in the U.S. oil and gas hydraulic fracturing market.

CRITICAL ACCOUNTING ESTIMATES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its wholly-owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”). On May 24, 2013, the Company sold a 12% interest in EES and transferred an additional 1.5% interest to a board member of EES, reducing the Company’s ownership in EES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in EES under the equity method.  All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

Prior to May 24, 2013, the Company accounted for its less than 100% interest in EES in accordance with ASC Topic 810, Consolidation, and accordingly the Company presents noncontrolling interests as a component of equity on its unaudited condensed consolidated balance sheets and reports noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, warranty reserve, valuation of derivatives, valuation of remaining interest in EES upon deconsolidation and the valuation allowance on deferred tax assets.

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

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions, which are contained in Note 13 to our unaudited condensed consolidated financial statements contained in this report. The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

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

Results of Operations

Comparison of the Three Months ended June 30, 2013 with the Three Months Ended June 30, 2012

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2013	2012	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$—	$5,778,614	$(5,778,614)
Field services	796,102	2,846,490	(2,050,388)
Aftermarket part sales	180,016	—	180,016
Total revenues	976,118	8,625,104	(7,648,986)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation show below)	—	4,562,761	(4,562,761)
Field services (exclusive of depreciation show below)	274,618	713,865	(439,247)
Aftermarket part costs (exclusive of depreciation show below)	116,930	—	116,930
Salaries and employee benefits	1,470,524	1,313,105	157,419
Administrative and selling	360,980	460,005	(99,025)
Professional fees	588,006	128,563	459,443
Depreciation and amortization	331,240	549,570	(218,330)
Research and development	9,722	12,471	(2,749)
Restructuring charge	(9,661)	—	(9661)
Total costs and expenses	3,142,359	7,740,340	(4,597,981)
Income (loss) from operations	(2,166,241)	884,764	(3,051,005)
Loss on investment in unconsolidated investee	(46,004)	—	(46,004)
Other income (expense)
Gain on deconsolidation	29,474,609	—	29,474,609
Interest expense	(145,724)	(77,861)	(67,863)
Other income (expense)	—	864	(864)
Change in fair value of derivative instruments	174,647	112,167	62,480
Total other income, net	29,503,532	35,170	29,468,362
Net income	27,291,287	919,934	26,371,353
Preferred stock dividends	(20,688)	(25,688)	5,000
Net income applicable to common stock	27,270,599	894,246	26,376,353
Net loss (income) applicable to noncontrolling interest of consolidated subsidiary	17,310	(388,386)	405,696
Net income applicable to Ecosphere Technologies, Inc. common stock	$27,287,909	$505,860	$26,782,049

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company reported net income applicable to Ecosphere Technologies, Inc. common stock of $27.3 million during the three months ended June 30, 2013 (the "2013 Quarter") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $0.5 million for the three months ended June 30, 2012 (the "2012 Quarter"). The drivers of the $26.8 million quarter-over-quarter change are discussed below.

Revenues

Revenues for the 2013 Quarter decreased $7.6 million from the 2012 Quarter. The decrease in revenue was driven primarily by failure of Hydrozonix, our U.S. licensee in the oil and gas sector, to maintain its obligations under the license agreement.  Although Hydrozonix indicated they were going to continue purchasing per the agreement and were seeking financing, they failed to pay for Units 13 and 14 that were manufactured by the Company in the first quarter of 2013.   The Company agreed to allow until April 15th to obtain financing, pay for Units 13 and 14 and order Units 15 and 16 and Hydrozonix agreed not to contest their loss of exclusivity if they were unsuccessful.  As a result of their failure to obtain financing Hydrozonix lost their exclusivity and EES now has regained the right to sell and service into the U.S. onshore oil and gas market with the Ozonix® units and is now able to expand its sales and marketing abilities to take advantage of the new opportunities. Additionally, EES treated lower volumes of water used to hydraulically fracture natural gas wells and the processing of raw, flowback and produced waters from their largest customer in the Company's services business. Going forward, the Company will no longer report field services revenue or expenses on its Statements of Operations since it no longer consolidates EES operations.  The field service revenues and expenses reported are through May 24, 2013.

In addition, in the 2013 Quarter, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix. Such activities resulted in $0.2 million in revenues in the 2013 Quarter. There were no aftermarket part sales in the 2012 Quarter.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

As noted above there were no equipment sales and licensing costs for the 2013 Quarter as compared to $4.6 million for the 2012 Quarter.

Field Services Costs (exclusive of depreciation)

The cost of providing field services for the 2013 Quarter was $0.3 million compared to $0.7 million in the 2012 Quarter. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due to decreased field services revenues discussed above.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.1 million for the 2013 Quarter. After the 2012 Quarter, the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.2 million was primarily the result of an increase in non-cash stock-based compensation expense in the 2013 Quarter compared to the 2012 Quarter.  Additionally, unabsorbed manufacturing labor increased due to lack of manufacturing equipment during the 2013 Quarter.

Professional Fees

The $0.5 million increase in professional fees for the 2013 Quarter was driven by the increase in consulting fees relating to two consulting agreements entered into in January 2013. In addition, legal fees increased due to corporate legal matters including ongoing financing efforts.

(Loss) Income from Operations

Loss from operations for the 2013 Quarter was $2.2 million compared to income from operations of $0.9 million for the 2012 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in EES and transferred an additional 1.5% interest to a board member of EES, reducing the Company’s ownership in EES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in EES under the equity method.  During the 2013 Quarter, the loss on investment in unconsolidated investee was de minimis.

Gain on Deconsolidation

The sale of our controlling interest in EES resulted in the recognition of a $29.5 million gain for the 2013 Quarter. Effective May 24, 2013, the Company began to account for its investment in EES using the equity method of accounting.  See “Loss on investment in unconsolidated investee” above for details. Ecosphere does not expect to report any gain on deconsolidation going forward.

Net loss (Income) Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss (income) applicable to the noncontrolling interest in our EES consolidated majority-owned subsidiary decreased by $0.4 million due to the decreased performance in the services business, and the lack of equipment sales and licensing revenue.

Comparison of the Six Months ended June 30, 2013 with the Six Months Ended June 30, 2012

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2013	2012	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$—	$11,426,707	$(11,426,707)
Field services	1,547,786	5,559,192	(4,011,406)
Aftermarket part sales	289,951	—	289,951
Total revenues	1,837,737	16,985,899	(15,148,162)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation show below)	—	8,670,423	(8,670,423)
Field services (exclusive of depreciation show below)	721,214	1,515,582	(794,368)
Aftermarket part costs (exclusive of depreciation show below)	226,473	—	226,473
Salaries and employee benefits	2,603,342	2,568,251	35,091
Administrative and selling	731,616	817,223	(85,607)
Professional fees	1,154,521	377,355	777,166
Depreciation and amortization	876,251	1,101,170	(224,919)
Research and development	18,206	12,471	5,735
Restructuring charge	(3,170)	—	(3,170)
Total costs and expenses	6,328,453	15,062,475	(8,734,022)
Income (loss) from operations	(4,490,716)	1,923,424	(6,414,140)
Loss on investment in unconsolidated investee	(46,004)	—	(46,004)
Other income (expense)
Gain on deconsolidation	29,474,609	—	29,474,609
Interest expense	(238,229)	(175,342)	(62,887)
Other income (expense)	—	4,628	(4,628)
Change in fair value of derivative instruments	88,679	(85,995)	174,674
Total other income (expense), net	29,325,059	(256,709)	29,581,768
Net income	24,788,339	1,666,715	23,121,686
Preferred stock dividends	(41,376)	(51,438)	10,062
Net income applicable to common stock	24,746,963	1,615,277	23,131,686
Net loss (income) applicable to noncontrolling interest of consolidated subsidiary	187,806	(744,631)	932,437
Net income applicable to Ecosphere Technologies, Inc. common stock	$24,934,769	$870,646	$24,064,123

The Company reported net income applicable to Ecosphere common stock of $24.9 million during the six months ended June 30, 2013 (the “2013 Period”) as compared to a net income applicable to Ecosphere common stock of $0.9 million for the six months ended June 30, 2012 (the “2012 Period”).  The drivers of the $24.1 million change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

Revenues for the six months ended June 30, 2013 decreased $15.1 million from the six months ended June 30, 2012. The decrease in revenue was driven primarily by the absence of revenues from equipment sales due to Hydrozonix’s failure to pay for Units 13-14 on April 15, 2013, causing Hyrdozonix to lose its exclusivity to the U.S. onshore oil and gas industry. As a result, EES regained the exclusive U.S. onshore oil and gas license for Ozonix®. Additionally, EES treated lower volumes of water used to hydraulically fracture natural gas wells and the processing of raw, flowback and produced waters in the Company's services business. We were not permitted to market finished goods inventory, costing approximately $3.5 million to manufacture, until April 15, 2013. In July 2013, EES purchased Ozonix® EF80 Unit 13 for $2.4 million with a down payment of $0.5 million and the remaining balance to be paid over a 36 month period. Management expects that the sale of the remaining Ozonix® EF80 Unit 14 to occur prior to the year ended December 31, 2013.

In addition during the 2013 Period, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix, such activities resulted in $0.3 million in revenues. There were no aftermarket part sales during the 2012 Period.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

There were no equipment sales and licensing costs during the 2013 Period as compared to $8.7 million during the 2012 Period. The lack of equipment sales and licensing costs during the 2013 Period were due to Hydrozonix’s failure to pay for Units 13-14.

Field Services Costs (exclusive of depreciation)

The cost of providing field services during the 2013 Period was $0.7 million compared to $1.5 million during the 2012 Period. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due to the decreased field services revenue discussed above.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.2 million for the 2013 Period. In 2013, the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The increase in salaries and employee benefits was de minimis.

Professional Fees

The $0.8 million increase in professional fees during the 2013 Period was driven by the increase in consulting fees relating to two consulting agreements entered into in January 2013. In addition, legal fees increased due to corporate legal matters including ongoing financial efforts.

(Loss) Income from Operations

Loss from operations during the 2013 Period was $4.5 million compared to income of $1.9 million for 2012 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in EES and transferred an additional 1.5% interest to a board member of EES, reducing the Company’s ownership in EES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in EES under the equity method.  During the 2013 Quarter, the loss on investment in unconsolidated investee was de minimis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Gain on Deconsolidation

The sale of our controlling interest in EES resulted in the recognition of a $29.5 million gain for the 2012 Quarter. Effective May 24, 2013, the Company began to account for its investment in EES using the equity method of accounting.  See “Loss on investment in unconsolidated investee” above for details.

Net loss (Income) Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss (income) applicable to the noncontrolling interest in our EES consolidated majority-owned subsidiary decreased by approximately $932,000 due to the decreased performance in the services business, and the lack of equipment sales and licensing revenue.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Net cash (used in) provided by operating activities	$(5,777,562)	$717,901
Net cash provided by (used in) investing activities	$3,707,139	$(72,845)
Net cash used in financing activities	$(172,677)	$(710,853)

2013 Period

Operating Activities

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2013, compared to net cash provided by operating activities of $0.7 million for the six months ended June 30, 2012. Cash used in operating activities for 2013 resulted primarily from the operating loss of $4.5 million, and $3.3 million for the build out of the two EF-80’s, offset by noncash expenses of approximately $1.9 million.

Investing Activities

The Company’s net cash provided by investing activities of $3.7 million was the result of net proceeds from the sale of a 12% interest in EES totaling approximately $5.9 million, offset by $0.5 million of construction in process purchases, the repayment of $1.4 million advanced by EES, and $0.25 million of cash held by EES on the date of deconsolidation.

Financing Activities

The Company's net cash used in financing activities consisted primarily of the repayment of $1.0 million in notes payable and other financing obligations, offset by $0.8 million of proceeds from the exercise and modification of warrants.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Liquidity

As of June 30, 2013, the Company had cash on hand of approximately $222,000 and a working capital surplus of $2.2 million.  As of August 8, 2013, the Company had cash on hand of approximately $2.7 million.  In July 2013, the Company sold an additional 8% interest in EES for gross proceeds of $4 million, and sold an Ozonix® EF80 unit to EES for $2.4 million, $500,000 of which was paid in July 2013, and the remainder payable in equal monthly installments of approximately $52,000 over 36 months.  Management believes that its current plans will provide sufficient liquidity for the next twelve months.  Management’s plans and potential opportunities include the following:

•

FNF, the purchaser of the 8% interest in EES, requested, and was granted, an option to acquire an additional 12% interest in EES for $6 million by the end of 2013.

•

The Company expects to sell the remaining EF80 unit it has in inventory by the end of 2013 or place it in one of its developing verticals.  The list price for the EF80 is in excess of $4 million.

•

The Company continues to negotiate with strategic third parties for the sale of rights to the Ozonix® technology for use in industries outside of oil and gas exploration that management expects will result in similar realization of value as that realized by the development and sale of rights to the technology to EES.  The Company owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities, and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption and industrial consumption and industrial disposal or for re-use.

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future.  However, the Company cannot provide any assurance that these plans will be successful.

Contractual Obligations

	For the Twelve Months Ending June 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Third party debt	$431,342	$854,744	$73,245	$3,387	$—	$—	$1,362,718
Capital lease obligation	14,965	15,739	16,552	17,408	—	—	64,664
Operating leases, net of sublease	—	—	—	—	—	—	—
	$446,307	$870,483	$89,797	$20,795	$—	$—	$1,427,382

The Company paid $0.9 million in principal to convertible note holders during the second quarter of 2013.

Except as disclosed above, there were no material changes to the Company’s contractual obligations during the second quarter of 2013.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 14 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended June 30, 2013 and no costs were incurred for the three months ended June 30, 2012.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including seeking financial partners and licensees to expand our technology into other industries, anticipated and potential revenue, expected sales of the remaining Ozonix® EF80, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to finance the Company’s revenue generating equipment, the ability to find a purchaser for our Ozonix® unit, the ability to locate partners to finance the use of our technology in other markets and our ability to reach definitive agreements with one or more partners, EES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties, general reluctance of businesses to utilize new technology and continued positive results in the field.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances as of June 30, 2013 were held in insured depository accounts, none of which exceeded insurance limits.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”. Unless stated, all securities are shares of common stock and all were issued in reliance upon the exemptions provided by Section 4(a)(2) and Rule 506 under the Securities Act.

Name or Class of Investor	Date Sold	No. of Securities	Consideration
Warrant Holders	5/8/13-5/20/13	474,558	Exercise of warrants by seven warrant holders at $0.15 per share.
Warrant Holders	5/14/13-5/15/13	210,000	Exercise of warrants by four warrant holders at $0.20 per share.

Furthermore, on June 28, 2013, the Company issued 7,748,120 shares of its common stock as a 5% stock dividend to its shareholders of record as of June 15, 2013.  The issuance was exempt in reliance upon the exemption provided by Section 2(a)(3) of the Securities Act.

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

ECOSPHERE TECHNOLOGIES, INC.

August 9, 2013	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

August 9, 2013	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Bylaws	10-QSB	12/11/06	3.2
3.5	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08	3.3
3.6	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10	3.6
3.7	Amendment to the Bylaws adopted October 20, 2011	10-K	3/15/12	3.7
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement*	10-Q/A	12/1/11	10.3
10.2	EES Side Letter Agreement – Hydrozonix*	10-Q	5/10/11	10.6
10.3	Fidelity Unit Purchase Agreement 2013				Filed
10.4	First Amendment to the Technology License Agreement				Filed
10.5	Second Amended and Restated EES LLC Agreement				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

———————

*

Filed pursuant to a confidential treatment request for certain portions of this document.

**

This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***

Attached as Exhibit 101 to this report are the Company’s financial statements for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language). The XBRL-related information in Exhibit 101 to this report shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of those sections.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to Ecosphere Technologies, Inc., 3515 S.E. Lionel Terrace, Stuart, Florida 34997 Attention: Jacqueline McGuire, Corporate Secretary.