Form 10-Q
period 2013-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2013-11-12
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at November 8, 2013
Common Stock, $0.01 par value per share	163,588,214 shares

SIGNATURES	36

Explanatory Note:

The unaudited Condensed Consolidated Balance Sheets do not reflect what Ecosphere believes is the fair value of its intellectual property portfolio.  As a result, Ecosphere has obtained a valuation from a leading intellectual property company of the Company’s five issued and 12 pending Ozonix® patents.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” at page 22 and “Liquidity” at page 32 of this report.

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$1,435,763	$2,464,911
Restricted cash	25,000	60,168
Accounts receivable	—	1,150,152
Current portion of accounts receivable-related party	713,794	—
Inventory	2,238,542	757,682
Prepaid expenses and other current assets	297,914	107,067
Total current assets	4,711,013	4,539,980
Investment in unconsolidated investee	14,813,002	—
Accounts receivable-related party, net of current portion	1,106,770	—
Property and equipment, net	1,185,601	4,264,125
Debt issuance costs, net	45,100	—
Patents, net	77,235	81,691
Deposits	14,840	22,441
Total assets	$21,953,561	$8,908,237

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$398,173	$845,241
Accrued liabilities	628,402	1,122,119
Customer deposits	187,500	23,196
Convertible notes payable, net of discounts	240,305	1,203,126
Current portion of note payable	85,125	68,100
Warrant derivatives fair value	4,308	197,009
Current portion of financing obligations	64,144	96,548
Current portion of capital lease obligation	15,155	14,593
Total current liabilities	1,623,112	3,569,932
Convertible note payable, net of discounts and current portion	477,296	—
Note payable, net of current portion	85,124	136,199
Financing obligations, net of current portion	119,050	106,612
Restructuring reserve	—	5,909
Capital lease obligation, net of current portion	45,839	57,276
Total liabilities	2,350,421	3,875,928

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at September 30, 2013 and December 31, 2012; $25,000 per share redemption amount plus dividends in arrears	1,197,869	1,180,994
Series B - 484 shares authorized; 241 shares issued and outstanding at September 30, 2013 and December 31, 2012; $2,500 per share redemption amount plus dividends in arrears	2,501,970	2,456,781
Total redeemable convertible cumulative preferred stock	3,699,839	3,637,775
Commitments and contingencies (Note 15)
Equity
Ecosphere Technologies, Inc. stockholders' equity (deficit)
Common stock, $0.01 par value; 300,000,000 shares authorized; 163,588,214 and 160,060,088 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively	1,635,881	1,600,601
Common stock issuable, $0.01 par value; 0 and 1,138,724 issuable at September 30, 2013, and December 31, 2012, respectively	—	11,387
Additional paid-in capital	109,420,155	107,697,369
Accumulated deficit	(95,152,735)	(117,337,883)
Total Ecosphere Technologies, Inc. stockholders' equity (deficit)	15,903,301	(8,028,526)
Noncontrolling interest in consolidated subsidiary	—	9,423,060
Total equity	15,903,301	1,394,534
Total liabilities, redeemable convertible cumulative preferred stock and equity	$21,953,561	$8,908,237

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Equipment sales and licensing	$—	$5,664,637	$—	$17,091,344
Equipment sales and licensing, related party	2,268,295	—	2,268,295	—
Field services	—	1,133,021	1,547,786	6,692,213
Aftermarket part sales	—	528,725	287,724	528,725
Aftermarket part sales, related party	120,294	—	122,521	—
Total revenues	2,388,589	7,326,383	4,226,326	24,312,282

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	1,923,064	4,272,243	1,923,064	12,942,666
Field services costs (exclusive of depreciation shown below)	—	576,670	721,214	2,092,252
Aftermarket part costs (exclusive of depreciation shown below)	95,950	—	322,423	—
Selling, general and administrative	2,055,462	1,694,775	6,563,147	5,470,075
Restructuring charge	—	(62,000)	(3,170)	(62,000)
Gain on sale/disposal of fixed assets, net	—	(142,457)	—	(142,457)
Depreciation and amortization	55,253	556,154	931,504	1,657,324
Total costs and expenses	4,129,729	6,895,385	10,458,182	21,957,860

Income (loss) from operations	(1,741,140)	430,998	(6,231,856)	2,354,422

Loss on investment in unconsolidated investee	(437,594)	—	(483,598)	—

Other income (expense)
Gain on deconsolidation	—	—	29,474,609	—
Interest expense	(113,478)	(111,261)	(351,707)	(286,602)
Gain on change in fair value of derivative instruments	1,215	87,724	89,894	1,729
Loss on sale of interest in unconsolidated investee	(500,000)	—	(500,000)	—
Other, net	—	—	—	4,627
Total other income (expense), net	(612,263)	(23,537)	28,712,796	(280,246)

Net (loss) income	(2,790,997)	407,461	21,997,342	2,074,176

Preferred stock dividends	(20,688)	(25,687)	(62,064)	(77,125)

Net (loss) income applicable to common stock before allocation to non controlling interest	(2,811,685)	381,774	21,935,278	1,997,051

Less: net (income) loss applicable to non controlling interest in consolidated subsidiary	—	(65,789)	187,806	(810,420)

Net (loss) income applicable to Ecosphere Technologies, Inc. common stock	$(2,811,685)	$315,985	$22,123,084	$1,186,631

Net (loss) income per common share applicable to common stock
Basic	$(0.02)	$0.00	$0.13	$0.01
Diluted	$(0.02)	$0.00	$0.13	$0.01

Weighted average number of common shares outstanding
Basic	163,588,214	156,948,937	163,237,401	156,012,479
Diluted	163,588,214	164,624,749	164,929,678	168,746,364

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Operating Activities:
Net income applicable to Ecosphere Technologies, Inc. common stock	$22,123,084	$1,186,631
Adjustments to reconcile net income applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Gain on deconsolidation	(29,474,609)	—
Preferred stock dividends	62,064	77,125
Depreciation and amortization	931,504	1,657,323
Loss on sale/disposal of fixed assets, net	—	(142,457)
Non-controlling interest in income (loss) of consolidated subsidiary	(187,806)	810,420
Amortization of debt issue costs	19,644	—
Accretion of discount on notes payable	197,984	152,977
Stock-based compensation expense	1,042,028	1,203,975
Restructuring charge reversal	—	(62,000)
Income from change in fair value of warrant derivative liability	(89,894)	(1,729)
Loss on investment in unconsolidated investee	483,598	—
Loss on sale of interest in unconsolidated investee	500,000	—
Write-down of inventory	158,650	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(1,130,699)	(1,413,033)
Increase in prepaid expenses and other current assets	(184,715)	(136,641)
Increase in inventory	(2,392,824)	(115,844)
Decrease in deposits	—	445
Increase in restricted cash	—	(41,083)
Decrease in accounts payable	(312,363)	(95,400)
Decrease in accrued liabilities	(476,088)	(150,104)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	—	(89,140)
Decrease in restructuring reserve	(5,909)	(37,842)
Decrease in customer deposits	165,465	218,968
Net cash (used in) provided by operating activities	(8,570,886)	3,022,591
Investing Activities:
Net proceeds from sale of interest in subsidiary	9,600,000	—
Repayment of amounts due to unconsolidated investee	(1,385,139)	—
Cash held by deconsolidated subsidiary	(247,636)	—
Purchase of property and equipment	(227,246)	(116,487)
Proceeds from sale of fixed asset	—	206,000
Transfer from (to) restricted cash	35,168	(25,000)
Net cash provided by investing activities	7,775,147	64,513
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	706,467	—
Proceeds from warrant and option exercises	—	249,300
Proceeds from warrant modifications	133,188	107,400
Distributions from subsidiary to noncontrolling members	—	(1,619,654)
Repayments of notes payable and insurance financing	(964,050)	(183,398)
Repayments of capital lease obligations	(10,875)	—
Repayments of vehicle and equipment financing	(98,139)	(67,938)
Net cash used in financing activities	(233,409)	(1,514,290)
Net decrease in cash	(1,029,148)	1,572,814
Cash at beginning of period	2,464,911	2,043,593
Cash at end of period	$1,435,763	$3,616,407

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Supplemental disclosures of cash flow information:
Cash paid for interest	$271,522	$19,749
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$62,064	$77,125
Conversion of preferred stock to common stock	$—	$2,500
Conversion of convertible notes to common stock	$—	$723,216
Reduction of derivative liability for warrant derivative instruments from warrant exercises, expirations and modifications	$102,807	$106,224
Common stock issued as settlement of note and accrued interest	$6,000	$—
Cashless exercise of options and warrants	$14,957	$7,588
Beneficial conversion feature on convertible debt charged to additional paid in capital	$391,771	$—
Warrants issued as debt issue cost	$21,211	$—
Insurance premium finance contract recorded as a prepaid asset	$168,859	$171,929
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$111,738	$—
Equipment purchased through capital lease arrangement	$—	$78,896
Equipment purchased through vendor financing arrangement	$—	$48,000
Vehicle purchased through third party financing arrangement	$56,802	$—
Extension of term of stock options in settlement of accrued interest on convertible debt	$26,532	$—

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS, BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere”, “ETI” or the “Company”), is a water engineering, technology licensing and innovative U.S. manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world.  The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five approved United States patents and more than thirteen patents pending for the Ecosphere Ozonix® process.  The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by customers to reduce costs, increase treatment efficiencies and eliminate harmful chemicals from wastewater treatment operations around the United States.  Ozonix® can be used to replace chemicals in a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, mining, marine, and municipal wastewater treatment.

In 2007, Ecosphere formed Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions, LLC (“FNES”), to deploy its patented Ozonix® water treatment technology across the global energy market. Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including:

•

2013 Oil and Gas Awards—Water Management Company of the Year Award, Midcontinent Region;

•

2013 Bloomberg New Energy Finance - New Energy Pioneer Award;

•

2013 IHS CERAWeek - Energy Innovation Pioneer Award;

•

2013 American Technology Awards "Clean Tech/Green Tech" Winner;

•

2013 World Technology Awards Corporate "Environment" Category Winner;

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Since 2009, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over 3 billion gallons of water on more than 800 oil and natural gas wells, protecting $4 billion worth of well assets, and generating over $65 million in revenue; substantially increasing Ecosphere’s revenue over four years to more than $31 million in 2012.

The Company plans to further leverage its Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.  In addition to FNES, formerly EES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific Ecosphere subsidiaries.  The Company has formed six subsidiaries which includes; Ecosphere Agriculture, LLC, Ecosphere Food & Beverage, LLC, Ecosphere Industrial, LLC, Ecosphere Marine, LLC, Ecosphere Mining, LLC and Ecosphere Municipal, LLC. The Company’s strategy is to replicate its experience with FNES by recruiting outside investors in its subsidiaries and then exploiting the sublicenses in each industry specific field-of-use.

On May 24, 2013, ETI sold 12% of Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions, LLC (“FNES”) to Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and an existing FNES member, for $6 million under a Unit Purchase Agreement (the “Agreement”). In consideration for facilitating the transaction, ETI transferred an additional 1.5% interest of FNES to an existing FNES member. Additionally, for a 90-day period, FNF had the option to purchase an additional 8% of FNES from ETI for $4 million. The option was exercised in July 2013. In connection with the July 2013 transaction, ETI transferred an additional 0.5% interest of FNES and paid $250,000 in cash to the same existing FNES member as discussed above and granted to FNF, an option to acquire an additional 12% interest in FNES for $6 million by December 31, 2013.  As a result, on September 30, 2013 ETI and FNF owned approximately 31% and 39% of FNES, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Accordingly, during the three months ended September 30, 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis for value of our patented Ozonix® technology portfolio.  Navigant delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the Company owns approximately 31% interest in FNES.  While this valuation is subject to a number of assumptions, the Company believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

In the past five months, Ecosphere has received $10 million from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio.  Additionally, FNF has an option to purchase another 12% interest for $6 million representing approximately 1% of the Company’s global Ozonix® intellectual property portfolio in Q4 2013.

The Company has formed six subsidiaries which it expects will obtain exclusive sublicenses for global, industry-specific fields-of-use to its patented Ozonix® technology.  The Company has hired investment banker Ladenburg Thalmann to assist it with obtaining equity financing for these subsidiaries, but initially will focus on Ecosphere Mining, LLC and Ecosphere Municipal, LLC.

Effective May 24, 2013, ETI recognized a gain on deconsolidation of approximately $29.5 million and began accounting for its investment in FNES using the equity method of accounting. (See Notes 3 and 4)

Basis of Presentation

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

On June 5, 2013, the Company issued a 5% stock dividend (the “dividend”) to its common stockholders.  All common stockholders that owned the Company’s common stock as of the close of trading on June 14, 2013, were entitled to receive the dividend.  Each qualifying stockholder received 5 shares for each 100 shares owned. Share and per share information for all periods presented have been retroactively adjusted to reflect the 5% stock dividend.

Liquidity

The Company plans to continue monetizing its intellectual property, and has identified a number of liquidity sources as described at pages 24-25 and 32 of this report:

•

In July 2013, the Company sold an additional 8% interest in FNES for cash consideration of $4 million and granted the purchaser an option to acquire an additional 12% interest in FNES for $6 million by the end of 2013.

•

In July 2013, the Company sold one of two completed and tested Ozonix® EF80 units in inventory to FNES for a deposit of $500,000, monthly installments of approximately $52,778 through July 2016, and upon the sale of the Ozonix® EF80 to a third party by FNES, a portion of the profit from such sale and acceleration of the monthly installments.

•

The Company still has one completed and tested Ozonix® EF80 unit in inventory which can be used across a wide variety of water treatment industries and applications including, but not limited to agriculture, energy, food and beverage, industrial, mining, marine, and municipal wastewater treatment. If the Company chooses to sell this unit, the sale of this unit will provide additional liquidity.

•

The Company plans to further leverage its Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.  In addition to FNES, formerly EES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific Ecosphere subsidiaries.  These subsidiaries are Ecosphere Agriculture, LLC, Ecosphere Food & Beverage, LLC, Ecosphere Industrial, LLC, Ecosphere Marine, LLC, Ecosphere Mining, LLC and Ecosphere Municipal, LLC.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Management believes that the above sources of liquidity will provide the Company with sufficient capital to continue to execute its business plan of leveraging its Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its wholly-owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  On July 31, 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 39.1% to 30.6% (See Notes 3 and 4). The Company continues to account for its investment in FNES under the equity method. All intercompany account balances and transactions have been eliminated.

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

Restricted Cash

Restricted cash as of September 30, 2013, represents a $25,000 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and natural gas industry. No allowance was deemed necessary at September 30, 2013 and December 31, 2012.

Inventory

Inventory is primarily comprised of raw materials, work in progress and finished goods consisting of one Ozonix® EF80 unit completed for future sale. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at September 30, 2013 and December 31, 2012 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

Investment in Unconsolidated Investee

The Company accounts for investments in which the Company owns more than 20% of the investee, using the equity method in accordance with ASC Topic 323, Investments—Equity Method and Joint Ventures. Under the equity method, an investor initially records an investment in the stock of an investee at cost, and adjusts the carrying amount of the investment to recognize the investor's share of the earnings or losses of the investee after the date of acquisition. The amount of the adjustment is included in the determination of net income by the investor, and such amount reflects adjustments similar to those made in preparing consolidated statements including adjustments to eliminate intercompany gains and losses, and to amortize, if appropriate, any difference between investor cost and underlying equity in net assets of the investee at the date of investment. The investment of an investor is also adjusted to reflect the investor's share of changes in the investee's capital. Dividends received from an investee reduce the carrying amount of the investment. A series of operating losses of an investee or other factors may indicate that a decrease in value of the investment has occurred which is other than temporary and which should be recognized even though the decrease in value is in excess of what would otherwise be recognized by application of the equity method.

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

September 30, 2013

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

September 30, 2013

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2013, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

For the three months ended September 30, 2013, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive. Basic and diluted net income per share for the nine months ended September 30, 2013, were calculated as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Numerator
Net (loss) income applicable to common stock	$(2,811,685)	$(2,811,685)	$22,123,084	$22,123,084
Denominator
Weighted average common shares outstanding	163,588,214	163,588,214	163,237,401	163,237,401
Warrants and options	—	—	—	1,692,277
	163,588,214	163,588,214	163,237,401	164,929,678
Net (loss) income per share	$(0.02)	$(0.02)	$0.13	$0.13

Basic and diluted net income per share for the three and nine months ended September 30, 2012, were calculated as follows:

	For the Three Months Ended September 30, 2012		For the Nine Months Ended September 30, 2012
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$315,985	$315,985	$1,186,631	$1,186,631
Preferred stock dividends	—	25,687	—	77,125
	$315,985	$341,672	$1,186,631	$1,263,756
Denominator
Weighted average common shares outstanding	156,948,937	156,948,937	156,012,479	156,012,479
Restricted stock	—	344,918	—	344,918
Preferred stock	—	432,637	—	432,989
Warrants and options	—	6,898,257	—	11,955,978
	156,948,937	164,624,749	156,012,479	168,746,364
Net income per share	$0.00	$0.00	$0.01	$0.01

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Nine Months Ended
	September 30,
	2013	2012
Convertible debt	2,706,250	1,837,500
Convertible preferred stock	362,497	432,637
Options and warrants to purchase common stock	58,659,372	71,941,106
Unvested stock grants	115,942	145,047
Total Anti-Dilutive Potential Common Stock	61,844,061	74,356,290

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

3.

GAIN ON SALE OF INTEREST IN SUBSIDIARY

As a result of the Company selling a 12% interest in FNES in May 2013, the Company recognized a gain on deconsolidation on the sale of FNES of $29,474,609 during the nine months ended September 30, 2013, consisting of the following:

Net cash consideration	$5,850,000
Retained investment	19,546,600
Carrying value of non-controlling interest	9,235,254
Net assets of EES	(5,157,245)
Gain on deconsolidation	$29,474,609

4.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting.  The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to approximately 31% as of September 30, 2013. Condensed unaudited summary information for FNES as of September 30, 2013 and for the period from May 24, 2013 through September 30, 2013 is as follows:

September 30, 2013
(Unaudited)
ASSETS
Cash	$1,604,188
Accounts receivable	754,441
Property and equipment	4,329,838
Inventory	284,140
Prepaid Expenses	197,554
Intangible Assets	1,909,722
Deposits	4,200

Total Assets	$9,084,083

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$219,943
Accounts payable, related party	106,032
Debt	11,558
Debt, related party	1,668,713
Members' equity	7,077,837

Total liabilities and members' equity	$9,084,083

	For the three months ended September 30, 2013	For the period May 24, 2013 through September 30, 2013
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$1,901,437	$2,471,135
Cost of sales	682,724	875,732
Gross profit	1,218,713	1,595,403
Operating expenses	2,201,751	2,695,895
Operating loss	(983,038)	(1,100,492)
Other expense	(14,949)	(15,172)
Net loss	(997,987)	(1,115,664)
Ownership interest (average)	31%	31%
Share of net loss	$(283,445)	$(329,449)
Elimination of intra-entity profit	$(154,149)	$(154,149)
Total equity interest loss recorded	$(437,594)	$(483,598)
Investment	$14,813,002	$14,813,002

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Transactions with FNES:

During the three months ended September 30, 2013, the Company sold one Ozonix® EF80 unit to FNES. A portion of the profits from this sale reflecting the Company’s ownership share are eliminated through an adjustment to “Loss on investment in unconsolidated investee.” The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the “Loss on investment in unconsolidated investee” line on the Statement of Operations:

For the three and
nine months ended
September 30,
2013
(Unaudited)

Revenue recognized on sales to FNES	$2,268,295
Cost of sales on sales to FNES	1,764,414
Approximate ownership interest in FNES	31%
Elimination of the Company’s share of profits on sales to FNES	$154,149

5.

INVENTORY

Inventory consists of the following at September 30, 2013, and December 31, 2012:

	2013	2012
Raw materials	$242,983	$609,557
Work in process	229,500	148,125
Finished goods	1,766,059	—
	$2,238,542	$757,682

6.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2013, and December 31, 2012:

	Estimated Useful
	Lives in Years	2013	2012
Machinery and equipment	5	$1,632,427	$10,698,094
Furniture and fixtures	5 to 7	303,026	342,918
Automobiles and trucks	3 to 5	142,141	241,834
Leasehold improvements	5	415,281	415,281
Office equipment	5	606,007	582,156
Construction in progress		—	183,693
		3,098,882	12,463,976
Less total accumulated depreciation		(1,913,281)	(8,199,851)
Property and equipment, net		$1,185,601	$4,264,125

During the three months ended September 30, 2013, additions to property and equipment included the purchase of a work truck computer equipment and additional construction in progress of  a piece of equipment for the treatment of wastewater outside of oil and gas exploration. The unit was completed in the third quarter and the amounts are reclassified from construction in progress to machinery and equipment. Depreciation expense amounted to approximately $55,000 and $930,000 for the three and nine months ended September 30, 2013, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

7.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at September 30, 2013, and December 31, 2012:

Convertible Notes Payable

	September 30, 2013	December 31, 2012

Convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and are convertible into common stock at a conversion rate of $0.381 (adjusted for stock dividend) per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 (adjusted for stock dividend) per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. As of September 30, 2013, the unamortized amount of the discount was $272,704 and accrued interest was $38,958. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes.

	$477,296	$—

Convertible notes in the aggregate principal amount of $1,195,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which is being amortized through the extended maturity of the notes. As of September 30, 2013, and December 31, 2012, the unamortized amount of the discounts was $54,695 and $21,874, respectively. Accrued interest at September 30, 2013 and December 31, 2012 was $80,533 and $228,189, respectively.

	240,305	1,203,126

Total	717,601	1,203,126
Less Current Portion, net of discounts	(240,305)	(1,203,126)
Convertible notes payable, long term, net of discounts	$477,296	$—

A summary of convertible notes payable and the related discounts as of September 30, 2013, and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
Principal amount of convertible notes payable	$1,045,000	$1,225,000
Unamortized discount	(327,399)	(21,874)
Convertible notes payable, net of discount	717,601	1,203,126
Less: current portion	(240,305)	(1,203,126)
Convertible notes payable, net of discount, less current portion	$477,296	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $170,249 and $204,299 was outstanding at September 30, 2013, and December 31, 2012, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

Financing Obligations

	September 30, 2013	December 31, 2012
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$107,934	$132,430

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	56,212	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,000 over 6 months, matured in February 2013.	—	16,000

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at an annual rate of 9.0%. The vehicle notes payable were repaid during the nine months ended September 30, 2013.	—	18,368

Financing for insurance premiums payable in nine monthly installments of $19,120 accruing interest at 4.56%. The final payment is due in October 2013.	19,048	—

Secured non-interest bearing, software notes payable in monthly installments totaling $4,215 over 12 months with a $1 purchase option at the end of the lease agreement in August 2013.	—	36,362

Total	183,194	203,160
Less Current Portion	(64,144)	(96,548)
Financing obligations, long-term portion	$119,050	$106,612

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of September 30, 2013, by fiscal year, are as follows:

For the year ended September 30,	Payment
2014	$17,888
2015	17,888
2016	17,888
2017	13,416
Total	67,080
Less implied interest	(6,086)
Capital lease obligation	60,994
Less current potion	(15,155)
Long-term portion	$45,839

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of September 30, 2013:

For the year ended September 30,	Amount
2014	$459,424
2015	879,513
2016	75,853
2017	23,087
2018	9,999
2019	11,561
Total debt- face value	1,459,437
Less: unamortized discount	(327,399)
Net debt	$1,132,038

8.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 26,250 warrants with repricing options outstanding at September 30, 2013.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model and Monte Carlo simulations. The closing price of the Company’s common stock at September 30, 2013 was $0.30, compared to $0.35 at December 31, 2012. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2013, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

September 30, 2013
Volatility	85.26%
Expected Term	0.52
Risk Free Interest Rate	0.05%
Expected dividend yield	none

During the nine months ended September 30, 2013, 946,251 warrants underlying a derivative liability were exercised or expired and the fair value of the derivative liability on the date of exercise, totaling $102,807 was reclassed to additional paid in capital. During the nine month period ended September 30, 2013, based upon the estimated fair value, the Company decreased its liability for the remaining warrant derivative instruments by $89,894 which was recorded as "Gain from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

9.

FAIR VALUE MEASUREMENTS

Recurring Basis

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 8. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$4,308	$—	$—	$4,308

The following is a roll forward for the nine months ended September 30, 2013 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2012	$197,009
Fair value of warrants exercised or expired	(102,807)
Change in fair value included in statement of operations	(89,894)
Balance at September 30, 2013	$4,308

Non-Recurring Basis

As a result of the deconsolidation of FNES in May 2013, the Company recorded the fair value of its retained interest in EES at its fair value, totaling approximately $19.5 million.  The fair value of the retained interest in EES was implied by the $6 million cash consideration received for a 12% interest.  The Company determined that the rights attributable to the retained interest are sufficiently similar to the sold interest to imply a fair value of the retained interest without the need for discounts or premiums related to control or marketability.  Therefore, it was implied that the fair value of FNES, on a non-controlling, non-marketable basis, was $50,000,000 ($6,000,000 divided by 12%).  At September 30, 2013, the Company’s retained interest equaled 30.59232%, a fair value of $15,296,160.

10.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2013, and December 31, 2012, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 25,200 common shares. Accrued dividends totaled $1,047,869 and $1,030,994 on September 30, 2013, and December 31, 2012, respectively. There was no Series A Preferred Shares activity during the nine months ended September 30, 2013. Annual dividends accrue at a rate of $3,750 per share.

Series B

At September 30, 2013, and December 31, 2012, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 876 common shares. Accrued dividends totaled $1,899,450 and $1,854,281 on September 30, 2013, and December 31, 2012, respectively. There was no Series B Preferred Shares activity during the nine months ended September 30, 2013.  Annual dividends accrue at a rate of $250 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

11.

COMMON STOCK

Shares issued and issuable during the nine months ended September 30, 2013 are summarized below.

Shares outstanding and issuable at December 31, 2012 (a)	161,198,812
Exercise of warrants (b)	802,814
Cashless exercise of options (c)	1,570,435
Shares issued for payment of accrued interest (d)	16,153
Total common shares outstanding at September 30, 2013	163,588,214

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

12.

RESTRICTED STOCK

During the nine months ended September 30, 2013, the Company recognized $20,000 of expense related to 84,000 shares of restricted stock that vested on July 1, 2013 and $10,000 on 105,263 shares of restricted stock that was issued on July 1, 2013 as noted below.

In July 2013, in accordance with the 2006 Equity Incentive Plan (the “Plan”), one of the Company’s non-employee directors and Chairman of the audit committee received an automatic grant of 105,263 shares of restricted stock for board service. The value of the restricted stock, $40,000 will be recognized as expense over the one year vesting period.

There was $30,000 unrecognized share-based compensation expense from unvested restricted stock as of September 30, 2013.

13.

STOCK OPTIONS AND WARRANTS

Option Grants to Directors Under a Consulting Agreement

In January 2013, the Company granted five-year options to purchase 1,050,000 shares of common stock with an exercise price of $0.38 per share to a director who is also serving as a consultant for a one year period. The fair value of these options amounted to $135,890, calculated using the BSM method and will be expensed over the vesting period. As of September 30, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30, Initial Measurement (“ASC 505-50-30). The subsequent re-measurement produced a value of $158,233 which is being amortized over the service period.

In January 2013, the Company granted five-year options to purchase 3,150,000 shares of common stock with an exercise price of $0.35 per share to a director of the Company who is also serving as a consultant for a three year period. The fair value of these options amounted to $482,391, calculated using the BSM method and will be expensed over the requisite service period. As of September 30, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30. The subsequent re-measurement produced a value of $491,477 which is being amortized over the service period.

Annual Director Grants

In July 2013, in accordance with the Plan, the Company’s non-employee directors received an automatic grant of options and restricted stock, for board service for the upcoming year.  In connection with the automatic grants, non-employee directors were granted a total of 773,854 five-year stock options at an exercise price of $0.40 per share and 105,263 shares of restricted common stock (see Note 12). Of the 773,854 five-year stock options, 325,278 will vest on December 1, 2013 and the remaining 448,576 stock options vest on June 30, 2014. The value of the options, $184,698, calculated using the BSM option pricing model will be recognized as expense over the vesting periods.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

Option Grant to CEO

 On April 26, 2013, the Company granted five-year options to purchase 6,300,000 shares of common stock with an exercise price of $0.34 per share to its Chief Executive Officer and Chief Technology Officer. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015.

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

Issuance of Warrants with Convertible Debt

In February 2013, the Company issued 984,375 five-year warrants exercisable at $0.381 per share in connection with a $750,000 convertible note. The fair value of the warrants amounted to $265,133, calculated using the BSM method. (See Note 7)

Issuance of Warrants as Finder Fee

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

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the nine months ended September 30, 2013:

Risk-free interest rate	0.38% to 1.39%
Expected option life in years	3.0 to 5.0
Expected stock price volatility	45.99% to 93.39%
Expected dividend yield	None

Stock-based compensation expense related to options for the nine months ended September 30, 2013 was approximately $1.0 million. At September 30, 2013, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $952,957. This unrecognized compensation cost is expected to be recognized over the next 27 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

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

On April 26, 2013, the Company granted five-year options to purchase 6,300,000 shares of common stock with an exercise price of $0.34 per share to its Chief Executive Officer and Chief Technology Officer. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015.

In January 2013, the Company granted five-year options to purchase 4,200,000 shares of common stock with exercise prices between $0.38 and $0.35 per share to two directors who also serve as consultants.  (See Note 13)

Related Party Consulting Agreements

In January 2013, the Company entered into a one year consulting agreement with one of the Company’s board members. As of September 30, 2013 the Company has paid $198,929 pursuant to the consulting agreement.

In January 2013, the Company entered into a three year consulting agreement that may be terminated with 30 days’ notice with one of the Company’s board members. As of September 30, 2013 the Company has paid $188,888 pursuant to the consulting agreement.

Related Party Equipment Sales

In July 2013, FNES purchased one Ozonix® EF80 unit from the Company, pursuant to which FNES paid the Company $500,000 and agreed to pay 36 monthly payments of approximately $52,778 beginning in August 2013. At this date, FNES owes the Company approximately $1.7 million relating to this arrangement.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. FNES has agreed to pay the $56,360 a month for the Company’s services and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay $56,360 as a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at September 30, 2013 of $56,360 relating to September 2013 services performed for FNES.

Related Party Accounts Receivable

At September 30, 2013, the Company had an accounts receivable balance of approximately $1.8 million due from FNES.  The $1.8 million accounts receivable balance consisted of a $56,360 service fee, $49,919 in aftermarket parts and the $1.7 million  remaining balance FNES owes on the Ozonix® EF80 unit purchased in July 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(UNAUDITED)

15.

COMMITMENTS AND CONTINGENCIES

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2019. The Company has an obligation of $227,734 relating to this five year lease agreement.

The Company has an extensive intellectual property portfolio which management believes has substantial value not reflected on the Condensed Consolidated Balance Sheet.  As the pioneer in the field of emerging advanced oxidation processes, the Company has to aggressively defend its intellectual property.  Thus, in February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking $300 million in damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells. As of September 30, 2013, the Company has incurred $270,419 in arbitration fees.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of September 30, 2013 the Company had an accrued balance of $106,250 which is comprised of the $150,000 obligation less $43,750 in payments.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of September 30, 2013 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

16.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At September 30, 2013, 100% of the Company’s accounts receivable of approximately $1.8 million was due from one customer. In addition, three customers accounted for 57%, 23% and 14% of revenues, respectively, two of which are customers of FNES and the other being FNES. Subsequent to the deconsolidation of FNES, the Company will no longer recognize revenues from these two customers.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2013. As of September 30, 2013, the Company had approximately $1.3 million in cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere” or the “Company”) is a water engineering, technology licensing and innovative U.S. manufacturing company that develops environmental water treatment solutions for industrial markets throughout the world.  The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes five approved United States patents and more than thirteen patents pending for the Ecosphere Ozonix® process.  The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by customers to reduce costs, increase treatment efficiencies and eliminate harmful chemicals from wastewater treatment operations around the United States.  Ozonix® can be used to replace chemicals in a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, mining, marine, and municipal wastewater treatment.

Business Model

Our management team executes on a business model that is driven by “Open Innovation” and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley.  The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration.  In response to this concept, we developed the “Open Innovation Network”, our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental and technical challenge;

2.

Invent new technologies and file patents

3.

Partner with industry leaders;

4.

Commercialize and prove the technology with industry leaders in each specific business segment;

5.

License the patented, commercialized technologies to well capitalized partners; and

6.

Create and increase shareholder value.

As a result, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water challenges.  Our patented Ozonix® technology is a revolutionary, high volume, advanced oxidation process designed to treat and recycle industrial wastewater without the use of toxic chemicals.

In addition to Ozonix®, we have developed an extensive portfolio of intellectual property that includes over 30 patents and trademarks that have been filed and approved in various locations around the world.  These patented technologies can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems.  Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints.  Our current focus is on licensing Ecosphere’s patented Ozonix® technology, although our other technologies and patents remain a viable part of our long-term technology licensing strategy.

Ozonix® Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere is required to value its patents and patents pending at the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take in to account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20 year life of the patents. The Company’s unique patents allow the Company the sole right to exclude others from making, using or selling its proprietary solutions. The Company’s patents also allow the Company to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry-specific partners.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Accordingly, during the three months ended September 30, 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis for value of our patented Ozonix® technology portfolio.  Navigant delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the Company owns approximately 31% interest in FNES.  While this valuation is subject to a number of assumptions, the Company believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

In the past five months, Ecosphere has received $10 million from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio.  Additionally, FNF has an option to purchase another 12% interest for $6 million representing approximately 1% of the Company’s global Ozonix® intellectual property portfolio in Q4 2013.

The Company has formed six subsidiaries which it expects will obtain exclusive sublicenses for global, industry-specific fields-of-use to its patented Ozonix® technology.  See Note 1 to the unaudited condensed consolidated financial statements.  The Company has hired investment banker Ladenburg Thalmann to assist it with obtaining equity financing for these subsidiaries, but initially will focus on Ecosphere Mining, LLC and Ecosphere Municipal, LLC.

Global Water Market

According to an analysis by Frost & Sullivan, the global water market --- comprised on numerous activities1 --- is estimated at $425 billion.2 Its growth is being driven by macro political, financial, social and ecological considerations.

Additionally, according to a United Nations Report, demand for water can be broken down into major water use sectors:3

•

Food & Agricultural (70 percent of freshwater use);

•

Energy & Industry (20 percent) --- the percentage of a country’s industrial sector water demand is generally proportional to its average income level; and,

•

Human settlements (10 percent) --- between 2009 and 2050, the world population is expected to increase by 2.3 billion, and urban areas are expected to absorb essentially all of the population growth.

———————

1.

For example, construction, engineering and design, operations and maintenance, chemicals supply, technology and equipment supply, research and development, and management.

2.

Frost & Sullivan.

3.

Managing Water under Uncertainty and Risk,” The United Nations World Water Development Report 4, Volume 1.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Ecosphere’s patented Ozonix® technology has the potential to be applied across numerous water treatment market sectors and industries around the world.  Potential industries and applications include but are not limited to:

INDUSTRIES	APPLICATIONS
Agriculture
Grain Growing & processing
Landscape irrigation & runoff
Livestock farms (dairy, poultry, beef, hog) Aquaculture & fish farming
Energy
Oil & natural gas exploration & production (onshore & offshore)
Power generation
Refineries
Nuclear power
Coal-fired power plants
Produced water recycling

Food and Beverage
Breweries
Drinking water
Vineyards
Dairy (milk, butter, cheese)
Livestock processing (poultry, beef, hog)
Fruits and vegetables
Sugar
Industrial
Automotive
Pharmaceutical
Biotechnology
Pulp and paper
Leisure and water parks
Textiles
Manufacturing
Microelectronics
Material waste management
Mining & Minerals
Acid mine drainage
Metals & minerals
Mining process water treatment
Tailing ponds
Leachate and recovery
Marine
Aquariums
Ballast water
Marine process water
Onboard grey water
Public/Private Utilities
Municipal drinking water
Municipal sewage Storm & drainage water treatment

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Recent Success in Energy

In 2009, Ecosphere formed Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions, LLC (“FNES”), to deploy its patented Ozonix® water treatment technology across the global energy market. Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including:

•

2013 Oil and Gas Awards—Water Management Company of the Year Award, Midcontinent Region;

•

2013 Bloomberg New Energy Finance - New Energy Pioneer Award;

•

2013 IHS CERAWeek - Energy Innovation Pioneer Award;

•

2013 American Technology Awards "Clean Tech/Green Tech" Winner;

•

2013 World Technology Awards Corporate "Environment" Category Winner;

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Since 2009, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over 3 billion gallons of water on more than 800 oil and natural gas wells, protecting $4 billion worth of well assets, and generating over $65 million in revenue; substantially increasing Ecosphere’s revenue over four years to more than $31 million in 2012.

Growth Strategy

The Company’s strategy is to further leverage the Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.  In addition to FNES, formerly EES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific Ecosphere subsidiaries.  Newly formed subsidiaries include:

•

Ecosphere Agriculture, LLC;

•

Ecosphere Food & Beverage, LLC;

•

Ecosphere Industrial, LLC;

•

Ecosphere Marine, LLC;

•

Ecosphere Mining, LLC;

•

Ecosphere Municipal, LLC;

Similar to the actual results associated with the FNES subsidiary, Ecosphere’s expectations are that a subsidiary would initially be valued at, for example, $50 million, and built to a point where each subsidiary would be licensed and sold to a large market player for a much larger value.

From a technical standpoint, Ecosphere has proven the Ozonix® technology in the most challenging treatment market sector, the oil & gas segment of the energy industry; therefore, the technological risks faced when entering other target sectors and industries are significantly diminished.

From a business standpoint, Ecosphere has successfully created a subsidiary to target the Energy industry (one of numerous target market sectors for Ozonix®), and two recent equity sales to Fidelity National Financial (“FNF”), a Fortune 500 company, valued just this one subsidiary at $50 million. It is important for shareholders to note: that in 2009 when FNES, formerly EES, was initially established and the technology was not yet commercially or technologically proven FNF invested $7.5 million in FNES at a $37.5 million valuation to build the equipment that is in use today at Southwestern Energy.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

•

In July 2013, the Company sold one Ozonix® EF80 unit to FNES. FNES regained its exclusive rights to the Ozonix® technology in the U.S. oil and gas exploration and production market in April 2013, allowing FNES to place an Ozonix® EF80 unit in service with an existing customer, Southwestern Energy. Prior to this date, FNES was not allowed to increase it service work with existing customers due to the Hydrozonix exclusivity.

•

In August 2013, Ecosphere announced that EES purchased and took delivery of one Ozonix® EF80 unit for use in the U.S. oil and gas hydraulic fracturing market.

•

In August 2013, Ecosphere announced Q2 2013 Record Net Income of $27.3 Million and EPS of $0.17 an increase of $26.4 Million and $0.17 over Q2 2012 which was primarily a result from the gain on deconsolidation of FNES.

•

In August 2013, Ecosphere announced that William P. Foley, II, Chairman of Fidelity National Financial, Inc. (NYSE:FNF), a Fortune 500 company, was elected as Chairman of Fidelity National Environmental Solutions, LLC, formerly Ecosphere Energy Services, LLC.

•

In September 2013, Ecosphere announced that it had filed a series of environmental patent applications with the United States Patent and Trademark Office. These patent filings teach a method to use Ecosphere's patented Ozonix® water treatment technology to increase and maintain desired oxygen levels in the C-44 Canal (St. Lucie Canal) that feeds the St. Lucie Estuary and Indian River Lagoon. The St. Lucie Estuary and Indian River Lagoon are one of the most biodiverse ecosystems in North America, with more than 4,000 plant and animal species, including 36 endangered and threatened species.

•

In September 2013, Ecosphere announced that it was named a finalist for the World Technology Awards in the corporate "Environment" category. The World Technology Awards have been presented by the World Technology Awards since 2000, as a way to honor those in 20 different categories doing "the innovative work of the greatest likely long-term significance." Nominees for the 2013 World Technology Awards were selected by the WTN Fellows (winners and finalists from previous annual Award cycles in the individual Award categories) through an intensive, global process lasting many months.

•

In October 2013, Ecosphere announced that it has established a number of new subsidiaries that have been granted exclusive global field-of-use licenses to deploy its patented Ozonix® water treatment technology in specific water treatment markets. New subsidiaries include Ecosphere Agriculture, LLC, Ecosphere Food & Beverage, LLC, Ecosphere Industrial, LLC, Ecosphere Marine, LLC, Ecosphere Mining, LLC and Ecosphere Municipal, LLC.

•

In October 2013, Ecosphere announced that Fidelity National Environmental Solutions, formerly Ecosphere Energy Services, was named the 2013 “Water Management Company of the Year” in the Midcontinent Oil & Gas Awards. The Midcontinent Oil and Gas Awards is a platform for the oil and gas industry to demonstrate and celebrate the advances made in the key areas of environmental stewardship, efficiency, innovation, corporate social responsibility and health & safety.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

Results of Operations

Comparison of the Three Months ended September 30, 2013 with the Three Months Ended September 30, 2012

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2013	2012	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$—	$5,664,637	$(5,664,637)
Equipment sales and licensing, related party	2,268,295	—	2,268,295
Field services	—	1,133,021	(1,133,021)
Aftermarket part sales	—	528,725	(528,725)
Aftermarket part sales, related party	120,294	—	120,294
Total revenues	2,388,589	7,326,383	(4,937,794)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	1,923,064	3,917,182	(1,994,118)
Field services (exclusive of depreciation shown below)	—	576,670	(576,670)
Aftermarket part costs (exclusive of depreciation shown below)	95,950	355,061	(259,111)
Salaries and employee benefits	1,388,278	1,123,124	265,153
Administrative and selling	280,496	365,565	(85,069)
Professional fees	408,266	190,267	217,999
Depreciation and amortization	55,253	556,154	(500,901)
Research and development	(21,578)	15,819	(37,397)
Gain on sale/disposal of fixed asset, net	—	(142,457)	142,457
Restructuring charge	—	(62,000)	62,000
Total costs and expenses	4,129,729	6,895,385	(2,765,657)
(Loss) income from operations	(1,741,140)	430,998	(2,172,137)
Loss on investment in unconsolidated investee	(437,594)	—	(437,594)
Other income (expense)
Interest expense	(113,478)	(111,261)	(2,217)
Loss on sale of interest in unconsolidated investee	(500,000)	—	(500,000)
Change in fair value of derivative instruments	1,215	87,724	(86,509)
Total other expense, net	(612,263)	(23,537)	(588,726)
Net (loss) income	(2,790,997)	407,461	(3,198,457)
Preferred stock dividends	(20,688)	(25,687)	4,999
Net (loss) income applicable to common stock	(2,811,685)	381,774	(3,193,458)
Net loss (income) applicable to noncontrolling interest of consolidated subsidiary	—	(65,789)	65,789
Net (loss) income applicable to Ecosphere Technologies, Inc. common stock	$(2,811,685)	$315,985	$(3,127,669)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.8 million during the three months ended September 30, 2013 (the "2013 Quarter") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $0.3 million for the three months ended September 30, 2012 (the "2012 Quarter"). The drivers of the $3.1 million quarter-over-quarter change are discussed below.

There are two fundamental differences when comparing the three and nine months ended September 30, 2013 and the same periods for 2012.  First, in 2012, the Company’s revenues were consolidated, but since May 2013, the Company no longer reports the field services revenue from FNES operations. Also, there were no equipment sales associated with the Hydrozonix, LLC Agreement for 2013, which had produced substantial revenue in 2012. In its annual report on Form 10-K, Ecosphere disclosed that as a result of Hydrozonix’s loss of exclusivity, it expected declining revenue and cash flow issues for one or more quarters.  Until the Hydrozonix Agreement was terminated, FNES could not expand its services business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

Revenues for the 2013 Quarter decreased $4.9 million from the 2012 Quarter. The decrease in revenue was driven primarily by failure of Hydrozonix, our U.S. licensee in the oil and gas sector, to maintain its obligations under the license agreement.  Although Hydrozonix indicated they were going to continue purchasing per the agreement and were seeking financing, they failed to pay for Units 13 and 14 that were manufactured by the Company in the first quarter of 2013. The Company agreed to allow until April 15th to obtain financing, pay for Units 13 and 14 and order Units 15 and 16 and Hydrozonix agreed not to contest their loss of exclusivity if they were unsuccessful.  As a result of their failure to obtain financing Hydrozonix lost their exclusivity and FNES now has regained the right to sell and service into the U.S. onshore oil and gas market with the Ozonix® units and is now able to expand its sales and marketing abilities to take advantage of the new opportunities. This decrease was partially offset by the sale of one Ozonix® EF80 Unit to FNES, a related party.  Additionally, the Company no longer reports field services revenue or expenses on its Statements of Operations since it no longer consolidates FNES operations.

In addition, in the 2013 Quarter, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix. Such activities resulted in $0.1 million in revenues in the 2013 Quarter as compared to $0.5 million in the 2012 Quarter.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2013 Quarter were $1.9 million as compared to $3.9 million for the 2012 Quarter. Included in the equipment sales and licensing costs for the 2013 Quarter are the costs associated with the sale of the Ozonix® EF80 and the excess costs associated with the Ozonix® EF10M that is being built for FNES.

Field Services Costs (exclusive of depreciation)

Due to the deconsolidation of FNES in May 2013, there were no field services costs for the 2013 Quarter as compared to $0.6 million for the 2012 Quarter. All field services costs are related to the services business of FNES and since deconsolidation, the Company has not incurred field services costs. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due to decreased field services revenues discussed above.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.1 million for the 2013 Quarter as compared to $0.4 million for the 2012 Quarter. During the 2012 Quarter, the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.3 million was primarily the result of mid-year 2013 cash bonuses paid and unabsorbed manufacturing labor increased due to lack of manufacturing equipment during the 2013 Quarter.

Professional Fees

The $0.2 million increase in professional fees for the 2013 Quarter was driven by the increase in consulting fees relating to two consulting agreements entered into in January 2013. In addition, legal fees increased due to the Halliburton arbitration.

(Loss) Income from Operations

Loss from operations for the 2013 Quarter was $1.7 million compared to income from operations of $0.4 million for the 2012 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2013 Quarter, the loss on investment in unconsolidated investee was $0.4 million.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss on sale of interest in unconsolidated investee

In July 2013, the Company sold 8% interest in FNES to Fidelity National Financial. In connection with the sale of the Company’s interest in FNES, the Company transferred 0.50% interest and paid $250,000 in cash to an existing FNES member. This further reduced our investment in FNES and the $250,000 cash payment was recorded on the statement of operations as “Loss on sale of interest in unconsolidated investee.”

Net loss (Income) Applicable to Noncontrolling Interest in Consolidated Subsidiary

The Company no longer has net loss (income) applicable to noncontrolling interest in our FNES consolidated majority-owned subsidiary due to the deconsolidation of FNES in May 2013. The net income applicable to noncontrolling interest of consolidated subsidiary was $0.1 million for the 2012 Quarter.

Comparison of the Nine Months ended September 30, 2013 with the Nine Months Ended September 30, 2012

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2013	2012	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$—	$17,091,344	$(17,091,344)
Equipment sales and licensing, related party	2,268,295	—	2,268,295
Field services	1,547,786	6,692,213	(5,144,427)
Aftermarket part sales	287,724	528,725	(241,001)
Aftermarket part sales, related party	122,521	—	122,521
Total revenues	4,226,326	24,312,282	(20,085,956)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	1,923,064	12,587,605	(10,664,541)
Field services (exclusive of depreciation shown below)	721,214	2,092,252	(1,371,038)
Aftermarket part costs (exclusive of depreciation shown below)	322,423	355,061	(32,638)
Salaries and employee benefits	3,991,622	3,691,375	300,247
Administrative and selling	1,012,112	1,182,788	(170,676)
Professional fees	1,562,786	567,622	995,164
Depreciation and amortization	931,504	1,657,324	(725,820)
Research and development	(3,373)	28,290	(31,663)
Gain on sale/disposal of fixed asset, net	—	(142,457)	142,457
Restructuring charge	(3,170)	(62,000)	58,830
Total costs and expenses	10,458,182	21,957,860	(11,499,678)
Income (loss) from operations	(6,231,856)	2,354,422	(8,586,278)
Loss on investment in unconsolidated investee	(483,598)	—	(483,598)
Other income (expense)
Gain on deconsolidation	29,474,609	—	29,474,609
Interest expense	(351,707)	(286,602)	(65,105)
Loss on sale of interest in unconsolidated investee	(500,000)	—	(500,000)
Other income (expense)	—	4,627	(4,627)
Change in fair value of derivative instruments	89,894	1,729	88,165
Total other income (expense), net	28,712,796	(280,246)	28,993,042
Net income	21,997,342	2,074,176	19,923,166
Preferred stock dividends	(62,064)	(77,125)	15,061
Net income applicable to common stock	21,935,278	1,997,051	19,938,227
Net loss (income) applicable to noncontrolling interest of consolidated subsidiary	187,806	(810,420)	998,226
Net income applicable to Ecosphere Technologies, Inc. common stock	$22,123,084	$1,186,631	$20,936,453

The Company reported net income applicable to Ecosphere common stock of $22.1 million during the nine months ended September 30, 2013 (the “2013 Period”) as compared to a net income applicable to Ecosphere common stock of $1.2 million for the nine months ended September 30, 2012 (the “2012 Period”).  The drivers of the $20.9 million change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

Revenues for the nine months ended September 30, 2013 decreased $20.1 million from the nine months ended September 30, 2012. The decrease in revenue was driven primarily by the absence of revenues from equipment sales due to Hydrozonix’s failure to pay for Units 13-14 on April 15, 2013, causing Hyrdozonix to lose its exclusivity to the U.S. onshore oil and gas industry. As a result, FNES regained the exclusive U.S. onshore oil and gas license for Ozonix®. After the deconsolidation of FNES in May 2013, the Company no longer reports field services revenue or expenses on its Statements of Operations since it no longer consolidates FNES operations. In July 2013, FNES purchased Ozonix® EF80 Unit 13 for $2.4 million with a down payment of $0.5 million and the remaining balance to be paid over a 36 month period. Management expects that the sale of the remaining Ozonix® EF80 Unit 14 to occur prior to the year ended December 31, 2013.

During the 2012 Period, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix. There was a decrease of $0.1 million in the sale of aftermarket parts for the 2013 Period.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

Cost of equipment sales and licensing amounted to $1.9 million for the 2013 Period as compared to $12.6 million during the 2012 Period. Included in the equipment sales and licensing costs for the 2013 Quarter are the costs associated with the sale of one Ozonix® EF80 to FNES and the excess costs associated with the Ozonix® EF10M that is being built for FNES.

Field Services Costs (exclusive of depreciation)

The cost of providing field services during the 2013 Period was $0.7 million compared to $2.1 million during the 2012 Period. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products, which were lower due primarily to the deconsolidation of FNES.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.3 million for the 2013 Period as compared to $0.4 million for the 2012 Period. During the 2012 Period, the Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.3 million was primarily the result of mid-year cash bonuses paid and unabsorbed manufacturing labor increased due to lack of manufacturing equipment during the 2013 Quarter.

Professional Fees

The $1.0 million increase in professional fees during the 2013 Period was driven by the increase in consulting fees relating to two consulting agreements entered into in January 2013. In addition, legal fees increased due to the Halliburton arbitration.

(Loss) Income from Operations

Loss from operations during the 2013 Period was $6.2 million compared to income of $2.4 million for 2012 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2013 Period, the loss on investment in unconsolidated investee was $0.5 million resulting from a cash payment of $250,000 and the transfer of 0.5% interest in FNES to a member of FNES.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Gain on Deconsolidation

The sale of our controlling interest in FNES resulted in the recognition of a $29.5 million gain for the 2012 Quarter. Effective May 24, 2013, the Company began to account for its investment in FNES using the equity method of accounting.  See “Loss on investment in unconsolidated investee” above for details.

Loss on sale of interest in unconsolidated investee

In July 2013, the Company sold 8% interest in FNES to Fidelity National Financial. In connection with the sale of the Company’s interest in FNES, the Company transferred 0.5% interest and paid $250,000 in cash to an existing FNES board member. This further reduced our investment in FNES and the $250,000 cash payment was recorded on the statement of operations as “Loss on sale of interest in unconsolidated investee.”

Net loss (Income) Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss (income) applicable to the noncontrolling interest in our FNES consolidated majority-owned subsidiary decreased by approximately $1.0 million due to the deconsolidation of FNES.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Net cash (used in) provided by operating activities	$(8,570,886)	$3,022,591
Net cash provided by investing activities	$7,775,147	$64,513
Net cash used in financing activities	$(233,409)	$(1,514,290)

2013 Period

Operating Activities

Net cash used in operating activities was $8.6 million for the nine months ended September 30, 2013, compared to net cash provided by operating activities of $3.0 million for the nine months ended September 30, 2012. Cash used in operating activities for 2013 resulted primarily from the operating loss of $6.2 million, and $3.3 million for the build out of the two Ozonix® EF80’s, offset by noncash expenses of approximately $1.4 million.  The Company also paid down its accounts payable and accrued expenses by approximately $780,000 and financed the sale of an EF-80 to FNES in the amount of approximately $1.9 million.  Exclusive of paying down our accounts payable and accrued expenses, and providing financing terms to FNES for the sale of an EF-80, we used approximately $4.3 million in operations during the nine months ended September 30, 2013.

Investing Activities

The Company’s net cash provided by investing activities of $7.8 million was the result of net proceeds from the sale of a 12% interest in May 2013 and an additional 8% in July 2013 in FNES totaling approximately $9.6 million, offset by $0.2 million of property and equipment purchases, the repayment of $1.4 million advanced by FNES, and $0.25 million of cash held by EES on the date of deconsolidation.

Financing Activities

The Company's net cash used in financing activities consisted primarily of the repayment of $1.0 million in notes payable and other financing obligations, offset by $0.8 million of proceeds from the exercise and modification of warrants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2012 Period

Operating Activities

Cash provided by operating activities in the 2012 period of $3.0 million resulted from net income applicable to Ecosphere Technologies, Inc. common stock of $1.2 million, non-cash charges of $3.7 million, partially offset by a $1.9 million use of cash resulting from working capital changes.

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

Financing Activities

The Company's net cash used in financing activities consisted of a $1.6 million cash distribution to the noncontrolling partners of the Company's wholly-owned FNES subsidiary and $0.3 million in debt repayments.  Partially offsetting these uses of cash was $0.4 million in cash proceeds from option and warrant exercises and warrant modifications.

Liquidity

As of September 30, 2013, the Company had cash on hand of approximately $1.4 million and a working capital of $3.0 million.  As of November 5, 2013, the Company had cash on hand of approximately $0.6 million.  In July 2013, the Company sold an additional 8% interest in EES for gross proceeds of $4 million, and sold an Ozonix® EF80 unit to EES for $2.4 million, $500,000 of which was paid in July 2013, and the remainder payable in equal monthly installments of approximately $52,778 over 36 months.  Management believes that its current plans will provide sufficient liquidity for the next twelve months and beyond.  Management’s plans and potential opportunities include the following:

The Company plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

FNF, the purchaser of the 20% interest in EES, requested, and was granted, an option to acquire an additional 12% interest in EES for $6 million by the end of 2013.

•

The Company expects to sell the remaining EF80 unit it has in inventory by the end of 2013 or place it in one of its developing verticals.  The list price for the EF80 is in excess of $4 million.

•

The Company plans to sell minority rights to the Ozonix® technology for use in industries outside of oil and gas exploration that management expects will result in similar realization of value as that realized by the development and sale of rights to the technology to EES.  The Company owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including Agriculture, Environmental, Food and Beverage, Industrial, Mining, Metals and Minerals, Marine, Public and Private Utilities, and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption and industrial consumption and industrial disposal or for re-use. The Company is launching an offering of a minority interest in Ecosphere Mining, LLC and Ecosphere Municipal, LLC and retained Ladenburg Thalmann to raise the necessary working capital.

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future.  However, the Company cannot provide any assurance that these plans will be successful.

The Company’s $300 million arbitration proceeding is scheduled for a final hearing in February 2014.  If we obtain a material award, it will dramatically improve our liquidity.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Contractual Obligations

	For the Twelve Months Ending September 30,
	2014	2015	2016	2017	2018	Thereafter	Total
Third party debt	$425,221	$863,575	$59,091	$9,949	$9,999	$11,561	$1,379,396
Capital lease obligation	15,155	15,938	16,762	13,138	—	—	60,993
Operating leases	32,173	43,858	45,172	46,530	47,931	12,071	227,735
	$472,549	$923,372	$121,025	$69,616	$57,930	$23,632	$1,668,124

The Company paid $0.9 million in principal to convertible note holders during the second quarter of 2013.

During the three months ended September 30, 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2019.

Except as disclosed above, there were no material changes to the Company’s contractual obligations during the third quarter of 2013.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 14 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended September 30, 2013 and during the three months ended September 30, 2012.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including expanding our technology into other industries, replicating the success of our former subsidiary, the value of subsidiaries in other verticals, anticipated and potential revenue, expected sales of the remaining Ozonix® EF80, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to finance the Company’s revenue generating equipment, the ability to find a purchaser for our Ozonix® unit, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties, general reluctance of businesses to utilize new technology and continued positive results in the field.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances of $1.5 million as of September 30, 2013 were held in insured depository accounts, $1.3 million of which exceeded insurance limits.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.  During the period covered by this report, there were no material changes to any pending legal proceedings to which we are a party.

ITEM 1A.

RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2012.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to those unregistered securities previously disclosed in reports filed with the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act.”  Unless stated, all securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Rule 506(b) under the Securities Act.

In July 2013, three note holders agreed to extend the maturity dates of their outstanding notes to March 2014.  As consideration for the extensions, the Company reduced the conversion price of their notes to $0.42 and issued the note holders 368,467 five-year warrants exercisable at $0.42 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.

MINE SAFETY DISCLOSURES.

None

ITEM 5.

OTHER INFORMATION.

On November 11, 2013, the Company filed a Certificate of Correction in order fix a scrivener’s error in the conversion rate of its Preferred Stock in the event of a stock split on the Company’s common stock. The Preferred Stock conversion rate calculation had the number of shares issuable upon payment of a dividend or distribution included in the denominator as opposed to the numerator. The Certificate of Correction is filed as Exhibit 3.4 to this report and is incorporated herein under this Item 5.

ITEM 6.

EXHIBITS.

See the Exhibit Index.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

November 12, 2013	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

November 12, 2013	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed or Furnished
No.	Exhibit Description	Form	Date		Number	Herewith

3.1	Certificate of Incorporation	10-QSB	12/11/06		3.1
3.2	Certificate of Amendment	10-K	3/25/09		3.2
3.3	Certificate of Correction	10-K	3/25/09		3.3
3.4	Certificate of Correction					Filed
3.5	Bylaws	10-QSB	12/11/06		3.2
3.6	Amendment to the Bylaws adopted June 17, 2008	10-Q	11/13/08		3.3
3.7	Amendment to the Bylaws adopted August 12, 2010	10-Q	8/16/10		3.6
3.8	Amendment to the Bylaws adopted October 20, 2011	10-K	3/15/12		3.7
10.1	Fidelity Unit Purchase Agreement 2013	10-Q	8/9/13		10.3
10.2	First Amendment to the Technology License Agreement	10-Q	8/9/13	`	10.4
10.3	Second Amended and Restated FNES (formerly EES) LLC Agreement	10-Q	8/9/13		10.5
31.1	Certification of Principal Executive Officer (Section 302)					Filed
31.2	Certification of Principal Financial Officer (Section 302)					Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)					Furnished**
101.INS	XBRL Instance Document					Filed
101.SCII	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL; Taxonomy Extension Calculating Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

———————

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