Form 10-K
period 2013-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2014-03-17
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $51,000,000.

The number of shares outstanding of the registrant’s common stock, as of March 12, 2014, was 164,147,155.

PART I

ITEM 1.

BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is an innovative U.S. technology licensing and manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: technologies like Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world.

Business Strategy

Our management team executes on a business strategy that is driven by open innovation and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley. The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network,” our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental challenge,

2.

Invent new technologies and file patents,

3.

Partner with industry leaders,

4.

Commercialize and prove the technology with ongoing services paid for by customers and industry leaders,

5.

License the patented, commercialized technologies to well capitalized partners, and

6.

Create recurring revenues and increase shareholder value.

As a result, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water and environmental challenges. Our patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (“AOP”) designed to treat and recycle industrial wastewater without the use of toxic chemicals and our Ecos PowerCube® is the world’s most powerful, mobile, solar-powered generator that can be used in the world’s most remote, off-grid locations.

In addition to Ozonix® and Ecos PowerCube®, we have developed an extensive portfolio of intellectual property that includes approximately 35 patents that have been filed and approved in various locations around the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Our current focus is on licensing Ecosphere’s patented Ozonix® and Ecos PowerCube® technologies, although our other technologies and patents remain a viable part of our long-term technology licensing strategy.

Technologies

OZONIX®

Many water recycling processes use chemicals - chemicals that are costly and harmful to the environment. Ecosphere’s patented Ozonix® water treatment technology offers customers a chemical-free alternative to high-volume water disinfection and recycling for a diverse range of industries and applications ranging from the oil and natural gas industry and mining to agriculture and municipal wastewater treatment.

Description

The patented Ecosphere Ozonix® technology combines multiple forms of Advanced Oxidation Processes (AOP’s) into one broad-spectrum water treatment technology to oxidize and destroy organic matter, bacteria, biofilms, heavy metals, hydrocarbons and sulfides that are typically found in industrial wastewaters. Ozonix® eliminates the need for conventional liquid chemical biocides and scale-inhibitors that are typically required to control bacteria growth and scale deposition in a wide variety of wastewater treatment and disinfection applications. The patented Ozonix® process can also be used to produce an environmentally safe oxidant that can be used as a leaching agent or for further disinfection.

The patented Ozonix® process, in summary, saturates contaminated water with ozone (O3) and uses hydrodynamic cavitation, acoustical cavitation, and electrochemical oxidation to oxidize and destroy micro-organisms, while generating no harmful disinfection byproducts. As water cycles through an Ozonix® reactor, bacteria cell walls are destroyed and contaminates are oxidized, returning clean water that is ready for use, re-use and/or final treatment for discharge applications.

There are four oxidation processes embodied in the Ozonix® technology, which synergistically provides enhanced cost and process efficiencies versus alternative treatment options. The four treatment processes are discussed below:

4
3
2
1

ZONE 1
HYDRODYNAMIC CAVITATION

O3

ZONE 2
OZONE (O3)

ZONE 3
ACOUSTIC CAVITATION

ZONE 4
ELECTROCHEMICAL OXIDATION

Hydrodynamic Cavitation - results in the disruption of microorganisms and oxidation of pollutants through mechanical (i.e., conditions of high-intensity turbulence and shear generated in the flow) and chemical means by virtue of local hot spots and reactive free radicals. As the disinfection takes place by a combination of chemical and mechanical means, it is unlikely that bacteria can become resistant to the Ozonix® treatment system, as observed with conventional disinfection chemistry techniques. As water enters the Ozonix® process it passes through a series of proprietary static mixing plates creating massive volumes of micro bubbles that grow in size based on the pressure fluctuations and finally collapse, releasing a large quantum of energy.

The cavitation process is composed of two stages: (1) rapid increase in the size of a micro bubble and (2) fast bubble collapse and the formation of a “hot spot,” a high temperature residual bubble. Under these extreme conditions, vaporized water molecules are dissociated into free oxidative (and reductive) radicals. One of the most abundant radicals is the hydroxyl radical whose oxidation potential is slightly lower than that of fluorine, the strongest oxidizer known. However, unlike fluorine and chlorine, hydroxyl radicals are safe for the environment and people. Though conventional treatment processes require the addition of chemicals, cavitation is based on the creation of oxidative and reductive radicals directly from water, which either recombine to form stable byproducts or they react with the molecules causing their degradation. These cavitating conditions result in strong oxidation capacity capable of oxidizing harmful chemicals present in the water or wastewater.

Ozone - the next phase of the treatment is based on the injection of ozone gas, which is a very powerful oxidizing agent that can react with most species containing multiple bonds at high rates and also results in significant degrees of disinfection. These oxidations only require good contact of ozone with the chemical constituents. Residual bacteria that may have survived the first step of hydrodynamic cavitation are also subjected to the highly reactive oxidative power of ozone. During this second step, residual metals are also oxidized by ozone forming various oxides. It is important to note that the Ozonix® process also destroys the environment and food source for the survival of bacteria.

Acoustical Cavitation and Electrochemical Oxidation - the main stage of the Ozonix® technology consists of an oxidation zone where the combination of ozone with ultrasound-induced acoustical cavitation and electrochemical oxidation results in the oxidation of pollutants, as well as water disinfection. Ultrasound is passed using multiple transducers that give much better cavitational activity in the reactor and also better energy transfer efficiencies. The combined operation in this stage gives much higher overall oxidation capacity as the effects of the individual operations are complimentary to each other. Thus, a combination of ozone with other advanced oxidation techniques, which can give better contact and mass transfer rates, results in a significant degree of process intensification.

Similarly, electrochemical oxidation has been found to be an environmentally friendly technology able to mineralize completely non-biodegradable organic matter and to eliminate nitrogen species, and hence can be effectively applied to industrial water treatment. Historically, a major drawback of electrochemical oxidation by itself has been the mass transfer limitations and high-energy requirements of the process, which have made the application of electrochemical oxidation in the water treatment facilities uneconomical. The efficacy of electrochemical oxidation can be enhanced if it is effectively combined with ozonation or cavitation, such as in the Ozonix® process.

Based on the principle of combined oxidation, the design of the Ozonix® technology utilizes a combination of ozone, hydrodynamic/acoustical cavitation and electrochemical oxidation. The main benefits of this unique combination of processes are enhanced oxidation capacity attributed to the generation of hydroxyl radicals in the reactor, enhanced contact of ozone molecules with the contaminants due to the turbulence generated in the reactor, and elimination of mass transfer resistances in the electrochemical oxidation cell that facilitates better contact of the contaminants with the electrodes. The combined operation of ozone and ultrasonic irradiation/hydrodynamic cavitation also means that in addition to direct attack by ozone, hydroxyl radicals formed in the system attack the contaminants present in the effluent, increasing the process efficiency. The combined effect of all these factors results in the enhanced oxidation capacity and the reduction in the treatment times versus the individual processes. Thus, the simultaneous operation of combined oxidation processes leads to additional oxidation mechanisms in the reactor significantly enhancing the effectiveness of the process.

Features and Benefits

•

Chemical free - eliminates the use of harmful chemicals, waste byproducts and residual pollutants;

•

High volume - provides rapid on-site water treatment and reclamation;

•

Self-contained - eliminates separation, transportation and disposal costs; and requires minimal mobilization and demobilization;

•

Highly effective - oxidizes contaminates and kills bacteria “on-the-fly”; and,

•

Environmentally safe - preserves vital natural water resources for current and future generations.

Competitive Advantages

Historical treatment methods for the control of bacteria, biofilms, scaling, algae and fungi are by the addition of anti-microbial chemicals (biocides) and anti-scale chemicals (scale-inhibitors). Various oxidizing and non-oxidizing chemical disinfectants are commercially available and have been successfully employed; however, these chemicals must be continually added. Even with automatic addition methods, chemical treatment systems must be monitored and adjusted frequently to maintain the desired level of residual chemicals and verify control of microbial growth. In addition, some microorganisms do become highly resistant. Not only does the Ozonix® process avoid the use of harmful chemicals such as chlorines, biocides (e.g., glutaraldehyde), etc., but the Ozonix® process has a much larger oxidation and disinfection capacity, leading to beneficial effects.

Awards and Accolades

Ecosphere’s numerous awards and accolades evidence the importance and quality of its Ozonix® technology and treatment process. For example:

•

Ecosphere and FNES were named Water Management Company of the Year in the Midcontinent Oil & Gas Awards. The Midcontinent Oil and Gas Awards is a platform for the oil and gas industry to demonstrate and celebrate the advances made in the key areas of environmental stewardship, efficiency, innovation, corporate social responsibility and health & safety.

•

Ecosphere was named the winner in the Clean Tech/Green Tech category for the 2013 TechAmerica Foundation American Technology Awards. This award crosses the technology industry, recognizing products and services like Ecosphere’s patented Ozonix® technology for the treatment and recycling of water.

•

Ecosphere was chosen by Bloomberg New Energy Finance as a 2013 New Energy Pioneer. The awards program, now in its fourth year, selects 10 New Energy Pioneers each year. An independent panel of industry experts selected the winners from more than 200 candidates from around the world, assessing them against three criteria: innovation, demonstrated momentum and potential global scale.

•

Ecosphere was selected by IHS CERAWeek (an annual energy executive gathering hosted by IHS) as a 2013 Energy Innovation Pioneer. The Energy Innovation Pioneers program, held annually in conjunction with IHS CERAWeek, aims to identify the most innovative and distinctive new technologies in the energy spectrum. Criteria include creativity, feasibility of plan, scalability of technology and leadership team.

•

Ecosphere was selected as a finalist for the 2013 World Technology Awards in the Corporate Environment category. The World Technology Awards have been presented since 2000 as a way to honor those in 20 different categories doing “the innovative work of the greatest likely long-term significance.” Nominees for the 2013 World Technology Awards were selected by the WTN Fellows (winners and finalists from previous annual award cycles in the individual categories) through an intensive, global process lasting many months.

•

Ecosphere was awarded the 2012 Frost & Sullivan North American Product Leadership Award in the Disinfection Equipment for Shale Oil and Gas Wastewater Treatment category. The 2012 Product Leadership Award recognizes Ecosphere’s leadership in the field of advanced water treatment, specifically in providing energy exploration and production companies with a non-chemical solution that allows them to recycle flowback and produced water with an ozone-based advanced oxidation process.

•

Ecosphere has been chosen by the Artemis Project for the Artemis Top 50 Water Tech listing for the last three consecutive years. The Artemis Water Tech Review brings together an elite group of water users that are seeking new solutions. An international network of hundreds of industry experts recommends promising companies, and Artemis guides the jury through a rigorous evaluation process. From a diverse pool of hundreds of applicants, the jury scores build a listing of 50 leaders in water tech.

Market Opportunities

The fundamental macro market driver for clean technology is intensifying resource constraints — everything from freshwater to energy feedstocks — due to combined urbanization, a global population now exceeding 7 billion, and resource scarcity. The global water market — comprised of numerous activities — is estimated at $425 billion. Its growth is being driven by macro political, financial, social and ecological considerations.

At a high level, demand for water can be broken down into three major water use sectors:

•

Food & Agricultural (70 percent of freshwater use);

•

Energy & Industry (20 percent) — the percentage of a country’s industrial sector water demand is generally proportional to its average income level; and,

•

Human settlements (10 percent) — between 2009 and 2050, the world population is expected to increase by 2.3 billion, and urban areas are expected to absorb essentially all of the population growth.

The Ozonix® technology has the potential to be applied across numerous market sectors and industries. The potential applications are numerous, and some exemplary target markets and sub-markets include but are not limited to:

•

Agriculture (Grain Growing and Processing, Livestock Farms and Feedlots, Aquaculture, Fish Farming, Irrigation)

•

Energy (Onshore and Offshore Oil and Gas Exploration and Production, Power Generation, Refineries, Coal)

•

Food and Beverage (Drinking Water, Breweries, Dairy, Livestock Processing, Fruits and Vegetables, Sugar)

•

Industrial (Automotive, Biotechnology, Manufacturing, Metals, Microelectronics, Pharmaceutical, Textiles)

•

Marine (Ballast Water, Marine Process Water, Onboard Grey Water)

•

Mining (Acid Mine Drainage, Metals, Minerals, Process Water Treatment, Tailing, Leachate, Lixiviation and Recovery)

•

Municipal (Municipal Drinking Water, Sewage, Storm and Drainage Water Treatment)

Intellectual Property Protection

Ecosphere, who is a leader in the development of emerging Advanced Oxidation Process (AOP) technologies, has a portfolio of intellectual property that includes five issued United States patents, plus one recently approved Notice of Allowance in January 2014, as well as numerous foreign patents, trademarks and pending patent applications associated with the Ozonix® process. In addition to the patent protection, as with most process technologies, trade secrets and know-how are also important assets providing Ecosphere with a competitive advantage.

ECOS POWERCUBE®

Description

The Ecos PowerCube® is the world’s most powerful, mobile, solar-powered generator. It is a patented, self-contained, self-sustaining, solar-powered generator that uses the power of the sun to provide energy, communications and clean water to the world’s most remote, off-grid locations. The Ecos PowerCube® is protected by U.S. Patent No. 8,593,102.

The Eos PowerCube® is designed to meet the growing demand for off-grid energy, water and communication utilities.

Features and Benefits

The Ecos PowerCube® represents a combination of Ecosphere’s patented technologies and its innovative manufacturing know-how and experience. The Ecos PowerCube® is designed to deliver:

•

Anytime, Anywhere Power: the foundation of the system is the Ecos PowerCube® and its patented array of stacked solar panels. When deployed on site, the Ecos PowerCube® provides a photovoltaic surface area approximately 3x that which is normally obtainable in a given footprint. The 40’ Ecos PowerCube® can provide up to 17kW of electricity to power numerous utility functions, and higher power if multiple Ecos PowerCubes® are combined.

•

Critical Water Supply: a water filtration module is capable of converting arsenic-, bacteria- and waste-laden groundwater into water suitable for drinking, cleaning, and cooking. The potable water produced meets the World Health Organization standards for clean drinking water. Another option is a module that extracts water directly from the atmosphere.

•

Versatile: numerous applications, such as: industrial remote utilities, off-grid telecommunication base stations, military remote utilities and base stations, remote habitation (e.g., physical islands and remote villages) and many others.

•

Portable: capable of being transported and delivered by truck, train, boat, helicopter or plane.

•

Durable: patented solar panel array protects solar panels during transportation and inclement weather.

•

Powerful: provides users with the maximum amount of solar power generation possible (in 10, 20 and 40 foot standard ISO shipping container footprints).

•

Rapid Deployment: the solar panel array can immediately be deployed and engaged once the Ecos PowerCube® arrives on location.

•

Reliable: 24/7 energy to power a wide variety of remote, off-grid support systems including but not limited to electrical power management systems, wireless/satellite/voice over internet protocol (VOIP) communication systems, wireless connectivity and more.

•

Sustainable: uses the power of the sun to generate electricity for numerous off-grid support needs.

•

Range: has the ability to provide wireless connectivity and communications in remote, off-grid scenarios.

The Ecos PowerCube® is revolutionary in the fact that it will use only the power of the sun to create and store the energy needed to run water filtration and communication components, pumps, motors, and/or a wide variety of other devices requiring power. Multiple Ecos PowerCube® systems can be combined when greater power needs are required.

Market Opportunities

The Ecos PowerCube®’s ability to provide off-grid micro utility needs has applicability in numerous markets and sub markets, including:

•

Industrial Remote Utilities

•

Off-Grid Telecommunication Base Stations / Cell Tower Support

•

Military Base stations / Remote Utilities

•

Humanitarian Relief and Emergency / Disaster Preparedness

•

Remote habitation

•

Numerous Others

Intellectual Property Protection

After approximately seven years under review in the United States Patent office, Ecosphere received issuance of a U.S. patent for the Ecos PowerCube® in November 2013.

The U.S. patent expires in December 2027.

This patent relates to a portable, self-sustaining solar power station.

Intellectual Property Portfolio

Ecosphere has an extensive portfolio of patents and trademarks that have been filed and approved in various locations around the world, including six patents related to the Ozonix® and one related to the Ecos PowerCube®. Since 1998, Ecosphere has been a water industry innovator, when company founders began developing eco-friendly technologies to solve major water remediation challenges on land and at sea. The majority of our green technologies focus on the cavitating properties of water and eliminating the wide-spread use of toxic chemicals through technologies like our patented Ozonix® technology. Ecosphere has an extensive portfolio of patented clean technologies that can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems.

During 2013, Ecosphere retained a leading company in the field of intellectual property valuation, to perform an analysis for value of our patented Ozonix® technology portfolio. We received the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which Ecosphere owns 30.6% interest in Fidelity National Environmental Solutions, LLC (“FNES”). While this valuation is subject to a number of assumptions, Ecosphere believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

Historical Intellectual Property Monetization

Ecosphere has a history and track record of successfully monetizing its intellectual property and technology. Ecosphere’s first successful intellectual property commercialization project was a patented coatings removal process that removed paint from ships in the heavy marine industry using a patented ultra-high pressure robotic coatings removal technology that magnetically attached to the surface of a ship and was controlled wirelessly by an operator. Ecosphere’s robotic coatings removal technology was sold in 2007. At this point, Ecosphere began to focus all of its efforts on its proprietary water and wastewater treatment technology that was developed to support the robotic coatings removal process.

In 2009, Ecosphere formed Ecosphere Energy Services, LLC, now FNES, to license its patented Ozonix® water treatment technology across the global energy sector. Since 2008, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over four billion gallons of water on more than 900 oil and natural gas wells, protecting $4 billion worth of well assets, and generating over $65 million in revenue.

From a technical standpoint, Ecosphere has proven the Ozonix® process in the most technologically challenging treatment market sector, the oil and gas segment of the energy industry; therefore, Ecosphere believes that the technological risks faced when entering the other target sectors and industries are significantly diminished. From a business standpoint, Ecosphere has successfully created a subsidiary to target the energy industry (one of numerous target markets), and a recent transaction valued just this one subsidiary at $50 million. It is important for shareholders to note: that in 2009 when FNES, formerly EES, was initially established and the technology was not yet commercially or technologically proven, FNF invested $7.5 million in FNES at a $37.5 million valuation to build the equipment that is in use today at Southwestern Energy.

Ecosphere’s strategy is to further leverage the Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth. In addition to FNES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific subsidiaries. Ecosphere has formed six subsidiaries, which includes; Ecosphere Agriculture, LLC, Ecosphere Food & Beverage, LLC, Ecosphere Industrial, LLC, Ecosphere Marine, LLC, Ecosphere Mining, LLC and Ecosphere Municipal, LLC.

Ecosphere’s strategy is to replicate its experience with FNES by recruiting outside investors in its subsidiaries and then exploiting Ozonix® sublicenses in each industry specific field-of-use. Ecosphere has hired investment banker Ladenburg Thalmann & Co., Inc. to assist it with obtaining equity financing for these subsidiaries, and has initially focused its efforts on Ecosphere Mining, LLC.

Similar to the actual results associated with FNES, Ecosphere’s expectations are that a subsidiary would initially be valued at, for example, $50 million (based on the anticipated completion of a financing), and built to a point where each subsidiary would be licensed and sold to a large market player for a much larger value. We cannot assure you that we will be able to complete any financing for a subsidiary or if we do it will be at this valuation.

Ecosphere is also actively marketing the Ecos PowerCube® intellectual property to potential buyers.

Active Subsidiaries and Investments

Fidelity National Environmental Solutions, LLC (“FNES”), formerly Ecosphere Energy Services, LLC (“EES”)

FNES, a leading water treatment provider to the energy services sector, has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. FNES currently provides licensing partners and energy exploration companies with patented Ozonix® mobile wastewater treatment equipment to eliminate harmful chemicals from hydraulic fracturing operations around the United States. We recently announced its expansion to Canada.

Ecosphere currently owns 30.6% of FNES and is the exclusive manufacturer of all Ozonix® related products. Its exclusive manufacturing rights expire in May 2015.

Ecosphere Mining, LLC

Ecosphere Mining, LLC is a newly formed subsidiary of Ecosphere Technologies, Inc. that has been granted an exclusive field-of-use license for Ecosphere’s patented Ozonix® technology for the global hardrock mining industry. In the hardrock mining industry, Ozonix® will be used to treat ores to increase ore recovery rates, and reduce the amount of cyanide or chemical lixiviant required for hydrometallurgical extraction and also mitigate environmental effects associated with conventional cyanide leaching techniques.

Ecosphere’s Ozonix® water treatment technology is a clean, cost-effective solution for reducing and reusing the residual wastewater streams produced in the mining industry – helping customers increase profitability, decrease production costs, and reduce overall chemical consumption, while protecting the environment and surrounding water resources of large heritage lands.

Ecosphere Mining, LLC has hired investment banker Ladenburg Thalmann & Co., Inc. to assist it with obtaining equity financing.

Description of Business Over Five Years

Over the past five years, we have concentrated on developing and improving our Ozonix® technology and the equipment through which we deliver services to oil and gas exploration companies. Our initial Ozonix® product line was called Ecos-Frac® tank. We manufactured and began testing the prototype of the Ecos-Frac® tank in the first quarter of 2009. In July 2009, we entered into a two-year Master Service Agreement with two subsidiaries of Southwestern Energy and received a work order under this Agreement for the deployment of Ecos-Frac® tanks to pre-treat water used to fracture natural gas wells in the Fayetteville Shale. Those services, provided by what is now known as FNES, continue to date under another Agreement which FNES more recently entered into with Southwestern.

In 2009, Ecosphere also entered into an agreement with Newfield Exploration Co., which used our Ecos-Brine® technology in the Woodford, Shale, and Oklahoma to treat flowback waters. Following approval by the Corporation Commission of Oklahoma in July 2009, we began providing services to Newfield. Until November 2013, Newfield was a customer of FNES.

In 2010, FNES continued to provide services to both Southwestern and Newfield. In late 2009 and early 2010, we delivered Ecos-Frac® units to FNES for use in the Fayetteville Shale in Arkansas. During the summer of 2010, Ecosphere and FNES made a significant effort to generate business by assisting in the Gulf oil spill clean-up. Like many other companies, which believed they had chemical-free solutions for separating the oil from the ocean and marshes, our efforts were not successful in securing a contract with BP. Additionally, in 2010, we had identified the full opportunities for Ozonix® technologies outside of energy and began limited efforts to generate interest from a potential customer or partner. In late 2010, we formed a new mining subsidiary and commenced initial efforts to raise seed capital, which were not successful.

In March 2011, Ecosphere and FNES entered into a 20-year definitive agreement with Hydrozonix, LLC (“Hydrozonix”). That agreement granted an exclusive technology license agreement with Hydrozonix to deploy the Ozonix® technology in the United States for the on-shore oil and gas industry. Hydrozonix agreed to purchase two units per quarter over a two-year period. In the third quarter of 2011, we manufactured and delivered the initial two units and followed with an additional two units late in the fourth quarter of 2011. The bulk of our efforts in 2011 were focused on the manufacture of Ozonix® EF80 units for Hydrozonix. Meanwhile, 2011 was a record year. We generated $21.1 million of revenues as the delivery of the four units to Hydrozonix made a material impact.

In 2012, we continued the manufacturing and delivery of Ozonix® EF80 units to Hydrozonix. FNES continued its services to its energy customers. In 2012, we generated record revenues of $31.1 million, again with the increase due to the sale of 12 Ozonix® EF80 units to Hydrozonix.

In 2013, we experienced a change in a relationship with Hydrozonix. During the first quarter as required by our agreement, we manufactured units 13 and 14. However, Hydrozonix was unable to pay for the units and in mid-April 2013, lost its exclusive license. We ultimately sold units 13 and 14 later in the year to FNES in exchange for cash and monthly payments over a three-year period. In May and July, Fidelity National Financial, Inc. [NYSE:FNF], a Fortune 500 company, increased its investment in FNES by paying us $10 million for 20% of that subsidiary. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of Ecosphere’s global Ozonix® intellectual property portfolio. Once we fell below the 50% ownership threshold, we ceased to be the managing member and, at the request of FNF, we agreed to change the name to FNES. FNF also obtained an option to purchase an additional 12% for $6 million by December 31, 2013 and that option lapsed.

Beginning in the fall of 2013, we began focusing more of our attention on the other industries and applications for our patented Ozonix® technology, formed six new limited liability company subsidiaries and entered into an agreement with Ladenburg Thalmann & Co., Inc. to provide financing for Ecosphere Mining, LLC on a best-efforts basis. The transaction documents were completed very late in the year. We expect to complete financing for Ecosphere Mining in 2014. Late in 2013, the United States Patent Office, after seven years, issued a patent for our Ecos PowerCube®. As a result, we have begun to seek a financial or strategic partner to license the Ecos PowerCube®.

In June 2013, Ecosphere announced its newest product for the oil and gas hydraulic fracturing market, the Ozonix® EF10M. The Ozonix® EF10M comes as an addition to Ecosphere’s highly successful line of Ecos-Frac® mobile water treatment products that have been used to treat and recycle over 4 billion gallons of water on more than 900 oil and natural gas wells around the United States.

In September 2013, Ecosphere announced that it had filed a series of environmental patent applications with the United States Patent and Trademark Office. These patent filings teach a method to use Ecosphere’s patented Ozonix® water treatment technology to increase and maintain desired oxygen levels in the C-44 Canal (St. Lucie Canal) that feeds the St. Lucie Estuary and Indian River Lagoon. The St. Lucie Estuary and Indian River Lagoon are one of the most bio diverse ecosystems in North America, with more than 4,000 plant and animal species, including 36 endangered and threatened species.

In December 2013, Ecosphere announced completion of its first Ozonix® Ore Recovery Equipment (ORE) system for Ecosphere Mining, LLC, a wholly-owned subsidiary of Ecosphere, and a new Mobile Operations Vehicle (MOV) that is designed to remain on location for extended periods of time when Ecosphere is demonstrating its Ozonix® ORE system for customers around the United States.

In January 2014, Ecosphere announced that FNES signed an exclusive technology licensing and equipment purchase agreement with Hydrosphere Energy Solutions, a Canadian Corporation, to deploy its patented Ozonix® water treatment technology in Alberta and the Northeast part of British Columbia, Canada. Under the terms of the agreement, Hydrosphere Energy Solutions is required to purchase: one Ozonix® EF10M unit for immediate delivery, eight Ozonix® EF10 units within the first 12 months, one Ozonix® EF80 unit within the first 12 months and a minimum of two Ozonix® EF80's within 24 months following the delivery of the first purchased Ozonix® units. Hydrosphere has also agreed to pay on-going royalty payments to FNES on all water processed in the licensed territory. So long as the commitments are met, Hydrosphere shall remain the exclusive sub-licensed partner of FNES in the Alberta and Northeast British Columbia, Canada for all hydraulic fracturing applications.

Sales and Marketing

We rely on our officers for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs as well as inbound marketing techniques to bring potential customers to our website to learn about our unique technologies and product offerings. We have developed a marketing and communications strategy with our creative advertising agency to place our Company information and ads on various industry websites. Current marketing opportunities include attendance at key trade shows, presentations to industry and analyst groups and one on one conferences as appropriate. Ecosphere employs a Director of Business Development who is working with management to expand our business to other industry applications, as well as assisting in expanding business for FNES and our licensing partners. In 2013 Ecosphere engaged The Blueshirt Group to serve as its integrated investor and public relations firm. As part of its corporate communication services, this firm provides Ecosphere with business and press coverage, which helps promote Ecosphere's patented technologies and innovative solutions.

Manufacturing

Ecosphere designs, develops and manufactures all of its technologies and equipment at our Company headquarters in Stuart, Florida using our in-house production facilities and a network of selected original equipment manufacturers to supply components. Our design engineering and manufacturing teams continue to improve our products at this manufacturing and production facility.

We have invested in proven development techniques including CAD/CAM, finite element analysis and 3D modeling. In addition, during 2010, Ecosphere secured an adjacent building to provide for expansion of our manufacturing capabilities, and we have continued to invest in additional machining tools and equipment to bring more fabrication in-house. This reduces both our cost and time to completion for units being built in this facility. We also believe that there is a benefit in increased quality. We have also expanded our manufacturing staff capabilities through training or specialized hires. We expect to continue this investment, as we believe this will produce significant benefits in terms of higher quality, faster completion and lower costs. Certain processes and components will continue to be fabricated offsite. We also continue to invest in maintaining our ISO 9000 certification.

Research and Development

During the three years ended December 31, 2013, Ecosphere spent approximately $275,000 on research and development.

Intangible Assets

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere is required to value its patents and patents pending at the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take in to account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20-year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry specific partners.

Employees

At March 12, 2014, we had 42 total employees. This does not include FNES employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationships with our employees are good.

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

Although we reported net income applicable to our common stock of approximately $19.3 million, our auditors have issued a going concern opinion. We also had working capital of approximately $842,000 at December 31, 2013. This opinion is based upon our lack of steady revenue and income as we are beginning to monetize our intellectual property. Our continued existence is partly dependent upon generating working capital, raising capital and selling interests in our intellectual property. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to an operating loss in the current year.

If we do not generate positive cash flow, we will be required to engage in a future financing.

We will continue to be dependent upon our ability to monetize our intellectual property or a future financing. Recently we raised approximately $1.95 million from the sale of the Notes and warrants. We are seeking to raise an additional $3.05 million from the sale of Notes and warrants. However, we cannot assure you that we will be successful in raising sufficient capital to run our operations. We also are currently conducting an offering of ownership interests in one of our subsidiaries, Ecosphere Mining, LLC. If this offering is not successful, we might be required to raise funds through Ecosphere in order to enter into new industries and applications which may dilute our existing shareholders.

Our business model focuses on inventing and patenting solutions to environmental problems, proving our patented solution works, and then monetizing our intellectual property through sales and licensing. Thus, there will be times in the future as it has been in the past where we may need to raise capital to continue operations or expand our operations to deal with increased business.

Because of the difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business.

Although we believe we have the most proven and commercialized non chemical solution for treating industrial wastewaters including recycling frac flowback water and produced water stemming from the production of oil and natural gas wells, we face severe competition from a number of sources including service companies and various chemical companies which may adversely affect our future results of operations and financial condition.

In its providing services to oil and gas drilling companies, FNES competes with oil and gas service companies and the various chemical companies. Service companies actually use the chemicals supplied by chemical companies in the drilling process. Oil and gas exploration companies rely heavily on the service companies for many aspects of the drilling and fracking process, and FNES has limited market share. These competitors are substantially larger than FNES and have substantially more resources. If FNES is not able to expand its service business, it may adversely affect our future results of operations and financial condition.

If the current price of natural gas or oil decreases, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business in the oil and gas industry.

The development of new horizontal drilling techniques and the discovery of unconventional oil and gas in new shale areas throughout the U.S. and world market have opened up an enormous opportunity for our Ozonix technology to replace traditional chemicals used to kill bacteria in waters used for hydraulic fracturing. These fracturing operations rely on enormous supplies of clean water to be pumped downhole to break the rock that holds the oil and gas. Much of the water used in drilling oil and natural gas wells and the resulting water that flows back needs to be treated and creates an opportunity for our Ecosphere Ozonix® technology. Horizontal drilling in shale areas is very expensive; however, if prices for natural gas and oil are sufficiently high this expense can be justified. If current prices decline, horizontal drilling may not be cost-effective and the lack thereof may adversely affect our Ecosphere Ozonix® technology.

 Because our Ozonix® products are designed to provide a solution which competes with existing methods; we are likely to face resistance to change, which could impede our ability to commercialize this business.

Our Ozonix® products are designed to provide a solution to replacing traditional chemicals that are used in the treatment of bacteria and scaling in industrial water processes. Specifically, we believe it can provide a cost effective and environmentally friendly solution in the oil and gas, mining, food and beverage, agriculture, marine and other industries that consume large amounts of water in their industrial processes. Currently, large and well-capitalized service companies provide traditional chemical equipment and services in these areas. These competitors have strong relationships with their customers’ personnel, and there is a natural reluctance for businesses to change to new technologies. This reluctance is increased when potential customers make significant capital investments in competing technologies. Because of these obstacles, we may face substantial barriers to commercializing our business.

If chemical companies engage in predatory pricing, our licensee may lose customers, which could materially and adversely affect us.

In the oil and gas business, energy companies traditionally have used liquid chemicals to treat the water used to fracture wells. The chemical companies represent a significant competitive factor. The chemical companies which supply chemicals to the service companies that offer their services to the oil and gas exploration companies may, in order to maintain their business relationship with their customers, drastically reduce their price and seek to undercut the pricing at which we can realistically charge for our products or services. While predatory pricing that is designed to drive us or any sub-licensee out of business may be illegal under the United States anti-trust and other laws, we may lose customers as a result of any future predatory pricing and be required to file lawsuits against any companies who engage in such improper tactics. Any such litigation may be very expensive which will further impact us and affect their financial condition. As a result, predatory pricing by chemical companies could materially and adversely affect us.

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

If we are unable to sell or license all or part of our Ecos PowerCube®, or if our efforts are delayed, our business and future results of operations could be adversely effected.

Our most recently patented technology is the Ecos PowerCube®, a self-contained micro-utility that uses solar power to provide electricity in remote, off-grid locations. Although we believe that the Ecos PowerCube® serves an existing need and can provide many benefits to the military and disaster relief efforts, there is no guarantee that it will receive market acceptance in the time frame as we expect it will. If the markets for our products and services fail to develop on a meaningful basis, if they develop more slowly than we anticipate or if our products and services fail to achieve sufficient market acceptance, our business and future results of operations could be adversely affected.

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

Our receipt of orders;

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

•

Our ability, or our subsidiaries’ ability, to finance new verticals and develop commercial relationships for those verticals;

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

Because our business model is centered on sales and licensing our technologies to third parties, we may not be able to control key aspects of the timing of the commercialization of our business, which can adversely affect our future results of operations.

Our business model is to invent and develop environmentally responsible technologies and once we prove that they are commercially viable, we sell and license these patented technologies to financially stable companies to service their customers. Thus our ability to commercialize our future business will be dependent upon third parties, which we will not be in a position to control and, as a result, we could be adversely affected if the third parties do not perform on their agreements with us in the manner we anticipate.

If federal and state legislation and regulatory initiatives relating to horizontal drilling are passed, it could materially and adversely affect our results of operations.

FNES’ business relies upon supplying chemical-free solutions for cleaning the large amounts of water used in hydraulic fracturing applications. Objections have been raised by environmentalists, some land owners and some government officials including environmental authorities that there have been adverse side effects affecting the purity of the water supply as a result of the injection of chemicals and water in connection with horizontal drilling. Although we believe that FNES has a chemical-free solution which should result in increased business, we cannot assure you that legislation or rules will not be passed or action taken by environmental authorities that will preclude the use of horizontal drilling. At the state level, certain states and localities have implemented moratoriums and certain obligations on oil and gas companies using horizontal drilling. The adoption of any future federal, state or local laws or implementing regulations imposing reporting or permitting obligations on, or otherwise limiting, the horizontal drilling process could make it more difficult to perform, or even prohibit oil and gas companies from using horizontal drilling, to complete gas and oil wells. These additional costs to drillers could result in reduced oil and gas drilling. This would reduce our potential service revenue and adversely affect our ability to sell Ozonix® Units. If this were to occur more widely in the United States, the demand for FNES’ services may be eliminated or substantially reduced. If any such federal or state legislation on horizontal fracturing were passed, our revenues and results of operations could be adversely affected.

If we are unable to protect our patented technologies, our business could be harmed.

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

•

Our announcements about completing any financings;

•

Our announcements of and progress with commercialization in other business besides U.S. onshore oil and gas;

•

Our failure to generate increasing revenues through the sale of our intellectual property;

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

As of March 12, 2014, we had approximately 164 million shares of our common stock outstanding, 16.4 million shares underlying warrants, 8.3 million shares underlying outstanding convertible notes and 56.1 million shares underlying stock options. If the holders of the securities described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock.

An investment in Ecosphere will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund our strategic plan, we may sell (and currently are engaged in the sale of) additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. We cannot assure you that we will be successful in raising additional capital.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors own approximately 2.1 million shares of our common stock or approximately 1.3% of the shares actually outstanding. By including shares of common stock which are issuable upon exercise of outstanding vested options held by them, they beneficially own approximately 36 million shares or 18.2%. If all of our equity equivalents outstanding as of March 12, 2014 were exercised, we would have approximately 248 million shares outstanding. For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future.

We have not and do not intend to pay any cash dividends in the foreseeable future, as we intend to retain any earnings for development and expansion of our business operations. As a result, you will not receive any dividends on your investment for an indefinite period of time.

Because almost all of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March 2014, we had approximately 164 million shares of common stock outstanding of which our directors and executive officers own approximately 2.1 million shares which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

Ecosphere rents three contiguous buildings in Stuart, Florida comprising an aggregate of 21,100 square feet of space. Our aggregate monthly rent is $16,744. The first building houses the corporate offices, the second building provides warehouse, manufacturing and testing space and the third building provides additional warehouse and machine shop space. All of these buildings are rented on a month-to-month basis.

Ecosphere leases offices in Park City, UT, comprising approximately 2,172 square feet of space which will be our administrative offices for Ecosphere Mining, LLC. The aggregate monthly rent for 2014, 2015, 2016, 2017 and 2018 is $3,575, $3,682, $3,792, $3,906 and $4,024, respectively.

ITEM 3.

LEGAL PROCEEDINGS.

In February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells. The final hearing commenced March 3, 2014 and went through March 14, 2014 and we are awaiting the decision.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

Our stock trades on the Bulletin Board, under the symbol “ESPH.” The last reported sale price of our common stock as reported by the Bulletin Board on March 12, 2014 was $0.25. As of that date, we had approximately 1,320 record holders of our common stock and we believe that there are substantially more beneficial owners than record holders.

The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions.

		Prices
Year	Period Ended	High	Low

2013	December 31	$0.33	$0.22
	September 30	$0.35	$0.21
	June 30	$0.44	$0.12
	March 31	$0.50	$0.34

2012	December 31	$0.39	$0.30
	September 30	$0.48	$0.36
	June 30	$0.56	$0.52
	March 31	$0.73	$0.39

Dividend Policy

In June 2013, we issued a 5% stock dividend. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share, and our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Dividends payable on Series A preferred stock have preference over Series B dividends and any dividends declared on our common stock. Dividends payable on Series B preferred stock have preference over any dividends declared on our common stock. The dividends on our outstanding preferred are cumulative, and we have not been in default by failing to pay these dividends.

We do not plan to pay additional dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Earnings, if any, will be retained to finance our growth.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, we have sold securities without registration under the Securities Act of 1933, which we refer to as the “Securities Act”.

Name or Class of Investor	Date Sold	No. of Securities	Consideration

Note Investors (1)	1/06/14 through 2/28/14	$245,000 Notes convertible at $0.30 per share and 1,633,328 warrants exercisable at $0.35 per share	$245,000 invested by 7 accredited investors

(1)

The securities were issued in reliance upon the exemption provided by Section 4(a)(2) and Rule 506(b) under the Securities Act.

Stock Performance Graph

This graph compares the cumulative total return of our Common Stock to the cumulative total return of the Russell 2000 Stock Index and a perceived peer company Nuverra Environmental Solutions, Inc. (NES), for the period from December 31, 2008 to December 31, 2013. The graph assumes that the value of the investment in our Common Stock and each index was $100 at December 31, 2006 and that dividends (if any) were reinvested.

Stock Performance Graph

	12/29/2006	12/28/2007	12/26/2008	12/24/2009	12/23/2010	12/22/2011	12/31/2012	12/31/2013
ESPH	$ 100	$ 52	$ 78	$ 121	$ 123	$ 126	$ 95	$ 76
Russell 2000	$ 100	$ 97	$ 64	$ 78	$ 99	$ 93	$ 108	$ 148
NES		$ 100	$ 77	$ 67	$ 68	$ 92	$ 56	$ 22

ITEM 6.

SELECTED FINANCIAL DATA.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Revenues	$6,719,815	$31,132,298	$21,088,159	$8,964,484	$1,760,129
Operating income (loss)	(8,416,454)	1,165,210	(5,340,242)	(8,611,028)	(9,704,186)
Gain (loss) from change in fair value of derivative instruments (1)	90,531	41,374	152,888	(12,787,666)	(3,446,612)
Net income (loss) applicable to Ecosphere Technologies, Inc.	19,274,512	136,200	(7,654,674)	(22,237,207)	(18,425,903)
Net income (loss) applicable to Ecosphere Technologies, Inc. – per share
Basic	0.12	0.00	(0.05)	(0.17)	(0.19)
Diluted	0.12	0.00	(0.05)	(0.17)	(0.19)
Working capital	842,494	970,048	91,209	(5,459,051)	(11,758,337)
Total assets	21,321,181	8,908,237	9,613,588	8,983,642	10,246,137
Long-term debt	729,277	300,087	1,738,524	450,398	2,000,000
Redeemable convertible cumulative preferred stock (2)	3,720,527	3,637,775	3,980,796	3,877,796	3,879,795
Equity (deficit)	15,078,017	1,394,534	458,986	(1,780,735)	(9,762,324)
Weighted average shares outstanding – Basic	163,054,587	156,438,773	151,188,996	138,077,731	104,608,431
Weighted average shares outstanding – Diluted	164,415,781	162,296,411	151,188,996	138,077,731	104,608,431

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

The change in fair value of derivative instruments in other expense was $12,787,666 for the year ended December 31, 2010 as compared to $3,446,612 for the year ended December 31, 2009. This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of the Company’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010. As of December 31, 2010, there are no remaining convertible notes which generate a derivative liability for the Company. In addition, the number of warrants requiring derivative accounting treatment was reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants. Additionally, the number of warrants further decreased in 2011 to approximately 1.2 million and to 1.0 million in 2012. These warrants outstanding were further reduced in 2013 to 25,000 outstanding at December 31, 2013. As such, we anticipate that future other income and expense from these financial instruments will diminish as evidenced by their nominal impact to results in fiscal 2011, 2012 and 2013.

(2)

Amounts include accrued dividends.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this this filing as well as other matters over which we have no control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth herein. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

Ecosphere is an innovative U.S. technology licensing and manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: Technologies like Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world.

Business Model

Our management team executes on a business strategy that is driven by open innovation and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley. The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network,” our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental challenge,

2.

Invent new technologies and file patents,

3.

Partner with industry leaders,

4.

Commercialize and prove the technology with ongoing services paid for by customers and industry leaders,

5.

License the patented, commercialized technologies to well capitalized partners, and

6.

Create recurring revenues and increase shareholder value.

As a result, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water and environmental challenges. Our patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (AOP) designed to treat and recycle industrial wastewater without the use of toxic chemicals and our Ecos PowerCube® is the world’s most powerful, mobile, solar-powered generator that can be used in the world’s most remote, off-grid locations.

In addition to Ozonix® and Ecos PowerCube®, we have developed an extensive portfolio of intellectual property that includes approximately 35 patents have been filed and approved in various locations around the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Our current focus is on licensing Ecosphere’s patented Ozonix® and Ecos PowerCube® technologies, although our other technologies and patents remain a viable part of our long-term technology licensing strategy.

Ozonix® Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere’s patents and patents pending are reflected in its consolidated balance sheet based on the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take in to account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20 year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry-specific partners.

Accordingly, in 2013, Ecosphere retained a leading company in the field of intellectual property valuation, to perform an analysis of the value of our patented Ozonix® technology portfolio. The valuation company delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which Ecosphere owns 30.6% interest in FNES. While this valuation is subject to a number of assumptions, Ecosphere believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

Since May 2013, Ecosphere has received $10 million from FNF for the sale of our 20% interest in FNES, which reduced our ownership interest in FNES to 30.6%. Ecosphere expects to monetize the remaining balance of its 30.6% ownership in FNES. In 2014 Ecosphere has formed six new subsidiaries which it expects will obtain exclusive sublicenses for global, industry-specific fields-of-use to its patented Ozonix® technology. See Note 1 to our consolidated financial statements contained herein. Ecosphere has hired investment banker Ladenburg Thalmann to assist it with obtaining equity financing for these subsidiaries, but initially will focus on Ecosphere Mining, LLC.

Recent Success

In 2009, Ecosphere formed Ecosphere Energy Services, LLC or EES, now Fidelity National Environmental Solutions, LLC or FNES, to deploy its patented Ozonix® water treatment technology across the global energy market. Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including:

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

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Since 2009, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over 4 billion gallons of water on more than 900 oil and natural gas wells around the United States.

Growth Strategy

Ecosphere’s strategy is to further leverage the Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth. In addition to FNES, formerly EES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific Ecosphere subsidiaries. Newly formed subsidiaries include:

•

Ecosphere Agriculture, LLC;

•

Ecosphere Food & Beverage, LLC;

•

Ecosphere Industrial, LLC;

•

Ecosphere Marine, LLC;

•

Ecosphere Mining, LLC;

•

Ecosphere Municipal, LLC.

In late 2013, Ecosphere launched a private placement with our investment banker, Ladenburg Thalmann, seeking to sell a 20% minority position in Ecosphere Mining, LLC for $10 million. In furtherance of our strategy, we have opened an office in Park City, Utah, near much of the mining activity in the United States and have produced equipment to demonstrate how Ecosphere Mining can help mining companies deal with wastewater created by mining operations and enhance their recovery of valuable minerals.

From a technical standpoint, Ecosphere has proven the Ozonix® technology in the most challenging treatment market sector, the oil & gas segment of the energy industry; therefore, the technological risks faced when entering other target sectors and industries are significantly diminished.

From a business standpoint, Ecosphere has successfully created a subsidiary to target the Energy industry (one of numerous target market sectors for Ozonix®), and two recent equity sales to Fidelity National Financial, a Fortune 500 company, valued just this one subsidiary at $50 million. It is important for shareholders to note: that in 2009 when FNES, formerly EES, was initially established and the technology was not yet commercially or technologically proven FNF invested $7.5 million in FNES at a $37.5 million valuation to build the equipment that is in use today at Southwestern Energy.

Critical Accounting Estimates

Use of Estimates

The preparation of the consolidated financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity-based instruments issued for other than cash, warranty reserve, valuation of remaining interest in unconsolidated investee, valuation of derivatives and the valuation allowance on deferred tax assets.

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues and related costs on production type contracts are recognized using the “percentage of completion method” of accounting in accordance with ASC 605-35, Accounting for Performance of Construction-Type and Certain Production Type Contracts (“ASC 605-35”). Under this method, contract revenues and related expenses are recognized over the performance period of the contract in direct proportion to the costs incurred as a percentage of total estimated costs for the entirety of the contract. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, Ecosphere will recognize the loss as it is determined. Contract costs plus recognized profits are accumulated as deferred assets, and billings and/or cash received are recorded to a deferred revenue liability account. The net of these two accounts for any individual project is presented as "Costs and estimated earnings in excess of billings on uncompleted contracts," an asset account, or "Billings in excess of costs and estimated earnings on uncompleted contracts," a liability account.

Production type contracts that do not qualify for use of the percentage of completion method, Ecosphere accounts for these contracts using the “completed contract method” of accounting in accordance with ASC 605-35-25-57. Under this method, contract costs are accumulated as deferred assets, and billings and/or cash received is recorded to a deferred revenue liability account, during the periods of construction, but no revenues, costs, or profits are recognized in operations until the period within which completion of the contract occurs. Costs include direct material, direct labor, subcontract labor and any allocable indirect costs. All unallocable indirect costs and corporate general and administrative costs are charged to the periods as incurred. However, in the event a loss on a contract is foreseen, Ecosphere will recognize the loss as it is determined. The deferred asset (accumulated contract costs) in excess of the deferred liability (billings and/or cash received) is classified as a current asset under "Costs in excess of billings on uncompleted contracts". The deferred liability (billings and/or cash received) in excess of the deferred asset (accumulated contract costs) is classified under current liabilities as "Billings in excess of costs on uncompleted contracts".

A contract is considered complete when all costs except insignificant items have been incurred; the equipment is operating according to specifications and has been accepted by the customer.

The Company may manufacture products in anticipation of a future contract. Since there are no binding contracts relating to the purchase of these products, ASC 605-35 is not applicable. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, products are delivered to and accepted by the customer, economic risk of loss has passed to the customer, the price is fixed or determinable, collection is reasonably assured, and any future obligations of Ecosphere are insignificant.

Field Services

Revenue from water treatment contracts is earned based upon the volume of water processed plus additional period based contractual charges and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

Some projects Ecosphere undertakes are based upon our providing water processing services for fixed periods of time. Revenue from these projects is recognized based upon the number of days the service has been provided during the reporting period.

Aftermarket Part Sales

Ecosphere recognizes revenue from the sale of aftermarket parts during the period in which the parts are delivered to the buyer.

Royalties

Revenue from technology license royalties will be recorded as the royalties are earned.

Stock-Based Compensation

Ecosphere follows the provisions of ASC Topic 718-20-10, Compensation – Stock Compensation that establishes standards surrounding the accounting for transactions with employees in which an entity exchanges its equity instruments for services. Under ASC 718-20-10, we recognize an expense for the fair value of our outstanding stock options generally over the requisite service period of the employee service. We follow the measurement and recognition provisions of ASC 505-50 Equity Based Payments to Non-Employees for non-employee stock-based transactions.

We estimate the fair value of each stock option at the grant date by using the Black-Scholes-Merton ("BSM") option pricing model based upon certain assumptions, which are contained in Note 16 to our consolidated financial statements contained herein. The BSM option pricing model requires the input of highly subjective assumptions including the expected stock price volatility.

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

Results of Operations

Comparison of the Year ended December 31, 2013 with the Year ended December 31, 2012

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	Change
Revenues
Equipment sales and licensing	$—	$22,602,408	$(22,602,408)
Equipment sales and licensing, related party	4,759,478	—	4,759,478
Field services	1,547,786	7,405,266	(5,857,480)
Aftermarket part sales	287,724	1,124,624	(836,900)
Aftermarket part sales, related party	124,827	—	124,827
Total revenues	6,719,815	31,132,298	(24,412,483)
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	4,059,136	16,430,617	(12,371,481)
Field services costs (exclusive of depreciation shown below)	721,214	2,492,397	(1,771,183)
Aftermarket part costs (exclusive of depreciation shown below)	304,758	773,929	(469,171)
Salaries and employee benefits	5,544,387	5,514,920	29,469
Administrative and selling	1,342,463	1,619,351	(276,888)
Professional fees	2,149,568	788,979	1,360,589
Depreciation and amortization	1,018,146	2,318,605	(1,300,459)
Research and development	(3,403)	28,290	(31,693)
Total costs and expenses	15,136,269	29,967,088	(14,830,817)
Income (loss) from operations	(8,416,454)	1,165,210	(9,581,666)
Loss on investment in unconsolidated investee	(927,161)	—	(927,161)
Other income (expense)
Gain on deconsolidation	29,474,609	—	29,474,609
Interest expense	(455.237)	(360,031)	(95,206)
Restructuring charge reversal	3,170	62,000	(58,830)
Gain on sale/disposal of fixed assets, net	—	142,457	(142,457)
Other income (expense)	—	3,057	(3,057)
Loss on sale of interest in unconsolidated investee	(600,000)	—	(600,000)
Change in fair value of derivative instruments	90,531	41,374	49,157
Total other income (expense)	28,513,073	(111,143)	28,624,216
Net income (loss)	19,169,458	1,054,067	18,115,389
Preferred stock dividends	(82,752)	(102,813)	20,061
Net income (loss) applicable to common stock	19,086,706	951,254	18,135,450
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	187,806	(815,054)	1,002,860
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$19,274,512	$136,200	$19,138,310

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

The Company reported net income applicable to Ecosphere common stock of $19.3 million during the year ended December 31, 2013 (the "2013 Period") as compared to net income applicable to Ecosphere common stock of $0.1 million for the year ended December 31, 2012 (the "2012 Period"). The driver of the variance of $19.1 million is discussed below.

Revenues

Revenues for the year ended December 31, 2013 decreased 24.4 million from the year ended December 31, 2012. The decrease in revenue was driven primarily by the absence from equipment sales due to Hydrozonix’s failure to pay for Units 13-14 on April 15, 2013, causing Hydrozonix to lose its exclusivity to the U.S. onshore oil and gas industry. As a result, FNES regained the exclusive U.S. onshore oil and gas license for Ozonix®. After the deconsolidation of FNES in May 2013, the Company no longer reports field services revenue or expenses on its Statements of Operations since it no longer consolidates FNES operations. In July and November 2013, FNES purchased Ozonix® EF80 Units 13 and 14 for $2.4 million a unit with a down payment of $0.5 million (Unit 14) and $250,000 (Unit 13) with the remaining balances to be paid over a 36 month period. In October 2013, FNES purchased and took delivery of the first Ozonix® EF10M as well.

During the 2012 Period, the Company engaged in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in use by Hydrozonix. There was a decrease of $0.7 million in the sale of aftermarket parts for the 2013 Period due to the termination of the Hydrozonix agreement.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

Equipment sales and licensing costs amounted to $4.1 million for the 2013 Period as compared to $16.4 million during the 2012 Period. The costs for the 2013 Period represent the cost to manufacture two Ozonix® EF80 water treatment units and one Ozonix® EF10M sold to FNES. The $12.4 million decrease in equipment sales and licensing costs over the 2012 Period is due to the decrease in manufacturing water treatment units.

Field Services Costs (exclusive of depreciation)

The cost of providing field services was $0.7 million in the 2013 Period compared to $2.5 million in the 2012 Period. Included in these costs for both periods are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products. The $1.8 million decrease for the 2013 Period was primarily due to the deconsolidation of FNES as only approximately five months of operations are in the 2013 Period.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.3 million for the 2013 Period as compared to $0.8 million for the 2012 Period. The Company began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix during the 2012 Period of which limited amounts occurred in the 2013 Period.

Salaries and Employee Benefits

The increase for the 2013 Period in salaries and employee benefits was de minimis.

Professional Fees

The $1.4 million increase in professional fees during the 2013 Period was driven by the increase in consulting fees relating to two related party consulting agreements entered into in January 2013; one of these consulting agreements expired in December 2013 and was not renewed. During December 2013, Ecosphere launched a private placement with our investment banker, Ladenburg Thalmann, seeking to sell a 20% minority position in Ecosphere Mining, LLC for $10 million causing an increase in professional fees. In addition, legal fees increased due to the Halliburton arbitration.

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

Income (Loss) From Operations

Loss from operations 2013 Period was $8.4 million compared to income of $1.2 million for the 2012 Period. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Loss on Investment in Unconsolidated Investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%. Since May 24, 2013, the Company accounts for its investment in FNES under the equity method of accounting. Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2013 Period the Company sold two Ozonix®EF80 units and one Ozonix® EF10M unit to FNES. A portion of the profits from these sales reflecting the Company’s ownership share are eliminated through an adjustment to “Loss on Investment in Unconsolidated Investee.” Also, the Company records their 30.6% share of FNES’s net loss and adjusts the loss on investment in unconsolidated investee accordingly.

Gain on Deconsolidation

The sale of the Company’s controlling interest in FNES resulted in the recognition of a $29.5 million gain for the 2013 Period. Effective May 24, 2013, the Company began to account for its investment in FNES using the equity method of accounting. See “Loss on investment in unconsolidated investee” above for details.

Loss on Sale of Interest in Unconsolidated Investee

In July 2013, the Company sold 8% interest in FNES to Fidelity National Financial. In connection with the sale of the Company’s interest in FNES, the Company transferred 0.5% interest and paid $250,000 in cash to an existing FNES board member. This further reduced the Company’s investment in FNES and the 0.5% interest transfer and $250,000 cash payment was recorded on the statement of operations as “loss on sale of interest in unconsolidated investee.” Also, the Company paid $0.1 million to our investment banker in connection with this sale.

Interest Expense

Interest expense was $0.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively. The increase in 2013 is the result of an increase in the weighted average debt outstanding during the 2013 Period along with amortization of debt discounts as compared to the same period in 2012.

Change in Fair Value of Derivative Instruments

The Company recorded non-cash gains of $90,531 in the 2013 Period and $41,374 in the 2012 Period related to the change in fair value of derivative instruments.

The Company records a liability for the fair value of warrants with repricing provisions. Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense. The Company estimates the fair value of these liabilities using the BSM option pricing model and Monte Carlo simulation.

Net Loss (Income) Applicable to Noncontrolling Interest of Consolidated Subsidiary

Net loss (income) applicable to noncontrolling interest in our FNES consolidated majority-owned subsidiary decreased by approximately $1.0 million due to the deconsolidation of FNES.

Net Income Applicable to Common Stock of Ecosphere Technologies, Inc.

Net income applicable to common stock of Ecosphere was $19.3 million for the 2013 Period, compared to a net income applicable to common stock of $0.1 million for the 2012 Period. Basic and diluted net income per common share was $0.12 for the year ended December 31, 2013 as compared to a basic and diluted net loss per common share of $0.00 for the year ended December 31, 2012. The weighted average number of shares outstanding was 163,054,587 and 156,438,773 for the years ended December 31, 2013 and 2012, respectively. Fully diluted weighted average shares outstanding were 164,415,781 and 162,296,411 for the years ended December 31, 2013 and 2012, respectively.

Comparison of the Year ended December 31, 2012 with the Year ended December 31, 2011

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Years Ended December 31,
	2012	2011	Change
Revenues
Equipment sales and licensing	$22,602,408	$11,460,078	$11,142,330
Field services	7,405,266	9,628,081	(2,222,815)
Aftermarket part sales	1,124,624	—	1,124,624
Total revenues	31,132,298	21,088,159	10,044,139
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	16,430,617	8,261,524	8,169,093
Field services costs (exclusive of depreciation shown below)	2,492,397	2,583,911	(91,514)
Aftermarket part costs (exclusive of depreciation shown below)	773,929	—	773,929
Salaries and employee benefits	5,514,920	10,319,678	(4,804,758)
Administrative and selling	1,619,351	1,590,288	29,063
Professional fees	788,979	1,250,910	(461,931)
Depreciation and amortization	2,318,605	2,174,983	143,622
Research and development	28,290	247,107	(218,817)
Total costs and expenses	29,967,088	26,428,401	3,538,687
Income (loss) from operations	1,165,210	(5,340,242)	6,505,452
Other income (expense)
Interest expense	(360,031)	(581,392)	221,361
Restructuring charge reversal	62,000	—	62,000
Gain on sale/disposal of fixed assets, net	142,457	—	142,457
Gain (loss) on conversion	—	(93,762)	93,762
Other income (expense)	3,057	909	2,148
Change in fair value of derivative instruments	41,374	152,888	(111,514)
Total other income (expense)	(111,143)	(521,357)	410,214
Net income (loss)	1,054,067	(5,861,599)	6,915,666
Preferred stock dividends	(102,813)	(103,000)	187
Net income (loss) applicable to common stock	951,254	(5,964,599)	6,915,853
Net income applicable to noncontrolling interest of consolidated subsidiary	(815,054)	(1,690,075)	875,021
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$136,200	$(7,654,674)	$7,790,874

Ecosphere reported net income applicable to Ecosphere common stock of $0.1 million during the year ended December 31, 2012 or the 2012 Period as compared to a net loss applicable to Ecosphere common stock of $7.7 million for the year ended December 31, 2011 or the 2011 Period. The major driver of the variance in earnings is Ecosphere's entering into the Hydrozonix Agreement in March 2011 and delivering its initial units beginning in the third quarter of 2011.

Revenues

Revenues for the 2012 Period increased $10 million over 2011 Period. The increase in revenue is driven largely by Ecosphere selling eight Ozonix® EF80 units under the Hydrozonix Agreement in 2012 versus four units sold in 2011.

In addition, in the 2012 Period Ecosphere began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the EF80 units in use by Hydrozonix. Such activities resulted in $1.1 million in revenues in the 2012 Period.

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

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts amount to $0.8 million for the 2012 Period. Ecosphere began engaging in the sale of aftermarket parts, services, upgrades and enhancements related to the Ozonix® EF80 units in service by Hydrozonix.

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

Research and Development

Research and development expenses were de minimis in the 2012 Period given Ecosphere's focus on manufacture of developed technology versus the 2011 Period wherein the technology was in the final stages of development.

Restructuring Charge Reversal

Revisions to previous estimates of restructuring costs associated with the June 2009 closing of Ecosphere's New York office resulted in a reversal of $62,000 of expense in the 2012 Period.

Gain on Sale/Disposal of Fixed Assets, Net

Ecosphere sold a water treatment unit that had been part of its historical fixed assets. The net book value of such unit was written off pursuant to a September 2010 impairment charge. Ecosphere incurred costs of $33,933 to bring the unit to saleable condition. Such costs are included in capital expenditures. Ecosphere received proceeds of $206,000 for the unit and, accordingly, recognized a gain of $172,067 on the transaction. Partially offsetting this gain was a loss on the disposal of certain demo equipment amounting to $29,610.

Income (Loss) From Operations

Income from operations 2012 Period was $1.2 million compared to a loss of $5.3 million for the 2011 Period. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Interest Expense

Interest expense was $0.4 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. The decline in 2012 is the result of a decrease in the weighted average debt outstanding during the 2012 Period as compared to the same period in 2011. During the 2012 Period, Ecosphere reduced outstanding net debt by $0.7 million. In addition, during the 2012 Period, Ecosphere converted $0.8 million face value in convertible notes into common stock.

Change in Fair Value of Derivative Instruments

Ecosphere recorded non-cash gains of $41,374 in the 2012 Period and $152,888 in the 2011 Period related to the change in fair value of derivative instruments. The 2012 valuation of liabilities was based on a 6% obligation when compared to total liabilities while 2011 represented 7%.

Ecosphere records a liability for the fair value of warrants with repricing provisions. Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense. Ecosphere estimates the fair value of these liabilities using the BSM option pricing model and Monte Carlo simulation.

Noncontrolling Interest of Consolidated Subsidiary

The noncontrolling interest in consolidated subsidiary income was $0.8 million for the 2012 Period as compared to $1.7 million for the 2011 Period. These amounts represent the amount of the income of FNES for the respective periods which has been allocated to the non-controlling equity members of FNES.

Net Income (Loss) Applicable to Common Stock of Ecosphere Technologies, Inc.

Net income (loss) applicable to common stock of Ecosphere was $0.1 million for the 2012 Period, compared to a net loss applicable to common stock of $7.7 million for the 2011 Period. Basic and diluted net income per common share was $0.00 for the year ended December 31, 2012 as compared to a basic and diluted net loss per common share of $0.05 for the year ended December 31, 2011. The weighted average number of shares outstanding was 156,438,773 and 151,188,996 for the years ended December 31, 2012 and 2011, respectively. Fully diluted weighted average shares outstanding were 162,296,411 and 151,188,996 for the years ended December 31, 2012 and 2011, respectively.

Comparison of the Year ended December 31, 2011 with the Year ended December 31, 2010

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

Results of Operations

	For the Years Ended December 31,
	2011	2010	Change
Revenues
Equipment sales and licensing	$11,460,078	$—	$11,460,078
Field services	9,628,081	8,964,484	663,597
Total revenues	21,088,159	8,964,484	12,123,675
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation)	8,261,524	—	8,261,524
Field services costs (exclusive of depreciation)	2,583,911	3,394,688	(810,777)
Salaries and employee benefits	10,319,678	8,999,824	1,319,854
Administrative and selling	1,590,288	1,696,774	(106,486)
Professional fees	1,250,910	1,197,017	53,893
Depreciation and amortization	2,174,983	1,957,881	217,102
Research and development	247,107	163,328	83,779
Restructuring charge	—	50,000	(50,000)
Asset impairment	—	116,000	(116,000)
Total costs and expenses	26,428,401	17,575,512	8,852,889
Loss from operations	(5,340,242)	(8,611,028)	3,270,786
Other income (expense)
Interest expense	(581,392)	(1,176,222)	594,830
Loss on conversion	(93,762)	(19,604)	(74,158)
Gain (loss) on settlement	—	(65,756)	65,756
Other income (expense)	909	292	617
Change in fair value of derivative instruments	152,888	(12,787,666)	12,940,554
Total other income (expense)	(521,357)	(14,048,956)	13,527,599
Net loss	(5,861,599)	(22,659,984)	16,798,385
Preferred stock dividends	(103,000)	(105,500)	(2,500)
Net loss applicable to common stock	(5,964,599)	(22,765,484)	16,800,885
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(1,690,075)	528,277	2,218,352
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,654,674)	$(22,237,207)	$14,582,533

Ecosphere reported a net loss applicable to Ecosphere common stock of $7.7 million during the year ended December 31, 2011 as compared to a net loss applicable to Ecosphere common stock of $22.2 million for the year ended December 31, 2010 (the "2010 Period"). The major driver of the variance in net loss is the accounting for change in fair value of derivative instruments that impacted the prior year comparative period as discussed below. Loss from operations of $5.3 million for the 2011 Period compares favorably with a prior year loss from operations of $8.6 million. It should be noted that the 2011 Period loss from operations includes certain significant non-cash components including approximately $6.7 million of stock-based compensation expense. Ecosphere actually reported over $2.6 million of cash flow from operations for the 2011 Period.

Revenues

Revenues for the year ended December 31, 2011 increased $12.1 million over year ended December 31, 2010. The increase in revenue is driven by Ecosphere selling its first four Ozonix® EF80 units under the Hydrozonix Agreement which amounted to $11.5 million. The remainder of the revenue increase was from ongoing services contracts. The increase was the result of increased volume of activities in our business of pretreating water to fracture oil and natural gas wells and the processing of flowback and produced waters.

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

Impairment Reserve

Ecosphere recorded a charge of $116,000 in the 2010 Period to reserve for the impairment in the value of Ecosphere’s non-Ozonix® water treatment system which was previously installed in the tactical water filtration truck. There was no impairment charge in 2011.

Restructuring Reserve

Ecosphere recorded a charge of $50,000 in the 2010 Period, compared to no charge in the 2011 Period. The 2010 charge was required to increase the restructuring reserve which was recorded in 2009 based upon Ecosphere’s decision to close the New York office.

Loss From Operations

Loss from operations for the year ended December 31, 2011 was $5.3 million compared to a loss of $8.6 million for the year ended December 31, 2010. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Interest Expense

Interest expense was $0.6 million and $1.2 million for the years ended December 31, 2011 and 2010, respectively. The decline in 2011 is the result of a decrease in the weighted average debt outstanding during the 2011 Period as compared to the same period in 2010. During the 2011 Period, Ecosphere reduced outstanding debt by $0.8 million. This reduction in debt was almost entirely due to the retirement of two interest bearing notes that Ecosphere’s subsidiary EES had with one of its minority members. In the 2010 period, Ecosphere converted $2.1 million in convertible notes and $0.4 million in related party debt into common stock.

Change in Fair Value of Derivative Instruments

Ecosphere recorded a non-cash gain of $152,888 related to the change in fair value of derivative instruments for the year ended December 31, 2011.

Ecosphere adopted ASC 815-40 effective January 1, 2009. Under ASC 815-40 Ecosphere recorded a liability for the fair value of warrants and the embedded conversion options of certain convertible debt agreements as of January 1, 2009 in the amount of $10.2 million. Under ASC 815-40, the fair value of these liabilities is calculated at each reporting date with the change in liability recorded in other income or expense.

The change in fair value of derivative instruments in other expense was $12.8 million for the year ended December 31, 2010. This change in 2010 resulted primarily from a large increase in the fair value of the liability for derivative instruments in the first quarter of 2010 due to the increase in the market price of Ecosphere’s common stock from $0.48 per share as of December 31, 2009 to $1.50 per share as of March 31, 2010. As of December 31, 2010, there were no remaining convertible notes which generate a derivative liability for Ecosphere. In addition, the number of warrants requiring derivative accounting treatment has been reduced from 16.9 million warrants at December 31, 2009 to 1.7 million warrants at December 31, 2010 and further to 1.2 million at December 31, 2011 through a combination of exercises by holders and through holders agreeing to modify the warrant terms to eliminate the requirement to treat the warrants as derivative instruments, in exchange for extending the expiration date of the warrants. As such, we anticipate that future other income and expense from these financial instruments will continue to diminish.

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

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere was $7.7 million for the year ended December 31, 2011, compared to a net loss applicable to common stock of $22.2 million for the year ended December 31, 2010. Net loss per common share was $0.05 for the year ended December 31, 2011 as compared to a net loss per common share of $0.17 for the year ended December 31, 2010. The weighted average number of shares outstanding was 151,188,996 and 138,077,731 for the years ended December 31, 2011 and 2010, respectively. The net loss of $7.7 million contained various non-cash items including $6.7 million of stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flow is as follows:

	For the Year Ended December 31,
	2013	2012	2011

Net cash (used in) provided by operating activities	(10,264,309)	3,869,222	2,610,681
Net cash provided by (used in) investing activities	7,390,106	(227,554)	(622,240)
Net cash provided by (used in) financing activities	1,468,943	(3,220,350)	8,765

Cash Flows from Operating Activities:

The Company’s net cash used in operating activities was $10.3 million during the 2013 Period compared to cash provided by operations of $3.9 million and $2.6 million during the 2012 Period and 2011 Period, respectively.

2013 Period

Net cash used in operating activities was $10.3 million for the year ended December 31, 2013. Cash used in operating activities for 2013 resulted primarily from the operating loss of $8.4 million and $4.1 million for the build of Ozonix® equipment built in 2013, offset by non-cash expenses of approximately $1.5 million. The Company also paid down its accounts payable and accrued expenses by approximately $560,000 and financed the sale of two Ozonix® EF80s to FNES in the amount of approximately $4.1 million.

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

Cash Flows from Investing Activities:

The Company’s net cash provided by investing activities was $7.4 million during the 2013 Period compared to net cash used in investing activities of $0.2 million and $0.6 million during the 2012 Period and 2011 Period, respectively.

2013 Period

The Company’s net cash provided by investing activities of $7.4 million was the result of net proceeds from the sale of a 12% interest in May 2013 and an additional 8% in July 2013 in FNES totaling approximately $9.5 million net cash received, offset by $0.5 million of property and equipment purchases, $0.1 million of payment of patent costs, the repayment of $1.4 million advanced by FNES and $0.25 million of cash held by EES on the date of deconsolidation.

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

Cash Flows from Financing Activities:

The Company’s net cash provided by financing activities was $1.5 million in the 2013 Period compared to net cash used in financing activities of $3.2 million in the 2012 Period. The variance is largely made up of the 2012 distributions to FNES’s minority members. The Company’s net cash provided by financing activities were de minimis in the 2011 Period.

2013 Period

The Company’s net cash provided by financing activities consisted primarily of the repayment of $1.1 million in notes payable and other financing obligations, offset by $0.2 million of proceeds from the exercise of warrants. Also, the Company had proceeds from issuance of convertible notes payable and warrants of approximately $2.4 million, net of debt issuance costs.

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

Liquidity

As of March 14, 2014, Ecosphere had cash on hand of approximately $1.2 million and working capital of $0.8 million as of December 31, 2013. With the sale of our interests in FNES and the resulting reduction of our ownership interest to 30.6%, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In July 2013, Ecosphere sold 8% interest in FNES for gross proceeds of $4 million in addition to $8 million received in early 2013 related to the sale of 12% interest in FNES. In 2013, Ecosphere sold two Ozonix® EF80 units to FNES for $2.4 million a unit, respectively. For the first Ozonix® EF80, FNES paid $500,000 down in July 2013, and agreed to pay the remainder in equal monthly installments of approximately $52,778 over 36 months. For the second Ozonix® EF80, which was sold in November 2013, FNES paid $250,000 down and agreed to pay the remainder in equal monthly installments of approximately $59,722 over 36 months. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July in exchange for $1 million in cash. The buyer of the note is an FNES member and director. Since December 18, 2013, Ecosphere has raised approximately $1.95 million through the sale of Convertible Notes and Warrants. Ecosphere is seeking to raise up to another $3.05 million from the sale of Convertible Notes and Warrants. See Note 10 to the Consolidated Financial Statements for details on this financing. Management believes that its current plans will provide sufficient liquidity for the next 12 months and beyond.

Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Convertible Notes described above.

•

The FNES note with $59,722 per month of payments as described above. Ecosphere is seeking to sell this note.

•

Ecosphere plans to sell minority rights to the Ozonix® technology for use in industries outside of oil and gas exploration that management expects will result in similar realization of value as that realized by the development and sale of rights to the technology to FNES. Ecosphere owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including but not limited to agriculture, energy, food and beverage, industrial, mining, marine and municipal wastewater treatment, and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption and industrial consumption and industrial disposal or for re-use.

•

In December 2013, Ecosphere launched an offering of a minority interest in Ecosphere Mining, LLC, a newly formed subsidiary, and has retained Ladenburg Thalmann to raise $10 million.

•

Ecosphere’s business model revolves upon the sale of intellectual property. In addition to its 30.6% interest in FNES, Ecosphere has the patent rights to all of its Ozonix® technology outside of energy. All of the various “vertical” applications are available for sale including the 30.6% of FNES. Ecosphere also recently received a patent for its Ecos PowerCube® and is seeking to sell all or a portion of it.

•

The Company expects to begin manufacturing Ozonix® water treatment equipment pursuant to the exclusive technology license and equipment purchase agreement between Hydrosphere Energy Solutions and FNES.

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. However, Ecosphere cannot provide any assurance that these plans will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ecosphere’s arbitration proceeding against Halliburton is another potential source of liquidity.

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $295,000 due in March 2014 and $712,500 due in February 2015.

Contractual Obligations:

Our principal commitments consist of obligations for long term debt, capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of December 31, 2013.

From To	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations (1)	$3,017,734	$428,871	$2,559,477	$20,433	$8,953
Capital Lease Obligations (2)	57,276	15,347	33,115	8,814	—
Operating Lease Obligation (3)	227,734	42,897	89,682	95,155	—
Purchase Obligations (4)	115,000	115,000	—	—	—
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$3,417,744	$602,115	$2,682,274	$124,402	$8,953

———————

(1)

Long Term Debt Obligations relates to approximately $2.7 million in convertible notes payable, $0.15 million in notes payable and the remaining $0.16 million in equipment and vehicle financing.

(2)

The Capital Lease Obligations relates to the purchase of a forklift in July 2012 costing $78,896.

(3)

The Operating Lease Obligations relates to a five-year lease agreement for an office located in Park City, UT to begin developing the mining application entered into during 2013. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018.

(4)

The Purchase Obligation relates to a certain machining piece of equipment that was purchased and delivered in December 2013 for $125,000. The Company agreed to make a down payment of $10,000 upon signing the purchase contract, $15,000 due January 1, 2014 and the remaining $100,000 balance due in 12 monthly payments of approximately $8,333.

Ecosphere paid $0.9 million in principal to convertible note holders during the second quarter of 2013.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 22 to the consolidated financial statements contained herein. See also “Related Person Transactions” beginning at page F-42.

Research and Development

Research and development costs were de minimis during the year ended December 31, 2013 and $275,000 for 2012 and 2011 combined.

Recently Issues Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to the consolidated financial statements contained herein.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including opportunities for Ozonix® and Ecos PowerCube® in other markets, our anticipated sale of Convertible Notes, sales of intellectual property, sale of a minority interest in Ecosphere Mining, valuation of our subsidiaries, and our liquidity.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements are contained in the risk factors in this Report.

Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments, or otherwise.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balance as of December 31, 2013 was held in insured depository accounts, of which approximately $0.9 million exceeded insurance limits.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages F-1 through F-55.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The effectiveness of our internal controls over financial reporting as of December 31, 2013, has been audited by Salberg & Co. P.A., an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During our most recent fiscal quarter, there has not been any change in our internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to directors and executive officers of Ecosphere:

Name	Age	Positions with Ecosphere
Directors:
Dennis McGuire	63	Chairman of the Board
Dean Becker	59	Director
Michael Donn, Sr.	65	Director
Jimmac Lofton	56	Director
Charles Vinick	66	Director
David Brooks	43	Director

Executive Officers:
Dennis McGuire	63	Chief Executive Officer and Chief Technology Officer
Michael Donn, Sr.	65	Chief Operating Officer
David Brooks	43	Chief Financial Officer
Jacqueline McGuire	50	Senior Vice President of Administration and Secretary

Board of Directors

Dennis McGuire is our Chairman of the Board, Chief Executive Officer and Chief Technology Officer. Mr. McGuire was appointed Chairman of the Board and Chief Executive Officer on March 14, 2013. On January 18, 2011, Mr. McGuire was appointed Chief Technology Officer. From November 12, 2008 until August 1, 2009, Mr. McGuire was the Chief Technology Officer of Ecosphere until he became President and Chief Executive Officer. Mr. McGuire was selected as a director because he is the founder of Ecosphere and is the inventor of all our intellectual property.

Dean Becker has served as a director since January 1, 2013. Since June 2009, Mr. Becker has been the Chief Executive Officer of ICAP Patent Brokerage and ICAP Ocean Tomo Auctions (collectively, “ICAP”), a leader in selling intellectual property. From January 2006 until June 2009, Mr. Becker was the Vice Chairman of Ocean Tomo, LLC, an industry-leading provider of an array of financial products and services related to intangible assets prior to its acquisition by ICAP. Mr. Becker is a frequent global speaker on intellectual property rights and the use of patents to include or exclude competition through licensing and enforcement of government issued rights. Mr. Becker was selected as a director because he is one of the world’s leading experts on monetizing intellectual property.

David Brooks was appointed interim Chief Financial Officer on February 5, 2013 and was elected as a director on December 13, 2013. Since June 6, 2012, Mr. Brooks has served as the part-time Chief Financial Officer of SKM Media Corp., a data and services marketing company. Since November 2009, Mr. Brooks has been the Managing Shareholder of D. Brooks and Associates CPAs, P.A., which provides Chief Financial Officer and related services to businesses on a consulting basis. From August 2008 through October 2009, Mr. Brooks was an audit director and consultant for McGladrey & Pullen, LLP (now McGladrey LLP), a large assurance, tax and consulting services company. Mr. Brooks is a Certified Public Accountant in Florida. Mr. Brooks was selected as a director due to his financial and auditing expertise.

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

Jimmac Lofton was appointed a director in March 2012 and since February 2014; Mr. Lofton has been Vice President of Business Development of Ecosphere Mining, LLC. From March 2008 until December 2011, Mr. Lofton was the Director of Investor Relations and Business Development for Evergreen Energy Inc., a clean energy technology company. Since January 2012, Mr. Lofton has been a consultant with Stanhill Capital, a London-based Merchant Bank specializing in the natural resource sector. From May 2012 until December 2013, Mr. Lofton has primarily provided services to New West Capital of Sedalia, Colorado focusing on the mining industry and water resources. Mr. Lofton was selected as a director for his experience in the clean energy industry and his knowledge of public company financial matters.

Charles Vinick has served as a director since August 2006. From January 18, 2011 until January 8, 2013, Mr. Vinick served as Chief Executive Officer. Mr. Vinick has been a consultant to Ecosphere since he resigned as Chief Executive Officer. Prior to becoming Chief Executive Officer, Mr. Vinick was Executive Chairman effective August 1, 2010. From December 22, 2009 until January 8, 2013, Mr. Vinick served as the Chairman of the Board. Mr. Vinick is currently the Chief Executive Officer of Aquantis, Inc., an ocean current energy development company. Until December 2010, Mr. Vinick served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpentaria, California. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau. Mr. Vinick was selected as a director due to his knowledge of, and commitment to, the environmental mission of Ecosphere, his understanding of the business applications for the Ecosphere technology, and his business experience and judgment. Mr. Vinick was also selected due to his 25 years of experience in global water quality and policy issues.

Executive Officers

See above for Messrs. McGuire’s, Brooks’ and Donn’s biography.

Jacqueline McGuire has been our Senior Vice President of Administration since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chairman of the Board and Chief Executive Officer, were two of our founders.

With the exception of Michael Donn, Sr., Dennis McGuire and Jacqueline McGuire as disclosed above, there are no family relationships between any of our directors and/or executive officers.

Key Employee

Dennis McGuire, Jr. is Ecosphere’s Director of Manufacturing and has been employed by Ecosphere since 2009.

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

The following table identifies the independent and non-independent Board and Committee members:

Name	Independent	Audit	Compensation
Dennis McGuire
Dean Becker
Michael Donn, Sr.
Jimmac Lofton			Chairman
Charles Vinick		✓
David Brooks

Independence

Our Board has determined that none of our directors are independent in accordance with standards under the NYSE MKT rules.

Committees of the Board of Directors

Our Board has established two standing committees to assist it in discharging its responsibilities: the Audit Committee and the Compensation Committee.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters. Our Audit Committee Charter is posted on our website at ir.stockpr.com/ecospheretech/board-committees. Our website is not incorporated herein.

The member of the Audit Committee is Charles Vinick. Our Board has determined that Mr. Vinick is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. Mr. Vinick is not independent in accordance with the NYSE MKT independence standards for audit committees.

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

Compensation Committee Interlocks and Insider Participation

Jimmac Lofton, the sole member of the Compensation Committee, is an executive officer of Ecosphere Mining, LLC, our wholly-owned subsidiary.  Previously while employed as an executive officer by Ecosphere, Mr. Charles Vinick served on the Compensation Committee. Additionally, no executive officer of Ecosphere served or serves on the compensation committee or board of any company that employed or employs any member of Ecosphere’s Compensation Committee or Board.

Board Diversity

While we do not have a formal policy on diversity, the Board considers as one of the factors the diversity of the composition of our Board and the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix. Although there are many other factors, the Board seeks to attract individuals with knowledge of water recycling, environmental solutions, and accounting and finance.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Overview

Ecosphere’s Vision

Ecosphere Technologies, Inc. is an innovative U.S. technology licensing and manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies, including Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world.

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

Prior to our sale of that technology to a private equity firm in 2007, our founder and Chief Executive Officer, Mr. Dennis McGuire, invented and patented our Ecosphere Ozonix® advanced oxidation process designed to recycle high volumes of water while eliminating the need for toxic chemicals used during hydraulic fracturing operations in the natural gas exploration industry. With this innovative technology, Ecosphere's Ozonix technology has now been used to treat over 4 billion gallons of water on over 900 wells substantially increasing our revenue over four years to more than $31 million in 2012. The development of the Ozonix® technology has generated approximately $69.7 million in revenues from 2009 through 2013. Since 2009, Ecosphere’s revenue has been primarily generated by providing our patented Ozonix® technology to natural gas exploration companies to be used during hydraulic fracturing operations. With the change in control of our former oil and gas subsidiary, FNES, and our owning less than 50% of that company, our focus has changed. That company is now being managed by a Fortune 500 company with assistance from two of our executives who serve as members of FNES' board of directors. With this change, we are focusing on expanding Ozonix® to other industries. We are seeking to raise capital for a mining subsidiary, Ecosphere Mining, LLC. Our Ozonix® technology has the potential to be applied across numerous industries that are challenged by bacteria growth corrosion and fouling caused by microbiologically induced corrosion and fouling that occurs as a result of bacteria and biofilm of growth in industrial waste waters. Potential applications including but not limited to agriculture, energy, food and beverage, industrial, mining, marine and municipal wastewater treatment.

Following our business model, we have received five U.S. patents for our Ozonix® technology, plus one recently approved Notice of Allowance in January 2014, as well as numerous foreign patents, trademarks and pending patent applications and one recently approved patent for our Ecos PowerCube® technology. Ecosphere has provided direct water treatment services to major oil and gas exploration companies to date to demonstrate proof of concept and has generated significant revenue from its commercialization efforts of the Ozonix® technology. Since 2008, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over four billion gallons of water on more than 900 oil and natural gas wells, protecting $4 billion worth of well assets, and generating over $65 million in revenue.

Compensation Philosophy

We believe there are three overriding factors that must underscore the compensation that we pay our executive officers. The compensation package must be (i) fair; (ii) competitive with other small cap or microcap issuers that have similar potential and risk; and (iii) provide incentive to motivate our executive officers to produce exceptional shareholder value. In addition, Mr. McGuire, as our founder and inventor of all of our innovative technology, provides unique skills for which the Board has decided he should be compensated as a founder/inventor. His compensation package has been designed to meet the criteria stated above and to incentivize him to remain with Ecosphere well into the future.

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

We believe that base salary should provide a secure base of compensation that is competitive in the marketplace. We intend to design the annual bonus and long-term incentives to link the incentive compensation of our key executives, including our named executive officers, with both the annual and long-term success of Ecosphere. The annual incentives will link compensation with company-wide and individual targets to motivate our employees, including our named executive officers, to meet short-term goals. The long-term equity incentives link compensation to the long-term growth and success of Ecosphere as measured by what we hope will be appreciation in our stock price. We believe that this bifurcation of linkage properly balances short-term and long-term incentives. By providing substantial potential benefits from annual bonuses and stock appreciation, we believe we help align our executives’ interest with our shareholders’ interest and motivate our executives to drive profitable growth of our business in an appropriate manner. Although competitive compensation is a factor, we did not engage in benchmarking when we approved a new compensation package for Mr. Dennis McGuire, our founder and Chief Executive Officer. Nonetheless, our Compensation Committee was cognizant of compensation paid by similarly-sized small companies. Mr. McGuire has invented and assigned to Ecosphere all of his rights to the Ozonix® patents and certain other patents.

The Ozonix® patents do not include the recently approved Notice of Allowance received in January 2014.

Role of Our Compensation Committee

Our Compensation Committee has taken a very active role in negotiating the compensation of our Chief Executive Officers and in negotiating Mr. McGuire’s compensation arrangements in all of the roles he has had. All of the compensation decisions made by our Board were first approved and recommended by the Compensation Committee.

Factors Used by Compensation Committee and Board of Directors in Determining McGuire’s Compensation Packages as well as Other Executives

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

The above financial data individually and as a whole reflect the substantial improvement in our financial condition and prospects resulting primarily from the cutting edge technology invented and developed by Mr. McGuire and the key commercial agreements we entered into as a result of Mr. McGuire’s efforts. In addition, Mr. McGuire is directly involved in every step of the technology development and delivery process from design through component specification and manufacturing to sales, testing and delivery. Mr. McGuire’s responsibilities involve the management of the outsourcing and contracting with the major component suppliers of the Ozonix® technology. Mr. McGuire has made extremely valuable contributions overseeing the entire design, development and manufacturing process of the Ozonix® EF80 units which we were required to build to exacting technical standards mandated by our written agreement with Hydrozonix. As the result of his tireless efforts, we continue to improve the Ozonix® EF80 units each quarter and in 2012 generated $1.1 million in revenue from the sale of aftermarket parts that included these improvements.

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

In addition to being the principal inventor of all of our technologies, Mr. McGuire has been our principal salesman. It was his vision and drive as well as financial support that permitted Ecosphere to continue in operations when Ecosphere was periodically faced with substantial cash flow difficulties. In 2004, Mr. McGuire and his wife loaned $1 million that they later converted to common stock at $1.00 per share. Thereafter, from time to time, Mr. and Mrs. McGuire made interim loans to us to permit Ecosphere to sustain its operations. In 2006, Mr. McGuire together with members of the senior management team agreed to a substantial reduction in compensation and from time to time when we could not meet payroll, Mr. McGuire and other senior officers simply deferred receipt of their salaries.

Mr. McGuire invented cutting-edge technology, the innovative Ozonix® technology that has significant potential to provide economic and environmental benefits. As a result of those inventions, Ecosphere was poised for significant future growth as 2012 came to a close.

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

Description of Named Executive Officer Compensation

2012 Dennis McGuire’s Compensation Arrangement

In December 2012, Ecosphere approved entering into a new three-year Employment Agreement and a Royalty Agreement for Mr. McGuire. The two agreements have been executed as of April 26, 2013 and were effective as of January 1, 2013. In negotiating these agreements Mr. McGuire recognized that if 2013 and future years reflected the growth pattern that Ecosphere was experiencing, his total compensation would significantly increase. At the same time, he contended that he bore the risk of not receiving the incentive compensation under his Royalty Agreement.

Employment Agreement

•

Base Salary. Mr. McGuire’s annual base salary is $450,000. The base salary may be increased at the discretion of Ecosphere’s Compensation Committee based upon Ecosphere’s progress in achieving its goals and objectives. In essence, the base salary is a draw against the royalties described below.

•

Stock Option Grant. We granted Mr. McGuire 6,300,000 five-year stock options, exercisable at $0.34 per share with one-third vesting immediately and the balance vest in two equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date.

•

Insurance. During the term of the Employment Agreement, Ecosphere will pay, or reimburse Mr. McGuire for, the premiums payable in connection with a $3 million term life insurance policy of which the beneficiaries shall be designated by Mr. McGuire.

Royalty Agreement

Under the Royalty Agreement Mr. McGuire is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”) less any Base Salary paid to him. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2013) and sales of Ecosphere’s equity securities. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a first-priority perfected security interest in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. Prior to a change of control of Ecosphere, the Royalty Agreement requires Mr. McGuire to agree to reasonable extensions of time if Ecosphere suffers unforeseen cash flow problems.

With the sudden unanticipated default by Hydrozonix in the first quarter of 2013, Mr. McGuire experienced the effects of the risk with respect to his incentive compensation and ceased receiving the 4% of revenues he previously received from Hydrozonix. Since the Hydrozonix relationship terminated, Mr. McGuire's royalties from operating revenue have been reduced. Because his Royalty Agreement is designed to compensate him for the sale of any interest in the patents he invented, he was eligible to receive 4% of the proceeds from FNES' two 2013 purchases, subject to the limitation in the above paragraph relating to his Base Salary. Due to this limitation, Mr. McGuire has received approximately $305,000 from the $10 million of proceeds Ecosphere received from the sales of FNES units earlier in 2013.

2011 Dennis McGuire’s Compensation Arrangement

With his two-year compensation arrangement expiring in April 2011, our Compensation Committee in late 2010 again reviewed Mr. McGuire’s efforts and critical role in our operations. Because it felt that the 3% of revenues he was receiving was not necessarily tied to any operating successes, it sought to keep Mr. McGuire’s future compensation keyed to appropriate performance standards while at the same time recognizing his role as the inventor of all of our technology. As the discussions were ensuing, the Compensation Committee and the Board were both aware of the fact that negotiations were proceeding with the principals of Hydrozonix relating to a transaction that was expected to result in a significant and positive benefit to Ecosphere. This culminated in our executing the Hydrozonix agreement in March 2011.

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

•

Stock Option Grant. We granted Mr. McGuire 9,450,000 five-year non-qualified options, exercisable at $0.46 per share with one-third of the options vesting upon execution of the Hydrozonix agreement and the balance vesting over the two-year term of the Hydrozonix agreement.

In November 2011, we modified the Long-Term Incentive Bonus to clarify that Mr. McGuire shall receive 4% of the Hydrozonix manufacturing and licensing fees and clarify that all parts of this Hydrozonix bonus are based upon payments to Ecosphere and/or EES (now FNES). The clarification arose to resolve a difference between a Term Sheet Mr. McGuire executed and the January Board Resolution. The November Resolution was recommended by our Compensation Committee and passed by our Board.

Other Named Executive Officers

The other named executive officers are the additional executives listed in the Summary Compensation Table. The details of their compensation arrangements are provided beginning on page 51.

2013 Bonuses

In December 2013, our Board of Directors reviewed Ecosphere’s 2013 performance and the valuation it received on our Ozonix® technology. In reliance upon these factors and the recommendation of our Compensation Committee, our Board of Directors awarded Dennis McGuire a $494,874 bonus. Our Board of Directors also awarded bonuses to two other executive officers – Mr. Michael Donn, Sr. $33,000 and Mrs. Jacqueline McGuire $27,500.

There were no performance factors set for 2013.

Report of Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis section with management and based on such review and discussion has recommended to our Board that the Compensation Discussion and Analysis section be included herein.

Compensation Committee Jimmac Lofton, Chairman

Summary Compensation Table for 2013

The following information relates to the compensation for 2013, 2012 and 2011 to each person serving as Chief Executive Officer and Chief Financial Officer during 2013, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of 2013 whose compensation exceeded $100,000, which we refer to as “Named Executive Officers.”

							Non-Equity	All
Name and Principal					Option		Incentive Plan	Other
Position	Year	Salary		Bonus	Awards		Compensation	Compensation		Total
(a)	(b)	($)(c)		($)(d)(1)	($)(f)(2)(3)		($)(g)(4)	($)(i)		($)(j)

Dennis McGuire	2013	450,000		494,874	844,507		305,126	31,612	(5)	2,126,119
Chief Executive Officer	2012	450,000		337,000	—		324,800	31,275	(5)	1,143,075
	2011	400,000		270,000	3,006,180		162,400	30,890	(5)	3,869,470

John Brewster (6)	2013	56,152		—	732,981	(7)	—	—		789,133
Former Chief Executive Officer

Charles Vinick (8)	2013	13,599		—	—		—	—		13,599
Former Chief Executive Officer	2012	275,000		150,000	31,883		—	43,906	(9)	500,789
	2011	263,542		100,000	314,640		—	29,108	(9)	707,290

David Brooks (10)	2013	79,650	(11)	—	—		—	—		79,650
Chief Financial Officer

Barbara Carabetta (12) Former Interim Chief Financial Officer	2013	11,956		—	—		—	—		11,956
	2012	136,000		10,000	5,314	(13)	—	—		151,314

Michael Donn, Sr.	2013	175,000		33,000	—			7,061	(14)	215,061
Chief Operating Officer	2012	175,000		30,000	31,883		—	6,906	(14)	243,789
	2011	146,250		7,500	—		—	5,869	(14)	159,619

Jacqueline McGuire	2013	112,200		27,500	—		—	4,763	(14)	144,463
Senior VP of Administration and Corporate Secretary

———————

(1)

The amount in the bonus column represents cash bonuses. At December 31, 2013, Ecosphere accrued $200,000 of Mr. McGuire’s bonus that was paid in January 2014.

(2)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers. Please note that the total compensation listed for any officer or Director in a particular year does not necessarily represent what the executive may realize in cash earnings during that period. Equity compensation is variable and depends on both the stock price and the exercise price of options. In some cases the executive may receive no compensation where options are either "under water" or expire "under water". The amounts listed for options are estimates of the value based on a number of inputs to the BSM model and are purely for the basis of accounting for the expense of the equity. See Note 17 for valuation inputs.

(3)

See the section entitled Named Executive Officer Compensation Arrangements below for a description of these option grants.

(4)

Represents cash payments for commissions paid. Refer to “Named Executive Officer Compensation Arrangements” below for a description of these commissions.

(5)

Represents 401(K) contributions and life insurance premiums paid by Ecosphere for life insurance that is for the benefit of Mr. McGuire’s beneficiaries.

(6)

Mr. Brewster resigned on March 12, 2013.

(7)

All options were forfeited upon the resignation of Mr. Brewster on March 12, 2013.

(8)

Mr. Vinick resigned on January 7, 2013. This table does not include any compensation received by Mr. Vinick under a Consulting Agreement. See the Director Compensation Table.

(9)

Represents travel expenses related to Mr. Vinick’s travel to and from the Company’s headquarters.

(10)

Mr. Brooks began serving as interim Chief Financial Officer on February 5, 2013.

(11)

Represents consulting fees paid to a company of which Mr. Brooks is the principal.

(12)

Ms. Carabetta resigned on January 30, 2013.

(13)

A portion of the option grant was forfeited upon the resignation of Ms. Carabetta.

(14)

Represents 401(K) contributions.

Grants of Plan-Based Awards in 2013

The following table provides information about equity-awards granted to each Named Executive Officer that received awards in 2013. This information supplements the information provided in the Summary Compensation Table above.

		All Other	All Other		Grant
		Stock	Option		Date Fair
		Awards:	Awards:	Exercise	Value of
		Number of	Number of	or Base	Stock and
		Shares of	Securities	Price of	Option
	Grant	Stock or	Underlying	Option	Awards
Name	Date	Units	Options (1)	Awards ($)	($)(2)

Dennis McGuire	4/26/2013	—	6,300,000 (3)	0.34	844,507

John Brewster	1/8/2013	—	5,250,000 (4)	0.38	732,981

———————

(1)	All of these grants were stock options that were granted under the Plan.
(2)

These amounts do not reflect the actual economic value realized by the Named Executive Officer. In accordance with SEC rules, this column represents the grant date fair value of each equity award. The grant date fair value is generally the amount Ecosphere would expense in its financial statements over the award’s service period, but does not include a reduction for forfeitures.

(3)	One-third of the options vested and the remaining two-thirds vest on January 2015, subject to continued employment.
(4)	These options were forfeited when he resigned on March 12, 2013.

Named Executive Officer Compensation Arrangements

Described below are the compensation packages our Board approved for our Named Executive Officers and management. The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Dennis McGuire

In January 2011, our Board approved a new employment arrangement for Mr. McGuire. His salary of $250,000 per year increased to $450,000 in March 2011, upon Ecosphere receiving an overhead fee from Hydrozonix.

Mr. McGuire’s 2011 employment arrangement provided that during the term of his employment with Ecosphere, upon the sale of all or substantially all the assets not in the ordinary course of business and/or the licensing of technology in which Mr. McGuire was an inventor, Ecosphere would pay Mr. McGuire a bonus equal to 4% of the total compensation received by Ecosphere (which includes wholly-owned subsidiaries) for these transactions. The payments would continue as long as Ecosphere receives payments.

In connection with the Hydrozonix transaction, Mr. McGuire received a fee of 4% of the manufacturing fees (exclusive of direct manufacturing costs and labor), 4% of the license fee, and 4% of the royalties, payable upon receipt of funds by Ecosphere or EES from Hydrozonix. The payments would continue as long as Ecosphere receives payments.

Ecosphere granted Mr. McGuire 9,450,000 five-year non-qualified options, exercisable at $0.46 per share. Of the options, one-third vested on March 23, 2011, at the time of the execution of the agreement with Hydrozonix, and the balance vested over the two-year term of the Hydrozonix agreement. In December 2011, in recognition of his performance during 2011, the Board awarded Mr. McGuire, a cash bonus of $270,000 that was paid in 2012.

In December 2012, our Board approved a new compensation arrangement for Mr. McGuire. In April 2013, Mr. McGuire signed an Employment Agreement and a Royalty Agreement. Under the Employment Agreement, he receives a base salary of $450,000 per year. Under the Royalty Agreement, Mr. McGuire receives royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions that were created by Mr. McGuire (the “Inventions”) less any base salary paid to Mr. McGuire. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration received by Ecosphere or its shareholders from a sale of assets outside the ordinary course of business (relating to his Inventions), or merger, exchange offer or tender offer. Royalty payments shall be paid for the life of all patents in which Mr. McGuire is an inventor regardless of whether he remains an employee of Ecosphere. He was also granted 6,300,000 five-year stock options, exercisable at $0.34 per share with one-third vesting upon his acceptance of the grant and the balance in equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date. In December 2012, in recognition of his performance during 2012, the Board awarded Mr. McGuire, a cash bonus of $337,000. In December 2013, in recognition of his performance during 2013, the Board of Directors approved a cash bonus of $494,874 to Mr. McGuire.

David Brooks

Mr. Brooks’ compensation is paid to a company of which he is the principal. The compensation paid to this company is on an hourly basis.

Michael Donn, Sr.

Mr. Donn received an annual salary of $146,250 that increased to $175,000 in January 2012. In December 2011, the Board approved a performance bonus of $7,500 for 2011 that was paid in January 2012. In January 2012, Mr. Donn was granted 157,500 stock options exercisable at $0.42 per share. In December 2012, in recognition of his performance during 2012, the Board awarded Mr. Donn a cash bonus of $30,000. In 2013, Mr. Donn was awarded a $33,000 cash bonus.

Jacqueline McGuire

Mrs. McGuire receives an annual salary of $112,200. In 2013, Mrs. McGuire was awarded a $27,500 cash bonus.

Key Employees

Jimmac Lofton

Since February 2014, Jimmac Lofton has been Vice President of Business Development of Ecosphere Mining. Mr. Lofton receives an annual salary of $180,000.

Dennis McGuire, Jr.

Dennis McGuire, Jr. is Ecosphere's Director of Manufacturing where he supervises 29 employees, supervised the manufacturing of 40 Ozonix® units, and continually improves the manufacturing process. In 2013, Mr. McGuire, Jr. received compensation consisting of base salary and bonus of approximately $182,000. This compensation arrangement was approved by Ecosphere’s Board of Directors.

Insurance Benefits

Ecosphere pays a portion of the premiums on a $5 million term life insurance policy owned by Mr. Dennis McGuire with the beneficiaries selected by Mr. McGuire.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Potential Payments upon Termination

Except for Mr. McGuire, our executive officers are not subject to any employment agreements and, accordingly, are not presently entitled to severance. Under his Employment Agreement, Mr. McGuire is entitled to severance payments if his employment is terminated upon death, disability, for Good Reason and upon a Change of Control of Ecosphere.

If Mr. McGuire’s employment is terminated as a result of death or disability, he (or his personal representative or guardian, if applicable) will be entitled to: (i) 12 months base salary, (ii) all stock options and restricted stock previously granted to him will become fully vested and (iii) if terminated due to disability, life insurance premiums will continue to be reimbursed.

If Mr. McGuire’s employment is terminated by him as a result of:

(i)	a material breach by Ecosphere of the Employment Agreement;
(ii)	the sale of all, or substantially all of the assets of Ecosphere or any of its affiliates or any division thereof which utilizes his inventions;
(iii)	the sale or license of any significant portion of his inventions without the prior written consent of Mr. McGuire;
(iv)	an event occurs which triggers the issuance of rights pursuant to the terms and conditions of any Rights Agreement adopted by Ecosphere;
(v)	a Change of Control (as described below);
(vi)	a business combination; or
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

Change of Control generally means (i) any person becomes the beneficial owner of 50% or more of the total voting power or fair market value of Ecosphere, (ii) within a 12 month period, any person becomes the beneficial owner of 30% or more of Ecosphere’s voting power, (iii) the incumbent directors cease to be a majority of the directors serving on the Board within any 12 month period, (iv) Ecosphere sells substantially all of its assets, or (v) a business combination transaction which results in Ecosphere’s current shareholders owning less than 50% of the surviving entity’s voting power.

The following table quantifies the payment Mr. McGuire will receive in the event of the termination of employment due to disability or death.

Severance Payment	Unvested Stock Options as of December 31, 2013	Exercise Price ($)	Value Based on Closing Price as of December 31, 2013 ($)	Life Insurance ($)(1)	Total ($)(2)

$450,000	4,200,000	0.34	—	3,000,000	3,450,000

———————

(1)

This does not include life insurance premiums paid on Mr. McGuire’s behalf in the event employment is terminated as a result of disability. The $3,000,000 life insurance premium will not be paid upon termination as a result of disability.

(2)

This table assumes that Mr. McGuire’s employment was terminated as of December 31, 2013.

The following table quantifies the payment Mr. McGuire will receive in the event he terminates employment for Good Reason or Change of Control.

Severance Payment	Unvested Stock Options as of December 31, 2013	Exercise Price ($)	Value Based on Closing Price as of December 31, 2013 ($)	Health and Life Insurance ($)(1)	Total ($)(2)

$900,000	4,200,000	0.34	—	36,400	936,400

———————

(1)

Represents health and life insurance premiums paid on behalf of Mr. McGuire. Does not include $3,000,000 life insurance proceeds that Mr. McGuire would receive upon his death.

(2)

This table assumes that Mr. McGuire’s employment was terminated as of December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2013:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
	Exercisable	Unexercisable	($)	Date
Name (a)	(b)	(c)	(e)	(f)

Dennis McGuire	3,139,500	—	0.95	11/8/15
	2,625,000	—	0.45	7/1/14
	1,575,000	—	0.41	12/22/14
	6,300,000	—	0.96	4/21/15
	9,450,000	—	0.46	1/3/16
	2,100,000	4,200,000 (1)	0.34	4/25/18

Charles Vinick	44,546	—	0.23	2/28/14
	171,427	—	0.45	7/1/14
	183,140	—	0.41	12/21/14
	42,339	—	1.18	7/1/15
	262,500	—	0.78	8/12/15
	1,050,000	—	0.46	1/18/16
	105,000	52,500 (2)	0.42	1/2/2017
	1,050,000	—	0.38	1/7/18
	—	209,336 (3)	0.40	6/30/18

Michael Donn, Sr.	210,000	—	1.05	12/31/14
	262,500	—	0.41	12/22/14
	525,000	—	0.46	12/23/15
	472,500	—	0.46	12/23/15
	105,000	52,500 (2)	0.42	1/2/2017

Jacqueline McGuire	105,000	—	0.41	12/22/2014
	157,500	—	0.46	12/23/2015
	157,500	—	0.46	12/23/2015
	105,000	52,500 (2)	0.42	1/2/2017

———————

(1)	These unvested options vest in two equal installments on January 1, 2014 and 2015.
(2)	These unvested options vest in two equal installments on June 30, 2014 and December 31, 2014.
(3)	These unvested options vest on June 30, 2014.

The vesting of the unvested options described in the table above are subject to continued service or employment, as applicable, on the remaining vesting dates.

Option Exercises and Stock Vested in Fiscal Year 2013

None

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

2013 Director Compensation

Name (a)	Stock Awards ($)(c)(1)	Option Awards ($)(d) (1)	Total ($)(j)
Charles Vinick (2)	—	185,853	185,853

Dean Becker (3)	—	482,391	482,391

Jimmac Lofton (4)	—	57,100	57,100

Gene Davis (5)	—	49,963	49,963

D. Stephen Keating (6)	40,000	27,672	67,672

———————

(1)

This represents the fair value of the award as of the grant date in accordance with FASB ASC Topic 718. These amounts represent awards that are paid in shares of common stock or options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the directors.

(2)

Represents a total of 1,259,336 five-year stock options. Mr. Vinick was granted 1,050,000 options in connection with a one year consulting agreement; these options were fully vested at December 31, 2013. The remaining 209,336 stock options vest on June 30, 2014.

(3)

Represents 3,150,000 five-year stock options. The options are in connection with Mr. Becker’s consulting agreement and vest in equal quarterly increments over a three-year vesting period. Effective in January 2013, Mr. Dean Becker was appointed a director of Ecosphere. Mr. Becker waived his right to an automatic equity grant under the Plan.

(4)	Represents 239,240 five-year stock options. The options vest on June 30, 2014.
(5)	Represents 209,336 five-year stock options. The options vested in December 2013. Mr. Davis did not stand for re-election at the 2013 Shareholders Meeting held in December 2013.
(6)

Represents 105,263 shares of common stock and 115,942 five-year stock options. The options and shares vested December 2013. Mr. Keating did not stand for re-election at the 2013 Shareholders Meeting held in December 2013.

Effective January 1, 2013, we entered into a three-year Business Consulting Services Agreement with Mr. Becker. See “Related Person Transactions.”

Automatic Board Grants

Effective 10 days from the date on which a non-employee director is first elected or appointed, whether elected by the shareholders of Ecosphere or appointed by the Board to fill a Board vacancy, he or she shall receive an automatic grant of restricted stock (or restricted stock units or RSUs if selected by the director with such delivery deferral as the director may select) and options with the number of shares, RSUs and options based upon Fair Market Value as defined in the Plan. Effective in January 2013, Mr. Dean Becker was appointed a director of Ecosphere. Mr. Becker waived his right to automatic equity grants under the Plan.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of March 12, 2014 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group. Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Dennis and Jacqueline McGuire (2)	28,666,509	14.8%

Common Stock	David Brooks (3)	0	0%

Common Stock	John Brewster (4)	0	0%

Common Stock	Charles Vinick (5)	3,457,165	2.1%

Common Stock	Michael Donn, Sr. (6)	2,141,845	1.3%

Common Stock	Dean Becker (7)	1,050,000	*

Common Stock	Jimmac Lofton (8)	662,658	*

Common Stock	All directors and executive officers as a group (7 persons)	36,012,045	18.2%

Common Stock	Ronald Heller (9)	9,999,997	5.7%

———————

* Less than 1%

(1)

Applicable percentages are based on 164,147,155 shares outstanding on March 13, 2014, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

McGuire: Includes 27,289,500 shares issuable upon the exercise of vested options owned by Mr. McGuire and 525,000 shares issuable upon the exercise of vested options owned by Mrs. McGuire. Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Both Mr. and Mrs. McGuire are executive officers and Mr. McGuire is a director.

(3)	Brooks: Mr. Brooks is a director and executive officer.
(4)	Brewster: Mr. Brewster is a former executive officer.
(5)	Vinick: Mr. Vinick is a director and a former executive officer. Includes 2,864,407 shares of common stock issuable upon the exercise of vested options.
(6)	Donn: Mr. Donn is a director and an executive officer. Includes 1,575,000 shares of common stock issuable upon the exercise of vested options.
(7)	Becker: Mr. Becker is a director. Represents shares of common stock issuable upon the exercise of vested options that are beneficially owned by an entity controlled by Mr. Becker.
(8)

Lofton: Mr. Lofton is a director. Includes: (i) 162,660 shares of common stock issuable upon the exercise of vested options, (ii) 166,666 shares underlying a convertible note and (iii) 333,332 shares issuable upon the exercise of warrants.

(9)

Heller: Mr. Ronald Heller has voting and dispositive control over the reported securities. Represents (i) 6,666,665 shares of common stock underlying a Convertible Note and (ii) 3,333,332 shares issuable upon the exercise of Warrants. Address is: 700 East Palisades Avenue, Englewood, NJ 07632.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 8, 2013, Ecosphere and Dean Becker, a director of Ecosphere, entered into a Business Consulting Services Agreement that can be terminated on 30 days’ notice. Under the Consulting Agreement, Mr. Becker’s role is to assist Ecosphere in monetizing its intellectual property through sales or licenses. In consideration for his services, Mr. Becker receives a fee of $250,000 per year. Additionally, Mr. Becker was granted 3,150,000 five-year stock options exercisable at $0.35 per share. As additional compensation, Mr. Becker will receive 2% of all revenues generated from the sale or license of Ecosphere’s intellectual property that was consummated as a result of introductions from Mr. Becker or negotiation assistance from him.

Effective January 8, 2013, Ecosphere and Charles Vinick, a director of Ecosphere and prior Chief Executive Officer, entered into a one-year Consulting Agreement. In connection with his Consulting Agreement, Mr. Vinick received fees of $275,000 and was reimbursed for health insurance costs. Additionally, Mr. Vinick was granted 1,050,000 five-year stock options exercisable at $0.38 per share. The options are now fully vested. This Consulting Agreement expired on December 31, 2013 and was not renewed.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chairman of the Board and Chief Executive Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire's children including Dennis McGuire, Jr., Ecosphere’s Director of Manufacturing. See “Executive Compensation” for further information.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended December 31, 2013 and 2012.

	2013	2012
Audit Fees (1)	$112,500	$118,000
Audit Related Fees (2)	6,300	20,000
Tax Fees	—	—
All Other Fees	—	—
Total	$118,800	$138,000

———————

(1)

Audit fees – these fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)

Audit related fees – these fees relate primarily to the auditors review of our registration statements.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of the report.

(1)

Financial Statements. See Index to Consolidated Financial Statements, which appears on page F-1 hereof. The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed herewith in response to this Item.

(2)

Financial Statements Schedules. Financial statements of subsidiary not consolidated see index on page F-46. No other financial statement schedules are required.

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Certificate of Correction	10-Q	11/12/13	3.4
3.5	Bylaws	10-QSB	12/11/06	3.2
3.6	Amendment to the Bylaws Adopted June 17, 2008	10-Q	11/13/08	3.3
3.7	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
3.8	Third Amendment to the Bylaws Adopted October 20, 2011	10-K	4/2/13	3.7
4.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan*	S-8	3/25/11	4.2
4.3	Second Amendment to the Amended and Restated 2006 Equity Incentive Plan*	10-K	4/2/13	4.3
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q/A	12/1/11	10.3
10.2	EES Side Letter Agreement – Hydrozonix**	10-Q	5/10/11	10.6
10.3	Second Amendment to EES LLC Agreement	10-Q/A	12/1/11	10.7
10.4	Southwest Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.5	Newfield Exploration Services Agreement	10-Q/A	3/16/11	10.17
10.6	Newfield Subsidiary Agreement**	10-K	3/16/11	10.39
10.7	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.8	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.9	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.10	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed herein as Exhibit 10.12)	10-K	3/31/10	10.20
10.11	Second Amended and Restated EES LLC Agreement	10-Q	8/9/13	10.5
10.12	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	3/31/10	10.21
10.13	Fidelity Unit Purchase Agreement dated May 24, 2013	10-Q	8/9/13	10.3
10.14	Fidelity Unit Purchase Agreement dated July 26, 2013	S-1	1/21/14	10.14
10.15	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed herein as Exhibit 10.12)	10-K	3/31/10	10.22
10.16	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010	10-K	3/16/11	10.19
10.17	Second Amendment to Amended and Restated Replacement Secured Note dated December 8, 2010	10-K	3/16/11	10.20

10.18	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.19	Form of Executive Option Agreement dated July 1, 2009*	10/Q	8/16/10	10.5
10.20	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.21	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6
10.22	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.23	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5
10.24	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.25	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.26	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.30
10.27	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.31
10.29	Technology License Agreement	10-Q	8/16/10	10.12
10.30	First Amendment to the Technology License Agreement	10-Q	8/9/13	10.4
10.31	Assignments of Technology	10-Q	11/22/10	10.10
10.32	Form of 8.5% Convertible Note (CIM)	10-Q	5/21/13	10.5
10.33	Form of Warrant (CIM)	10-Q	5/21/13	10.6
10.34	Dennis McGuire Employment Agreement*	S-1	1/21/14	10.35
10.35	Dennis McGuire Royalty Agreement *	S-1	1/21/14	10.36
10.36	Vinick Consulting Agreement*	S-1	1/21/14	10.37
10.37	Becker Consulting Agreement*	S-1	1/21/14	10.38
10.38	Form of Convertible Note (2013 Offering)				Filed
10.39	Form of Warrant (2013 Offering)				Filed
10.40	Form of Registration Rights Agreement (2013 Offering)				Filed
21.1	List of Subsidiaries	10-K	4/2/13	21.1
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Taxonomy Extension Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Management compensatory agreement

**

Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: March 17, 2014	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	March 17, 2014
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

/s/ Dean Becker	Director	March 17, 2014
Dean Becker

/s/ Michael Donn, Sr.	Director	March 17, 2014
Michael Donn, Sr.

/s/ Jimmac Lofton	Director	March 17, 2014
Jimmac Lofton

/s/ Dennis McGuire	Director	March 17, 2014
Dennis McGuire

/s/ Charles Vinick	Director	March 17, 2014
Charles Vinick

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the three-years in the period ended December 31, 2013. We also have audited Ecosphere Technologies, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three-years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ecosphere Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a loss from operations and cash used in operations along with an accumulated deficit. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management’s Plan in regards to this matter is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 17, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
Assets
Current assets
Cash	$1,059,651	$2,464,911
Restricted cash	25,000	60,168
Accounts receivable	—	1,150,152
Current portion of accounts receivable-related party	1,210,445	—
Inventory	219,278	757,682
Prepaid expenses and other current assets	121,480	107,067
Total current assets	2,635,854	4,539,980
Investment in unconsolidated investee	14,369,439	—
Accounts receivable-related party, net of current portion	2,268,406	—
Property and equipment, net	1,857,601	4,264,125
Debt issuance costs, net	37,007	—
Patents, net	138,034	81,691
Deposits	14,840	22,441
Total assets	$21,321,181	$8,908,237

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$410,402	$845,241
Accrued liabilities	843,893	1,122,119
Customer deposit	—	23,196
Current portion of convertible notes payable, net of discounts	271,176	1,203,126
Current portion of note payable	85,125	68,100
Warrant derivatives fair value	3,671	197,009
Current portion of financing obligations	163,746	96,548
Current portion of capital lease obligation	15,347	14,593
Total current liabilities	1,793,360	3,569,932
Convertible notes payable, net of discounts and current portion	510,984	—
Note payable, net of current portion	68,099	136,199
Financing obligations, net of current portion	108,265	106,612
Restructuring reserve	—	5,909
Capital lease obligation, net of current portion	41,929	57,276
Total liabilities	2,522,637	3,875,928

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2013 and 2012; $25,000 per share redemption amount plus dividends in arrears	1,203,494	1,180,994
Series B - 484 shares authorized; 241 shares issued and outstanding at December 31, 2013 and 2012, respectively; $2,500 per share redemption amount plus dividends in arrears	2,517,033	2,456,781
Total redeemable convertible cumulative preferred stock	3,720,527	3,637,775

Commitments and contingencies (Note 20)

Equity
Ecosphere Technologies, Inc. stockholders' equity (deficit)
Common stock, $0.01 par value; 300,000,000 shares authorized; 164,033,139 and 160,060,088 shares issued and outstanding at December 31, 2013 and 2012, respectively	1,640,330	1,600,599
Common stock issuable, $0.01 par value; 105,263 and 1,138,724 issuable at December 31, 2013 and 2012, respectively	1,053	11,388
Additional paid-in capital	111,417,253	107,697,370
Accumulated deficit	(97,980,619)	(117,337,883)
Total Ecosphere Technologies, Inc. stockholders' equity (deficit)	15,078,017	(8,028,526)
Noncontrolling interest in consolidated subsidiary	—	9,423,060
Total equity	15,078,017	1,394,534
Total liabilities, redeemable convertible cumulative preferred stock and equity	$21,321,181	$8,908,237

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012	2011
Revenues
Equipment sales and licensing	$—	$22,602,408	$11,460,078
Equipment sales and licensing, related party	4,759,478	—	—
Field services	1,547,786	7,405,266	9,628,081
Aftermarket part sales	287,724	1,124,624	—
Aftermarket part sales, related party	124,827	—	—
Total revenues	6,719,815	31,132,298	21,088,159

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	4,059,136	16,430,617	8,261,524
Field services costs (exclusive of depreciation shown below)	721,214	2,492,397	2,583,911
Aftermarket part costs (exclusive of depreciation shown below)	304,758	773,929	—
Selling, general and administrative	9,033,015	7,951,540	13,407,983
Depreciation and amortization	1,018,146	2,318,605	2,174,983
Total costs and expenses	15,136,269	29,967,088	26,428,401

Income (loss) from operations	(8,416,454)	1,165,210	(5,340,242)

Loss on investment in unconsolidated investee	(927,161)	—	—

Other income (expense)
Gain on deconsolidation	29,474,609	—	—
Interest expense	(455,237)	(360,031)	(581,392)
Loss on conversion, net	—	—	(93,762)
Gain on change in fair value of derivative instruments	90,531	41,374	152,888
Loss on sale of interest in unconsolidated investee	(600,000)	—	—
Restructuring charge reversal	3,170	62,000	—
Gain on sale/disposal of fixed assets, net	—	142,457	—
Other, net	—	3,057	909
Total other income (expense)	28,513,073	(111,143)	(521,357)

Net income (loss)	19,169,458	1,054,067	(5,861,599)

Preferred stock dividends	(82,752)	(102,813)	(103,000)

Net income (loss) applicable to common stock before allocation to non-controlling interest	19,086,706	951,254	(5,964,599)
Less: net (income) loss applicable to non-controlling interest in consolidated subsidiary (See Note 4)	187,806	(815,054)	(1,690,075)

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$19,274,512	$136,200	$(7,654,674)

Net income (loss) per common share applicable to common stock
Basic	$0.12	$0.00	$(0.05)
Diluted	$0.12	$0.00	$(0.05)

Weighted average number of common shares outstanding
Basic	163,054,587	156,438,773	151,188,996
Diluted	164,415,781	162,296,411	151,188,996

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2013, 2012 and 2011

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2010	144,302,325	$1,443,023	1,415,311	$14,153	$96,709,005	$(110,025,222)	$10,078,306	$(1,780,735)
Common stock issued for settlement of note payable and accrued interest	350,000	3,500	—	—	156,500	—	—	160,000
Common stock issued for options and warrants exercised for cash	3,944,015	39,440	—	—	810,381	—	—	849,821
Common stock issued for cashless option exercises	3,509,068	35,091	—	—	(35,091)	—	—	—
Note discount from warrants	—	—	—	—	415,751	—	—	415,751
Common stock issued/issuable for restricted stock vesting	—	—	160,886	1,609	188,391	—	—	190,000
Issuance of issuable shares, net of cancellations	1,500,640	15,006	(1,500,640)	(15,006)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	6,478,229	—	—	6,478,229
Restricted stock issued to an employee and then cancelled	(30,574)	(306)	—	—	306	—	—	—
Derivative impact of warrant exercises	—	—	—	—	110,519	—	—	110,519
Preferred stock dividends	—	—	—	—	(103,000)	—	—	(103,000)
Net (loss) income, 2011	—	—	—	—	—	(7,551,674)	1,690,075	(5,861,599)
Balance at December 31, 2011	153,575,474	$1,535,754	75,557	$756	$104,730,991	$(117,576,896)	$11,768,381	$458,986

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2013, 2012 and 2011 (CONTINUED)

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2011	153,575,474	$1,535,754	75,557	$756	$104,730,991	$(117,576,896)	$11,768,381	$458,986
Common stock issued for options and warrants exercised for cash	1,535,974	15,360	—	—	263,315	—	—	278,675
Common stock issued/issuable for cashless option and warrant exercises	2,202,823	22,028	1,077,678	10,777	(32,805)	—	—	—
Common stock issued for conversion of convertible notes	1,237,500	12,375	—	—	710,841	—	—	723,216
Common stock issued/issuable for restricted stock vesting	138,825	1,388	61,046	610	(1,998)	—	—	—
Warrants modified for cash	—	—	—	—	107,400			107,400
Issuance of issuable shares, net of cancellations	75,557	755	(75,557)	(755)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	1,465,692	—	—	1,465,692
Restricted stock vesting	—	—	—	—	15,000	—	—	15,000
Common stock issued for conversion of Series B preferred stock holdings	1,293,935	12,939	—	—	432,895	—	—	445,834
Reclassification of derivative liability upon exercises of warrants	—	—	—	—	108,852	—	—	108,852
Distribution to noncontrolling partners	—	—	—	—	—	—	(3,160,375)	(3,160,375)
Preferred stock dividends	—	—	—	—	(102,813)	—	—	(102,813)
Net income, 2012	—	—	—	—	—	239,013	815,054	1,054,067
Balance at December 31, 2012	160,060,088	$1,600,599	1,138,724	$11,388	$107,697,370	$(117,337,883)	$9,423,060	$1,394,534

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2013, 2012 and 2011

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2012	160,060,088	$1,600,599	1,138,724	$11,388	$107,697,370	$(117,337,883)	$9,423,060	$1,394,534
Common stock issued for options and warrants exercised for cash	1,065,314	10,653	—	—	160,035	—	—	170,688
Common stock issued for cashless option and warrant exercises	1,570,435	15,704	—	—	(15,704)	—	—	—
Common stock issued for conversion of convertible notes	98,425	984	—	—	36,516	—	—	37,500
Common stock issued/issuable for restricted stock vesting	84,000	840	105,263	1,053	58,107	—	—	60,000
Issuance of issuable shares	1,138,724	11,388	(1,138,724)	(11,388)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	1,203,785	—	—	1,203,785
Common stock issued for interest payment on convertible note	16,153	162	—	—	5,838	—	—	6,000
Reclassification of derivative upon warrant exercises	—	—	—	—	102,807	—	—	102,807
Warrants issued as finder fees	—	—	—	—	21,211	—	—	21,211
Note discount from warrant	—	—	—	—	2,203,509	—	—	2,203,509
Stock options modification	—	—	—	—	26,532	—	—	26,532
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Sale of controlling interest in subsidiary	—	—	—	—	—	—	(9,235,254)	(9,235,254)
Net income (loss), 2013	—	—	—	—	—	19,357,264	(187,806)	19,169,457
Balance at December 31, 2013	164,033,139	$1,640,330	105,263	$1,053	$111,417,253	$(97,980,619)	$—	$15,078,017

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$19,274,512	$136,200	$(7,654,674)
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Gain on deconsolidation	(29,474,609)	—	—
Preferred stock dividends	82,752	102,813	103,000
Depreciation and amortization	1,018,146	2,318,605	2,174,983
Amortization of debt issue costs	27,737	—	—
Amortization of discount on notes payable	300,043	189,604	263,767
Restructuring reversal	—	(62,000)	—
Loss on conversion of debt and accrued interest to common stock	—	—	93,762
Stock-based compensation expense	1,290,317	1,480,692	6,668,229
Gain on sale/disposal of fixed assets, net	—	(142,457)	—
Noncontrolling interest in income (loss) of consolidated subsidiary (See Note 4)	(187,806)	815,054	1,690,075
Gain from change in fair value of warrant derivative liability	(90,531)	(41,374)	(152,888)
Loss on investment in unconsolidated investee	927,161	—	—
Loss on sale of interest in unconsolidated investee	600,000	—	—
Write-down of inventory	158,650	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	689,865	(277,035)	(169,642)
Increase in accounts receivable – related party	(3,478,851)	—	—
(Increase) decrease in prepaid expenses and other current assets	(27,329)	102,844	115,353
Increase in inventory	(785,691)	(348,935)	(19,189)
Decrease (increase) in deposits	—	157	(393)
Decrease in accounts payable	(300,137)	(335,482)	(790,166)
(Decrease) increase in accrued liabilities	(260,594)	(41,385)	350,399
Decrease in restructuring reserve	(5,909)	(51,275)	(61,935)
(Decrease) increase in customer deposits	(22,035)	23,196	—
Net cash provided by (used in) operating activities	(10,264,309)	3,869,222	2,610,681
Investing Activities:
Net proceeds from sale of interest in subsidiary	9,500,000	—	—
Repayment of amounts due to unconsolidated investee	(1,385,139)	—	—
Cash held by deconsolidated subsidiary	(247,636)	—	—
Proceeds from sale of fixed asset	—	206,000	—
Transfers (to) from restricted cash	35,168	(60,168)	—
Purchase of property and equipment	(446,724)	(373,386)	(622,240)
Payment of patent costs	(65,563)	—	—
Net cash provided by (used in) investing activities	7,390,106	(227,554)	(622,240)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issuance costs	2,406,467	—	1,575,000
Proceeds from warrant and option exercises	170,688	278,675	849,819
Proceeds from warrant modification	—	107,400	—
Proceeds from equipment and vehicle financing	—	54,287	175,744
Distributions from FNES subsidiary to noncontrolling members	—	(3,160,375)	—
Repayments of notes payable and insurance financing	(981,075)	(240,162)	(151,052)
Repayments of notes payable to related parties	—	(136,676)	(2,412,783)
Repayments of vehicle and equipment financing	(112,544)	(116,474)	(27,963)
Principal payments on capital leases	(14,593)	(7,025)	—
Net cash (used in) provided by financing activities	1,468,943	(3,220,350)	8,765
Net increase (decrease) in cash	(1,405,260)	421,318	1,997,206
Cash at beginning of year	2,464,911	2,043,593	46,387
Cash at end of year	$1,059,651	$2,464,911	$2,043,593

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the Years Ended December 31,
	2013	2012	2011
Supplemental Cash Flow Information:

Cash paid for interest	$311,042	$26,018	$287,465
Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities:

Accrued preferred stock dividends	$82,752	$102,813	$103,000
Discount related to warrants issued with convertible debt	$—	$—	$415,751
Conversion of convertible notes to common stock	$37,500	$723,216	$—
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$102,807	$108,852	$110,521
Warrants issued as debt issue cost	$21,211	$—	$—
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$111,738	$—	$—
Equipment purchased under capital lease	$—	$78,896	$—
Equipment purchased under installment arrangement with vendor	$—	$48,000	$—
Common stock issued as settlement of note and accrued interest	$6,000	$—	$66,328
Series B Redeemable Convertible Cumulative Preferred Stock converted to common stock	$—	$2,500	$—
Conversion of accrued interest to long-term notes payable	$—	$—	$49,089
Conversion of Series B preferred stock to common stock	$—	$443,334	$—
Cashless exercise of options and warrants	$14,957	$31,243	$33,420
Beneficial conversion feature on convertible debt charged to additional paid in capital	$2,091,771	$—	$—
Extension of term of stock options in settlement of accrued interest on convertible debt	$26,532	$—	$—
Vehicle purchased through third party financing arrangement	$56,802	$—	$—
Insurance premium finance contract recorded as prepaid asset	$168,859	$171,929	$151,052

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”), is an innovative U.S. technology licensing and manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: technologies like Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world.

The Company is a leader in emerging advanced oxidation processes and has an extensive portfolio of intellectual property that includes six approved United States patents and numerous patents pending for the Ecosphere Ozonix® process. The patented Ecosphere Ozonix® process is a revolutionary advanced oxidation process that is currently being used by customers to reduce costs, increase treatment efficiencies and eliminate harmful chemicals from wastewater treatment operations around the United States. Ozonix® can be used to replace chemicals in a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, mining, marine, and municipal wastewater treatment.

In 2009, Ecosphere formed Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions, LLC (“FNES”), to deploy its patented Ozonix® water treatment technology across the global energy market. Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including:

•

2013 Oil and Gas Awards - Water Management Company of the Year Award, Midcontinent Region;

•

2013 Bloomberg New Energy Finance - New Energy Pioneer Award;

•

2013 IHS CERAWeek - Energy Innovation Pioneer Award;

•

2013 American Technology Awards - "Clean Tech/Green Tech" Winner;

•

2013 World Technology Awards - Corporate "Environment" Category Winner;

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Since 2009, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over 4 billion gallons of water on more than 900 oil and natural gas wells, protecting $4 billion worth of well assets, and generating over $65 million in revenue; substantially increasing Ecosphere’s revenue over four years to more than $31 million in 2012.

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

On May 24, 2013, ETI sold 12% of FNES to Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and an existing FNES member, for $6 million under a Unit Purchase Agreement (the “Agreement”). In consideration for facilitating the transaction, ETI transferred an additional 1.5% interest of FNES to an existing FNES member. Additionally, for a 90-day period, FNF had the option to purchase an additional 8% of FNES from ETI for $4 million. The option was exercised in July 2013. In connection with the July 2013 transaction, ETI transferred an additional 0.5% interest of FNES and paid $250,000 in cash to the same existing FNES member as discussed above and granted to FNF, an option to acquire an additional 12% interest in FNES for $6 million by December 31, 2013. The option was not exercised. As a result, on December 31, 2013 ETI and FNF owned 30.6% and 39% of FNES, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Accordingly, in 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis for value of our patented Ozonix® technology portfolio. Navigant delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the Company owns 30.6% interest in FNES. While this valuation is subject to a number of assumptions, the Company believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

During 2013, Ecosphere received $10 million in gross proceeds from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio. Effective May 24, 2013, ETI recognized a gain on deconsolidation of approximately $29.5 million and began accounting for its investment in FNES using the equity method of accounting. (See Notes 3 and 4)

The Company has formed six subsidiaries which it expects will obtain exclusive sublicenses for global, industry-specific fields-of-use to its patented Ozonix® technology. The Company has hired investment banker Ladenburg Thalmann to assist it with obtaining equity financing for these subsidiaries, but initially will focus on Ecosphere Mining, LLC.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the U.S. as promulgated by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information.

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

Going Concern

As of March 14, 2014, Ecosphere had cash on hand of approximately $1.2 million and working capital of $0.8 million as of December 31, 2013. With the sale of our interests in FNES and the resulting reduction of our ownership interest to 30.6%, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In July 2013, Ecosphere sold 8% interest in FNES for gross proceeds of $4 million in addition to $8 million received in early 2013 related to the sale of 12% interest in FNES. In 2013, Ecosphere sold two Ozonix® EF80 units to FNES for $2.4 million a unit, respectively. For the first Ozonix® EF80, FNES paid $500,000 down in July 2013, and agreed to pay the remainder in equal monthly installments of approximately $52,778 over 36 months. For the second Ozonix® EF80, which was sold in November 2013, FNES paid $250,000 down and agreed to pay the remainder in equal monthly installments of approximately $59,722 over 36 months. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July in exchange for $1 million in cash. The buyer of the note is an FNES member and director. Since December 18, 2013, Ecosphere has raised approximately $1.95 million through the sale of Convertible Notes and Warrants. Ecosphere is seeking to raise up to another $3.05 million from the sale of Convertible Notes and Warrants. See Note 10 to the Consolidated Financial Statements for details on this financing. Management believes that its current plans will provide sufficient liquidity for the next 12 months and beyond.

Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Convertible Notes described above.

•

The FNES note with $59,722 per month of payments as described above. Ecosphere is seeking to sell this note.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

•

Ecosphere plans to sell minority rights to the Ozonix® technology for use in industries outside of oil and gas exploration that management expects will result in similar realization of value as that realized by the development and sale of rights to the technology to FNES. Ecosphere owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including but not limited to agriculture, energy, food and beverage, industrial, mining, marine and municipal wastewater treatment, and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption and industrial consumption and industrial disposal or for re-use.

•

In December 2013, Ecosphere launched an offering of a minority interest in Ecosphere Mining, LLC, a newly formed subsidiary, and has retained Ladenburg Thalmann to raise $10 million.

•

Ecosphere’s business model revolves upon the sale of intellectual property. In addition to its 30.6% interest in FNES, Ecosphere has the patent rights to all of its Ozonix® technology outside of energy. All of the various “vertical” applications are available for sale including the 30.6% of FNES. Ecosphere also recently received a patent for its Ecos PowerCube® and is seeking to sell all or a portion of it.

•

The Company expects to begin manufacturing Ozonix® water treatment equipment pursuant to the exclusive technology license and equipment purchase agreement between Hydrosphere Energy Solutions and FNES.

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. However, Ecosphere cannot provide any assurance that these plans will be successful. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ecosphere’s arbitration proceeding against Halliburton is another potential source of liquidity.

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $295,000 due in March 2014 and $712,500 due in February 2015.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ecosphere, its wholly-owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%. Since May 24, 2013, the Company accounts for its investment in FNES under the equity method. On July 31, 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 39.1% to 30.6% (See Notes 3 and 4). The Company continues to account for its investment in FNES under the equity method. All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

Prior to May 24, 2013, the Company accounted for its less than 100% interest in EES in accordance with ASC Topic 810, Consolidation, and accordingly the Company presented noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, warranty reserve, valuation of derivatives, valuation of remaining interest in FNES upon deconsolidation and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of December 31, 2013, represents a $25,000 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry. No allowance was deemed necessary at December 31, 2013 and 2012.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment and work-in-process representing a mobile solar power system being manufactured and assembled for future sale where no binding sales contract exists. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 7.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at December 31, 2013 and 2012 have either been acquired from a related Company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $9,220 $4,470 and $3,981 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Royalties

Revenue from technology license royalties will be recorded if and as the royalties are earned. No royalty revenue has been earned to date.

The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs in cost of revenues.

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2013 and 2012, the Company has no product warranty accrual given its lack of long-term historical warranty experience and the fact that more recent warranty repair experience relates to what we believe are non-recurring issues and are therefore, not indicative of future warranty estimates or material to the Company’s operations. The warranty period on the first unit constructed ended September 22, 2013 and the warranty period on following three units ended during the three months ended December 31, 2013. The remaining eight units have warranty periods ending by December 31, 2014.

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the year ended December 31, 2013, the Company’s research and development costs were de minimis. The Company recognized research and development cost of $28,290 and $247,107 for the years ended December 31, 2012, and 2011, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $166,952, $181,269 and $20,571 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2013, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

The computation of basic and diluted earnings per share is as follows:

	For the year ended December 31, 2013
	Basic	Diluted
Numerator
Net (loss) income applicable to common stock	$19,274,512	$19,274,512
Denominator
Weighted average common shares outstanding	163,054,587	163,054,587
Warrants and options	—	1,361,194
	163,054,587	164,415,781
Net (loss) income per share	$0.12	$0.12

	For the year ended December 31, 2012
	Basic	Diluted
Numerator
Net (loss) income applicable to common stock	$136,200	$136,200
Denominator
Weighted average common shares outstanding	156,438,773	156,438,773
Warrants and options	—	5,836,003
Restricted stock	—	21,635
	156,438,773	162,296,411
Net (loss) income per share	$0.00	$0.00

For the year ended December 31, 2011, the computation of diluted loss per share was the same as basic loss per share because all outstanding potentially dilutive instruments were anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Shares
	December 31,
	2013	2012	2011
Convertible debt	8,274,479	2,171,107	3,075,189
Convertible preferred stock	362,497	432,900	433,514
Options and warrants to purchase common stock	70,915,167	58,570,398	77,566,750
Unvested stock grants	—	62,366	333,267
Total Anti-Dilutive Potential Common Shares	79,551,909	61,236,771	81,408,720

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial statements.

3.

GAIN ON SALE OF INTEREST IN SUBSIDIARY

As a result of the Company selling a 12% interest in FNES in May 2013, the Company recognized a gain on deconsolidation on the sale of FNES of $29,474,609 during the year ended December 31, 2013, consisting of the following:

Net cash consideration	$5,850,000
Retained investment	19,546,600
Carrying value of non-controlling interest	9,235,254
Net assets of EES	(5,157,245)
Gain on deconsolidation	$29,474,609

4.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts as noted in Note 3 for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6% as of December 31, 2013. Financial information for FNES as of December 31, 2013 and for the period from May 24, 2013 through December 31, 2013, which is derived from the FNES audited financial statements is summarized below and full financials are included elsewhere in the 10-K for fiscal year ended December 31, 2013  in accordance with Regulation S-X rule 3-09:

December 31, 2013
ASSETS
Cash	$1,462,397
Accounts receivable	431,978
Property and equipment	6,702,562
Inventory	474,261
Prepaid Expenses	1,984
Intangible Assets	1,875,000
Deposits	4,200

Total Assets	$10,952,382

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$196,933
Debt	9,142
Debt, related party	3,470,709
Members' equity	7,275,598

Total liabilities and members' equity	$10,952,382

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	For the three months ended December 31, 2013	For the period May 24, 2013 through December 31, 2013
	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$1,318,587	$3,789,722
Cost of sales	675,279	1,551,011
Gross profit	643,308	2,238,711
Operating expenses	1,588,681	4,284,576
Operating loss	(945,373)	(2,045,865)
Other expense	(29,130)	(44,302)
Net loss	(974,503)	(2,090,167)
Ownership interest (average)	31%	31%
Share of net loss	$(298,123)	$(627,572)
Elimination of intra-entity profit	$(145,440)	$(299,589)
Total equity interest loss recorded	$(443,563)	$(927,161)
Investment	$14,369,439	$14,369,439

Transactions with FNES:

The Company sold two Ozonix® EF80 units to FNES during the year ended December 31, 2013. A portion of the profits from the sale reflects the Company’s ownership share and is eliminated through an adjustment to “Loss on investment in unconsolidated investee.” The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the “Loss on investment in unconsolidated investee” line on the Statement of Operations:

Revenue recognized on sales to FNES	$4,509,478
Cost of sales on sales to FNES	3,530,183
Approximate ownership interest in FNES	31%
Elimination of the Company’s share of profits on sales to FNES	$299,589

5.

ACCOUNTS RECEIVABLE

As of December 31, 2013, accounts receivable in the amount of $3,478,851 consisted of amounts due from one related party customer, FNES, in connection with the sale of Ozonix® equipment. The Company sold two Ozonix® EF80 units in July and November 2013 to FNES, pursuant to which FNES paid the Company $500,000 and $250,000 and agreed to pay 36 monthly payments of $52,778 and $59,722, respectively. Note 21, Concentration of Risk.

As of December 31, 2012, accounts receivable in the amount of $1,150,152 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for ancillary revenue related to equipment sales. See Note 21, Concentration of Risk.

As of December 31, 2011, accounts receivable in the amount of $873,117 consisted of amounts due from three customers, one for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells, one for processing frac flowback water for reuse in fracturing natural gas wells and one for ancillary revenue related to equipment sales. See Note 21, Concentration of Risk.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2013	2012
Prepaid insurance	$28,436	$38,173
Vendor advances	42,500	1,055
Prepaid professional fees	39,000	44,000
Other	11,544	23,839
Total prepaid expenses and other current assets	$121,480	$107,067

7.

INVENTORY

Inventory consists of the following:

	December 31,
	2013	2012
Raw materials	$178,982	$609,557
Work in process	40,296	148,125
Total	$219,278	$757,682

8.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2013	2012
Machinery and equipment	5	$2,329,731	$10,698,094
Furniture and fixtures	5 to 7	303,026	342,918
Automobiles and trucks	3 to 5	142,141	241,834
Leasehold improvements	5	469,230	415,281
Office equipment	5	608,633	582,156
Construction in progress		—	183,693
		3,852,761	12,463,976
Less total accumulated depreciation		(1,995,160)	(8,199,851)
Property and equipment, net		$1,857,601	$4,264,125

During the year ended December 31, 2013, additions to property and equipment included the purchase of a work truck, mobile operations vehicle, computer equipment and software, and additional construction in progress of a piece of equipment for the treatment of wastewater outside of oil and gas exploration. The unit was completed in the third quarter and the amounts were reclassified from construction in progress to machinery and equipment. In addition, the Company has additions to leasehold improvements in connection with the new Ecosphere Mining office in Park City, UT and the addition of one Ozonix® Ore Recovery Equipment to machinery and equipment to be used in the mining application.

With the deconsolidation of FNES, the Company removed assets with a net book value of approximately $3.0 million.

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

During the year ended December 31, 2012, additions to property and equipment included certain equipment obtained under a capital lease arrangement with a value of approximately $79,000 along with equipment acquired through a financing arrangement in the amount of approximately $48,000 which is reflected in the caption “Machinery and Equipment.” See Note 10.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 amounted to $1,008,926, $2,314,135 and $2,171,002, respectively.

9.

ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31,
	2013	2012
Accrued payroll and related benefits	$318,139	$443,023
Accrued interest	277,560	396,325
Accrued professional fees	22,538	40,000
Other accrued liabilities (See Note 20)	225,656	242,771
Total accrued liabilities	$843,893	$1,122,119

10.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at December 31, 2013, and December 31, 2012:

Convertible Notes Payable

December 31, 2013	December 31, 2012

Convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. As of December 31, 2013, the unamortized amount of the discount was $1,688,904 and accrued interest was $5,625.

$11,096	$—

Convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and are convertible into common stock at a conversion rate of $0.381 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, $37,500 of the outstanding principal was converted into 98,425 shares of common stock. As of December 31, 2013, the unamortized amount of the discount was $212,612 and accrued interest was $15,890. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes.

499,888	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

	December 31, 2013	December 31, 2012

Convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.40 and issued warrants to purchase 368,467 shares of common stock for $0.40 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which is being amortized through the extended maturity of the notes. As of December 31, 2013, and December 31, 2012, the unamortized amount of the discounts was $23,824 and $21,874, respectively. Accrued interest at December 31, 2013 and December 31, 2012 was $87,908 and $228,189, respectively.

	271,176	1,203,126

Total	782,160	1,203,126
Less Current Portion, net of discounts	(271,176)	(1,203,126)
Convertible notes payable, long term, net of discounts	$510,984	$—

A summary of convertible notes payable and the related discounts as of December 31,:

	2013	2012
Principal amount of convertible notes payable	$2,707,500	$1,225,000
Unamortized discount	(1,925,340)	(21,874)
Convertible notes payable, net of discount	782,160	1,203,126
Less: current portion	(271,176)	(1,203,126)
Convertible notes payable, net of discount, less current portion	$510,984	$—

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $153,224 and $204,299 were outstanding at December 31, 2013, and December 31, 2012, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Financing Obligations

	December 31, 2013	December 31, 2012
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$102,321	$132,430

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	54,690	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,000 over 6 months, matured in February 2013.	—	16,000

Secured vehicle notes payable in monthly installments totaling $878 over 60 months accruing interest at an annual rate of 9.0%. The vehicle notes payable were repaid during 2013.	—	18,368

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014 with a $15,000 deposit due January 1, 2014.	115,000	—

Secured non-interest bearing, software notes payable in monthly installments totaling $4,215 over 12 months with a $1 purchase option at the end of the lease agreement in August 2013.	—	36,362

Total	272,011	203,160
Less Current Portion	(163,746)	(96,548)
Financing obligations, long-term portion	$108,265	$106,612

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of December 31, 2013, by fiscal year, are as follows:

For the year ended December 31,	Payment
2014	$17,888
2015	17,888
2016	17,888
2017	8,946
Total	62,610
Less implied interest	(5,334)
Capital lease obligation	57,276
Less current potion	(15,347)
Long-term portion	$41,929

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of December 31, 2013:

For the year ended December 31,	Amount
2014	$559,218
2015	2,543,047
2016	49,546
2017	19,005
2018	10,242
2019	8,953
Total debt- face value	3,190,011
Less: unamortized discount	(1,925,340)
Net debt	$1,264,671

11.

RESTRUCTURING RESERVE

In June 2009, the Board of Directors approved an exit strategy to close the Company’s New York office in order to reduce operating costs. The Company recognized aggregate restructuring charges related to the office closing in the amount of $548,090 consisting of future lease commitments and employee severance costs in the amount of $246,920 and $301,170, respectively.

The fair market value of the future lease payments was calculated based upon the amount of future rents due as of September 30, 2009 of approximately $710,000 spread over 44 payments less estimated sublease income of $10,000 per month, and discounted conservatively at 3.5%, the current prime lending rate resulting in a charge to restructuring of $246,920 in accordance with ASC 420-10-15, Exit or Disposal Cost Obligations. The lease expired on April 30, 2013.

Based upon a review of the reserve performed during 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000. The Company adjusted the reserve accordingly.

The following table summarizes the activity in the restructuring reserve during the three years ended December 31,:

Restructuring Reserve:

	2013	2012	2011
Balance, beginning of year	$5,909	$119,184	$181,119
Accrual adjustments	10,621	(62,000)	—
Rental payments	(63,808)	(187,416)	(181,091)
Sublease payments received	47,278	136,141	119,156
Balance, end of year	$—	$5,909	$119,184

12.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

Table 1	BSM Inputs
Warrants
	During the Year Ended December 31, 2011	As of December 31, 2011
Volatility	62.11% - 74.24%	63.85%
Expected Term	0.08 - 2.0 years	1.22 - 2.27
Risk Free Interest Rate	0.01% - 0.43%	0.17% - 0.28%

2012

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2012 with the BSM option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.37 and the ranges for volatility, expected term and risk free interest indicated in Table 2 that follows (BSM inputs only). As a result, for the year ended December 31, 2012, the Company recognized a gain from the change in derivative liability of $41,374 in other income related to the warrant derivative instruments.

Table 2	BSM Inputs
Warrants
	During the Year Ended December 31, 2012	As of December 31, 2012
Volatility	52.10% - 64.10%	50.05%
Expected Term	0.46 – 1.93 years	0.37 – 1.27 years
Risk Free Interest Rate	0.08% - 0.24%	0.06% - 0.18%

2013

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2013 with the BSM option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.28 and the ranges for volatility, expected term and risk free interest indicated in Table 3 that follows (BSM inputs only). As a result, for the year ended December 31, 2013, the Company recognized a gain from the change in derivative liability of $90,531 in other income related to the warrant derivative instruments.

Table 3	BSM Inputs
Warrants
	During the Year Ended December 31, 2013	As of December 31, 2013
Volatility	45.99% - 86.82%	86.82%
Expected Term	0.13 – 1.02 years	0.27 years
Risk Free Interest Rate	0.02% - 0.14%	0.04%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13.

FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 12. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$3,671	$—	$—	$3,671

	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$197,009	$—	$—	$197,009

The following is a roll forward through December 31, 2013 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2010	$610,642
Fair value of warrants exercised	(110,519)
Change in fair value included in other (income) loss	(152,888)
Balance at December 31, 2011	347,235
Fair value of warrants exercised	(108,852)
Change in fair value included in other (income) loss	(41,374)
Balance at December 31, 2012	197,009
Fair value of warrants exercised	(102,807)
Change in fair value included in other (income) loss	(90,531)
Balance at December 31, 2013	$3,671

14.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2013 and 2012 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,053,494 and $1,030,994 on December 31, 2013 and 2012 respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Series B

At December 31, 2013 and 2012 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $1,914,533 and $1,854,281 on December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, one holder converted one share of Series B preferred stock into 835 shares of common stock. In addition, in order to settle a dispute with a shareholder and former director, the Company issued 1,231,484 shares of common stock and the shareholder and former director converted his 80 Series B shares and accrued dividends.

15.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2013.

Shares Issued for Cash

2013

1,065,314 shares of common stock were issued for $170,688 in cash through the exercise of warrants with exercise prices between $0.14 and $0.24 per share.

2012

1,535,974 shares of common stock were issued for $278,675 in cash through the exercise of warrants and options with exercise prices between $0.14 and $0.57 per share.

2011

3,944,015 shares of common stock were issued for $849,821 in cash through the exercise of warrants and options with exercise prices between $0.14 and $0.27 per share.

Shares Issued in Cashless Option Exercises

2013

The Company issued 1,570,435 shares of common stock in connection with the cashless exercise of options to purchase 4,200,000 shares of the Company’s common stock exercisable at $0.29 per share and based upon the market values of the Company’s common stock ranging from $0.46 to $0.50 per share.

2012

The Company issued 642,960 shares of common stock in connection with the cashless exercise of options to purchase 1,192,450 shares of the Company’s common stock exercisable at $0.14 to $0.34 per share and based upon the market values of the Company’s common stock ranging from $0.60 to $0.63 per share.

2011

The Company issued 1,235,295 shares of common stock in connection with the cashless exercise of options to purchase 2,100,000 shares of the Company’s common stock exercisable at $0.27 per share and based upon the market value of the Company’s common stock of $0.68 per share.

The Company issued 44,798 shares of common stock in connection with the cashless exercise of options to purchase 84,000 shares of the Company’s common stock exercisable at $0.27 per share and based upon the market value of the Company’s common stock of $0.60 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

The Company issued 2,228,975 shares of common stock in connection with the cashless exercise of options to purchase 4,196,850 shares of the Company’s common stock exercisable at $0.14 and $0.29 per share and based upon the market value of the Company’s common stock of $0.54 per share.

Shares Issued in Conversion of Preferred Stock

2012

1,293,058 shares of common stock were issued upon conversion of 80 shares of Series B Preferred Stock and accrued dividends. The total value of the preferred shares converted was $445,834.

878 shares of common stock were issued upon conversion of one share of Series B Preferred Stock.

Shares Issued in Payment of Accrued Interest

2013

In January 2013, the Company issued 16,153 shares of common stock with a value of $6,000 based on the quoted trading price of $0.39 per share were issued as payment for accrued interest in the same amount.

Shares Issued Upon Conversion of Debt and Other Liabilities

2013

98,425 shares of common stock were issued to lenders upon conversion of secured original issue discount notes in the amount of $37,500 at a conversion rate of $0.381 per share.

2012

1,237,500 shares of common stock were issued to lenders upon conversion of secured original issue discount notes in the amount of $825,000 at a conversion rate of $0.67 per share.

2011

The Company issued 350,000 shares of common stock in connection with the conversion of a note payable and accrued interest in the amount of $66,238. The trading value of the stock on the conversion date was $0.48 and the Company recorded a loss on conversion of $93,762 related to this transaction.

Shares Issued in Cashless Warrant Exercise

2012

2,637,541 shares of common stock were issued for 8,299,395 warrants to purchase common stock at exercise prices between $0.14 and $0.57 per share, based upon market values for the Company’s common stock at between $0.349 and $0.65 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

16.

RESTRICTED STOCK

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $60,000, $15,000 and $190,000 for the years ended December 31, 2013, 2012 and 2011, respectively net of cancellations/forfeitures. The following table summarizes non-vested restricted stock and the related activity for the years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2010	282,979	$0.85
Granted	272,221	$0.51
Vested	(221,933)	$1.08
Non-vested at December 31, 2011	333,267	$0.50
Granted	84,000	$0.48
Vested	(138,824)	$0.47
Cancellations and forfeitures	(194,443)	$0.51
Non-vested at December 31, 2012	84,000	$0.45
Granted	105,263	$0.48
Vested	(189,263)	$0.48
Non-vested at December 31, 2013	—	$—

At December 31, 2013 there was no unrecognized share-based compensation expense from non-vested restricted stock. The above grants relate to various directors and director advisors accepting such grants as outlined in Note 17.

17.

STOCK OPTIONS AND WARRANTS

The fair value of option and warrants granted during the periods presented is estimated on the date of grant using the BSM option pricing model. We used the following assumptions for options granted in the following periods:

For the Year Ended December 31,
	2013	2012	2011
Expected volatility	45.99% - 93.39%	54.75% - 64.15%	69.2% - 112.58%
Expected term	3.5 -5 years	3 - 4 years	3 - 5 years
Risk-free interest rate	0.44% - 1.39%	0.39% - 0.87%	0.39% - 2.06%
Expected dividend yield	None	None	None

Stock-based compensation expense (excluding charges related to restricted stock) for the years ended December 31, 2013, 2012 and 2011 was $1,203,785, $1,465,692 and $6,478,229, respectively net of cancellations/forfeitures. As of December 31, 2013, there was $572,008 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 2 years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2003 Equity Incentive Plan

On November 17, 2003, the Company adopted the 2003 Equity Incentive Plan. The Plan terminated in November 2013. As of December 31, 2013 options to purchase 142,275 shares of common stock at $1.05 per share are outstanding under this Plan.

2003 Stock Option Plan for Outside Directors and Advisory Board Members

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors and Advisory Board Members, which provided for the granting of 2,000,000 stock options, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. At December 31, 2013 options to purchase 766,500 shares of common stock at exercise prices ranging from $1.05 to $1.36 per share are outstanding under this Plan. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of December 31, 2013 options to purchase 8,847,839 shares of common stock were outstanding under the 2006 Plan.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	10,225,256	$0.50	8,828,736	$0.52	12,317,345	$0.55

Granted	16,681,354	$0.36	1,716,480	$0.45	539,586	$0.50

Exercised	—	$—	—	$—	(613,200)	$0.27

Forfeited	(5,318,056)	$0.38	(272,710)	$0.47	(26,250)	$0.45

Expired	(1,360,606)	$0.47	(47,250)	$1.36	(3,388,735)	$0.74

Outstanding at end of year	20,227,948	$0.44	10,225,256	$0.50	8,828,736	$0.52

Exercisable at end of year	13,002,821	$0.29	8,932,275	$0.51	8,315,400	$0.52

Outstanding
Weighted average remaining contractual term		3.05		2.35		3.02
Aggregate intrinsic value		$14,891		$29,188		$81,613
Weighted average grant date fair value		$0.14		$0.21		$0.25

Exercisable
Weighted average remaining contractual term		2.45		1.90		2.93
Aggregate intrinsic value		$14,891		$29,188		$81,613

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2013

Option Grants to Directors under a Consulting Agreement

In January 2013, the Company granted five-year options to purchase 1,050,000 shares of common stock with an exercise price of $0.38 per share to a director who is also serving as a consultant for a one year period. The fair value of these options amounted to $135,890, calculated using the BSM method and will be expensed over the vesting period. As of December 31, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30, Initial Measurement (“ASC 505-50-30). The subsequent re-measurement produced a value of $122,481 which is being amortized over the service period.

In January 2013, the Company granted five-year options to purchase 3,150,000 shares of common stock with an exercise price of $0.35 per share to a director of the Company who is also serving as a consultant for a three year period. The fair value of these options amounted to $482,391, calculated using the BSM method and will be expensed over the requisite service period. As of December 31, 2013 the Company revalued the unvested options in accordance with ASC 505-50-30. The subsequent re-measurement produced a value of $384,420 which is being amortized over the service period.

Annual Director Grants

In July 2013, in accordance with the Plan, the Company’s non-employee directors received an automatic grant of options for board service for the upcoming year. In connection with the automatic grants, non-employee directors were granted a total of 773,854 five-year stock options at an exercise price of $0.40 per share. Of the 773,854 five-year stock options, 325,278 will vest on December 1, 2013 and the remaining 448,576 stock options vest on June 30, 2014. The value of the options, $184,698, calculated using the BSM option pricing model will be recognized as expense over the vesting periods.

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

2012

Option Grants

In January 2012, the Company granted five year options to purchase 1,113,000 shares of common stock to certain employees at an exercise price of $0.42 per share. The fair value of these options amounted to $225,302, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

In March 2012, upon the appointment of a new board member, the Company granted five year options to purchase 129,230 shares of common stock at exercise prices of $0.62 per share. The fair value of these options amounted to $39,027, calculated using the BSM method, and will be expensed over a three year period, one-third per year.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In July 2012, in accordance with the 2006 Plan, the Company’s advisory board member received an automatic grant of 31,500 five-year stock options with an exercise price of $0.48 per share for service as an advisory board member for the upcoming year. The options vest on June 30, 2013, subject to the continued service as an advisory board member. The value of the options, $5,528, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over the one-year vesting period.

In July 2012, in accordance with the 2006 Plan, the Company’s non-employee directors received an automatic grant of options and restricted stock for board service for the upcoming year. In connection with the automatic grants, non-employee directors were granted a total of 399,000 five-year stock options at an exercise price of $0.48 per share. The options vest on June 30, 2013, subject to the continued service of each applicable person as a director. The value of the options, $70,019, calculated using the BSM option pricing model and, will be recognized as expense over the one-year vesting period.

On July 3, 2012, in connection with a non-employee board member’s appointment to the compensation committee, the committee member received an automatic grant under the 2006 Plan of 43,750 five-year stock options at an exercise price of $0.46 per share. The options vest in three equal annual increments over a three year period with the first vesting date being one year from the date of the automatic grant. The value of the options, $8,410, calculated using the BSM option pricing model, based upon the market value of the Company's common stock on the date of the grant, will be recognized as expense over a three-year vesting period.

2011

Option Exercises

During the three months ended March 31, 2011, the Company issued 571,200 shares of common stock in exchange for $152,320 in connection with the exercise of options with exercise prices of $0.27 per share. In addition, the Company issued 22,340 shares of common stock in connection with the cashless exercise of options to purchase 42,000 shares of common stock at an exercise price of $0.27 per share and based upon a market price of the Company’s common stock of $0.60 per share.

Option Grants

In July 2011, the Company granted directors five-year options to purchase 301,389 shares of the Company’s common stock at an exercise price of $0.51 per share as compensation for their board service for the coming year.

In July 2011, the Company granted advisory board members five-year options to purchase 106,947 shares of the Company’s common stock at an exercise price of $0.51 per share as compensation for their advisory board service for the coming year. In August 2011, the Company granted an employee five-year options to purchase 26,250 shares of common stock at an exercise price of $0.45 per share. The options were subsequently forfeited due to termination.

In September 2011, the Company granted an employee five-year options to purchase 105,000 shares of common stock at an exercise price of $0.43 per share. The options vest over a three year period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	46,295,435	$0.54	48,464,734	$0.53	44,855,435	$0.48

Granted	—	$—	—	$—	10,050,000	$0.46

Exercised	4,200,000	$0.29	(1,619,809)	$0.18	(6,050,701)	$0.22

Forfeited	—	$—	(549,490)	$0.27	(787,500)	$0.78

Expired	(7,462,000)	$0.42	—	$—	(52,500)	$4.76

Outstanding at end of year	34,633,435	$0.60	46,295,435	$0.54	48,464,734	$0.53

Exercisable at end of year	34,633,435	$0.60	46,295,435	$0.54	44,054,739	$0.53

Outstanding
Weighted average remaining contractual term		1.42		1.87		2.79
Aggregate intrinsic value		$—		$386,353		$1,497,900
Weighted average grant date fair value		N/A		$ N/A		$0.33

Exercisable
Weighted average remaining contractual term		1.42		1.87		2.71
Aggregate intrinsic value		$—		$386,353		$1,341,900

2013

Cashless Exercise

In March 2013, the Company issued 1,570,435 shares of common stock upon the cashless exercise of 4,200,000 options with an exercise price of $0.29 per share based upon market price of the Company’s common stock ranging from $0.46 to $0.50 per share.

2012

Option Exercises

During the twelve months ended December 31, 2012, the Company issued 976,849 shares of common stock in exchange for $147,050 in connection with the exercise of options with exercise prices ranging from $0.14 to $0.29 per share.

In addition, the Company issued 642,960 shares of common stock in connection with the cashless exercise of options to purchase 1,192,450 shares of common stock at an exercise prices ranging from $0.14 to $0.34 per share and based upon market prices of the Company’s common stock ranging from $0.44 to $0.60 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2011

Option Grants

On January 2, 2011, the Company granted its Chief Technology Officer five-year options to purchase 9,450,000 issued five-year options at an exercise price of $0.46 per share. The options vested one-third upon the signing of the Hydrozonix Agreement, with the remainder vesting in equal installments on each June 30th and December 31st until either the Company has delivered 16 Ecos-Frac® units to Hydrozonix or on the second anniversary of the Agreement.

On January 18, 2011, coinciding with his appointment as Chief Executive Officer, the Company issued five-year options to purchase 1,050,000 shares of the Company’s common stock with an exercise price of $0.46 per share. The options vested 500,000 immediately, and the remainder vested in equal installments on June 30, 2011 and December 31, 2011, subject to the continued employment of the CEO on those dates. In connection with the issuance, the CEO forfeited five-year options to purchase 750,000 shares of common stock at an exercise price of $0.82 which were granted to him upon his appointment as full-time Executive Chairman in August 2010.

Option Exercises

During the three months ended March 31, 2011, the Company issued 539,951 shares of common stock in exchange for $122,320 in connection with the exercise of options with exercise prices ranging from $0.14 to $0.27 per share. In addition, the Company issued 22,401 shares of common stock in connection with the cashless exercise of options to purchase 42,000 shares of common stock at an exercise price of $0.27 per share and based upon a market price of the Company’s common stock of $0.60 per share.

During the three months ended June 30, 2011, the Company issued 157,500 shares of common stock upon the exercise of options with an exercise price of $0.14 per share resulting in proceeds to the Company of $22,500. In addition the Company issued 2,228,975 shares of common stock upon the cashless exercise of 4,196,850 options with exercise prices of between $0.14 and $0.29 per share based upon a market price of the Company’s common stock of $0.54 per share.

During the three months ended September 30, 2011, the Company issued 399,000 shares of common stock upon the exercise of options with an exercise price of $0.14 per share resulting in proceeds to the Company of $57,000.

In December 2011, the Company issued 715,340 shares of common stock in exchange for $102,200 in connection with the exercise of options with an exercise price of $0.14 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,507,500	0.50	1,507,500	$0.50	2,471,400	$0.31

Granted	—	—	—	$—	735,000	$0.61

Exercised	—	—	—	$—	(1,698,900)	$0.27

Forfeited	—	—	—	$—	—	$—

Expired	(247,500)	0.40	—	$—	—	$—

Outstanding at end of year	1,260,000	0.53	1,507,500	$0.50	1,507,500	$0.50

Exercisable at end of year	1,260,000	0.53	1,507,500	$0.50	1,245,000	$0.48

Outstanding
Weighted average remaining contractual term		1.36		2.11		3.12
Aggregate intrinsic value		$—		$—		$4,714
Weighted average grant date fair value		N/A		$ N/A		0.50

Exercisable
Weighted average remaining contractual term		1.36		2.11		2.92
Aggregate intrinsic value		$—		$—		$4,714

2011

Option Grants

On January 5, 2011, the Company issued five-year options to purchase 210,000 shares of common stock at an exercise price of $0.58 per share to its legal counsel for past services. The options vested immediately.

On January 20, 2011, the Company issued five-year options to purchase 525,000 shares of common stock at an exercise price of $0.62 per share to an individual as a finder’s fee related to the Hydrozonix Agreement. The options vested 50% upon the signing of the definitive agreement with the remainder vesting upon the completion of the eighth EF80 unit, approximately one year.

Option Exercises

During the three months ended March 31, 2011, the Company issued 438,900 shares of common stock in exchange for $117,040 in connection with the exercise of options with exercise prices of $0.27 per share. In addition, the Company issued 741,177 shares of common stock in connection with the cashless exercise of options to purchase 1,260,000 shares of common stock at an exercise price of $0.27 per share and based upon a market price of the Company’s common stock of $0.68 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Warrants

The following table summarizes warrant activity for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,367,709	0.50	18,765,779	$0.44	20,138,463	$0.41

Granted	12,764,920	0.35	—	$—	1,218,750	$0.67

Exercised	(1,065,314)	0.16	(8,798,670)	$0.17	(1,962,064)	$0.26

Forfeited	—	—	—	$—	—	$—

Exchanged, net	—	—	—	$—	—	$—

Expired	(1,714,717)	0.59	(3,599,400)	$0.71	(629,370)	$0.50

Outstanding at end of year	16,352,598	0.37	6,367,709	$0.55	18,765,779	$0.44

Exercisable at end of year	16,352,598	0.37	6,367,709	$0.55	18,756,779	$0.44

Outstanding and exercisable
Weighted average remaining contractual term		4.10		1.54		1.16
Aggregate intrinsic value		$180,543		$557,245		$2,089,266

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2013 is presented below:

Shares

Warrants issued for financing	16,288,098
Warrants issued for services	64,500
Outstanding at December 31, 2013	16,352,598

Grants and Exercises

2013

Issuance of Warrants with Convertible Debt

In February 2013, the Company issued 984,375 five-year warrants exercisable at $0.381 per share in connection with a $750,000 convertible note. The fair value of the warrants amounted to $265,133, calculated using the BSM method. (See Note 10).

In December 2013, the Company issued 11,333,338 five-year warrants exercisable at $0.35 per share in connection with $1,700,000 convertible notes. The fair value of the warrants amount to $2,087,934, calculated using the BSM method. (See Note 10).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Issuance of Warrants as Finder Fee

In February 2013, the Company issued 78,750 five-year warrants exercisable at $0.381 per share to a third party in conjunction with a financing. The fair value of the warrants amounted to $21,211, calculated using the BSM method. The warrant value and $43,533 in cash paid to a third party are recorded as a deferred asset and being amortized over the term of the note.

Issuance of Warrants for Extension of Maturity Dates on Convertible Debt

During the three months ended June 30, 2013, holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As partial consideration of the extensions the Company issued warrants to purchase 368,467 shares of common stock for $0.40 per share over five years. (See Note 10)

Warrant Exercises for Cash

In January 2013, the Company issued 84,000 shares of common stock in exchange for cash of $20,000 upon the exercise of warrants with an exercise price of $0.24 per share.

In May 2013, the Company issued 718,814 shares of common stock in exchange for cash of $113,188 upon the exercise of warrants with exercise prices between $0.14 and $0.19 per share.

In December 2013, the Company issued 262,500 shares of common stock in exchange for cash of $37,500 upon the exercise of warrants with an exercise price of $0.14 per share.

2012

Warrant Exercises and Grants

During the year ended December 31, 2012, the Company issued 559,125 shares of common stock in exchange for $131,625 in connection with the exercise of warrants with exercises prices ranging from $0.14 to $0.57 per share. In addition, the Company issued 2,637,541 shares of common stock in connection with the cashless exercise of warrants to purchase 8,299,395 shares of common stock at exercise prices ranging from $0.14 to $0.57 per share based upon market prices of the Company's common stock ranging from $0.349 to $0.648 per share.

In March of 2012, the Company provided an option to extend the expiration date of certain warrants for a period of one year, or surrender the warrants in a cashless exercise. The arrangement called for holders of warrants at exercise prices of $0.57 and $0.71 to extend such warrants for one year at a cost of $0.20 and $0.14, respectively. Holders of 336,000 and 325,500 $0.57 warrants and $0.71 warrants, respectively opted to extend their expiration date for one year at an aggregate cost of $107,400. Given the stock closing price at quarter-end of $0.61, the remainder of the $0.60 warrants were converted in cashless exercises, resulting in the issuance of 73,410 shares of common stock (as discussed above), while warrants to acquire 3,599,400 shares of common stock for $0.71 per share expired.

2011

Warrant Exercises and Grants

During the three months ended March 31, 2011, the Company issued 674,940 shares of common stock in exchange for $179,984 in connection with the exercise of warrants with exercise prices of $0.27 per share. In addition, the Company issued 470,588 shares of common stock in connection with the cashless exercise of options to purchase 840,000 shares of common stock at an exercise price of $0.27 per share and based upon a market price of the Company’s common stock of $0.68 per share.

During the three months ended June 30, 2011, the Company issued 69,999 shares of common stock upon the exercise of warrants with an exercise price of $0.14 per share resulting in proceeds to the Company of $10,000.

During the three months ended September 30, 2011, the Company issued 52,500 shares of common stock upon the exercise of warrants with an exercise price of $0.24 per share resulting in proceeds to the Company of $12,500.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

During the three months ended December 31, 2011, the Company issued 324,624 shares of common stock upon the exercise of warrants with exercise prices between $0.14 and $0.24 per share resulting in proceeds to the Company of $73,958.

Issuance of Warrants with Convertible Debt

During the first quarter of 2011, the Company issued five year warrants to purchase 806,250 shares of common stock with an exercise price of $0.67 per share in connection with the issuance of convertible notes with an aggregate principal value of $1,075,000. See Note 10. The warrants were valued using the BSM option pricing model with expected terms of 5 years, volatility ranging from 100.73% to 112.55% and discounts rates from 1.95% to 2.06%. The relative fair value of these warrants, $270,259, was recorded as a debt discount and is being amortized to interest expense over the term of the notes.

In addition, in January 2011, the Company issued five year warrants to purchase 412,500 shares of common stock with an exercise price of $0.67 per share in connection with the issuance of a convertible original issue discount note in the amount of $550,000. See Note 10. The warrants were valued using the BSM option pricing model with an expected term of 5 years, a volatility of 105.08% and a discount rate of 1.97%. The relative fair value of these warrants, $145,492, plus the original issue discount of $50,000 was recorded as debt discount and is being amortized to interest expense over the term of the note.

18.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

In July 2009, the Company formed FNES and contributed the assets and liabilities of EES Inc. in exchange for a 67% ownership interest in FNES. In November FNES received $7,850,000 in exchange for a 21.5% interest in FNES. After the November transaction, the Company owns 52.6% of FNES. FNES reported a net loss of $743,417 during the period from inception, July 16, 2009 through December 31, 2009 and a net loss of $528,277 for the year ended December 31, 2010, both of which were allocated to the other FNES members in accordance with the LLC operating agreement. For fiscal 2011, FNES had net income of $3,217,407 of which the first $1,271,694 was allocated entirely to the noncontrolling interest to allow them recovery of previously allocated losses, in accordance with the LLC operating agreement, after which income was allocated to ETI and certain noncontrolling interests based on a formula stipulated in the LLC operating agreement, as amended. On a net basis, $1,690,075 of income was allocated to noncontrolling interests in fiscal 2011. During 2012, of FNES’s $3,780,472 of net income, $815,054 was allocated to noncontrolling interest. From January 1, 2013 until May 23, 2013, FNES had net income of $873,407, $187,806 of which was allocated to noncontrolling interest. On May 24, 2013, the Company sold its controlling interest in FNES eliminating any noncontrolling interest in FNES.

Pursuant to FNES Board Member resolutions during 2012, cash distributions of $6.7 million were made in accordance with membership interest in FNES. Of this amount, $3.2 million was paid to members comprising the noncontrolling interest and $3.5 million was paid to ETI and, accordingly, was eliminated in consolidation.

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the three years ended December 31, 2013, 2012 and 2011:

Noncontrolling Interest in Subsidiary

	2013	2012	2011
Balance, beginning of year	$9,423,060	$11,768,381	$10,078,306
Distributions to noncontrolling members	—	(3,160,375)	—
Sale of controlling interest in subsidiary	(9,235,254)	—	—
Noncontrolling interest in income (loss)	(187,806)	815,054	1,690,075
Balance, end of year	$—	$9,423,060	$11,768,381

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

19.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2013, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $68,000,000. The NOL expires during the years 2013 to 2033. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $32,097,629 of net deferred tax assets at December 31, 2013 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2013 was $24,446,438. The change in the valuation allowance during the year ended December 31, 2013 amounted to $7,371,627.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2013	2012
Deferred tax assets:
Organizational costs, accrued liabilities and other	$559,373	$450,912
NOL carryforwards	25,588,695	26,007,066
Depreciation	106,118	34,206
Compensation related to equity instruments issued for services	5,843,443	5,357,898
Valuation allowance	(24,446,438)	(31,818,065)

Net deferred tax assets	$7,651,191	$32,017
Deferred tax liabilities:
Investment in unconsolidated investee	(7,619,174)	—
Other	(32,017)	(32,017)
Total deferred tax liabilities	(7,651,191)	(32,017)
Total net deferred taxes	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011

Income tax expense (benefit) at federal statutory rate	34.00%	34.00%	(34.00)%
State taxes, net of federal benefit	3.67	0.51	(4.73)
Nondeductible items	0.39	(29.26)	25.45
Change in valuation allowance	(38.06)	(5.25)	13.28
	—%	—%	—%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

20.

COMMITMENTS AND CONTINGENCIES

Legal

The Company has an extensive intellectual property portfolio which management believes has substantial value not reflected on the Consolidated Balance Sheet. As the pioneer in the field of emerging advanced oxidation processes, the Company has to aggressively defend its intellectual property. Thus, in February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells. As of December 31, 2013, the Company has incurred $299,333 in arbitration fees.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of December 31, 2013 the Company had an accrued balance of $100,000 which is comprised of the $150,000 obligation less $50,000 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain. See Note 9 as this amount is included in other accrued liabilities.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of December 31, 2013 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees. See Note 9 as this amount is included in other accrued liabilities.

Leases

The Company makes monthly rent payments of $11,789 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices and manufacturing location. During the years ended December 31, 2013, 2012 and 2011 the Company recognized rent expense amounting to $141,468, $141,468 and $141,468, respectively. The Company has been under a month-to-month agreement for the two buildings adjacent to the Stuart facility that holds the Company’s machining equipment. The lease agreements expired in April and May 2012 and the Company continues to make monthly rent payments of $4,955. During the years ended December 31, 2013, 2012 and 2011 the Company recognized rent expense amounting to $59,460, $59,760 and $59,760, respectively.

In September 2013, the Company entered into a five-year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $227,734 relating to this five-year lease agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Future minimum annual rents due under operating leases are as follows:

Total

Amounts due under operating leases in 2014	$42,897
Amounts due under operating leases in 2015	44,178
Amounts due under operating leases in 2016	45,503
Amounts due under operating leases in 2017	46,872
Amounts due under operating leases in 2018	48,284
$227,734

21.

CONCENTRATION OF RISK

During the year ended December 31, 2013, the Company’s revenues were 73%, 14% and 9% from customers A, B and C, respectively, in the oil and gas industry, and were from three revenue sources. Of the three revenue sources, 73% related to the sale of Ozonix® equipment and field services offered in the domestic oil and gas industry, 14% related to mobile, Ozonix® water recycling services provided during hydraulic fracturing operations and the remaining 9% related to onsite, Ozonix® water recycling services provided for the treatment of flowback and produced waters. As of December 31, 2013, 100% of accounts receivable were from customer A, respectively.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. As of December 31, 2013, the Company’s bank balances exceeded FDIC insured amounts by approximately $0.9 million.

22.

RELATED PARTY TRANSACTIONS

2013 Related Party Transactions

Related Party Option Grants

In January 2013, the Company granted five-year options to purchase 5,250,000 shares of common stock with an exercise price of $0.381 per share to its former Chief Executive Officer. These options were forfeited when he resigned on March 12, 2013. (See Note 17)

On April 26, 2013, the Company’s prior grant of five-year options to purchase 6,300,000 shares of common stock with an exercise price of $0.34 per share to its Chief Executive Officer and Chief Technology Officer became effective. The fair value of the options amounted to $844,507, calculated using the BSM method. One third of the options vested April 26, 2013 and the remaining two-thirds vest in equal increments on January 1, 2014 and 2015. (See Note 17)

In January 2013, the Company granted five-year options to purchase 4,200,000 shares of common stock with exercise prices between $0.38 and $0.35 per share to two directors who also serve as consultants. (See Note 17)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

Related Party Consulting Agreements

In January 2013, the Company entered into a one-year consulting agreement with one of the Company’s board members. As of December 31, 2013 the Company has paid $252,083 pursuant to the consulting agreement. This consulting agreement expired December 31, 2013.

In January 2013, the Company entered into a three year consulting agreement that may be terminated with 30 days’ notice with one of the Company’s board members. As of December 31, 2013 the Company has paid $250,000 pursuant to the consulting agreement.

Related Party Equipment Sales

In July 2013, FNES purchased Ozonix® EF80 unit 14 from the Company, pursuant to which FNES paid the Company $500,000 and agreed to pay 36 monthly payments of approximately $52,778 beginning in August 2013. As of December 31, 2013, FNES owes the Company approximately $1.53 million relating to this arrangement.

In November 2013, FNES purchased one Ozonix® EF80 unit 13 from the Company, pursuant to which FNES paid the Company $250,000 and agreed to pay 36 monthly payments of approximately $59,722 beginning in December 2013. As of December 31, 2013, FNES owes the Company approximately $1.94 million relating to this arrangement.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, administrative and other miscellaneous services to FNES. FNES has agreed to pay the $56,360 a month for the Company’s services and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay $56,360 as a service fee to the Company. All costs relating to the service fee are offset against various expense accounts on the statement of operations.

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owes on two Ozonix® EF80 units purchased in July and November 2013. (See Note 5)

2012 Related Party Transactions

Related Party Option Grants

In January 2012, the Company granted five-year options to purchase 1,113,000 shares of common stock to certain employees at an exercise price of $0.42 per share. 955,500 of these grants were made to related parties.

In July 2012, the Company issued 197,694 shares of common stock to the Chief Operating Officer in exchange for options to purchase 299,950 shares of common stock in connection with the cashless exercise of options with an exercise price of $0.14 per share and based on a market value of the Company’s common stock of $0.44 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

23.

FNES TRANSACTION

On July 21, 2009, the Company finalized a series of agreements with Clean Water Partners, LLC (“CWP”), an affiliate of Bledsoe Capital Group, LLC ("Bledsoe”). Under the agreements CWP became a 33% owner of EES, in exchange for up to $10 million as described below. As the owner of the remaining 67% of FNES, the Company controlled a majority of the Board of Directors of FNES and controls and manages its daily operations. A supermajority vote is required for major matters including the sale of FNES. The transaction is summarized on a consolidated basis as follows:

Cash contribution from CWP	$2,500,000
Forgiveness of loan advances from Bledsoe	1,000,000
Future priority distribution to the Company of FNES profits	2,500,000
Other possible future priority distributions to the Company	4,000,000

Total transaction amount	$10,000,000

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

The Company sold its controlling interest in FNES on May 23, 2013. On a net basis, $873,364 of loss was allocated to noncontrolling interest in fiscal 2013, for the period January 1, 2013 to May 23, 2013 prior to deconsolidation, and $187,806 of loss was allocated to noncontrolling interest in fiscal 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

24.

QUARTERLY DATA (UNAUDITED)

	March 31,		June 30,		September 30,		December 31,
	2013	2012	2013	2012	2013	2012	2013	2012
In thousands, except per share data
Revenues	$862	$8,361	$976	$8,625	$2,389	$7,326	$2,493	$6,820
Income (loss) from operations	(2,324)	1,039	(2,166)	885	(1,741)	431	(2,185)	(1,190)
Net income (loss) applicable to common stock before noncontrolling interest	(2,524)	721	27,271	894	(2,812)	382	(2,848)	(1,046)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	(2,353)	365	27,288	506	(2,812)	316	(2,849)	(1,051)
Net income (loss) per common share applicable to common stock
Basic	(0.02)	—	0.17	—	(0.02)	—	(0.01)	—
Diluted	(0.02)	—	0.17	—	(0.02)	—	(0.01)	—

25.

SUBSEQUENT EVENTS

Convertible Note

In January 2014, the Company received $245,000 in connection with the issuance of convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, maturing in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share.

Stock Issuances

In February 2014, the Company issued 8,753 shares of common stock upon the cashless exercise of options to purchase 44,546 shares of common stock with an exercise price of $0.229 per share and based upon a market price of the Company’s common stock of $0.285 per share.

Sale of FNES Note

In exchange for $1 million, in March 2014, Ecosphere sold to an FNES director, the note payable from FNES in the amount of $1,530,555.

INDEX TO FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

Fidelity National Environmental Solutions, LLC

We have audited the accompanying balance sheet of Fidelity National Environmental Solutions, LLC ("the Company") as of December 31, 2013, and the related statements of operations and changes in members’ equity, and cash flows for the period from May 24, 2013 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Environmental Solutions, LLC as of December 31, 2013, and the results of its operations and its cash flows, for the period from May 24, 2013 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

March 17, 2014

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

STATEMENT OF FINANCIAL CONDITION

DECEMBER 31, 2013

Assets
Current assets
Cash	$1,462,397
Accounts receivable	431,978
Inventory	474,261
Prepaid expenses and other current assets	1,984
Total current assets	2,370,620
Property and equipment, net	6,702,562
Intangible assets, net	1,875,000
Deposits	4,200
Total assets	$10,952,382

Liabilities and Members' Equity
Current liabilities
Accounts payable and accrued expenses	$196,933
Current portion of financing obligations—related party	1,202,304
Current portion of financing obligations	8,400
Total current liabilities	1,407,637
Financing obligations, net of current portion—related party	2,268,405
Financing obligations, net of current portion	742
Total liabilities	3,676,784

Commitments and Contingencies (Note 8)

Members' equity	7,275,598

Total liabilities and members' equity	$10,952,382

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

 STATEMENT OF OPERATIONS

May 24, 2013
through
December 31, 2013
Revenues
Field services	$3,655,918
Aftermarket part sales	133,804
Total revenues	3,789,722
Cost of sales
Field services costs (exclusive of depreciation shown below)	1,423,449
Aftermarket part costs – related party (exclusive of depreciation shown below)	127,562
Total cost of sales	1,551,011
Gross profit	2,238,711
Costs and expenses
Depreciation and amortization	1,718,331
Personnel (Includes stock-based compensation of $1,432,598)	1,838,664
Professional fees	190,234
Occupancy	136,429
Travel	128,881
Insurance	118,929
Marketing	62,275
Other general and administrative	90,833
Total costs and expenses	4,284,576

Loss from operations	(2,045,865)

Other expense
Interest expense	(44,302)
Total other expense	(44,302)

Net loss	$(2,090,167)

Members' equity - May 23, 2013	7,933,167

Equity-based compensation	1,432,598

Members' equity - end of year	$7,275,598

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

 STATEMENT OF CASH FLOWS

May 24, 2013
through
December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(2,090,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,718,331
Equity-based compensation	1,432,598
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,972
Decrease in prepaid expenses	24,771
Increase in inventory	(238,508)
Increase in accounts payable	37,938
Decrease in customer deposits	(11,600)
Net cash provided by operating activities	914,335

INVESTING ACTIVITIES:
Proceeds from advances to Ecosphere Technologies, Inc.	1,385,139
Purchases of equipment	(799,117)
Net cash provided by investing activities	586,022

FINANCING ACTIVITIES:
Repayments of vehicle financing	(5,472)
Repayment of notes payable - related party	(280,124)
Net cash used in financing activities	(285,596)

Net increase in cash	1,214,761

Cash, beginning May 24, 2013	247,636

Cash, end of year	$1,462,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid of interest	$44,302
Cash paid for income taxes	$—

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment with the issuance of notes payable	$3,750,833

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD

MAY 24, 2013 THROUGH DECEMBER 31, 2013

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Fidelity National Environmental Solutions, LLC (the “Company” or “FNES”) has been deploying Ecosphere Technologies, Inc.’s (“ETI”) patented Ozonix® technology in the North American energy market since 2009. FNES is now the leading water treatment provider to the energy services sector and currently provides non-chemical water recycling technologies and services to energy companies operating in the oil and natural gas industry. FNES has enabled oil and gas customers to treat, recycle and reuse over 4 billion gallons of water on more than 900 oil and natural gas wells in major shale plays around the United States with its diversified Ecos-Frac® line of Ozonix® products.

The Company has been granted an exclusive global “field-of-use” license to Ecosphere’s patented Ozonix® technology for the global energy market including, but not limited to, onshore and offshore oil and gas exploration and production, enhanced oil recovery, power generation, coal-fired power plants and refineries. Since 2009, FNES has been providing energy exploration and production companies with mobile, high-volume, chemical-free water treatment equipment to treat and recycle flowback and produced waters during hydraulic fracturing operations.

The Company was organized in the state of Delaware on July 13, 2009.

Since the inception date of July 13, 2009 through May 23, 2013, the Company was a majority-owned subsidiary of Ecosphere Technologies, Inc. (“ETI”), and its accounts were included in the consolidated financial statements of ETI. On May 24, 2013, ETI sold a 12% interest in FNES to an existing member, Fidelity National Financial (“FNF”), resulting in ETI no longer holding a controlling interest in the Company. Accordingly, since May 24, 2013, the accounts of the Company are no longer included in the consolidated financial statements of ETI.  In July 2013, ETI sold an additional 8% interest in the Company to FNF.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the U.S. as promulgated by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The financial statements presented in this report are from the Period from May 24, 2013 through December 31, 2013 which is the period FNES began being accounting for under the equity method by ETI as noted above. In accordance with Regulation S-X 3-09 these financial statements of FNES should only depict the period of the fiscal year in which it was accounted for by the equity method.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, and valuation of equity based instruments issued for other than cash.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD

MAY 24, 2013 THROUGH DECEMBER 31, 2013

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry. No allowance was deemed necessary at December 31, 2013.

Inventory

Inventory is primarily comprised of replacement parts for sale to licensed operators of equipment utilizing the Ozonix® technology. Inventory on hand at the balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives generally ranging from three to seven years. Expenditures for maintenance and repairs are expensed as incurred.

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

Intangible Assets

The Company’s intangible assets consist of licensed rights to ETI’s patented Ozonix® technology for the global energy market including, but not limited to, onshore and offshore oil and gas exploration and production, enhanced oil recovery, power generation, coal-fired power plants and refineries. The Company acquired the license in 2009 for cash consideration of $2,500,000, which is being amortized over 18 years which is the remaining term of the patent using the straight-line method. Amortization expense totaled $84,006 for the period from May 24, 2013 through December 31, 2013. As of December 31, 2013, the net carrying value of the licensed rights, net of accumulated amortization of $625,000 was $1,875,000, which will be amortized in annual increments of $138,889 through June 2027.

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

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD

MAY 24, 2013 THROUGH DECEMBER 31, 2013

The Company used Level 3 inputs to estimate the fair value of equity-based compensation granted during the year ended December 31, 2013.

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

After Market Part Sales

The Company recognizes revenue from the sale of aftermarket parts to customers who have purchased the Company’s equipment during the period in which the parts are delivered to the buyer.

Royalties

Revenue from technology license royalties will be recorded if and as the royalties are earned. No royalty revenue has been earned to date.

The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs in cost of revenues.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $62,275 for the period May 24, 2013 through December 31, 2013.

Equity-based Compensation

Compensation expense for all equity-based employee and director compensation awards granted is based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718, Stock Compensation (“ASC Topic 718”). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. None of the Company’s awards to date were subject to vesting requirements. Accordingly, the grant-date fair value of these awards has been recognized as compensation expense on the grant date.

The Company has estimated the fair value of equity-based compensation based on recent transactions involving the Company’s equity interests for cash consideration.

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes. Accordingly, the Company is not obligated to pay income taxes on its taxable income; rather its members are responsible for their respective portions of taxable income.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD

MAY 24, 2013 THROUGH DECEMBER 31, 2013

3.

ACCOUNTS RECEIVABLE

As of December 31, 2013 accounts receivable in the amount of $431,978 consisted of amounts due from one customer, for providing Ecos-Frac® services to treat water without the use of chemicals prior to fracturing natural gas wells. See Note 9, Concentration of Risk.

4.

INVENTORY

Inventory consists of the following:

December 31,
2013
Raw materials	$224,261
Finished Goods	250,000
Total	$474,261

Finished goods represent a completed water treatment unit available for sale and raw materials represent spare parts available for sale.

5.

PROPERTY AND EQUIPMENT

Property and equipment as of December 31 2013, consists of the following:

	Estimated Useful
	Lives in Years
Machinery and equipment	5	$17,026,374
Furniture and fixtures	5 to 7	27,212
Automobiles and trucks	3 to 5	171,798
		17,225,384
Less total accumulated depreciation		(10,522,822)
Property and equipment, net		$6,702,562

Depreciation expense for the period from May 24, 2013 through December 31, 2013 amounted to $1,634,325.

6.

FINANCING OBLIGATIONS

Financing obligations consisted of the following as of December 31, 2013:

Secured equipment note payable issued as partial consideration for the purchase of equipment from ETI, payable in monthly installments of $52,778 through July 2016. The note is non-interest bearing and carried at the present value of future payments using an implied annual interest rate of 5.05%	$1,530,869

Secured equipment note payable issued as partial consideration for the purchase of equipment from ETI, payable in monthly installments of $59,722 through November 2016. The note is non-interest bearing and carried at the present value of future payments using an implied annual interest rate of 5.05%	1,939,840

Secured vehicle notes payable in monthly installments totaling $877 over 60 months accruing interest at an annual rate of 8.9%.	9,142

Total	3,479,851
Less Current Portion	(1,210,704)
Financing obligations, long-term portion	$2,269,147

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE PERIOD

MAY 24, 2013 THROUGH DECEMBER 31, 2013

Aggregate annual maturities of debt are as follows as of December 31, 2013:

For the year ended December 31,	Amount
2014	$1,210,704
2015	1,265,189
2016	1,003,958
Total	$3,479,851

7.

MEMBERS’ EQUITY

The Company has one class of membership unit, of which it is authorized up to an aggregate of 1,000,000 units. As of December 31, 2013, there were 127,393 units outstanding. Each member has rights, obligations and other features provided to Members generally.

Equity Based Compensation

In July 2013, the Company granted certain members of its board of directors and management options to acquire 10% of membership interests for aggregate consideration of $20,000,000 over a term of 5 years. The options provide for a cashless exercise feature in the event of a change of control. The grant-date fair value of the options, totaling 2,819,619, was estimated using the Black-Scholes Method and the following assumptions: expected term – 7 years; volatility – 94.63%, risk free rate – 2.27%, expected dividends – 0%. One third of the options vested immediately on August 23, 2013 and the remaining two thirds vest on August 23, 2014 and 2015. The Company recognized $1,432,598 of expense related to these options for the period May 24, 2013 through December 31, 2013.

8.

COMMITMENTS AND CONTINGENCIES

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

To our knowledge, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

9.

CONCENTRATION OF RISK

For the period from May 23, 2013 through December 31, 2013, 77%, 20% and 3% of the Company’s revenues were from customers A, B and C, respectively, in the oil and gas industry. Of the three revenue sources, 77% related to mobile, Ozonix® water recycling services provided during hydraulic fracturing operations, 20% related to onsite, Ozonix® water recycling services provided for the treatment of flowback and produced waters and the remaining 3% related to the sale of aftermarket parts used in Ozonix® water treatment equipment. As of December 31, 2013, approximately 100% of accounts receivable was from customer A.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2013. As of December 31, 2013, the Company’s bank balances exceeded FDIC insured amounts by approximately $1.5 million.

10.

RELATED PARTY TRANSACTIONS

For the period from May 24, 2013 through December 31, 2013, the Company acquired equipment from ETI, a 30.6% member of the Company, for aggregate consideration of $4.8 million, of which $750,000 was paid upon delivery of the equipment, and remaining $4,050,000 balance as of December 31, 2013, is payable in monthly installments of $112,500, comprising of principal plus implied interest with an annual rate of 5.05%. The present value of the remaining payments is $3,470,709 which are included in financing obligations on the accompanying balance sheet. (See Note 6)

For the period from May 24, 2013 through December 31, 2013, as consideration for certain administrative functions, the Company pays ETI a monthly service fee of $56,360, which is included in other general and administrative expenses in the attached statement of operations.

For the period from May 24, 2013 through December 31, 2013, the Company acquired approximately $180,000 in aftermarket parts which is included in inventory and in costs of sales as applicable from ETI.