Form 10-Q
period 2014-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2014-05-12
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 8, 2014
Common Stock, $0.01 par value per share	164,147,155 shares

SIGNATURES	31

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash	$1,174,443	$1,059,651
Restricted cash	25,044	25,000
Current portion of accounts receivable-related party	381,831	1,210,445
Inventory	353,519	219,278
Prepaid expenses and other current assets	206,773	121,480
Total current assets	2,141,610	2,635,854
Investment in unconsolidated investee	14,053,115	14,369,439
Accounts receivable-related party, net of current portion	571,628	2,268,406
Property and equipment, net	1,882,242	1,857,601
Debt issuance costs, net	28,914	37,007
Patents, net	135,729	138,034
Deposits	14,840	14,840
Total assets	$18,828,078	$21,321,181

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Equity
Current liabilities
Accounts payable	$618,226	$410,402
Accrued liabilities	572,199	843,893
Current portion of convertible notes payable, net of discounts	971,297	271,176
Current portion of note payable	85,125	85,125
Warrant derivatives fair value	1,764	3,671
Current portion of financing obligations	208,617	163,746
Current portion of capital lease obligation	15,542	15,347
Total current liabilities	2,472,770	1,793,360
Convertible note payable, net of discounts and current portion	275,535	510,984
Note payable, net of current portion	51,074	68,099
Financing obligations, net of current portion	96,726	108,265
Capital lease obligation, net of current portion	37,970	41,929
Total liabilities	2,934,075	2,522,637

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2014 and December 31, 2013; $25,000 per share redemption amount plus dividends in arrears	1,209,119	1,203,494
Series B - 484 shares authorized; 241 shares issued and outstanding at March 31, 2014 and December 31, 2013; $2,500 per share redemption amount plus dividends in arrears	2,532,096	2,517,033
Total redeemable convertible cumulative preferred stock	3,741,215	3,720,527

Commitments and contingencies (Note 13)

Stockholders’ Equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 164,147,155 and 164,033,139 shares issued and outstanding at March 31, 2014, and December 31, 2013, respectively	1,641,471	1,640,330
Common stock issuable, $0.01 par value; 0 and 105,263 issuable at March 31, 2014, and December 31, 2013, respectively	—	1,053
Additional paid-in capital	111,867,742	111,417,253
Accumulated deficit	(101,356,425)	(97,980,619)
Total stockholders’ equity	12,152,788	15,078,017
Total liabilities, redeemable convertible cumulative preferred stock and stockholders’ equity	$18,828,078	$21,321,181

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Equipment sales and licensing, related party	$107,925	$—
Field services	—	751,684
Aftermarket part sales	—	109,935
Aftermarket part sales, related party	26,324	—
Total revenues	134,249	861,619

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	33,925	—
Field services costs (exclusive of depreciation shown below)	—	446,596
Aftermarket part costs (exclusive of depreciation shown below)	21,916	109,543
Selling, general and administrative	1,765,120	2,078,453
Restructuring charge	—	6,491
Depreciation and amortization	103,949	545,011
Loss on sale of notes receivable	730,260	—
Total costs and expenses	2,655,170	3,186,094

Loss from operations	(2,520,921)	(2,324,475)

Loss on investment in unconsolidated investee	(316,324)	—

Other income (expense)
Interest income	36,572	—
Interest expense	(577,040)	(92,505)
Gain (loss) on change in fair value of derivative instruments	1,907	(85,968)
Total other expense, net	(538,561)	(178,473)

Net loss	(3,375,806)	(2,502,948)

Preferred stock dividends	(20,688)	(20,688)

Net loss applicable to common stock before allocation to non controlling interest	(3,396,494)	(2,523,636)

Less: net loss applicable to non controlling interest in consolidated subsidiary	—	170,496

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,396,494)	$(2,353,140)

Net loss per common share applicable to common stock
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	164,142,876	161,518,161
Diluted	164,142,876	161,518,161

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,396,494)	$(2,353,140)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	20,688	20,688
Depreciation and amortization	103,949	545,011
Non-controlling interest in loss of consolidated subsidiary	—	(170,496)
Amortization of debt issue costs	8,093	3,457
Accretion of discount on notes payable	491,315	43,847
Stock-based compensation expense	199,622	236,796
(Income) loss from change in fair value of warrant derivative liability	(1,907)	85,968
Loss on investment in unconsolidated investee	316,324	—
Loss on sale of notes receivable	730,260	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	195,132	688,562
Increase in prepaid expenses and other current assets	(3,865)	(153,841)
Increase in inventory	(134,241)	(3,295,324)
Increase in accounts payable	207,824	2,398,155
Decrease in accrued liabilities	(271,694)	(217,114)
Decrease in restructuring reserve	—	(5,909)
Decrease in customer deposits	—	(23,196)
Net cash used in operating activities	(1,534,994)	(2,196,536)
Investing Activities:
Construction in process purchases	—	(500,693)
Purchase of property and equipment	(126,285)	(41,046)
Transfer from restricted cash	—	35,168
Interest on restricted cash	(44)	—
Net cash used in investing activities	(126,329)	(506,571)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	245,000	706,468
Proceeds from warrant and option exercises	—	20,000
Proceeds from sale of notes receivable	1,600,000	—
Repayments of note payable	(17,025)	(30,000)
Repayments of capital lease obligations	(3,764)	(3,579)
Repayments of vehicle and equipment financing	(48,096)	(20,999)
Net cash provided by financing activities	1,776,115	671,890
Net increase (decrease) in cash	114,792	(2,031,217)
Cash at beginning of period	1,059,651	2,464,911
Cash at end of period	$1,174,443	$433,694

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$21,968	$34,046
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$20,688	$20,688
Common stock issued as settlement of note and accrued interest	$—	$6,000
Cashless exercise of options and warrants	$88	$14,957
Beneficial conversion feature on convertible debt charged to additional paid in capital	$234,211	$391,771
Modification of warrants	$37,432	$—
Warrants issued as debt issue cost	$—	$21,211
Insurance premium finance contract recorded as a prepaid asset	$104,299	$168,859

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”), is an innovative U.S. technology licensing and manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: technologies like Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world.

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

•

2013 Bloomberg New Energy Finance Awards - New Energy Pioneer;

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

On May 24, 2013, ETI sold 12% of FNES to Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and an existing FNES member, for $6 million under a Unit Purchase Agreement (the “Agreement”). In consideration for facilitating the transaction, ETI transferred an additional 1.5% interest of FNES to an existing FNES member. Additionally, for a 90-day period, FNF had the option to purchase an additional 8% of FNES from ETI for $4 million. The option was exercised in July 2013. In connection with the July 2013 transaction, ETI transferred an additional 0.5% interest of FNES and paid $250,000 in cash to the same existing FNES member as discussed above and granted to FNF, an option to acquire an additional 12% interest in FNES for $6 million by December 31, 2013. The option was not exercised. As a result, on December 31, 2013 and March 31, 2014, ETI and FNF owned 30.6% and 39% of FNES, respectively.

The Company plans to further leverage its commercially proven Ozonix® technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth. In addition to FNES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global field-of-use licenses to numerous industry-specific Ecosphere subsidiaries. The Company has formed six subsidiaries which include; Ecosphere Agriculture, LLC, Ecosphere Food & Beverage, LLC, Ecosphere Industrial, LLC, Ecosphere Marine, LLC, Ecosphere Mining, LLC and Ecosphere Municipal, LLC. The Company’s strategy is to replicate its experience with FNES by recruiting outside investors in its subsidiaries and then exploiting the sublicenses in each industry-specific field-of-use.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Accordingly, in 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis to value our patented Ozonix® technology portfolio. Navigant delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the Company owns approximately 30.6% interest in FNES. While this valuation is subject to a number of assumptions, the Company believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community. During 2013, Ecosphere received $10 million in gross proceeds from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio.

During 2013, Ecosphere received notice of approval from the United States Patent & Trademark Office for Patent No. 8,593,102 for Ecosphere's revolutionary Ecos PowerCube®, a portable, self-contained micro-utility that uses solar power to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique array of stacked solar panels, the patented Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' standard ISO shipping container footprints. With power generation capabilities up to 15 KW, the Ecos PowerCube® can be transported by land, air or sea and is ideally suited to support off-grid military, disaster relief, humanitarian and mobile communication efforts. The Company is currently manufacturing the very first Ecos PowerCube® and we estimate we will have a working prototype available for demonstration purposes in Q3 2014.

In addition to Ozonix® and Ecos PowerCube®, the Company has developed an extensive portfolio of intellectual property that includes approximately 35 patents have been filed and approved in various locations around the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license Ecosphere’s patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. The Company is currently focused on licensing its patented Ozonix® and Ecos PowerCube® technologies, although its other technologies and patents remain a viable part of Ecosphere’s long-term technology licensing strategy.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Going Concern

As of May 6, 2014, Ecosphere had cash on hand of approximately $0.4 million. With the sale of our interests in FNES and the resulting reduction of our ownership interest to 30.6%, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which are described below.

In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash. Since December 18, 2013, Ecosphere has raised approximately $1.95 million through the sale of Convertible Notes and Warrants. The Notes are convertible at $0.30 per share and the Warrants exercisable at $0.35 per share. Ecosphere is seeking to raise up to another $3.05 million from the sale of Convertible Notes and Warrants. See Note 6 to the unaudited condensed consolidated financial statements for details on this financing. Management believes that its current plans will provide sufficient liquidity for the next 12 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Convertible Notes described above, although due to our current stock price it may be difficult to achieve any liquidity from these notes.

•

The FNES note with $29,861 per month of payments as described above. Ecosphere is seeking to sell the remaining portion of this note.

•

Ecosphere plans to sell minority rights to the Ozonix® technology for use in industries outside of oil and gas exploration that management expects will result in similar realization of value as that realized by the development and sale of rights to the technology to FNES. Ecosphere owns 100% of the rights to the Ozonix® technology in the U.S. and globally to all applications outside of the energy industry, including but not limited to agriculture, food and beverage, industrial, mining, marine and municipal wastewater treatment, and any other industry in which water is treated with traditional chemicals to clean and recycle it for human consumption and industrial consumption and industrial disposal or for re-use.

•

In December 2013, Ecosphere launched an offering of a minority interest in Ecosphere Mining, LLC, a newly formed subsidiary, and has retained Ladenburg Thalmann to raise $10 million. No funds have been received to date.

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

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. However, Ecosphere cannot provide any assurance that these plans will be successful. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Ecosphere’s arbitration proceeding against Halliburton is another potential source of liquidity.

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $295,000 that became due in March 2014 and $712,500 due in February 2015. The maturity dates of the Notes that became due in March 2014 have been extended to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, its wholly-owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%. Since May 24, 2013, the Company accounts for its investment in FNES under the equity method. On July 31, 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 39.1% to 30.6% (See Note 3). The Company continues to account for its investment in FNES under the equity method. All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

Prior to May 24, 2013, the Company accounted for its less than 100% interest in FNES in accordance with ASC Topic 810, Consolidation, and accordingly the Company presented noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives, valuation of remaining interest in FNES upon deconsolidation and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of March 31, 2014, represents a $25,044 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and natural gas industry. No allowance was deemed necessary at March 31, 2014 and December 31, 2013.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment and work-in-process representing a mobile solar power system and water treatment equipment being manufactured and assembled for future sale where no binding sales contract exists. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at March 31, 2014 and December 31, 2013 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

March 31, 2014

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

Field Services (See Note 3)

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

March 31, 2014

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2014, tax years since 2009 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Net Loss Per Share

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

For the three months ended March 31, 2014 and 2013, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Three Months Ended
	March 31,
	2014	2013
Convertible debt	9,091,146	3,761,250
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	74,063,888	71,650,525
Unvested stock grants	—	84,000
Total Anti-Dilutive Potential Common Stock	83,517,531	75,858,272

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6% as of December 31, 2013 and March 31, 2014. Condensed unaudited summary financial information for FNES as of March 31, 2014 and for the three months ended March 31, 2014 is as follows:

March 31, 2014
(Unaudited)
ASSETS
Cash	$1,451,144
Accounts receivable	594,789
Property and equipment	5,951,690
Inventory	291,123
Prepaid Expenses	141,035
Intangible Assets	1,840,278
Deposits	4,200

Total Assets	$10,274,259

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$314,364
Accounts payable, related party	61,203
Debt	133,678
Debt, related party	3,175,789
Members' equity	6,589,225

Total liabilities and members' equity	$10,274,259

For the three months ended March 31, 2014
(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$1,722,531
Cost of sales	967,861
Gross profit	754,670
Operating expenses	1,744,328
Operating loss	(989,658)
Other expense	44,339
Net loss	(1,033,997)
Ownership interest (average)	31%
Share of net loss	$(316,324)
Total equity interest loss recorded	$(316,324)
Investment	$14,053,115

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at March 31, 2014 and December 31, 2013:

	2014	2013
Raw materials	$175,408	$178,982
Work in process	178,111	40,296
	$353,519	$219,278

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2014, and December 31, 2013:

	Estimated Useful
	Lives in Years	2014	2013
Machinery and equipment	5	$2,381,203	$2,329,731
Furniture and fixtures	5 to 7	314,576	303,026
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	524,263	469,230
Office equipment	5	616,863	608,633
		3,979,046	3,852,761
Less total accumulated depreciation		(2,096,804)	(1,995,160)
Property and equipment, net		$1,882,242	$1,857,601

During the three months ended March 31, 2014, additions to property and equipment included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements and office equipment relating to the build out of the mining office in Park City, Utah. Depreciation expense amounted to approximately $0.1 million for the three months ended March 31, 2014.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

6.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at March 31, 2014, and December 31, 2013:

Convertible Notes Payable

March 31, 2014	December 31, 2013

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. As of March 31, 2014, the unamortized amount of the discount was $209,704 and accrued interest was $5,236.

$35,296	$—

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. As of March 31, 2014, the unamortized amount of the discount was $1,459,761 and accrued interest was $48,125.

240,239	11,096

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. As of March 31, 2014, the unamortized amount of the discount was $36,203 and accrued interest was $15,137. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes.

676,297	499,888

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

	March 31, 2014	December 31, 2013

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal. As of March 31, 2014, there was no unamortized amount of the discounts. Accrued interest at March 31, 2014 was $96,589.

	$295,000	$271,176

Total	1,246,832	782,160
Less Current Portion, net of discounts	(971,297)	(271,176)
Convertible notes payable, long term, net of discounts	$275,535	$510,984

A summary of convertible notes payable and the related discounts as of March 31, 2014, and December 31, 2013 is as follows:

	March 31, 2014	December 31, 2013
Principal amount of convertible notes payable	$2,952,500	$2,707,500
Unamortized discount	(1,705,668)	(1,925,340)
Convertible notes payable, net of discount	1,246,832	782,160
Less: current portion	(971,297)	(271,176)
Convertible notes payable, net of discount, less current portion	$275,535	$510,984

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $136,199 and $153,224 was outstanding at March 31, 2014, and December 31, 2013, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is non-interest bearing and payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

Financing Obligations

	March 31, 2014	December 31, 2013
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$88,009	$102,321

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	52,574	54,690

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2014.	81,428	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	83,332	115,000

Total	305,343	272,011
Less Current Portion	(208,617)	(163,746)
Financing obligations, long-term portion	$96,726	$108,265

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of March 31, 2014, by fiscal year, are as follows:

For the year ended December 31,	Payment
2014	$13,414
2015	17,888
2016	17,888
2017	8,946
Total	58,136
Less implied interest	(4,624)
Capital lease obligation	53,512
Less current potion	(15,542)
Long-term portion	$37,970

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of March 31, 2014:

For the year ended December 31,	Amount
2014	$572,035
2015	2,543,049
2016	294,546
2017	19,004
2018	11,219
2019	7,701
Total debt- face value	3,447,554
Less: unamortized discount	(1,705,668)
Net debt	$1,741,886

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 26,250 warrants with repricing options outstanding at March 31, 2014.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model and Monte Carlo simulations. The closing price of the Company’s common stock at March 31, 2014 was $0.21, compared to $0.28 at December 31, 2013. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2014, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

March 31, 2014
Volatility	80,86%
Expected Term in years	0.02
Risk Free Interest Rate	0.003%
Expected dividend yield	none

During the three month period ended March 31, 2014, based upon the estimated fair value, the Company decreased its liability for the remaining warrant derivative instruments by $1,907 which was recorded as "Gain from change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

8.

FAIR VALUE MEASUREMENTS

Recurring Basis

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 7. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	March 31,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$1,764	$—	$—	$1,764

The following is a roll forward for the three months ended March 31, 2014 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2013	$3,671
Fair value of warrants exercised or expired	—
Change in fair value included in statement of operations	(1,907)
Balance at March 31, 2014	$1,764

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

9.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2014, and December 31, 2013, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control (“CoC”) event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 25,200 common shares. Accrued dividends totaled $1,059,494 and $1,053,494 on March 31, 2014, and December 31, 2013, respectively. There was no Series A Preferred Shares activity during the three months ended March 31, 2014. Annual dividends accrue at a rate of $3,750 per share.

Series B

At March 31, 2014, and December 31, 2013, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 876 common shares. Accrued dividends totaled $1,929,596 and $1,914,533 on March 31, 2014, and December 31, 2013, respectively. There was no Series B Preferred Shares activity during the three months ended March 31, 2014.  Annual dividends accrue at a rate of $250 per share.

10.

COMMON STOCK

Shares issued and issuable during the three months ended March 31, 2014 are summarized below.

Shares outstanding and issuable at December 31, 2013	164,138,402
Cashless exercise of options (a)	8,753
Total common shares outstanding at March 31, 2014	164,147,155

———————

 (a)

issued upon cashless exercises of 44,546 options by a director at an exercise price of $0.229 per share based upon market prices of the Company’s common stock of $0.285 per share.

11.

STOCK OPTIONS AND WARRANTS

Issuance of Warrants with Convertible Debt

In January 2014, the Company issued 1,633,328 five-year warrants exercisable at $0.35 per share in connection with the issuance of convertible notes in the aggregate principal amount of $245,000.

As a result of the modification of the February 2013 convertible notes (See Note 6), the Company reduced the exercise price of warrants to acquire 984,375 shares of common stock from $0.381 to $0.30 per share.  The company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.

Option Exercise

Cashless Exercise

In February 2014, the Company issued 8,753 shares of common stock to a director upon the cashless exercise of options to purchase 44,546 shares of common stock with an exercise price of $0.229 per share and based upon a market price of the Company’s common stock of $0.285 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended March 31, 2014:

Risk-free interest rate	0.90% to 1.77%
Expected option life in years	3.92 to 5.0
Expected stock price volatility	64.67% to 78.26%
Expected dividend yield	None

Stock-based compensation expense related to options for the three months ended March 31, 2014 was $199,622. At March 31, 2014, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $316,248. This unrecognized compensation cost is expected to be recognized over the next 21 months.

12.

RELATED PARTY TRANSACTIONS

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members. For the three months ended March 31, 2014, the Company has incurred $62,499 pursuant to the consulting agreement.

Related Party Cashless Option Exercise

In February 2014, the Company issued 8,753 shares of common stock to a director upon the cashless exercise of options to purchase 44,546 shares of common stock with an exercise price of $0.229 per share and based upon a market price of the Company’s common stock of $0.285 per share.

Related Party Equipment Sales

 In January 2014, FNES sold one Ozonix® EF10M to Hydrosphere Energy Solutions that was purchased by FNES from the Company in 2013. The sale to Hydrosphere resulted in equipment sales of approximately $0.1 million to the Company.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. FNES has agreed to pay the $56,360 a month for the Company’s services and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay $56,360 as a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at March 31, 2014 of $56,360 relating to March 2014 services performed for FNES.

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owed on two Ozonix® EF80 units purchased in July and November 2013. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash. As of March 31, 2014 the Company had an accounts receivable balance of approximately $0.95 million in connection to the note payable for the Ozonix® EF80 unit sold in November 2013.

At March 31, 2014, the Company had an accounts receivable balance of approximately $1.0 million due from FNES.  The $1.0 million accounts receivable balance consisted of a $56,360 service fee, $4,843 in aftermarket parts and the $0.9 million  remaining balance FNES owes the Company on the Ozonix® EF80 unit purchased in November 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

13.

COMMITMENTS AND CONTINGENCIES

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

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2019. The Company has an obligation of $217,009 relating to this five-year lease agreement.

Legal

The Company has an extensive intellectual property portfolio which management believes has substantial value not reflected on the Condensed Consolidated Balance Sheet.  As the pioneer in the field of emerging advanced oxidation processes, the Company has to aggressively defend its intellectual property.  Thus, in February 2013, Ecosphere initiated an arbitration proceeding against Halliburton Energy Services, Inc. alleging that Halliburton took and disclosed Ecosphere’s trade secrets proprietary information. Ecosphere is seeking damages and alleges that Halliburton’s breached a Non-Disclosure Agreement with Ecosphere and converted or misappropriated trade secrets. The trade secrets relate to Ecosphere’s green technology business model to treat and recycle wastewater used during hydraulic fracturing of oil and gas wells. For the three months ended March 31, 2014, the Company has incurred $182,576 in connection with the arbitration. The hearing concluded in March 2014 with decision reserved by the panel.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of March 31, 2014 the Company had an accrued balance of $93,750 which is comprised of the $150,000 obligation less $56,250 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of March 31, 2014 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(UNAUDITED)

14.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At March 31, 2014, 100% of the Company’s accounts receivable of approximately $1.0 million was due from one customer and that same customer accounted for 100% of revenues, respectively, being FNES our equity method investee.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2014. As of March 31, 2014, the Company had approximately $1.0 million in cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract. The Company’s customers are in the oil and gas industry.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2013.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Accordingly, in 2013, Ecosphere retained a leading company in the field of intellectual property valuation, to perform an analysis of the value of our patented Ozonix® technology portfolio. The valuation company delivered the valuation in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which Ecosphere owns 30.6% interest in Fidelity National Environmental Solutions, LLC, or FNES (formerly Ecosphere Energy Services, LLC or EES). While this valuation is subject to a number of assumptions, Ecosphere believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

In 2013, Ecosphere has received $10 million from FNF for the sale of our 20% interest in FNES, which reduced our ownership interest in FNES to 30.6%. Ecosphere expects to monetize the remaining balance of its 30.6% ownership in FNES. In 2014 Ecosphere has formed six new subsidiaries which it expects will obtain exclusive sublicenses for global, industry-specific fields-of-use to its patented Ozonix® technology. See Note 1 to our unaudited condensed consolidated financial statements contained herein.

Recent Success

In 2009, Ecosphere formed EES, now FNES, to deploy its patented Ozonix® water treatment technology across the global energy market. Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including:

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

In 2013, Ecosphere also received notice of approval from the United States Patent & Trademark Office for Patent No. 8,593,102 for Ecosphere's revolutionary Ecos PowerCube®, a portable, self-contained micro-utility that uses solar power to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique array of stacked solar panels, the patented Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' standard ISO shipping container footprints. With power generation capabilities up to 15 KW, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid military, disaster relief, humanitarian and mobile communication efforts. The Company is currently manufacturing the very first Ecos PowerCube® and estimate we will have a working prototype available for demonstration purposes in Q3 2014.

Growth Strategy

Ecosphere’s strategy is to further leverage its patented Ozonix® water treatment technology via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth. In addition to FNES, formerly EES, Ecosphere plans to replicate the success of its “subsidiary strategy” by granting global Ozonix® field-of-use licenses to numerous industry-specific Ecosphere subsidiaries.

In late 2013, Ecosphere launched a private placement with our investment banker, Ladenburg Thalmann, seeking to sell a 20% minority position in Ecosphere Mining, LLC for $10 million. No funds have been invested as of the date of this Report. In furtherance of our strategy, we have opened an office in Park City, Utah, near much of the mining activity in the United States and have produced equipment to demonstrate how Ecosphere Mining can help mining companies deal with wastewater created by mining operations and enhance their recovery of valuable minerals.

From a technical standpoint, Ecosphere has proven the Ozonix® technology in the most challenging treatment market sector, the oil & gas segment of the energy industry; therefore, the technological risks faced when entering other target sectors and industries are significantly diminished.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

From a business standpoint, Ecosphere has successfully created a subsidiary to target the Energy industry (one of numerous target market sectors for Ozonix®, and two recent equity sales to Fidelity National Financial, a Fortune 500 company, or FNF, valued just this one subsidiary at $50 million. It is important for shareholders to note: that in 2009 when FNES, formerly EES, was initially established and the technology was not yet commercially or technologically proven FNF invested $7.5 million in FNES at a $37.5 million valuation to build the equipment that is in use today at Southwestern Energy.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

Results of Operations

Comparison of the Three Months ended March 31, 2014 with the Three Months Ended March 31, 2013

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2014	2013	Change
	(Unaudited)
Revenues
Equipment sales and licensing, related party	$107,925	$—	$107,925
Field services	—	751,684	(751,684)
Aftermarket part sales	—	109,935	(109,935)
Aftermarket part sales, related party	26,324	—	26,324
Total revenues	134,249	861,619	(727,370)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	33,925	—	33,925
Field services (exclusive of depreciation shown below)	—	446,596	(446,596)
Aftermarket part costs (exclusive of depreciation shown below)	21,916	109,543	(87,627)
Salaries and employee benefits	927,959	1,132,818	(204,859)
Administrative and selling	222,633	370,636	(148,003)
Professional fees	534,012	566,515	(32,503)
Depreciation and amortization	103,949	545,011	(441,062)
Research and development	80,516	8,484	72,032
Restructuring charge	—	6,491	(6,491)
Loss on sale of notes	730,260	—	730,260
Total costs and expenses	2,655,170	3,186,094	(530,924)
Loss from operations	(2,520,921)	(2,324,475)	(196,446)
Loss on investment in unconsolidated investee	(316,324)	—	(316,324)
Other income (expense)
Interest income	36,572	—	36,572
Interest expense	(577,040)	(92,505)	(484,535)
Change in fair value of derivative instruments	1,907	(85,968)	87,875
Total other expense, net	(538,561)	(178,473)	(360,088)
Net loss	(3,375,806)	(2,502,948)	(872,858)
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(3,396,494)	(2,523,636)	(872,858)
Net loss applicable to noncontrolling interest of consolidated subsidiary	—	170,496	(170,496)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,396,494)	$(2,353,140)	$(1,043,354)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $3.4 million during the three months ended March 31, 2014 (the "2014 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.4 million for the three months ended March 31, 2013 (the "2013 Quarter"). The drivers of the $0.9 million quarter-over-quarter change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

Revenues for the 2014 Quarter decreased $0.7 million from the 2013 Quarter due to the Company no longer reporting field services revenue or expenses of FNES on its Statements of Operations since it no longer consolidates FNES operations.

In addition, FNES sold its Ozonix® EF10M to Hydrosphere Energy Solutions (“Hydrosphere”), resulting in equipment sales of $0.1 million.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Quarter were de minimis.

Field Services Costs (exclusive of depreciation)

Due to the deconsolidation of FNES in May 2013, there were no field services costs for the 2014 Quarter as compared to $0.4 million for the 2013 Quarter. All field services costs are related to the services business of FNES and since deconsolidation, the Company has not incurred field services costs. Included in these costs for the 2013 period are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2014 Quarter as compared to $0.1 million for the 2013 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.2 million was primarily the result of the Company no longer reporting the costs and expenses of FNES on its Statements of Operations since it no longer consolidates FNES operations.

Professional Fees

The decrease in professional fees for the 2014 Quarter were de minimis.

Loss from Operations

Loss from operations for the 2014 Quarter was $2.5 million compared to loss from operations of $2.3 million for the 2013 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Quarter, the loss on investment in unconsolidated investee was $0.3 million.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

The Company no longer has net loss (income) applicable to noncontrolling interest in our FNES consolidated majority-owned subsidiary due to the deconsolidation of FNES in May 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net cash used in operating activities	$(1,534,994)	$(2,196,536)
Net cash used in investing activities	$(126,329)	$(506,571)
Net cash provided by financing activities	$1,776,115	$671,890

2014 Period

Operating Activities

Net cash used in operating activities was $1.5 million for the 2014 Quarter, compared to net cash used in operating activities of $2.2 million for the 2013 Quarter. For the 2014 Quarter, cash used in operating activities of $1.5 million resulted for the net loss applicable to Ecosphere common stock of $3.4 million and was offset by the loss on sale of notes receivable of $0.7 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES, an accretion of discounts of Notes payable of $0.5 million and the Company’s loss on investment in unconsolidated investee, or FNES of $0.3 million.

Investing Activities

Net cash used in investing activities of $0.1 million was primarily from additions to property and equipment. This included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements and office equipment relating to the build out of the mining office in Park City, Utah.

Financing Activities

The Company’s net cash provided by financing activities of $1.8 million consisted primarily of proceeds from the sale of convertible notes and warrants as well as proceeds from the sale of notes receivable.

2013 Period

Operating Activities

Net cash used in operating activities was $2.2 million for the 2013 Quarter. For the 2013 Quarter, cash used in operating activities of $2.2 million resulted from the net loss applicable to Ecosphere common stock of $2.3 million, a significant increase in inventory of $3.3 million, non-cash charges of $0.9 million, partially offset by $0.7 million decrease in accounts receivables and $0.5 million of depreciation and amortization.

Investing Activities

The Company’s net cash used in investing activities consisted primarily of $0.5 million of construction in process purchases.

Financing Activities

The Company's net cash provided by financing activities consisted primarily of $0.7 million of proceeds from the sale of convertible notes and warrants.

Liquidity

As of May 6, 2014, Ecosphere had cash on hand of approximately $0.4 million. With the sale of our interests in FNES and the resulting reduction of our ownership interest to 30.6%, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

In March 2014, Ecosphere sold a FNES note payable for a Unit sold in July in exchange for $1 million in cash. The buyer of the note is an FNES member and director. In March 2014, the Company sold a second FNES note payable for a Unit sold in November 2013 in exchange for $0.6 million in cash. Since December 18, 2013, Ecosphere has raised approximately $1.95 million through the sale of Convertible Notes and Warrants. Ecosphere is seeking to raise up to another $3.05 million from the sale of Convertible Notes and Warrants, although the current stock price may be an impediment. See Note 6 to the unaudited condensed consolidated financial statements contained herein for details on this financing. Management believes that its current plans will provide sufficient liquidity for the next 12 months.

Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Convertible Notes described above.

•

The FNES note with $29,861 per month of payments as described above. Ecosphere is seeking to sell the remaining portion of this note.

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

•

In December 2013, Ecosphere launched an offering of a minority interest in Ecosphere Mining, LLC, a newly formed subsidiary, and has retained Ladenburg Thalmann to raise $10 million. As of the date of this report, Ecosphere Mining has not raised any funds.

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

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $295,000 that became due in March 2014 and $712,500 due in February 2015. The maturity dates of the Notes that became due in March 2014 have been extended to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Contractual Obligations:

Our principal commitments consist of obligations for long term debt, capital and operating leases. The following table summarizes our commitments to settle contractual obligations in cash as of March 31, 2014.

From To	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations (1)	$3,229,281	$1,136,481	$2,066,145	$21,931	$4,724
Capital Lease Obligations (2)	53,512	15,542	33,535	4,435	—
Operating Lease Obligation (3)	217,009	43,217	90,355	83,437	—
Purchase Obligations (4)	83,332	83,332	—	—	—
Other Long Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	—	—	—	—	—
Total	$3,583,134	$1,278,572	$2,190,035	$109,803	$4,724

———————

(1)

Long Term Debt Obligations relates to approximately $2.95 million in convertible notes payable, $0.14 million in notes payable and the remaining $0.14 million in equipment and vehicle financing.

(2)

The Capital Lease Obligations relates to the purchase of a forklift in July 2012 costing $78,896.

(3)

The Operating Lease Obligations relates to a five-year lease agreement commencing January 1, 2014 for an office located in Park City, UT.

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

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $0.1 million during the three months ended March 31, 2014 and during the three months ended March 31, 2013 research and development costs were de minimis.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including expanding our technology into other industries, replicating the success of FNES, our former subsidiary, the value of subsidiaries in other verticals, anticipated and potential revenue, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, our ability to raise short-term and long-term work capital, the effects of the global recession, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to find purchasers and investors for our technologies, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties and the general reluctance of businesses to utilize new technology.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2013. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances of $1.2 million as of March 31, 2014 were held in insured depository accounts, $1.0 million of which exceeded insurance limits.

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

ITEM 1A.

RISK FACTORS.

There were no material changes during the period covered by this report to the risk factors disclosed in the Company's Form 10-K for the year ended December 31, 2013.

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

Not applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

See the Exhibit Index.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 12, 2014	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

May 12, 2014	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended				Filed
3.2	Bylaws, as amended				Filed
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCII	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL; Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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