Form 10-Q
period 2014-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2014-08-11
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at August 8, 2014
Common Stock, $0.01 par value per share	164,147,155 shares

SIGNATURES	36

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash	$342,353	$1,059,651
Restricted cash	50,050	25,000
Accounts receivable	3,172	—
Current portion of accounts receivable-related party	48,859	1,210,445
Inventory	512,282	219,278
Prepaid expenses and other current assets	125,140	121,480
Total current assets	1,081,856	2,635,854
Investment in unconsolidated investee	13,626,437	14,369,439
Accounts receivable-related party, net of current portion	—	2,268,406
Property and equipment, net	1,822,278	1,857,601
Debt issuance costs, net	20,821	37,007
Patents, net	163,520	138,034
Deposits	14,840	14,840
Total assets	$16,729,752	$21,321,181

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$414,192	$410,402
Accrued liabilities	643,385	843,893
Current portion of convertible notes payable, net of discounts	981,465	271,176
Current portion of note payable	85,125	85,125
Warrant derivatives fair value	—	3,671
Current portion of financing obligations	151,033	163,746
Current portion of capital lease obligation	15,739	15,347
Total current liabilities	2,290,939	1,793,360
Convertible note payable, net of discounts and current portion	516,649	510,984
Note payable, net of current portion	34,049	68,099
Financing obligations, net of current portion	88,254	108,265
Capital lease obligation, net of current portion	33,960	41,929
Total liabilities	2,963,851	2,522,637

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2014 and December 31, 2013; $25,000 per share redemption amount plus dividends in arrears	1,214,744	1,203,494
Series B - 484 shares authorized; 241 shares issued and outstanding at June 30, 2014 and December 31, 2013; $2,500 per share redemption amount plus dividends in arrears	2,547,159	2,517,033
Total redeemable convertible cumulative preferred stock	3,761,903	3,720,527

Commitments and contingencies (Note 12)

Equity
Ecosphere Technologies, Inc. stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 164,147,155 and 164,033,139 shares issued and outstanding at June 30, 2014, and December 31, 2013, respectively	1,641,471	1,640,330
Common stock issuable, $0.01 par value; 0 and 105,263 issuable at June 30, 2014, and December 31, 2013, respectively	—	1,053
Additional paid-in capital	112,146,935	111,417,253
Accumulated deficit	(103,774,727)	(97,980,619)
Total Ecosphere Technologies, Inc. stockholders’ equity	10,013,679	15,078,017
Noncontrolling interest in consolidated subsidiary	(9,681)	—
Total equity	10,003,998	15,078,017
Total liabilities, redeemable convertible cumulative preferred stock and equity	$16,729,752	$21,321,181

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Equipment sales and licensing, related party	$—	$—	$107,925	$—
Field services	—	796,102	—	1,547,786
Aftermarket part sales	3,571	180,016	3,571	289,951
Aftermarket part sales, related party	—	—	26,324	—
Total revenues	3,571	976,118	137,820	1,837,737

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	—	33,925	—
Field services costs (exclusive of depreciation shown below)	—	274,618	—	721,214
Aftermarket part costs (exclusive of depreciation shown below)	5,133	116,930	27,049	226,473
Selling, general and administrative	1,317,341	2,429,232	3,082,461	4,507,685
Restructuring charge	—	(9,661)	—	(3,170)
Depreciation and amortization	106,032	331,240	209,981	876,251
Loss on sale of notes receivable	254,825	—	985,085	—
Total costs and expenses	1,683,331	3,142,359	4,338,501	6,328,453

Loss from operations	(1,679,760)	(2,166,241)	(4,200,681)	(4,490,716)

Loss on investment in unconsolidated investee	(426,678)	(46,004)	(743,002)	(46,004)

Other income (expense)
Gain on deconsolidation	—	29,474,609	—	29,474,609
Interest income	8,517	—	45,089	—
Interest expense	(336,256)	(145,724)	(913,296)	(238,229)
Gain on change in fair value of derivative instruments	1,764	174,647	3,671	88,679
Other, net	4,430	—	4,430	—
Total other income (expense), net	(321,545)	29,503,532	(860,106)	29,325,059

Net income (loss)	(2,427,983)	27,291,287	(5,803,789)	24,788,339

Preferred stock dividends	(20,688)	(20,688)	(41,376)	(41,376)

Net income (loss) applicable to common stock before allocation to non controlling interest	(2,448,671)	27,270,599	(5,845,165)	24,746,963

Less: net loss applicable to non-controlling interest in consolidated subsidiary	9,681	17,310	9,681	187,806

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(2,438,990)	$27,287,909	$(5,835,484)	$24,934,769

Net income (loss) per common share applicable to common stock
Basic	$(0.02)	$0.17	$(0.04)	$0.15
Diluted	$(0.02)	$0.17	$(0.04)	$0.15

Weighted average number of common shares outstanding
Basic	164,147,155	163,299,184	164,145,027	162,413,593
Diluted	164,147,155	163,730,359	164,145,027	164,728,122

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013

Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(5,835,484)	$24,934,769
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Gain on deconsolidation	—	(29,474,609)
Preferred stock dividends	41,376	41,376
Depreciation and amortization	209,981	876,251
Non-controlling interest in loss of consolidated subsidiary	(9,681)	(187,806)
Amortization of debt issue costs	16,186	11,550
Amortization of discount on notes payable	742,597	118,679
Stock-based compensation expense	324,442	759,809
Income from change in fair value of warrant derivative liability	(3,671)	(88,679)
Loss on investment in unconsolidated investee	743,002	46,004
Loss on sale of notes receivable	985,085	—
Modification of warrants and options	115,061	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	270,457	587,615
Decrease (increase) in prepaid expenses and other current assets	100,640	(95,338)
Increase in inventory	(293,004)	(3,299,401)
Increase in accounts payable	3,789	158,602
Decrease in accrued liabilities	(200,508)	(273,879)
Decrease in restructuring reserve	—	(5,909)
Decrease in customer deposits	—	113,404
Net cash used in operating activities	(2,789,732)	(5,777,562)
Investing Activities:
Net proceeds from sale of interest in subsidiary	—	5,850,000
Repayment of amounts due to unconsolidated investee	—	(1,385,139)
Cash held by deconsolidated subsidiary	—	(247,636)
Purchase of property and equipment	(170,048)	(545,254)
Transfer from (to) restricted cash	(25,000)	35,168
Interest on restricted cash	(50)	—
Payment of patent costs	(30,095)	—
Net cash provided by (used in) investing activities	(225,193)	3,707,139
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	245,000	706,647
Proceeds from warrant and option modifications	60,000	133,188
Proceeds from sale of notes receivable	2,171,277	—
Repayments of notes payable and insurance financing	(91,554)	(947,205)
Repayments of capital lease obligations	(7,577)	(7,204)
Repayments of vehicle and equipment financing	(79,519)	(58,103)
Net cash provided by (used in) financing activities	2,297,627	(172,677)
Net decrease in cash	(717,298)	(2,243,100)
Cash at beginning of period	1,059,651	2,464,911
Cash at end of period	$342,353	$221,811

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$41,358	$34,046
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$41,376	$41,376
Reduction of derivative liability for warrant derivative instruments from warrant exercises, expirations and modifications	$—	$102,807
Common stock issued as settlement of note and accrued interest	$—	$6,000
Cashless exercise of options and warrants	$88	$14,957
Beneficial conversion feature on convertible debt charged to additional paid in capital	$234,211	$391,771
Modification of warrants and options	$115,061	$—
Warrants issued as debt issue cost	$—	$21,211
Insurance premium finance contract recorded as a prepaid asset	$104,299	$168,859
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$—	$111,738
Extension of term of stock options in settlement of accrued interest on convertible debt	$—	$26,532

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”), is a U.S. technology licensing and innovative manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: technologies like Ozonix® and Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage (“ICAP”), the world’s largest intellectual property brokerage firm.

The Company is a leader in emerging Advanced Oxidation Processes (“AOP”) and has an extensive portfolio of intellectual property that includes six approved United States patents and numerous patents pending for its patented Ecosphere Ozonix® technology. Ozonix® is a revolutionary AOP that offers customers a chemical-free alternative to high-volume water treatment, disinfection and recycling for a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, marine, mining and municipal wastewater treatment.

Ecosphere’s patented Ozonix® technology has been commercially proven in the oil and gas hydraulic fracturing industry and is currently being used by Fidelity National Environmental Solutions (“FNES”), formerly Ecosphere Energy Services (“EES”), and its sub-licensing partners around the United States and Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 4.5 billion gallons of water for more than 1,000 oil and natural gas wells around the United States; protecting $5 billion worth of well assets and generating over $70 million in revenue.

Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including but not limited to:

•

2013 Oil and Gas Awards - Water Management Company of the Year Award, Midcontinent Region;

•

2013 Bloomberg New Energy Finance Awards - New Energy Pioneer;

•

2013 IHS CERAWeek - Energy Innovation Pioneer Award;

•

2013 American Technology Awards - "Clean Tech/Green Tech" Winner;

•

2013 World Technology Awards - Corporate "Environment" Category Winner;

•

2013 Governor’s Innovators in Business Awards by Enterprise Florida – Rising Star;

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy, a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology for the Food and Beverage industry in Brazil.

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office for the world’s largest, mobile solar-powered generator. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' standard ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With power generation capabilities up to 15 kW, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

In 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis to value the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios.  The valuation was delivered in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the shareholders of Ecosphere Technologies currently own 30.6% of through its interest in FNES. The valuation also includes an extensive review of all of the potential industries and applications where the Ecos Powercube® can be used and licensed throughout the world. While this valuation is subject to a number of assumptions, the Company believes that it helps to illustrate the Company’s hidden value and opportunity that is not recognized on our Balance Sheet or by the investment community. During 2013, Ecosphere received $10 million in gross proceeds from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio.

Accordingly, in June 2014, the Company engaged ICAP to monetize its patented Ozonix® and Ecos PowerCube® technology portfolios and to serve as its exclusive licensing agent. ICAP is now the Company’s exclusive broker, tasked with successfully licensing both technologies across a wide variety of industries and applications on a global basis. ICAP Patent Brokerage’s veteran brokers have more than 35 years of experience in monetizing and leveraging intellectual property assets, drawing on an extensive knowledge of the marketplace across multiple sectors throughout the United States, Asia, and Europe. ICAP brings credibility, stability and liquidity to the IP marketplace and is quickly becoming the intellectual property brokerage of choice for IP assets in both the primary and secondary markets.  With the growing pressure on global water resources and the need for clean, renewable energy, we expect Ecosphere’s patented technology portfolio to continue to expand. The Chief Executive Officer of ICAP is a director of and consultant to the Company.

In addition to Ozonix® and Ecos PowerCube®, the Company has developed an extensive portfolio of intellectual property that can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license Ecosphere’s patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. The Company is currently focused on licensing its patented Ozonix® and Ecos PowerCube® technologies, although its other technologies and patents remain a viable part of Ecosphere’s long-term technology licensing strategy.

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

Going Concern

As of August 6, 2014, Ecosphere had cash on hand of approximately $0.3 million. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which are described below.

In August 2014, the Company received a purchase order from FNES for a second Ozonix® EF10M and a deposit of approximately $0.2 million that is for an existing sub-licensing customer, Hydrosphere Energy Solutions, whose licensed territory consists of Alberta and North East British Columbia, Canada. The manufacturing of this Unit has begun.

In July 2014, The Company signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology for the Food and Beverage industry in Brazil. Under the terms of the agreement in order to maintain exclusivity, BCE is required to purchase a minimum of $5 million worth of Ozonix® equipment over the next two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. BCE has ordered its first Ozonix® EF10M and the manufacturing of this Unit has begun.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

Management believes that its current plans will provide sufficient liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

The Company is seeking to raise additional capital through the sale of Convertible Notes and Warrants.

•

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to FNES. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to agriculture, food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well-positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES is also available for sale.

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

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $50,000 due in September 2014 and $245,000 due in March 2015. In July 2014, the Company also received notice of a partial redemption request due in August 2014 and shall pay the Holders $242,625 of principal plus $8,243 of accrued interest in accordance with the convertible notes dated February 19, 2013. The $469,875 remaining principal balance of the note is due in February 2015. See Note 6.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, it’s wholly and majority owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%. Since May 24, 2013, the Company accounts for its investment in FNES under the equity method. On July 31, 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 39.1% to 30.6% (See Note 3). The Company continues to account for its investment in FNES under the equity method. All intercompany account balances and transactions have been eliminated.

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

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Accordingly the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

Restricted Cash

Restricted cash as of June 30, 2014, represents a $50,050 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at June 30, 2014 and December 31, 2013.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ecos PowerCube® completed for future sale and demonstration purposes where no binding sales contract exists and work-in-process representing water treatment equipment being manufactured and assembled for future sale where no binding sale. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at June 30, 2014 and December 31, 2013 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2014, tax years since 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the three and six months ended June 30, 2014, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

Basic and diluted net income per share for the three and six months ended June 30, 2013, were calculated as follows:

	For the Three Months Ended June 30, 2013		For the Six Months Ended June 30, 2013
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$27,287,909	$27,287,909	$24,934,769	$24,934,769
Interest on convertible debt	—	—	—	23,055
	$27,287,909	$27,287,909	$24,934,769	$24,957,824
Denominator
Weighted average common shares outstanding	163,299,184	163,299,184	162,413,593	162,413,593
Restricted stock	—	—	—	—
Preferred stock	—	—	—	—
Convertible debt	—	—	—	204,288
Warrants and options	—	431,175	—	2,110,241
	163,299,184	163,730,359	162,413,593	164,728,122
Net income per share	$0.17	$0.17	$0.15	$0.15

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Six Months Ended
	June 30,
	2014	2013
Convertible debt	9,958,330	608,631
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	72,288,528	56,810,147
Unvested stock grants	—	84,000
Total Anti-Dilutive Potential Common Stock	82,609,355	57,865,275

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6% as of December 31, 2013 and June 30, 2014. Condensed unaudited summary financial information for FNES as of June 30, 2014 and for the six months ended June 30, 2014 is as follows:

June 30, 2014
(Unaudited)
ASSETS
Cash	$1,229,791
Accounts receivable	15,000
Property and equipment	5,235,073
Inventory	271,443
Prepaid Expenses	100,674
Intangible Assets	1,805,556
Deposits	4,200

Total Assets	$8,661,737

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$101,183
Accounts payable, related party	48,859
Debt	1,716,067
Debt, related party	1,249,916
Members' equity	5,545,712

Total liabilities and members' equity	$8,661,737

	For the three months ended June 30, 2014	For the six months ended June 30, 2014
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$511,230	$2,233,762
Cost of sales	294,755	1,262,616
Gross profit	216,475	971,146
Operating expenses	1,636,475	3,425,143
Operating loss	(1,420,000)	(2,453,997)
Other income	25,000	25,000
Net loss	(1,395,000)	(2,428,997)
Ownership interest (average)	31%	31%
Share of net loss	$(426,678)	$(743,002)
Total equity interest loss recorded	$(426,678)	$(743,002)
Investment	$13,626,437	$13,626,437

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at June 30, 2014 and December 31, 2013:

	2014	2013
Raw materials	$183,132	$178,982
Finished goods	301,398	—
Work in process	27,752	40,296
	$512,282	$219,278

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2014, and December 31, 2013:

	Estimated Useful
	Lives in Years	2014	2013
Machinery and equipment	5	$2,381,205	$2,329,731
Furniture and fixtures	5 to 7	354,342	303,026
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	524,263	469,230
Office equipment	5	620,860	608,633
		4,022,811	3,852,761
Less total accumulated depreciation		(2,200,533)	(1,995,160)
Property and equipment, net		$1,822,278	$1,857,601

The Company had additions to furniture and fixtures and office equipment relating to the build out of the mining office in Park City, UT. Depreciation expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2014.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

6.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at June 30, 2014, and December 31, 2013:

Convertible Notes Payable

June 30, 2014	December 31, 2013

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. As of June 30, 2014, the unamortized amount of the discount was $180,508 and accrued interest was $11,361.

$64,492	$—

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. As of June 30, 2014, the unamortized amount of the discount was $1,247,843 and accrued interest was $90,625.

452,157	11,096

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. The Company received notice of a partial redemption request due in August 2014 and shall pay the Holders $250,868 which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. As of June 30, 2014, the unamortized amount of the discount was $26,035 and accrued interest was $15,141. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes.

686,465	499,888

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

	June 30, 2014	December 31, 2013

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal. As of June 30, 2014, there was no unamortized amount of the discounts. Accrued interest at June 30, 2014 was $103,964.

	$295,000	$271,176

Total	1,498,114	782,160
Less Current Portion, net of discounts	(981,465)	(271,176)
Convertible notes payable, long term, net of discounts	$516,649	$510,984

A summary of convertible notes payable and the related discounts as of June 30, 2014, and December 31, 2013 is as follows:

	June 30, 2014	December 31, 2013
Principal amount of convertible notes payable	$2,952,500	$2,707,500
Unamortized discount	(1,454,386)	(1,925,340)
Convertible notes payable, net of discount	1,498,114	782,160
Less: current portion	(981,465)	(271,176)
Convertible notes payable, net of discount, less current portion	$516,649	$510,984

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $119,174 and $153,224 was outstanding at June 30, 2014, and December 31, 2013, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is non-interest bearing and payable in quarterly payments of $17,025. Accordingly, $85,125 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

Financing Obligations

	June 30, 2014	December 31, 2013
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$79,226	$102,321

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	50,756	54,690

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2014.	46,795	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	58,330	115,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 plus applicable taxes and fees over 36 months with a $1 purchase option at the end of the lease agreement in April 2017.	4,180	—

Total	239,287	272,011
Less Current Portion	(151,033)	(163,746)
Financing obligations, long-term portion	$88,254	$108,265

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of June 30, 2014, by fiscal year, are as follows:

For the year ended December 31,	Payment
2014	$8,941
2015	17,888
2016	17,888
2017	8,946
Total	53,663
Less implied interest	(3,964)
Capital lease obligation	49,699
Less current potion	(15,739)
Long-term portion	$33,960

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of June 30, 2014:

For the year ended December 31,	Amount
2014	$236,581
2015	2,789,628
2016	296,458
2017	19,005
2018	11,219
2019	7,769
Total debt- face value	3,360,660
Less: unamortized discount	(1,454,386)
Net debt	$1,906,274

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. During the three month period ended June 30, 2014, upon the expiration of the warrants, the fair value decreased to zero resulting in a gain from change in fair value of derivative instruments of $1,764. The Company has no warrants with repricing options outstanding at June 30, 2014.

The following is a roll forward for the six months ended June 30, 2014 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2013	$3,671
Fair value of warrants exercised or expired	(1,764)
Change in fair value included in statement of operations	(1,907)
Balance at June 30, 2014	$—

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2014, and December 31, 2013, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control (“CoC”) event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 25,200 common shares. Accrued dividends totaled $1,064,744 and $1,053,494 on June 30, 2014, and December 31, 2013, respectively. There was no Series A Preferred Shares activity during the six months ended June 30, 2014. Annual dividends accrue at a rate of $3,750 per share.

Series B

At June 30, 2014, and December 31, 2013, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 876 common shares. Accrued dividends totaled $1,944,659 and $1,914,533 on June 30, 2014, and December 31, 2013, respectively. There was no Series B Preferred Shares activity during the six months ended June 30, 2014.  Annual dividends accrue at a rate of $250 per share.

9.

COMMON STOCK

Shares issued and issuable during the six months ended June 30, 2014 are summarized below.

Shares outstanding and issuable at December 31, 2013	164,138,402
Cashless exercise of options (a)	8,753
Total common shares outstanding at June 30, 2014	164,147,155

———————

(a)

issued upon cashless exercises of 44,546 options by a director at an exercise price of $0.229 per share based upon market prices of the Company’s common stock of $0.285 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

10.

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

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended June 30, 2014:

Risk-free interest rate	0.37% to 1.26%
Expected option life in years	2.07 to 3.51
Expected stock price volatility	50.57% to 58.28%
Expected dividend yield	None

Stock-based compensation expense related to options for the six months ended June 30, 2014 was $324,442. At June 30, 2014, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $178,802. This unrecognized compensation cost is expected to be recognized over the next 18 months.

Extension of Options and Warrants in Exchange for Cash

The Company agreed to extend the term of options that expired in June 2014 and December 2014 for an additional two years, in exchange for cash of $50,000. The fair value of the extended options was determined using the BSM method and the following assumptions: volatility ranging from 56.36% to 58.28%, an expected term between 2.11 and 2.59 years, a risk-free discount rate of 0.37% and no dividends, totaling $155,437. The excess of the fair value of the extended options was recorded as additional interest expense of $105,374.

The Company agreed to extend the term of options that expired in June 2014 for an additional two years in exchange for cash of $10,000. The fair value of the extended options was determined using the BSM method and the following assumptions: volatility of 54.82%, an expected term of 2.07 years, a risk-free discount rate of 0.41% and no dividends, totaling $49,300. The excess of the fair value of the extended options was recorded as additional interest expense of $9,687.

11.

RELATED PARTY TRANSACTIONS

Related Party Purchase of FNES Note Receivable

In June 2014, Ecosphere sold the remaining 25% portion of a FNES note payable for the Ozonix® EF80 Unit sold in November 2013 in exchange for $0.3 million in cash. The buyer of the note is an employee of the Company. As a result of the sale of accounts receivable the Company recognized a loss of approximately $0.1 million.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP is also one of the Company’s board members and consultants.

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members and who is also the Chief Executive Officer of ICAP. For the six months ended June 30, 2014, the Company has incurred $124,998 pursuant to the consulting agreement.

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

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at June 30, 2014 of $44,310 relating to June 2014 services performed for FNES.

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owed on two Ozonix® EF80 units purchased in July and November 2013. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash during the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold an additional 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million. As of June 30, 2014, the Company had no accounts receivable balance in connection with the notes payable for the Ozonix® EF80 units sold to FNES in July and November 2013.

As a result of the sale of accounts receivable the Company recognized a loss of $254,825 and $985,085 for the three and six months ended June 30, 2014. At June 30, 2014, the Company had an accounts receivable balance of $48,859 due from FNES.  The accounts receivable balance consisted of a $44,310 service fee and $4,549 in miscellaneous charges.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

12.

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

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2019. The Company has an obligation of $206,285 as of June 30, 2014, relating to this five-year lease agreement.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of June 30, 2014, the Company had an accrued balance of $89,583 which is comprised of the $150,000 obligation less $60,417 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of June 30, 2014 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

Other Commitments

The Company has a Royalty Agreement with its president and founder where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”) less any base salary paid to him. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2013) and sales of Ecosphere’s equity securities. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him.

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP is also one of the Company’s board members and consultants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(UNAUDITED)

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2014, accounts receivable of $52,031 was comprised of two customer balances amounting to 94% and 6% of the total receivable balance. In addition those same two customers accounted for 97% and 3% of revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2014. As of June 30, 2014, the Company had $94,286 in cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

14.

SUBSEQUENT EVENTS

Licensing Agreement

In July 2014, the Company signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology for the Food and Beverage industry in Brazil. Under the terms of the agreement in order to maintain exclusivity, BCE is required to purchase a minimum of $5 million worth of Ozonix® equipment over the next two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. BCE has ordered its first Ozonix® EF10M and the manufacturing of this Unit has begun.

Partial Redemption Notice of Convertible Notes Payable

In July 2014, the Company received notice of a partial redemption in accordance with the convertible notes dated February 19, 2013. The note holders elected to have 32.35% of the original principal amount together with any and all accrued by unpaid interest repaid eighteen months following the issuance date, August 19, 2014. The Company will pay the Holders $242,625 of principal plus $8,243 of accrued interest. The $469,875 remaining principal balance of the note is due in February 2015.

Equipment Purchase Order

In August 2014, the Company received a purchase order from FNES for a second Ozonix® EF10M and a deposit of approximately $0.2 million that is for an existing sub-licensing customer, Hydrosphere Energy Solutions, whose licensed territory consists of Alberta and North East British Columbia, Canada. The manufacturing of this Unit has begun.

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

Company Overview

Ecosphere is a U.S. technology licensing and innovative manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent pending clean water and clean energy technologies:  Technologies like Ozonix® and the Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere’s patents and patents pending are reflected in its unaudited consolidated balance sheet based on the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take in to account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20 year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry-specific partners.

Accordingly, in 2013, Ecosphere retained a leading company in the field of intellectual property valuation, to perform an analysis to value the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios.  The valuation was delivered in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the shareholders of Ecosphere Technologies currently own 30.6% of through its interest in FNES. The valuation also includes an extensive review of all of the potential industries and applications where the Ecos PowerCube® can be used and licensed throughout the world.  While this valuation is subject to a number of assumptions, Ecosphere believes it illustrates the hidden value that is not recognized on our Balance Sheet or by the investment community.

In 2013, Ecosphere received $10 million from Fidelity National Financial, a Fortune 500 company, or FNF, for the sale of our 20% interest in FNES, which reduced our ownership interest in FNES to 30.6%. Ecosphere expects to monetize the remaining balance of its 30.6% ownership in FNES.

In 2013, Ecosphere formed six new subsidiaries as vehicles to grant exclusive and non-exclusive global, industry-specific fields-of-use to its patented Ozonix® technology. Ecosphere has also actively begun to market its patented Ecos PowerCube® technology for a number of industries and applications including but not limited to military, humanitarian, emergency response, disaster relief and remote, off-grid telecommunications. See Note 1 to our unaudited condensed consolidated financial statements contained herein.

History of Product and Application Development

Since 2008, the Company has incurred in excess of $5.5 Million in developing its current line of products and industry specific applications utilizing its intellectual property.  Such costs are exclusive of amounts paid to executive officers or our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative charges.  Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $60 million in revenue from the use of the Company’s intellectual property within the Oil and Gas industry, have resulted in the Company’s current intellectual property portfolio being available for licensing for various industries and applications as follows:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Ozonix® Market Opportunities

According to a Frost & Sullivan analysis, the global water market is estimated at $425 billion. Its growth is being driven by macro political, financial, social and ecological considerations. Additionally, according to a United Nations Report, demand for water can be broken down into major water use sectors:

•

Food & Agricultural (70% of freshwater use);

•

Energy & Industry (20%) — the percentage of a country’s industrial sector water demand is generally proportional to its average income level; and,

•

Human settlements (10%) — between 2009 and 2050, the world population is expected to increase by 2.3 billion, and urban areas are expected to absorb essentially all of the population growth.

Within the global water market, the estimated 2013 global water and wastewater treatment market sizes for Agriculture, Food & Beverage, Industrial, Marine, and Municipal are $3.4 billion, $4.3 billion, $10.2 billion, $2.4 billion, $1.5 billion, and $34.1 billion, respectively. This implies significant market opportunities for Ecosphere, as the Company’s patented Ozonix® technology has the potential to be applied across numerous water treatment market sectors and industries around the world including but not limited to:

Agriculture

•

Grain growing & processing

•

Irrigation & runoff

•

Nutrient runoff

•

Livestock farms & feedlots (dairy, poultry, beef, hog)

•

Aquaculture & fish farming

Energy

•

Oil & gas (onshore & offshore)

•

Cooling & boiler water

•

Nuclear power generation

•

Coal-fired power plants

Food & Beverage

•

Bottled water

•

Bottled beverages

•

Breweries

•

Vineyards & wineries

•

Dairy (milk, butter, cheese)

•

Livestock processing (poultry, beef, hog)

Industrial

•

Automotive

•

Aerospace & defense

•

Manufacturing

Marine

•

Aquaculture & aquariums

•

Ballast water

•

Onboard gray water

•

Onboard process water

Mining & Minerals

•

Hydrometallurgical extraction

•

Base metals, precious metals, mineral contamination

•

Pre-treatment of hard mineral mining ores

•

Increased ore recovery rates

•

Acid mine drainage

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

•

Leachate

•

Tailings

Municipal

•

Drinking water

•

Sewage water

•

Storm & drainage water treatment

•

Odor control

•

Sludge treatment

•

Municipal irrigation

From a technical standpoint, Ecosphere has proven its patented Ozonix® technology in the most challenging treatment market sector, the oil & gas segment of the energy industry; therefore, the technological risks faced when delivering the technology to other target sectors and industries are significantly diminished.

Ecos Powercube® Market Opportunities

Additionally, the Ecos PowerCube®’s ability to provide off-grid micro utility needs has applications in numerous markets and sub markets, including:

•

Military Remote Utilities: The DOD will spend $1.8 Billion on renewable energy by 2025

•

Remote Cell Towers: $2.8 Billion in 2014, growing to $10.5 Billion in 2020 (640,000 anticipated off-grid base station installations by the end of 2012)

•

Remote Habitation: $2.4 Billion in 2014, growing to $4.2 Billion in 2020

•

Industrial Remote Utilities: $0.5 Billion in 2013, growing to $1.2 Billion in 2020

•

 Others

o

Agriculture & Ranching

o

Off-Grid Telecommunications

o

Solar Powered Wi-Fi

o

Humanitarian Relief

o

Emergency / Disaster Preparedness

o

Survivalists & Preppers

o

Infrastructure & Construction

o

Corporate Branding & Advertising

o

Remote / Temporary Entertainment Events & Venues

o

Equipment Rental & Leasing

o

Remote, Off-Grid Research Stations

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

As a result, we have designed, developed, manufactured and commercialized technologies that are currently solving some of the world’s most critical water, energy and environmental challenges. Our patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (AOP) designed to treat and recycle industrial wastewater without the use of conventional liquid chemicals and our Ecos PowerCube® is the world’s largest, mobile, solar-powered generator that can be used across a number of remote, off-grid industries and applications.

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

Recent Success

Ecosphere’s patented Ozonix® technology has been commercially proven in the oil and gas hydraulic fracturing industry and is currently being used by Fidelity National Environmental Solutions (“FNES”), formerly Ecosphere Energy Services (“EES”), and its sub-licensing partners around the United States and Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 4.5 billion gallons of water for more than 1,000 oil and natural gas wells around the United States; protecting $5 billion worth of well assets and generating over $70 million in revenue.

Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including but not limited to:

•

2013 Oil and Gas Awards - Water Management Company of the Year Award, Midcontinent Region;

•

2013 Bloomberg New Energy Finance Awards - New Energy Pioneer;

•

2013 IHS CERAWeek - Energy Innovation Pioneer Award;

•

2013 American Technology Awards - "Clean Tech/Green Tech" Winner;

•

2013 World Technology Awards - Corporate "Environment" Category Winner;

•

2013 Governor’s Innovators in Business Awards by Enterprise Florida – Rising Star;

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy, a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology for the Food and Beverage industry in Brazil.

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office for the world’s largest, mobile solar-powered generator. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' standard ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With power generation capabilities up to 15 kW, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Growth Strategy

In 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis to value the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios.  The valuation was delivered in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the shareholders of Ecosphere Technologies currently own 30.6% of through its interest in FNES. The Valuation also includes an extensive review of all of the potential industries and applications where the Ecos PowerCube® can be used and licensed throughout the world. While this valuation is subject to a number of assumptions, the Company believes that it helps to illustrate the Company’s hidden value and opportunity that is not recognized on our Balance Sheet or by the investment community. During 2013, Ecosphere received $10 million in gross proceeds from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio.

As a part of the company’s strategy to monetize its intellectual property portfolio, in June 2014, the Company engaged ICAP Patent Brokerage to monetize its patented Ozonix® and Ecos PowerCube® technology portfolios and to serve as its exclusive licensing agent. ICAP is now the Company’s exclusive broker, tasked with successfully licensing both technologies across a wide variety of industries and applications on a global basis. ICAP Patent Brokerage’s veteran brokers have more than 35 years of experience in monetizing and leveraging intellectual property assets, drawing on an extensive knowledge of the marketplace across multiple sectors throughout the United States, Asia, and Europe. ICAP brings credibility, stability and liquidity to the IP marketplace and is quickly becoming the intellectual property brokerage of choice for IP assets in both the primary and secondary markets.  With the growing pressure on global water resources and the need for clean, renewable energy, we expect Ecosphere’s patented technology portfolio to continue to expand.

From a technical standpoint, Ecosphere has proven its patented Ozonix® technology in the most challenging treatment market sector, the oil & gas segment of the energy industry; therefore, the technological risks faced when entering other target sectors and industries are significantly diminished. Ecosphere has also designed, engineered and manufactured its very first Ecos PowerCube® that has the ability to deploy its solar panels in approximately 18 seconds. The Ecos PowerCube® has been patented, commercialized and is ready for sale to strategic partners.

From a business standpoint, Ecosphere has successfully created a subsidiary to target the Energy industry (one of numerous target market sectors for Ozonix®, and two recent equity sales to FNF, valued just this one subsidiary at $50 million. It is important for shareholders to note: that in 2009 when FNES, formerly EES, was initially established and the technology was not yet commercially or technologically proven FNF invested $7.5 million in FNES at a $37.5 million valuation to build the equipment to service Southwestern Energy.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended June 30, 2014 with the Three Months Ended June 30, 2013

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2014	2013	Change
	(Unaudited)
Revenues
Field services	$—	$796,102	$(796,102)
Aftermarket part sales	3,571	180,016	(176,445)
Total revenues	3,571	976,118	(972,547)
Costs and expenses
Field services (exclusive of depreciation shown below)	—	274,618	(274,618)
Aftermarket part costs (exclusive of depreciation shown below)	5,133	116,930	(111,797)
Salaries and employee benefits	813,070	1,470,524	(657,454)
Administrative and selling	195,127	360,980	(165,853)
Professional fees	189,635	588,006	(398,371)
Depreciation and amortization	106,032	331,240	(225,208)
Research and development	119,509	9,722	109,787
Restructuring charge	—	(9,661)	9,661
Loss on sale of notes	254,825	—	254,825
Total costs and expenses	1,683,331	3,142,359	(1,459,028)
Loss from operations	(1,679,760)	(2,166,241)	486,481
Loss on investment in unconsolidated investee	(426,678)	(46,004)	(380,674)
Other income (expense)
Gain on deconsolidation	—	29,474,609	(29,474,609)
Interest income	8,517	—	8,517
Interest expense	(336,256)	(145,724)	(190,532)
Change in fair value of derivative instruments	1,764	174,647	(172,883)
Other, net	4,430	—	4,430
Total other expense, net	(321,545)	29,503,532	(29,825,077)
Net income (loss)	(2,427,983)	27,291,287	(29,719,270)
Preferred stock dividends	(20,688)	(20,688)	—
Net income (loss) applicable to common stock	(2,448,671)	27,270,599	(29,719,270)
Net loss applicable to noncontrolling interest of consolidated subsidiary	9,681	17,310	(7,629)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(2,438,990)	$27,287,909	$(29,726,899)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.4 million during the three months ended June 30, 2014 (the "2014 Quarter") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $27.3 million for the three months ended June 30, 2013 (the "2013 Quarter"). The drivers of the $29.7 million quarter-over-quarter change are discussed below.

Revenues

The Company generated record revenues in 2011 and 2012 as its Ozonix® technology was deployed in the Energy sector through a partnership with a then-exclusive licensee, and through its majority owned subsidiary, FNES.  In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES.  As a result of the Company's ownership in FNES declining below 50%, and the granting of managing control to FNF, the Company no longer includes the revenues of FNES in its consolidated financial statements. The Company's reported revenues for the 2013 Quarter of $1.0 million. The Company reported revenues of $3,571 for the 2014 Quarter. The Company and FNES have recently executed agreements with licensees in Brasil and Canada that may result in increased revenues in the near to mid-term, and continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Field Services Costs (exclusive of depreciation)

Due to the deconsolidation of FNES in May 2013, there were no field services costs for the 2014 Quarter as compared to $0.3 million for the 2013 Quarter. All field services costs are related to the services business of FNES and since deconsolidation, the Company has not included field services costs incurred by FNES in its consolidated financial statements. Included in these costs for the 2013 period are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2014 Quarter as compared to $0.1 million for the 2013 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.7 million was primarily driven by lower equity-based compensation, a $0.3 million decrease for the 2014 Quarter from the 2013 Quarter. There was also a $0.2 million reduction in salaries and wages for the 2014 Quarter from the 2013 Quarter.

Professional Fees

The $0.4 million decrease in professional fees for the 2014 Quarter was driven by a $0.1 million decrease in consulting fees, $0.2 million decrease in legal fees relating to the Halliburton arbitration and $0.1 million decrease in corporate legal fees.

Loss from Operations

Loss from operations for the 2014 Quarter was $1.7 million compared to loss from operations of $2.2 million for the 2013 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Quarter, the loss on investment in unconsolidated investee was $0.4 million as compared to a loss on investment in unconsolidated investee of $46,004 for the 2013 Quarter.

Interest Expense

Interest expense for the 2014 Period increased $0.2 million which was primarily due to the recent raise of $1.95 million through the sale of Convertible Notes and Warrants.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2014 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Six Months ended June 30, 2014 with the Six Months Ended June 30, 2013

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2014	2013	Change
	(Unaudited)
Revenues
Equipment sales and licensing, related party	$107,925	$—	$107,925
Field services	—	1,547,786	(1,547,786)
Aftermarket part sales	3,571	289,951	(286,380)
Aftermarket part sales, related party	26,324	—	26,324
Total revenues	137,820	1,837,737	(1,699,917)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	33,925	—	33,925
Field services (exclusive of depreciation shown below)	—	721,214	(721,214)
Aftermarket part costs (exclusive of depreciation shown below)	27,049	226,473	(199,424)
Salaries and employee benefits	1,741,029	2,603,342	(862,321)
Administrative and selling	417,760	731,616	(313,856)
Professional fees	723,647	1,154,521	(430,874)
Depreciation and amortization	209,981	876,251	(666,270)
Research and development	200,025	18,206	(181,819)
Restructuring charge	—	(3,170)	3,170
Loss on sale of notes	985,085	—	985,085
Total costs and expenses	4,338,501	6,328,453	(1,989,952)
Loss from operations	(4,200,681)	(4,490,716)	290,035
Loss on investment in unconsolidated investee	(743,002)	(46,004)	(696,998)
Other income (expense)
Gain on deconsolidation	—	29,474,609	(29,474,609)
Interest income	45,089	—	45,089
Interest expense	(913,296)	(238,229)	(675,067)
Change in fair value of derivative instruments	3,671	88,679	(85,008)
Other, net	4,430	—	4,430
Total other expense, net	(860,106)	29,325,059	(29,003,514)
Net income (loss)	(5,803,789)	24,788,339	(30,592,128)
Preferred stock dividends	(41,376)	(41,376)	—
Net income (loss) applicable to common stock	(5,845,165)	24,746,963	(30,592,128)
Net loss applicable to noncontrolling interest of consolidated subsidiary	9,681	187,806	(178,125)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(5,835,484)	$24,934,769	$(30,770,253)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $5.8 million during the six months ended June 30, 2014 (the "2014 Period") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $24.9 million for the six months ended June 30, 2013 (the "2013 Period"). The drivers of the $30.8 million change are discussed below.

Revenues

The Company generated record revenues in 2011 and 2012 as its Ozonix technology was deployed in the Energy sector through a partnership with a then-exclusive licensee, and through its majority owned subsidiary, FNES.  In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES.  As a result of the Company's ownership in FNES declining below 50%, and the granting of managing control to FNF, the Company no longer includes the revenues of FNES in its consolidated financial statements. The Company's reported revenues for the 2013 Period of $1.8 million. The Company reported revenues of $0.1 million for the 2014 Period. The Company and FNES have recently executed agreements with licensees in Brasil and Canada that may result in increased revenues in the near to mid-term, and continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Period were $33,925 in connection with FNES’ sale of the Ozonix® EF10M to Hydrosphere Energy Solutions.

Field Services Costs (exclusive of depreciation)

Due to the deconsolidation of FNES in May 2013, there were no field services costs for the 2014 Period as compared to $0.7 million for the 2013 Period. All field services costs are related to the services business of FNES and since deconsolidation, the Company has not incurred field services costs. Included in these costs for the 2013 period are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® products.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2014 Period as compared to $0.2 million for the 2013 Period.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.9 million was primarily the result of the Company no longer reporting the costs and expenses of FNES on its Statements of Operations since it no longer consolidates FNES operations, a $0.3 million decrease in equity-based compensation and $0.2 million decrease in salaries, wages and related taxes and benefits.

Professional Fees

The $0.4 million decrease in professional fees for the 2014 Period was driven by a $0.1 million decrease in consulting fees, $0.2 million decrease in legal fees relating to the Halliburton arbitration and $0.1 million decrease in corporate legal fees.

Loss from Operations

Loss from operations for the 2014 Period was $4.2 million compared to loss from operations of $4.5 million for the 2013 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Period, the loss on investment in unconsolidated investee was $0.7 million.

Interest Expense

Interest expense for the 2014 Period increased $0.7 million which was primarily due to the recent raise of $1.95 million through the sale of Convertible Notes and Warrants.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2014 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
Net cash used in operating activities	$(2,789,732)	$(5,777,562)
Net cash used in investing activities	$(225,193)	$3,707,139
Net cash provided by financing activities	$2,297,627	$(172,677)

2014 Period

Operating Activities

Net cash used in operating activities was $2.8 million for the 2014 Period, compared to net cash used in operating activities of $5.8 million for the 2013 Period. For the 2014 Quarter, cash used in operating activities of $2.8 million resulted from the net loss applicable to Ecosphere common stock of $5.8 million and was offset by the loss on sale of notes receivable of $1.0 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES, an accretion of discounts of Notes payable of $0.7 million and the Company’s loss on investment in unconsolidated investee, or FNES of $0.7 million.

Investing Activities

Net cash used in investing activities of $0.2 million was primarily from additions to property and equipment. This included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements, furniture and fixtures and office equipment relating to the build out of the mining office in Park City, Utah.

Financing Activities

The Company’s net cash provided by financing activities of $2.3 million consisted primarily of proceeds from the sale of notes receivable, which a portion was to a related party, as well as proceeds from the issuance of convertible notes payable and warrants.

2013 Period

Operating Activities

Net cash used in operating activities was $5.8 million for the six months ended June 30, 2013. Cash used in operating activities for 2013 resulted primarily from the operating loss of $4.5 million and $3.3 million for the build out of the two Ozonix® EF80 units, offset by noncash expenses of approximately $1.9 million.

Investing Activities

The Company’s net cash provided by investing activities of $3.7 million was the result of net proceeds from the sale of a 12% interest in FNES totaling approximately $5.9 million, offset by $0.5 million of construction in process purchases, the repayment of $1.4 million advanced by FNES and $0.25 million of cash held by FNES on the date of deconsolidation.

Financing Activities

The Company’s net cash used in financing activities consisted primarily of the repayment of $1.0 million in notes payable and other financing obligations, offset by $0.8 million of proceeds from the exercise and modification of warrants.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Liquidity

As of August 6, 2014, Ecosphere had cash on hand of approximately $0.3 million. Management believes that its current plans will provide sufficient liquidity for the next 12 months if it is successful in meeting one or more of the targets listed below and generates sufficient funding.  The Company needs to pay approximately $250,000 due to a permitted redemption by the holders of convertible notes issued in February 2013.  The Company plans to seek an extension and has no alternatives if the holders decline to extend the payment date.  In addition, the Company has approximately $45,000 in monthly lease and other mandatory payments, not including payroll and ordinary expenses which must be paid monthly. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

The Company is seeking to raise additional capital through the sale of Convertible Notes and Warrants.

•

Ecosphere’s business model revolves upon the licensing of its intellectual property. The Company is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to FNES. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to agriculture, food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

•

Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees ongoing requests. In the event that customers choose not to manufacture Ecosphere’s patented technologies themselves, the Company will charge accordingly.

•

In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES is also available for sale.

However, Ecosphere cannot provide any assurance that these plans will be successful. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, Ecosphere has $1,007,500 in convertible notes payable due over the next 12 months. This consists of $50,000 due in September 2014 and $245,000 due in March 2015. As described above, in July 2014, the Company also received notice of a partial redemption request due in August 2014 and shall pay the Holders $242,625 of principal plus $8,243 of accrued interest in accordance with the convertible notes dated February 19, 2013. The $469,875 remaining principal balance of the note is due in February 2015.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs were approximately $0.1 million during the three months ended June 30, 2014 and during the three months ended June 30, 2013 research and development costs were de minimis.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including expanding our technology into other industries, replicating the success of FNES, the value of subsidiaries in other verticals, anticipated and potential revenue, working capital and liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances of approximately $0.3 million as of June 30, 2014 were held in insured depository accounts, $94,286 of which exceeded insurance limits.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company received a ruling on August 8, 2014 after the close of market regarding its arbitration proceeding filed with the American Arbitration Association in February 2013 against Halliburton Energy Services, Inc. (“Halliburton”).

The arbitration claim included a count alleging that Halliburton had breached a 2009 Joint Confidentiality Agreement and converted or misappropriated Ecosphere’s trade secrets related to Ecosphere’s advanced oxidation process of treating and recycling water used in the hydraulic fracturing of oil and natural gas wells. During the term of the Confidentiality Agreement, Halliburton offered to purchase Ecosphere but negotiations broke down and Halliburton subsequently began to advertise an advanced oxidation process of treating and recycling water for use in the hydraulic fracturing of oil and natural gas wells, and filed three) related patent applications with the U.S. Patent Office.

During the arbitration proceeding, Halliburton admitted it had not commercialized a similar advanced oxidation process and had no intentions to commercialize such a process; accordingly Ecosphere voluntarily withdrew that count from the proceeding. The remaining count was directed to the three patent applications filed with the U.S. Patent Office that described a process similar to Ecosphere’s advanced oxidation process of treating and recycling water. Halliburton subsequently expressly abandoned the applications.

The arbitration panel denied Ecosphere’s claims for damages as well as Halliburton’s claims to be reimbursed for attorney’s fees. The panel ruled that both parties pay their own fees, costs and expenses (including fees and expenses of counsel and experts) in connection with the arbitration.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. During the period covered by this report, there were no material changes to any pending legal proceedings to which we are a party.

ITEM 1A.

RISK FACTORS.

Not applicable.

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

ECOSPHERE TECHNOLOGIES, INC.

August 11, 2014	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

August 11, 2014	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	5/12/14	3.1
3.2	Bylaws, as amended	10-Q	5/12/14	3.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCII	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL; Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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