Form 10-K/A
period 2013-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2014-09-12
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

Amendment No. 1

To

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014. We are filing this Amendment to include disclosure regarding our internal control framework under Item 8. “Financial Statements” and Item 9A. “Controls and Procedures”.  In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the 2013 Form 10-K. The 2013 Form 10-K continues to speak as of the date of the 2013 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2013 Form 10-K other than as expressly indicated in this Amendment.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

1

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

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation	10-QSB	12/11/06	3.1
3.2	Certificate of Amendment	10-K	3/25/09	3.2
3.3	Certificate of Correction	10-K	3/25/09	3.3
3.4	Certificate of Correction	10-Q	11/12/13	3.4
3.5	Bylaws	10-QSB	12/11/06	3.2
3.6	Amendment to the Bylaws Adopted June 17, 2008	10-Q	11/13/08	3.3
3.7	Amendment to the Bylaws Adopted August 12, 2010	10-Q	8/16/10	3.6
3.8	Third Amendment to the Bylaws Adopted October 20, 2011	10-K	4/2/13	3.7
4.1	Amended and Restated 2006 Equity Incentive Plan*	10-Q	8/16/10	10.1
4.2	Amendment to the Amended and Restated 2006 Equity Incentive Plan*	S-8	3/25/11	4.2
4.3	Second Amendment to the Amended and Restated 2006 Equity Incentive Plan*	10-K	4/2/13	4.3
10.1	Hydrozonix Exclusive Product Purchase and Sublicense Agreement**	10-Q/A	12/1/11	10.3
10.2	EES Side Letter Agreement – Hydrozonix**	10-Q	5/10/11	10.6
10.3	Second Amendment to EES LLC Agreement	10-Q/A	12/1/11	10.7
10.4	Southwest Energy Services Agreement**	10-Q/A	3/16/11	10.16
10.5	Newfield Exploration Services Agreement	10-Q/A	3/16/11	10.17
10.6	Newfield Subsidiary Agreement**	10-K	3/16/11	10.39
10.7	Bledsoe Contribution Agreement dated July 15, 2009	10-Q	11/16/09	10.6
10.8	Amended and Restated Bledsoe Credit Agreement dated July 15, 2009	10-Q	11/16/09	10.5
10.9	Amended and Restated EES Limited Liability Company Agreement	10-Q	11/16/09	10.4
10.10	First Amendment to the Amended and Restated EES Limited Liability Company Agreement (Exhibit A to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed herein as Exhibit 10.12)	10-K	3/31/10	10.20
10.11	Second Amended and Restated EES LLC Agreement	10-Q	8/9/13	10.5
10.12	Fidelity Unit Purchase Agreement dated November 9, 2009	10-K	3/31/10	10.21
10.13	Fidelity Unit Purchase Agreement dated May 24, 2013	10-Q	8/9/13	10.3
10.14	Fidelity Unit Purchase Agreement dated July 26, 2013	S-1	1/21/14	10.14
10.15	EES Amended and Restated Replacement Secured Note dated November 1, 2009 (Exhibit C to the Fidelity Unit Purchase Agreement dated November 9, 2009 filed herein as Exhibit 10.12)	10-K	3/31/10	10.22
10.16	First Amendment to Amended and Restated Credit Agreement dated December 8, 2010	10-K	3/16/11	10.19
10.17	Second Amendment to Amended and Restated Replacement Secured Note dated December 8, 2010	10-K	3/16/11	10.20

2

10.18	Form of Executive Option Agreement dated December 22, 2009*	10-Q	8/16/10	10.4
10.19	Form of Executive Option Agreement dated July 1, 2009*	10/Q	8/16/10	10.5
10.20	Form of Director Option Agreement dated July 1, 2009	10-Q	8/16/10	10.6
10.21	Form of Director Option Agreement dated July 1, 2010	10-Q	11/22/10	10.6
10.22	Form of Director Restricted Stock Agreement dated July 1, 2009	10-Q	8/16/10	10.13
10.23	Form of Director Restricted Stock Agreement dated July 1, 2010	10-Q	11/22/10	10.5
10.24	Form of Director Option Agreement – Initial Grant	10-Q	8/16/10	10.14
10.25	Form of Director Restricted Stock Agreement – Initial Grant	10-Q	8/16/10	10.15
10.26	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.30
10.27	Form of Executive Option Agreement dated December 23, 2010*	10-K	3/16/11	10.31
10.29	Technology License Agreement	10-Q	8/16/10	10.12
10.30	First Amendment to the Technology License Agreement	10-Q	8/9/13	10.4
10.31	Assignments of Technology	10-Q	11/22/10	10.10
10.32	Form of 8.5% Convertible Note (CIM)	10-Q	5/21/13	10.5
10.33	Form of Warrant (CIM)	10-Q	5/21/13	10.6
10.34	Dennis McGuire Employment Agreement*	S-1	1/21/14	10.35
10.35	Dennis McGuire Royalty Agreement *	S-1	1/21/14	10.36
10.36	Vinick Consulting Agreement*	S-1	1/21/14	10.37
10.37	Becker Consulting Agreement*	S-1	1/21/14	10.38
10.38	Form of Convertible Note (2013 Offering)				Filed ^
10.39	Form of Warrant (2013 Offering)				Filed ^
10.40	Form of Registration Rights Agreement (2013 Offering)				Filed ^
21.1	List of Subsidiaries	10-K	4/2/13	21.1
23.1	Consent of Salberg & Co. PA				Filed ^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Taxonomy Extension Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

*

Management compensatory agreement

**

Filed pursuant to a confidential treatment request for certain portions of this document.

^

Filed or furnished, as applicable, to the Form 10-K filed on March 17, 2014.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: September 12, 2014	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Date: September 12, 2014	By:	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

4

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and Subsidiaries ("the Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity (deficit), and cash flows for each of the three-years in the period ended December 31, 2013. We also have audited Ecosphere Technologies, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three-years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ecosphere Technologies, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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