Form 10-Q
period 2014-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2014-11-14
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at November 7, 2014
Common Stock, $0.01 par value per share	164,147,155 shares

SIGNATURES	37

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash	$786,537	$1,059,651
Restricted cash	50,050	25,000
Accounts receivable	40,450	—
Current portion of accounts receivable-related party	54,787	1,210,445
Inventory	737,971	219,278
Prepaid expenses and other current assets	88,292	121,480
Total current assets	1,758,087	2,635,854
Investment in unconsolidated investee	13,122,590	14,369,439
Accounts receivable-related party, net of current portion	—	2,268,406
Property and equipment, net	1,717,475	1,857,601
Debt issuance costs, net	—	37,007
Patents, net	183,541	138,034
Deposits	14,840	14,840
Total assets	$16,796,533	$21,321,181

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$700,760	$410,402
Accrued liabilities	686,054	843,893
Current portion of convertible notes payable, net of discounts	823,925	271,176
Current portion of note payable	102,150	85,125
Customer deposit	291,620	—
Warrant derivatives fair value	—	3,671
Current portion of financing obligations	92,078	163,746
Current portion of capital lease obligation	15,938	15,347
Total current liabilities	2,712,525	1,793,360
Convertible note payable, net of discounts and current portion	759,655	510,984
Note payable, net of current portion	17,024	68,099
Financing obligations, net of current portion	75,912	108,265
Capital lease obligation, net of current portion	29,900	41,929
Total liabilities	3,595,016	2,522,637

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at September 30, 2014 and December 31, 2013; $25,000 per share redemption amount plus dividends in arrears	1,220,369	1,203,494
Series B - 484 shares authorized; 241 shares issued and outstanding at September 30, 2014 and December 31, 2013; $2,500 per share redemption amount plus dividends in arrears	2,562,222	2,517,033
Total redeemable convertible cumulative preferred stock	3,782,591	3,720,527

Commitments and contingencies (Note 12)

Equity
Ecosphere Technologies, Inc. stockholders’ equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 164,147,155 and 164,033,139 shares issued and outstanding at September 30, 2014, and December 31, 2013, respectively	1,641,471	1,640,330
Common stock issuable, $0.01 par value; 0 and 105,263 issuable at September 30, 2014, and December 31, 2013, respectively	—	1,053
Additional paid-in capital	113,503,108	111,417,253
Accumulated deficit	(105,715,354)	(97,980,619)
Total Ecosphere Technologies, Inc. stockholders’ equity	9,429,225	15,078,017
Noncontrolling interest in consolidated subsidiary	(10,299)	—
Total equity	9,418,926	15,078,017
Total liabilities, redeemable convertible cumulative preferred stock and equity	$16,796,533	$21,321,181

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Equipment sales and licensing	$530,550	$—	$530,550	$—
Equipment sales and licensing, related party	—	2,268,295	107,925	2,268,295
Field services	—	—	—	1,547,786
Aftermarket part sales	13,708	—	17,279	287,724
Aftermarket part sales, related party	6,374	120,294	32,698	122,521
Total revenues	550,632	2,388,589	688,452	4,226,326

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	338,700	1,923,064	372,625	1,923,064
Field services costs (exclusive of depreciation shown below)	—	—	—	721,214
Aftermarket part costs (exclusive of depreciation shown below)	18,624	95,950	45,673	322,423
Selling, general and administrative	999,939	2,055,462	4,082,400	6,563,147
Restructuring charge	—	—	—	(3,170)
Depreciation and amortization	113,272	55,253	323,253	931,504
Loss on sale of notes receivable	—	—	985,085	—
Total costs and expenses	1,470,535	4,129,729	5,809,036	10,458,182

Loss from operations	(919,903)	(1,741,140)	(5,120,584)	(6,231,856)

Loss on investment in unconsolidated investee	(503,847)	(437,594)	(1,246,849)	(483,598)

Other income (expense)
Gain on deconsolidation	—	—	—	29,474,609
Interest income	—	—	45,089	—
Interest expense	(457,693)	(113,478)	(1,370,989)	(351,707)
Gain on change in fair value of derivative instruments	—	1,215	3,671	89,894
Loss on debt extinguishment	(61,051)	—	(61,051)	—
Loss on sale of interest in unconsolidated investee	—	(500,000)	—	(500,000)
Other, net	1,249	—	5,679	—
Total other income (expense), net	(517,495)	(612,263)	(1,377,601)	28,712,796

Net income (loss)	(1,941,245)	(2,790,997)	(7,745,034)	21,997,342

Preferred stock dividends	(20,688)	(20,688)	(62,064)	(62,064)

Net income (loss) applicable to common stock before allocation to non controlling interest	(1,961,933)	(2,811,685)	(7,807,098)	21,935,278

Less: net loss applicable to non-controlling interest in consolidated subsidiary	618	—	10,299	187,806

Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(1,961,315)	$(2,811,685)	$(7,796,799)	$22,123,084

Net income (loss) per common share applicable to common stock
Basic	$(0.01)	$(0.02)	$(0.05)	$0.13
Diluted	$(0.01)	$(0.02)	$(0.05)	$0.13

Weighted average number of common shares outstanding
Basic	164,147,155	163,588,214	164,145,744	163,237,401
Diluted	164,147,155	163,588,214	164,145,744	164,929,678

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013

Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(7,796,799)	$22,123,084
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Gain on deconsolidation		(29,474,609)
Preferred stock dividends	62,064	62,064
Depreciation and amortization	323,253	931,504
Non-controlling interest in loss of consolidated subsidiary	(10,299)	(187,806)
Amortization of debt issue costs	24,279	19,644
Amortization of discount on notes payable	1,108,934	197,984
Stock-based compensation expense	397,878	1,042,028
Income from change in fair value of warrant derivative liability	(3,671)	(89,894)
Loss on investment in unconsolidated investee	1,246,849	483,598
Loss on sale of interest in unconsolidated investee	—	500,000
Loss on sale of notes receivable	985,085	—
Modification of warrants and options	115,826	—
Loss on debt extinguishment	61,051	—
Write down of inventory	—	158,650
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	227,252	(1,130,699)
Decrease (increase) in prepaid expenses and other current assets	137,489	(184,715)
Increase in inventory	(518,693)	(2,392,824)
Increase (decrease) in accounts payable	290,356	(312,363)
Decrease in accrued liabilities	(157,839)	(476,088)
Decrease in restructuring reserve	—	(5,909)
Increase in customer deposits	291,620	165,465
Net cash used in operating activities	(3,215,365)	(8,570,886)
Investing Activities:
Net proceeds from sale of interest in subsidiary	—	9,600,000
Repayment of amounts due to unconsolidated investee	—	(1,385,139)
Cash held by deconsolidated subsidiary	—	(247,636)
Purchase of property and equipment	(175,930)	(227,246)
Transfer from (to) restricted cash	(25,050)	35,168
Payment of patent costs	(52,704)	—
Net cash provided by (used in) investing activities	(253,684)	7,775,147
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issue costs	1,245,000	706,467
Proceeds from warrant and option modifications	60,000	133,188
Proceeds from sale of notes receivable	2,171,277	—
Repayments of notes payable and insurance financing	(153,118)	(964,050)
Repayments of capital lease obligations	(11,438)	(10,875)
Repayments of vehicle and equipment financing	(115,786)	(98,139)
Net cash provided by (used in) financing activities	3,195,935	(233,409)
Net decrease in cash	(273,114)	(1,029,148)
Cash at beginning of period	1,059,651	2,464,911
Cash at end of period	$786,537	$1,435,763

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental disclosures of cash flow information:
Cash paid for interest	$62,881	$271,522
Cash paid for income taxes	$6,665	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$62,064	$62,064
Reduction of derivative liability for warrant derivative instruments from warrant exercises, expirations and modifications	$—	$102,807
Common stock issued as settlement of note and accrued interest	$—	$6,000
Cashless exercise of options and warrants	$88	$14,957
Beneficial conversion feature on convertible debt charged to additional paid in capital	$1,536,871	$391,771
Modification of warrants and options	$115,826	$—
Warrants issued as debt issue cost	$—	$21,211
Insurance premium finance contract recorded as a prepaid asset	$104,299	$168,859
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$—	$111,738
Vehicle purchased through third party financing arrangement	$—	$56,802
Extension of term of stock options in settlement of accrued interest on convertible debt	$—	$26,532

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”), is a U.S. technology licensing and innovative manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs and protect the environment through a portfolio of 29 patented and patent-pending technologies: technologies like Ozonix® and the Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage (“ICAP”), the world’s largest intellectual property brokerage firm.

The Company is a leader in emerging Advanced Oxidation Processes (“AOP”) and has an extensive portfolio of intellectual property that includes eleven (11) approved United States patents, with seven (7) issued for Ozonix® and numerous patents pending for its Ozonix® and other technologies. Ozonix® is a revolutionary AOP that offers customers a chemical-free alternative to high-volume water treatment, disinfection and recycling for a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, marine, mining and municipal wastewater treatment.

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

In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 4.5 billion gallons of water for more than 1,200 oil and natural gas wells around the United States and Canada in all major shale plays including but not limited to Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in equipment sales, service and technology licensing revenue.

Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including but not limited to:

•

2014 Popular Science Magazine – Best New Product of 2014 – Green category’s for the Ecos PowerCube®;

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

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the Food and Beverage industry in Brazil. In September 2014, the Company completed manufacturing, testing and delivery of BCE’s first piece of equipment, an Ozonix® EF10M mobile water treatment system capable of treating approximately 420 gallons-per-minute in a 10x12 footprint.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office for the world’s largest, mobile solar-powered generator. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With solar power generation capabilities up to 15 kW, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

In November 2014, Ecosphere’s patented Ecos PowerCube® technology was recognized as a winner in the Green category of the 2014 Best of What’s New Awards from Popular Science. Each year, Popular Science reviews thousands of new innovative products and chooses the top 100 winners across 12 categories for inclusion in the annual Best of What’s New issue – the best-read issue of the year. To win, a product or technology must represent a significant step forward in its category.  Ecosphere’s patented Ecos PowerCube® solar panel array technology will be featured in this December’s special issue, on newsstands as of the date this Report is filed.

In 2013, Ecosphere retained Navigant Consulting, Inc. (NYSE:NCI), a leading company in the field of intellectual property valuation, to perform an analysis to value the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios.  The valuation was delivered in November 2013, which includes all of the potential industries and applications where Ozonix® can be used and licensed, including the global energy field-of-use, of which the shareholders of Ecosphere Technologies currently own 30.6% of through its interest in FNES. The valuation also includes an extensive review of all of the potential industries and applications where the Ecos Powercube® can be used and licensed throughout the world. While this valuation is subject to a number of assumptions, the Company believes that it helps to illustrate the Company’s hidden value and opportunity that is not recognized on our Balance Sheet or by the investment community. During 2013, Ecosphere received $10 million in gross proceeds from FNF for the sale of the Company’s 20% interest in FNES. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of the Company’s global Ozonix® intellectual property portfolio, not including the Ecos PowerCube®. Based upon a recent Navigant valuation, management believes that the Ecos PowerCube®’s value is about 15% of the combined valuation of its technologies.  This does not give effect to its latest product, the Ecos GrowCube®.

Accordingly, in June 2014, the Company engaged ICAP Patent Brokerage to monetize its patented Ozonix® and Ecos PowerCube® technology portfolios and to serve as its exclusive licensing agent. ICAP PB is now the Company’s exclusive broker, tasked with successfully licensing both technologies across a wide variety of industries and applications on a global basis. ICAP Patent Brokerage’s veteran brokers have more than 35 years of experience in monetizing and leveraging intellectual property assets, drawing on an extensive knowledge of the marketplace across multiple sectors throughout the United States, Asia, and Europe. ICAP brings credibility, stability and liquidity to the IP marketplace and is quickly becoming the intellectual property brokerage of choice for IP assets in both the primary and secondary markets.  With the growing pressure on global water resources and the need for clean, renewable energy, we expect Ecosphere’s patented technology portfolio to continue to expand. The Chief Executive Officer of ICAP is a director of and consultant to the Company.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

Going Concern

As of October 31, 2014, Ecosphere had cash on hand of approximately $0.1 million. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which are described below.

In August 2014, the Company received a purchase order from FNES for a second Ozonix® EF10M and a deposit of approximately $0.2 million that is for an existing sub-licensing customer, Hydrosphere Energy Solutions, whose licensed territory consists of Alberta and North East British Columbia, Canada. The Company completed and delivered the Ozonix® EF10M unit during the fourth quarter of 2014 for FNES.

In July 2014, The Company signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology for the Food and Beverage industry in Brazil. Under the terms of the agreement in order to maintain exclusivity, BCE is required to purchase a minimum of $5 million worth of Ozonix® equipment over the next two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. BCE ordered its first Ozonix® EF10M in July 2014 and the manufacturing and customer acceptance of this Unit was complete at September 30, 2014.

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

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well-positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES is also available for sale to strategic buyers.

•

Ecosphere is launching during the week of November 10th its Ecos GrowCube®, a state-of-the-art turnkey fully automated greenhouse that will use hydroponic growing techniques to maximize crop production using Ecosphere’s Ozonix® patents and thereby eliminating the use of toxic chemicals and pesticides without soil or fossil fuels.  A new Ecosphere subsidiary is seeking to raise up to $2 million in order to commence commercializing this new venture

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. However, Ecosphere cannot provide any assurance that these plans will be successful. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, Ecosphere has $2,007,500 in convertible notes payable due over the next 12 months. This consists of $50,000 that became due in September 2014, $712,500 due in February 2015, $245,000 due in March 2015 and $1,000,000 due in September 2015. See Note 6.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

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

Restricted Cash

Restricted cash as of September 30, 2014, represents a $50,050 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at September 30, 2014 and December 31, 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ecos PowerCube® completed for future sale and demonstration purposes where no binding sales contract exists and work-in-process representing water treatment equipment being manufactured and assembled for future sale. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at September 30, 2014 and December 31, 2013 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

September 30, 2014

(UNAUDITED)

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

September 30, 2014

(UNAUDITED)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2014, tax years since 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

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

For the three and nine months ended September 30, 2014, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Basic and diluted net income per share for the three and nine months ended September 30, 2013, were calculated as follows:

	For the Three Months Ended September 30, 2013		For the Nine Months Ended September 30, 2013
	Basic	Diluted	Basic	Diluted
Numerator
Net income applicable to common stock	$(2,811,685)	$(2,811,685)	$22,123,084	$22,123,084
Denominator
Weighted average common shares outstanding	163,588,214	163,588,214	163,237,401	163,237,401
Warrants and options	—	—	—	1,692,277
	163,588,214	163,588,214	163,237,401	164,929,678
Net income per share	$(0.02)	$(0.02)	$0.13	$0.13

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Nine Months Ended
	September 30,
	2014	2013
Convertible debt	22,112,138	2,706,250
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	84,345,731	58,659,372
Unvested stock grants	—	115,942
Total Anti-Dilutive Potential Common Stock	106,820,366	61,844,061

New Accounting Standards

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6% as of December 31, 2013 and September 30, 2014. Condensed unaudited summary financial information for FNES as of September 30, 2014 and for the nine months ended September 30, 2014 is as follows:

September 30, 2014
(Unaudited)
ASSETS
Cash	$226,485
Accounts receivable	37,495
Property and equipment	4,487,434
Inventory	271,355
Prepaid expenses	343,998
Intangible assets	1,770,834
Deposits	4,200

Total assets	$7,141,801

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$51,206
Accounts payable, related party	48,034
Customer deposits	265,275
Debt	1,513,657
Debt, related party	1,106,762
Members' equity	4,156,867

Total liabilities and members' equity	$7,141,801

	For the three months ended September 30, 2014	For the nine months ended September 30, 2014
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$51,730	$2,285,492
Cost of sales	25,368	1,287,985
Gross profit	26,362	997,507
Operating expenses	1,673,683	5,098,826
Operating loss	(1,647,321)	(4,101,319)
Other income	—	25,000
Net loss	(1,647,321)	(4,076,319)
Ownership interest (average)	31%	31%
Share of net loss	$(503,847)	$(1,246,849)
Total equity interest loss recorded	$(503,847)	$(1,246,849)
Investment	$13,122,590	$13,122,590

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at September 30, 2014 and December 31, 2013:

	2014	2013
Raw materials	$184,175	$178,982
Work in process	252,398	40,296
Finished goods	301,398	—
	$737,971	$219,278

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2014, and December 31, 2013:

	Estimated Useful
	Lives in Years	2014	2013
Machinery and equipment	5	$2,385,248	$2,329,731
Furniture and fixtures	5 to 7	356,183	303,026
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	524,263	469,230
Office equipment	5	620,858	608,633
		4,028,693	3,852,761
Less total accumulated depreciation		(2,311,218)	(1,995,160)
Property and equipment, net		$1,717,475	$1,857,601

The Company had additions to furniture and fixtures and office equipment relating to the build out of the mining office in Park City, UT. Depreciation expense amounted to approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2014.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

6.

NOTES PAYABLE AND OTHER DEBT

Long-term debt consists of the following at September 30, 2014, and December 31, 2013:

Convertible Notes Payable

September 30, 2014	December 31, 2013

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. As of September 30, 2014, the unamortized amount of the discount was $950,000 and accrued interest was $4,167.

$50,000	$—

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. As of September 30, 2014, the unamortized amount of the discount was $150,991 and accrued interest was $17,486.

94,009	—

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. As of September 30, 2014, the unamortized amount of the discount was $1,034,354 and accrued interest was $133,125.

665,646	11,096

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

September 30, 2014	December 31, 2013

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. As of September 30, 2014, the unamortized amount of the discount was $233,575 and accrued interest was $15,137. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes.

478,925	499,888

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

	September 30, 2014	December 31, 2013

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 (currently in default) of principal and March 2015 for $245,000 of principal. As of September 30, 2014, there was no unamortized amount of the discounts. Accrued interest at September 30, 2014 was $111,339.

	295,000	271,176

Total	1,583,580	782,160
Less Current Portion, net of discounts	(823,925)	(271,176)
Convertible notes payable, long term, net of discounts	$759,655	$510,984

A summary of convertible notes payable and the related discounts as of September 30, 2014, and December 31, 2013 is as follows:

	September 30, 2014	December 31, 2013
Principal amount of convertible notes payable	$3,952,500	$2,707,500
Unamortized discount	(2,368,920)	(1,925,340)
Convertible notes payable, net of discount	1,583,580	782,160
Less: current portion	(823,925)	(271,176)
Convertible notes payable, net of discount, less current portion	$759,655	$510,984

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $119,174 and $153,224 were outstanding at September 30, 2014, and December 31, 2013, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is non-interest bearing and payable in quarterly payments of $17,025. Accordingly, $102,150 is included as a current liability in the accompanying unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

Financing Obligations

	September 30, 2014	December 31, 2013
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$70,296	$102,321

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	48,755	54,690

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2014.	11,765	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	33,328	115,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 plus applicable taxes and fees over 36 months with a $1 purchase option at the end of the lease agreement in April 2017.	3,846	—

Total	167,990	272,011
Less Current Portion	(92,078)	(163,746)
Financing obligations, long-term portion	$75,912	$108,265

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of September 30, 2014, by fiscal year, are as follows:

For the year ended December 31,	Payment
2014	$4,472
2015	17,888
2016	17,888
2017	8,944
Total	49,192
Less implied interest	(3,354)
Capital lease obligation	45,838
Less current potion	(15,938)
Long-term portion	$29,900

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of September 30, 2014:

For the year ended December 31,	Amount
2014	$134,466
2015	3,816,655
2016	296,458
2017	19,004
2018	11,219
2019	7,700
Total debt- face value	4,285,502
Less: unamortized discount	(2,368,920)
Net debt	$1,916,582

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. During the nine month period ended September 30, 2014, upon the expiration of the warrants, the fair value decreased to zero resulting in a gain from change in fair value of derivative instruments of $1,764. The Company has no warrants with repricing options outstanding at September 30, 2014.

The following is a roll forward for the nine months ended September 30, 2014 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at December 31, 2013	$3,671
Fair value of warrants exercised or expired	(1,764)
Change in fair value included in statement of operations	(1,907)
Balance at September 30, 2014	$—

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2014, and December 31, 2013, there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control (“CoC”) event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 25,200 common shares. Accrued dividends totaled $1,070,369 and $1,053,494 on September 30, 2014, and December 31, 2013, respectively. There was no Series A Preferred Shares activity during the nine months ended September 30, 2014. Annual dividends accrue at a rate of $3,750 per share.

Series B

At September 30, 2014, and December 31, 2013, there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control event at $2,500 per share plus accrued dividends. The shares are convertible each into 876 common shares. Accrued dividends totaled $1,959,722 and $1,914,533 on September 30, 2014, and December 31, 2013, respectively. There was no Series B Preferred Shares activity during the nine months ended September 30, 2014.  Annual dividends accrue at a rate of $250 per share.

9.

COMMON STOCK

Shares issued and issuable during the nine months ended September 30, 2014 are summarized below.

Shares outstanding and issuable at December 31, 2013	164,138,402
Cashless exercise of options (a)	8,753
Total common shares outstanding at September 30, 2014	164,147,155

———————

(a)

issued upon cashless exercises of 44,546 options by a director at an exercise price of $0.229 per share based upon market prices of the Company’s common stock of $0.285 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

In August 2014, the holders of the February 2013 convertible notes (See Note 6), agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the 1,250,000 Warrants noted above to $0.115 per share.

In September 2014, the Company issued 17,391,304 five-year warrants exercisable at $0.115 per share in connection with the issuance of a convertible notes in the aggregate principal amount of $1,000,000 (see Note 6). In addition, the Company agreed to reduce the exercise price of 562,500 previously issued warrants to $0.115 and extend the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term.

Option Exercise

Cashless Exercise

In February 2014, the Company issued 8,753 shares of common stock to a director upon the cashless exercise of options to purchase 44,546 shares of common stock with an exercise price of $0.229 per share and based upon a market price of the Company’s common stock of $0.285 per share.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended September 30, 2014:

Risk-free interest rate	0.34% to 1.83%
Expected option life in years	1.50 to 5.00
Expected stock price volatility	54.97% to 70.11%
Expected dividend yield	None

Stock-based compensation expense related to options for the nine months ended September 30, 2014 was $397,878. At September 30, 2014, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $90,130. This unrecognized compensation cost is expected to be recognized over the next 15 months.

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

September 30, 2014

(UNAUDITED)

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

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants.

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members and who is also the Chief Executive Officer of ICAP Patent Brokerage. For the nine months ended September 30, 2014, the Company has incurred $187,500 pursuant to the consulting agreement.

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

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at September 30, 2014 of $44,310 relating to September 2014 services performed for FNES.

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owed on two Ozonix® EF80 units purchased in July and November 2013. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash during the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold an additional 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million. As of September 30, 2014, the Company had no accounts receivable balance in connection with the notes payable for the Ozonix® EF80 units sold to FNES in July and November 2013.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

As a result of the sale of accounts receivable the Company recognized a loss of $985,085 for the nine months ended September 30, 2014. At September 30, 2014, the Company had an accounts receivable balance of $54,787 due from FNES. The accounts receivable balance consisted of a $44,310 service fee and $10,477 in miscellaneous charges.

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

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2019. The Company has an obligation of $195,561 as of September 30, 2014, relating to this five-year lease agreement.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of September 30, 2014, the Company had an accrued balance of $83,333 which is comprised of the $150,000 obligation less $66,667 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of September 30, 2014 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(UNAUDITED)

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants.

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At September 30, 2014, accounts receivable of $95,237 was primarily comprised of three customer balances amounting to 58%, 28% and 13% of the total receivable balance. In addition those same three customers accounted for 20%, 77% and 2% of revenues, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2014. As of September 30, 2014, the Company had $538,150 in cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

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

Company Overview

Ecosphere is a U.S. technology licensing and innovative manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of 29 patented and patent pending clean water and clean energy technologies:  Technologies like Ozonix® and the Ecos PowerCube®, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

Key Recent highlights include:

•

After a long delay, Ecosphere earlier in 2014 received a United States patent on its Ecos PowerCube® and is now actively seeking to license it to governmental and commercial customers.

•

Popular Science magazine, a leading consumer publication, awarded the Ecos PowerCube® as its Best New Product of 2014 in the Green field recognizing its key environmental potential.  Popular Science reviews approximately 20,000 new products and only considers those products which it believes have present commercial viability.

•

During the week of November  10, 2014, Ecosphere launched its new Ecos GrowCube®, an innovative, state-of-the-art, turn-key, fully-automated “greenhouse” that utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint, and eliminates the need for soil, fossil fuels, pesticides and toxic chemicals.

•

The Ecos GrowCube® includes an atmospheric water generator, which eliminates the need for “city water” and all of its associated contaminants, and includes Ecosphere’s patented Ozonix® technology used to treat and recycle water, kill bacteria and increase plant yield.

•

The Ecos GrowCube® makes available to small growers commercial-grade and proprietary hydroponic growing technologies and components, which not only increase yields and shorten harvest cycles, but also produce a “pure” “higher quality” product.

•

Ecosphere has formed a new subsidiary to commercialize the Ecos GrowCube® and is seeking to raise up to $2 million from investors. The initial focus will be the cannabis market in states where local law permits the use medically and/or recreationally. This market is rapidly expanding as more states legalize cannabis use. Additionally, due to its Green technology, the Ecos GrowCube® can be used in the “farm-to-table” and organic farming movements.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

History of Product and Application Development

Since 2008, the Company has incurred in excess of $5.5 Million in developing its current line of products and industry specific applications utilizing its intellectual property.  Such costs are exclusive of amounts paid to executive officers or our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative charges. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the Oil and Gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications as follows:

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

•

Dairy (milk, butter, cheese)

•

Livestock processing (poultry, beef, hog)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Industrial

•

Automotive

•

Aerospace & defense

•

Manufacturing

•

Metals & metal finishing

•

Microelectronics

•

Pulp & paper

•

Biotechnology

•

Pharmaceutical

•

Laundry

•

Textiles

•

Lifestyle, leisure & water parks

•

Material waste management

•

Soil & groundwater remediation

•

Solar & semiconductor production

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In addition to Ozonix® and Ecos PowerCube®, we have developed an extensive portfolio of intellectual property that includes approximately 29 patents have been filed and approved in various locations around the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Our current focus is on licensing Ecosphere’s patented Ozonix® and Ecos PowerCube® technologies, although our other technologies and patents remain a viable part of our long-term technology licensing strategy.

Recent Success

Ecosphere’s patented Ozonix® technology has been commercially proven in the oil and gas hydraulic fracturing industry and is currently being used by Fidelity National Environmental Solutions (“FNES”), formerly Ecosphere Energy Services (“EES”), and its sub-licensing partners around the United States and Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 4.5 billion gallons of water for more than 1,200 oil and natural gas wells around the United States and Canada in all major shale plays including but not limited to Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in revenue.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Ecosphere and FNES have received numerous awards and accolades for its patented and proven Ozonix® water treatment solutions for the energy sector, including but not limited to:

•

2014 Popular Science Magazine – Best New Product of 2014 – Green category’s for the Ecos PowerCube®;

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

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office for the world’s largest, mobile solar-powered generator. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With solar power generation capabilities up to 15 kW, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

In November 2014, Ecosphere was recognized as a winner in the Green category of the 2014 Best of What’s New Awards from Popular Science. Each year, Popular Science reviews thousands of new innovative products and chooses the top 100 winners across 12 categories for inclusion in the annual Best of What’s New issue – the best-read issue of the year. To win, a product or technology must represent a significant step forward in its category.  Ecosphere’s patented Ecos PowerCube® solar panel array technology will be featured in this December’s special issue, on newsstands as of the date this Report is filed.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Results of Operations

Comparison of the Three Months ended September 30, 2014 with the Three Months Ended September 30, 2013

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2014	2013	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$530,550	$—	$530,550
Equipment sales and licensing, related party	—	2,268,295	(2,268,295)
Aftermarket part sales	13,708	—	13,708
Aftermarket part sales, related party	6,374	120,294	(113,920)
Total revenues	550,632	2,388,589	(1,837,957)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	338,700	1,923,064	(1,584,364)
Aftermarket part costs (exclusive of depreciation shown below)	18,624	95,950	(77,326)
Salaries and employee benefits	553,357	1,388,278	(834,921)
Administrative and selling	201,840	280,496	(78,656)
Professional fees	215,323	408,266	(192,943)
Depreciation and amortization	113,272	55,253	58,019
Research and development	29,419	(21,578)	50,997
Total costs and expenses	1,470,535	4,129,729	(2,659,376)
Loss from operations	(919,903)	(1,741,140)	821,237
Loss on investment in unconsolidated investee	(503,847)	(437,594)	(66,253)
Other income (expense)
Interest expense	(457,693)	(113,478)	(344,215)
Loss on debt extinguishment	(61,051)	—	(61,051)
Loss on sale of interest in unconsolidated investee	—	(500,000)	500,000
Change in fair value of derivative instruments	—	1,215	(1,215)
Other, net	1,249	—	1,249
Total other expense, net	(517,495)	(612,263)	94,768
Net income (loss)	(1,941,245)	(2,790,997)	849,752
Preferred stock dividends	(20,688)	(20,688)	—
Net income (loss) applicable to common stock	(1,961,933)	(2,811,685)	849,752
Net loss applicable to noncontrolling interest of consolidated subsidiary	618	—	618
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(1,961,315)	$(2,811,685)	$850,370

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.0 million during the three months ended September 30, 2014 (the "2014 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.8 million for the three months ended September 30, 2013 (the "2013 Quarter"). The drivers of the $0.9 million quarter-over-quarter change are discussed below.

Revenues

The Company generated record revenues in 2011 and 2012 as its Ozonix® technology was deployed in the Energy sector through a partnership with a then-exclusive licensee, and through its majority owned subsidiary, FNES.  In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES.  As a result of the Company's ownership in FNES declining below 50%, and the granting of managing control to FNF, the Company no longer includes the revenues of FNES in its consolidated financial statements.  The Company and FNES have recently executed agreements with licensees in Brasil and Canada that may result in increased revenues in the near to mid-term, and continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®. During the 2014 Quarter, the Company sold one Ozonix® EF10M to its Brasil licensee, Brasil Clean Energy (“BCE”).

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Quarter were $0.3 million in connection with the sale of one Ozonix® EF10M to the Company’s Brazil licensee, BCE. For the 2013 Quarter, the Company had equipment sales and licensing costs of $1.9 million in connection with the sale of one Ozonix® EF80 unit to FNES.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2014 Quarter as compared to $0.1 million for the 2013 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.8 million was primarily driven by a reduction in salaries, wages and payroll related taxes and fees of $0.5 million and lower equity-based compensation, a $0.2 million decrease for the 2014 Quarter from the 2013 Quarter.

Professional Fees

The $0.2 million decrease in professional fees for the 2014 Quarter was driven by a $0.1 million decrease in consulting fees and $0.1 million decrease in legal fees relating to the Halliburton arbitration.

Loss from Operations

Loss from operations for the 2014 Quarter was $0.9 million compared to loss from operations of $1.7 million for the 2013 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on Investment in Unconsolidated Investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Quarter, the loss on investment in unconsolidated investee was $0.5 million as compared to a loss on investment in unconsolidated investee of $0.4 million for the 2013 Quarter.

Interest Expense

Interest expense for the 2014 Quarter increased $0.3 million which was primarily due to the recent raise of $2.95 million through the sale of Convertible Notes and Warrants along with non-cash interest related charges.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2014 Quarter.

Comparison of the Nine Months ended September 30, 2014 with the Nine Months Ended September 30, 2013

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2014	2013	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$530,550	$—	$530,550
Equipment sales and licensing, related party	107,925	2,268,295	(2,160,370)
Field services	—	1,547,786	(1,547,786)
Aftermarket part sales	17,279	287,724	(270,445)
Aftermarket part sales, related party	32,698	122,521	(89,823)
Total revenues	688,452	4,226,326	(3,537,874)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	372,625	1,923,064	(1,550,439)
Field services (exclusive of depreciation shown below)	—	721,214	(721,214)
Aftermarket part costs (exclusive of depreciation shown below)	45,673	322,423	(276,750)
Salaries and employee benefits	2,294,386	3,991,622	(1,697,236)
Administrative and selling	619,600	1,012,112	(392,512)
Professional fees	938,970	1,562,786	(623,816)
Depreciation and amortization	323,253	931,504	(608,251)
Research and development	229,444	(3,373)	232,817
Restructuring charge	—	(3,170)	3,170
Loss on sale of notes	985,085	—	985,085
Total costs and expenses	5,809,036	10,458,182	(4,649,146)
Loss from operations	(5,120,584)	(6,231,856)	1,111,272
Loss on investment in unconsolidated investee	(1,246,849)	(483,598)	(763,251)
Other income (expense)
Gain on deconsolidation	—	29,474,609	(29,474,609)
Interest income	45,089	—	45,089
Interest expense	(1,370,989)	(351,707)	(1,019,282)
Change in fair value of derivative instruments	3,671	89,894	(86,223)
Loss on debt extinguishment	(61,051)	—	(61,051)
Loss on sale of interest in unconsolidated investee	—	(500,000)	500,000
Other, net	5,679	—	5,679
Total other expense, net	(1,377,601)	28,712,796	(30,090,397)
Net income (loss)	(7,745,034)	21,997,342	(29,742,376)
Preferred stock dividends	(62,064)	(62,064)	—
Net income (loss) applicable to common stock	(7,807,098)	21,935,278	(29,742,376)
Net loss applicable to noncontrolling interest of consolidated subsidiary	10,299	187,806	(177,507)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(7,796,799)	$22,123,084	$(29,919,883)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $7.8 million during the nine months ended September 30, 2014 (the "2014 Period") as compared to a net income applicable to Ecosphere Technologies, Inc. common stock of $22.1 million for the nine months ended September 30, 2013 (the "2013 Period"). The drivers of the $29.9 million change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

The Company generated record revenues in 2011 and 2012 as its Ozonix® technology was deployed in the Energy sector through a partnership with a then-exclusive licensee, and through its majority owned subsidiary, FNES.  In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES.  As a result of the Company's ownership in FNES declining below 50%, and the granting of managing control to FNF, the Company no longer includes the revenues of FNES in its consolidated financial statements. The Company's reported revenues for the 2013 Period of $4.2 million, which was primarily comprised of $1.5 million in field services from FNES business and $2.3 from the sale of one Ozonix® EF80 unit to FNES. The Company reported revenues of $0.7 million for the 2014 Period. The Company and FNES have recently executed agreements with licensees in Brasil and Canada that may result in increased revenues in the near to mid-term, and continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®. During the 2014 Period, the Company sold one Ozonix® EF10M to BCE.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Period were $0.4 million in connection with FNES’ sale of the Ozonix® EF10M to Hydrosphere Energy Solutions and the sale of one Ozonix® EF10M to BCE. For the 2013 Period, the Company had equipment sales and licensing costs of $1.9 million in connection with the sale of one Ozonix® EF80 unit to FNES.

Field Services Costs (exclusive of depreciation)

Due to the deconsolidation of FNES in May 2013, there were no field services costs for the 2014 Period as compared to $0.7 million for the 2013 Period. All field services costs are related to the services business of FNES and since deconsolidation, the Company has not incurred field services costs. Included in these costs for the 2013 period are payroll related expenses for field personnel and parts and supplies used in support of the operation of Ozonix® water treatment systems and Ecos-Frac® related products.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were $45,673 for the 2014 Period as compared to $0.3 million for the 2013 Period.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $1.7 million was primarily the result of the Company no longer reporting the costs and expenses of FNES on its Statements of Operations since it no longer consolidates FNES operations, a $0.5 million decrease in equity-based compensation and $0.5 million decrease in salaries, wages and related taxes and benefits.

Professional Fees

The $0.6 million decrease in professional fees for the 2014 Period was driven by a $0.2 million decrease in consulting fees, $0.2 million decrease in corporate legal fees and $0.1 million decrease in legal fees relating to the Halliburton arbitration.

Loss from Operations

Loss from operations for the 2014 Period was $5.1 million compared to loss from operations of $6.2 million for the 2013 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on Investment in Unconsolidated Investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Period, the loss on investment in unconsolidated investee was $1.2 million.

Interest Expense

Interest expense for the 2014 Period increased $1.4 million which was primarily due to the recent raise of $2.95 million through the sale of Convertible Notes and Warrants along with non-cash interest related charges.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2014 Period.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
Net cash used in operating activities	$(3,215,365)	$(8,570,886)
Net cash (used in) provided by investing activities	$(253,684)	$7,775,147
Net cash provided by (used in) financing activities	$3,195,935	$(233,409)

2014 Period

Operating Activities

Net cash used in operating activities was $3.2 million for the 2014 Period, compared to net cash used in operating activities of $8.6 million for the 2013 Period. For the 2014 Period, cash used in operating activities of $3.2 million resulted from the net loss applicable to Ecosphere common stock of $7.8 million and was partially offset by the Company’s loss on investment in unconsolidated investee, or FNES of $1.2 million, an accretion of discounts of Notes payable of $1.1 million and the loss on sale of notes receivable of $1.0 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES.

Investing Activities

Net cash used in investing activities of $0.3 million was primarily from additions to property and equipment $0.2 million. This included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements, furniture and fixtures and office equipment relating to the build out of the mining office in Park City, Utah. The Company also had payments of patent costs of $52,704.

Financing Activities

The Company’s net cash provided by financing activities of $3.2 million consisted primarily of proceeds from the sale of notes receivable of $2.2 million, which a portion was to a related party, as well as proceeds from the issuance of convertible notes payable and warrants of $1.2 million.

2013 Period

Operating Activities

Net cash used in operating activities was $8.6 million 2013 Period, compared to net cash provided by operating activities of $3.0 million for the nine months ended September 30, 2012. Cash used in operating activities for 2013 resulted primarily from the operating loss of $6.2 million, and $3.3 million for the build out of the two Ozonix® EF80’s, offset by noncash expenses of approximately $1.4 million. The Company also paid down its accounts payable and accrued expenses by approximately $780,000 and financed the sale of an Ozonix® EF80 to FNES in the amount of approximately $1.9 million. Exclusive of paying down our accounts payable and accrued expenses, and providing financing terms to FNES for the sale of an Ozonix® EF80, we used approximately $4.3 million in operations during the 2013 Period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Liquidity

As of October 31, 2014, Ecosphere had cash on hand of approximately $0.1 million. At both September 30, 2014 and presently Ecosphere has negative working capital. Management believes that its current plans will provide sufficient liquidity for the next 12 months if it is successful in meeting one or more of the targets listed below and generates sufficient funding. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

To provide immediate liquidity, the Company is seeking to raise up to $2 million from the sale of a minority interest in its new Ecos GrowCube® subsidiary.

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

•

In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES may be sold to strategic buyers.

However, Ecosphere cannot provide any assurance that these plans will be successful. If Ecosphere is unable to raise sufficient funds, it will be required to reduce or cease its operations.  The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, Ecosphere has $2,007,500 in convertible notes payable due over the next 12 months. This consists of $50,000 that became due in September 2014, $712,500 due in February 2015, $245,000 due in March 2015 and $1,000,000 due in September 2015.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements. Additionally, the Company- pays a non-employee director, Chief Executive Officer of ICAP, a consulting fee of $250,000 per year.

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended September 30, 2014 and during the three months ended September 30, 2013.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, our ability to raise short-term and long-term working capital, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing, the ability to find purchasers and investors for our technologies, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties and the general reluctance of businesses to utilize new technology.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash balances of approximately $0.8 million as of September 30, 2014 were held in insured depository accounts, $538,150 of which exceeded insurance limits.

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

The arbitration claim included a count alleging that Halliburton had breached a 2009 Joint Confidentiality Agreement and converted or misappropriated Ecosphere’s trade secrets related to Ecosphere’s patented advanced oxidation process of treating and recycling water used in the hydraulic fracturing of oil and natural gas wells. During the term of the Confidentiality Agreement, Halliburton offered to purchase Ecosphere but negotiations broke down and Halliburton subsequently began to advertise an advanced oxidation process of treating and recycling water for use in the hydraulic fracturing of oil and natural gas wells, and filed three) related patent applications with the U.S. Patent Office.

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

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. During the period covered by this report, except as described above, there were no material changes to any pending legal proceedings to which we are a party.

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

ECOSPHERE TECHNOLOGIES, INC.

November 14, 2014	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	5/12/14	3.1
3.2	Bylaws, as amended	10-Q	5/12/14	3.2
10.1	Securities Purchase Agreement, dated as of September 12, 2014	8-K	9/18/14	10.1
10.2	Convertible Promissory Note due September 12, 2014	8-K	9/18/14	10.2
10.3	Form of Warrant, dated as of September 12, 2014	8-K	9/18/14	10.3
10.4	Security Agreement, dated as of September 12, 2014	8-K	9/18/14	10.4
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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