Form 10-K
period 2014-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2015-04-15
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $29,200,000.

The number of shares outstanding of the registrant’s common stock, as of April 8, 2015, was 165,168,894.

PART I

ITEM 1.

BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops environmental solutions for global water, energy and industrial markets.  We help industry increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and our recently announced Ecos GrowCube™, which are available for exclusive and nonexclusive licensing opportunities across a wide range of industries and applications throughout the world.

Business Strategy

The Company’s management team executes on a business strategy that is driven by open innovation and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley. The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network,” our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental challenge,

2.

Invent new technologies and file patents,

3.

Partner with industry leaders,

4.

Commercialize and prove the technology with ongoing services paid for by customers and industry leaders,

5.

License the patented, commercialized technologies to well capitalized partners that are geographically located, and

6.

Create recurring revenues and increase shareholder value.

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (“AOP”) designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our patented Ecos PowerCube® is a mobile, solar-powered generator designed to maximize the amount of solar power that can be placed in a standard ISO shipping container footprint. In addition to the Company’s patented Ozonix® and Ecos PowerCube® technologies, the Company has recently announced the launch of the Ecos GrowCube™ technology and product line, which is the world’s most state-of-the-art, fully-automated hydroponic growing system for cultivating high-value crops.

These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on licensing its multi-patented Ozonix® and Ecos PowerCube® technologies as well as leasing and selling its Ecos GrowCube™ systems.

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

Description

The patented Ecosphere Ozonix® technology combines multiple forms of AOP’s into one broad-spectrum water treatment technology to oxidize and destroy organic matter, bacteria, biofilms, heavy metals, hydrocarbons and sulfides that are typically found in industrial wastewaters. Ozonix® eliminates the need for conventional liquid chemical biocides and scale-inhibitors that are typically required to control bacteria growth and scale deposition in a wide variety of wastewater treatment and disinfection applications. The patented Ozonix® process can also be used to produce an environmentally safe oxidant that can be used as a leaching agent or for further disinfection.

The patented Ozonix® process, in summary, saturates contaminated water with ozone (O3) and uses hydrodynamic cavitation, acoustical cavitation and electrochemical oxidation to oxidize and destroy micro-organisms. As water cycles through an Ozonix® reactor, bacteria cell walls are destroyed and contaminates are oxidized, returning clean water that is ready for use, re-use and/or final treatment for discharge applications.

Although Ecosphere has recently begun to license Ozonix® outside of the energy sector as described later in this Report, it initially was used primarily in the U.S. oil and gas business where its effectiveness and competitive advantages have been proven. See the discussion at page 11 of this Report. The energy section is licensed to Fidelity National Environmental Solutions, LLC (“FNES”), a company organized by Ecosphere, of which Ecosphere currently owns a 30.6% interest.

Awards and Accolades

Ecosphere’s numerous awards and accolades evidence the importance and quality of its multi-patented Ozonix® technology. For example:

•

Ecosphere and Fidelity National Environmental Solutions, LLC (“FNES”) were named Water Management Company of the Year in the Midcontinent Oil & Gas Awards in 2013. The Midcontinent Oil and Gas Awards is a platform for the oil and gas industry to demonstrate and celebrate the advances made in the key areas of environmental stewardship, efficiency, innovation, corporate social responsibility and health & safety.

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

•

Ecosphere was chosen by the Artemis Project for the Artemis Top 50 Water Tech listing for three consecutive years beginning in 2010. The Artemis Water Tech Review brings together an elite group of water users that are seeking new solutions. An international network of hundreds of industry experts recommends promising companies, and Artemis guides the jury through a rigorous evaluation process. From a diverse pool of hundreds of applicants, the jury scores build a listing of 50 leaders in water tech.

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

The Ozonix® technology has the potential to be applied across numerous market sectors and industries. The potential applications are numerous and some exemplary target markets and sub-markets include, but are not limited to:

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

•

Mining (Acid Mine Drainage, Metals, Minerals, Process Water Treatment, Tailing, Leachate, Lixiviation and Recovery)

•

Municipal (Municipal Drinking Water, Sewage, Storm and Drainage Water Treatment)

Intellectual Property Protection

Ecosphere is a leader in the development of emerging AOP technologies and has a portfolio of intellectual property that includes eleven (11) approved United States patents, as well as numerous foreign patents, trademarks and pending patent applications associated with the Ozonix® process. In addition to the patent protection, as with most process technologies, trade secrets and know-how are also important assets providing Ecosphere with a competitive advantage.

Ozonix® is protected by U.S. Patent Nos. 7,699,994; 7,699,988; 7,785,470; 7,943,087; 8,318,027; 8,721,898; 8,858,064; 8,936,392; 8,906,242; 8,968,577; 8,999,154; with Numerous Patents Pending.

ECOS POWERCUBE®

Description

Most recently featured by FAST COMPANY and named One of the Top 100 Innovations of 2014 by POPULAR SCIENCE; the patented Ecos PowerCube® is a mobile, solar powered generator. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10’-53' ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint and the ability to power a wide variety of technologies ranging from satellite communications and solar-powered Internet to atmospheric water generation and mobile water treatment.

With solar power generation capabilities up to approximately 15 kW on the 40’ model, the Ecos PowerCube® can be transported by land, air or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

The Ecos PowerCube® is protected by U.S. Patent No. 8,593,102.

Market Opportunities

The Company began its web based marketing campaign shortly after the U.S. patent was awarded in Q4 2013. During 2014, the first Ecos PowerCube® prototype was manufactured. The Company has met with several potential licensees since the completion of the first Ecos PowerCube® and as of the date of this report, no sales have been initiated and the Company has not entered in to a Licensing Agreement for this technology. The Ecos PowerCube®’s ability to provide off-grid micro utility needs has applicability in numerous global markets and sub markets including, but not limited to:

•

Industrial Remote Utilities

•

Off-Grid Telecommunication Base Stations / Cell Tower Support

•

Military Base stations / Remote Utilities

•

Humanitarian Relief and Emergency / Disaster Preparedness

•

Remote Habitation

•

And More (i.e. Solar Powered Wi-Fi, Survivalists & Preppers, Infrastructure & Construction, Remote Mining Camps, Temporary Entertainment Events & Venues, Off-grid Research Stations, Equipment Rental & Leasing, Portable Power Generation, etc.)

Awards and Accolades

Ecosphere’s patented Ecos PowerCube® technology was recently recognized as a winner in the 2014 Best of What's New Awards from Popular Science and named one of the Top 100 Innovations of 2014. Featured in the Green category of the December 2014 special "Best of What's New" issue.

Intellectual Property Protection

After approximately seven years under review in the United States Patent office, Ecosphere received issuance of a U.S. patent for the Ecos PowerCube® in November 2013.

The U.S. patent expires in December 2027.

This patent relates to a portable, self-sustaining solar power station.

ECOS GROWCUBE™

The Ecos GrowCube™ is a turn-key, fully-automated hydroponic greenhouse that is Made in the USA and fabricated out of aircraft-grade aluminum. An Ecos GrowCube™ utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint and eliminates the need for soil, fossil fuels, pesticides and toxic chemicals.

Market Opportunities

The Ecos GrowCube™ offers commercial and residential farmers the opportunity to grow a wide range of crops in a fully automated and controlled environment virtually anywhere in the world. It is a turn-key solution for the small to medium sized, highly focused hydroponic growers producing high-value crops. Potential market opportunities include, but are not limited to:

•

Medical marijuana cultivation in states where growing is legal under state law

•

High-value crop cultivation, such as essential oils

•

Urban farming / On-site cultivation for hotels, restaurants, universities and large personnel bases

In lieu of the complexities and “low-tech” alternative of creating a traditional grow site through, for example, renovating a warehouse or using low-end, renovated shipping containers, the Ecos GrowCube™ provides a “plug-and-play” state-of-the-art solution that provides the highest quality conditions under which the most premium plants can be cultivated.

The initial path to market for the Ecos GrowCube™ is planned unit leases and sales to licensed medical marijuana dispensaries, co-ops and medical collectives. These licensed dispensaries and collectives will grow and distribute marijuana to their members possessing state-issued medical marijuana cards. The Ecos GrowCube™ will enable licensed medical marijuana dispensaries and collectives to produce the highest quality medical-grade marijuana product and capture the greatest yield per plant in a state-of-the-art, fully automated, safe and secure growing environment. In addition to leasing Ecos GrowCube™ equipment on a monthly basis to licensed growers (or outright sales), the Company believes that growers that want to maintain their present method of growing can improve their quality and yields by hiring the Company to engineer their operations using its multi-patented Ozonix® and other proprietary technologies.

Intellectual Property Portfolio

Ecosphere has an extensive portfolio of patents and trademarks that have been filed are pending and approved in various locations around the world, including eleven (11) approved United States patents related to Ozonix®, eleven (11) United States and International Ozonix® patents pending and one (1) United States patent related to the Ecos PowerCube®. Also, to ensure the highest water quality and increase plant yield, the recently announced Ecos GrowCube™ incorporates Ecosphere’s multi-patented Ozonix® water treatment technology, which is fully patented, proven and protected by the twenty two (22) patents and patents pending listed above. Ozonix® is used to not only treat and recycle water in the Ecos GrowCube™ but to structure the water and allow better nutrient mixing for maximum respiration of nutrients to the plants.

Ecosphere’s patented technologies can be licensed through ICAP Patent Brokerage, the world's largest intellectual property brokerage firm, for specific industries and applications in the United States and throughout the world.

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

In 2009, Ecosphere formed FNES, to license its patented Ozonix® water treatment technology across the global energy sector. Since 2008, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over five (5) billion gallons of water on more than 1,200 oil and natural gas wells, protecting $5 billion worth of well assets, and generating over $70 million in revenue.

From a technical standpoint, Ecosphere has proven the Ozonix® process in the most technologically challenging treatment market sector, the oil and gas segment of the energy industry; therefore, Ecosphere believes that the technological risks faced when entering the other target sectors and industries are significantly diminished. From a business standpoint, Ecosphere has successfully created a subsidiary to target the energy industry (one of numerous target markets) and a recent transaction in 2013 valued just this one subsidiary at $50 million. It is important for shareholders to note that in 2009 when FNES was initially established and the technology was not yet commercially or technologically proven, FNF invested $7.5 million in FNES at a $37.5 million valuation to build Ozonix® equipment that is in use today.

Ecosphere’s strategy is to further leverage its multi-patented Ozonix®, Ecos PowerCube® and Ecos GrowCube™ technology portfolios via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.

Active Subsidiaries and Investments

Fidelity National Environmental Solutions, LLC or FNES

FNES, a leading water treatment provider to the energy services sector, has an exclusive field-of-use license for Ecosphere's multi-patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. FNES currently provides licensing partners and energy exploration companies with patented Ozonix® mobile wastewater treatment equipment to eliminate harmful chemicals from hydraulic fracturing operations around the United States. More recently, FNES expanded sales to Canada.

Ecosphere currently owns 30.6% of FNES and is the exclusive manufacturer of all Ozonix® related products. Its exclusive manufacturing rights expire in May 2015.

Ecosphere Mining, LLC

Ecosphere Mining, LLC is a subsidiary of Ecosphere that has been granted an exclusive field-of-use license for Ecosphere’s patented Ozonix® technology for the global hardrock mining industry. In the hardrock mining industry, Ozonix® can be used to treat ores to increase ore recovery rates and reduce the amount of cyanide or chemical lixiviant required for hydrometallurgical extraction and also mitigate environmental effects associated with conventional cyanide leaching techniques.

Ecosphere’s Ozonix® water treatment technology is a clean, cost-effective solution for reducing and reusing the residual wastewater streams produced in the mining industry – which we believe can help customers increase profitability, decrease production costs and reduce overall chemical consumption, while protecting the environment and surrounding water resources of large heritage lands.

Sea of Green Systems, Inc.

Sea of Green Systems, Inc. (“SOG”) is a newly formed subsidiary of Ecosphere Technologies Inc. that has been formed to monetize Ecosphere’s recently announced Ecos GrowCube™ technology and Ozonix® product lines. The subsidiary has received a royalty-free, global field-of-use license for the Ecos GrowCube™ as well as Ecosphere’s multi-patented Ozonix® water treatment technology and related growing technologies and automated software for all hydroponic related applications globally. Ecosphere has spent much of 2014 and 2015 to date concentrating on designing, developing and more recently, manufacturing the first Ecos GrowCube™. During this process Ecosphere has gained invaluable knowledge of being able to implement its Ozonix® process and its automation software for growers considering any size grow operation. For the licensed growers that prefer to not rent multiple Ecos GrowCube™, but use a building or warehouse, SOG can engineer their space and implement Ecosphere’s patented Ozonix® process and proprietary automation software in their operations.

The initial focus will be the legal medical and recreational marijuana markets in states where local law permits the use medically and/or recreationally.

Additionally, due to its green technology, the Ecos GrowCube™ can be used in the “farm-to-table”, urban farming and organic farming movements.

On April 14, 2015, the Company and SOG closed an initial $100,000 transaction with an investment fund (the “Fund’).  In exchange the Company issued the Fund a $100,000 12.5% convertible note due in six-months which note shall be convertible either into common stock of a publicly held entity which acquires SOG (“PubCo”) or the Company.  If SOG has been acquired PubCo as of the payment date, the note will convert into PubCo common stock at 85% of the offering price in the financing conducted by PubCo in conjunction with the acquisition of SOG; otherwise it will be convertible into the Company’s common stock at a conversion price equal to $0.115 per share.  In addition, the Fund received five-year warrants to purchase 1,000,000 shares of the Company’s common stock exercisable at $0.115 per share.  The Company is seeking to raise up to $500,000 (or an additional $400,000) on the above terms.  Although, no public company has been identified to the Company, the Fund has indicated that it is aware of a candidate.  The terms of any acquisition by PubCo are presently unknown, although it is anticipated that the Company will have control of PubCo following consummation of such transaction and the anticipated contemporaneous financing.

Description of Business Over Five Years

Over the past five years, we have concentrated on developing and improving our Ozonix® technology and the equipment through which we deliver services to oil and gas exploration companies. Our initial Ozonix® product line was called Ecos-Frac® tank. We manufactured and began testing the prototype of the Ecos-Frac® tank in the first quarter of 2009. In July 2009, we entered into a two-year Master Service Agreement with two subsidiaries of Southwestern Energy and received a work order under this Agreement for the deployment of Ecos-Frac® tanks to pre-treat water used to fracture natural gas wells in the Fayetteville Shale. Until May 2014, Southwestern Energy was a customer of FNES.

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

In March 2011, Ecosphere and FNES entered into a 20-year definitive agreement with Hydrozonix, LLC (“Hydrozonix”). That agreement granted an exclusive technology license agreement with Hydrozonix to deploy the Ozonix® technology in the United States for the on-shore oil and gas industry. Hydrozonix agreed to purchase two units per quarter over a two-year period. In the third quarter of 2011, we manufactured and delivered the initial two units and followed with an additional two units late in the fourth quarter of 2011. The bulk of our efforts in 2011 were focused on the design and manufacturing of Ozonix® EF80 units for Hydrozonix. Meanwhile, 2011 was a record year. We generated $21.1 million of revenue.

In 2012, we continued the manufacturing and delivery of Ozonix® EF80 units to Hydrozonix. FNES continued its services to its energy customers. In 2012, we generated record revenues of $31.1 million, again with the increase due to the sale of 12 Ozonix® EF80 units to Hydrozonix.

In 2013, we experienced a change in a relationship with Hydrozonix. During the first quarter as required by our agreement, we manufactured units 13 and 14. However, Hydrozonix was unable to pay for the units and in mid-April 2013, lost its exclusive license. We ultimately sold units 13 and 14 later in the year to FNES in exchange for cash and monthly payments over a three-year period. The Company has since sold the Notes Receivable for the two Ozonix® EF80 units in exchange for $2.4 million, FNES makes monthly payments to the note holders, but in January 2015, FNES entered into a forbearance agreement with the note holders which waives monthly payments through June 30, 2015. FNES will pay $15,000 per month per note payable beginning July 1, 2015 through the notes due dates. In May and July, Fidelity National Financial, Inc. [NYSE:FNF], a Fortune 500 company, increased its investment in FNES by paying Ecosphere $10 million for 20% of that subsidiary. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of Ecosphere’s global Ozonix® intellectual property portfolio. Once we fell below the 50% ownership threshold, we ceased to be the managing member. FNF also obtained an option to purchase an additional 12% for $6 million by December 31, 2013 and that option lapsed.

In June 2013, Ecosphere announced its newest product for the oil and gas hydraulic fracturing market, the Ozonix® EF10M. The Ozonix® EF10M comes as an addition to Ecosphere’s highly successful line of Ecos-Frac® mobile water treatment products that have been used to treat and recycle over five billion gallons of water for more than 1,200 oil and natural gas wells around the United States.

In November 2013, the Company sold its first Ozonix® EF10M to FNES, which was later sold to Hydrosphere Energy Solutions (“Hydrosphere”), a Canadian sub-licensee of FNES in January 2014.

In December 2013, Ecosphere announced completion of its first Ozonix® Ore Recovery Equipment system for Ecosphere Mining, LLC, a wholly-owned subsidiary of Ecosphere and a new Mobile Operations Vehicle that is designed to remain on location for extended periods of time when Ecosphere is demonstrating its Ozonix® system for customers around the United States. In November 2014, Ecosphere sold the Mobile Operations Vehicle.

Late in 2013, the United States Patent Office (“USPTO”), after seven years, issued a patent for our Ecos PowerCube®. As a result, we spent a significant portion of 2014 designing and manufacturing multiple prototypes and have begun to seek a financial or strategic partner to license the Ecos PowerCube® for numerous industries and applications globally.

In January 2014, Ecosphere announced that FNES signed an exclusive technology licensing and equipment purchase agreement with Hydrosphere, a Canadian corporation, to deploy its patented Ozonix® water treatment technology in Alberta and the Northeast part of British Columbia, Canada. Under the terms of the agreement, Hydrosphere Energy Solutions is required to purchase: one Ozonix® EF10M unit for immediate delivery, eight Ozonix® EF10 units within the first 12 months, one Ozonix® EF80 unit within the first 12 months and a minimum of two Ozonix® EF80's within 24 months following the delivery of the first purchased Ozonix® units. Hydrosphere has also agreed to pay on-going royalty payments to FNES on all water processed in the licensed territory. So long as the commitments are met, Hydrosphere shall remain the exclusive sub-licensed partner of FNES in the Alberta and Northeast British Columbia, Canada for all hydraulic fracturing applications. Hydrosphere has not met the criteria listed above to maintain its exclusivity.

In July 2014, Ecosphere announced an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy ("BCE"), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the food and beverage industry in Brazil. Under the terms of the agreement, BCE is required to purchase a minimum of $5 million worth of Ozonix® equipment during the next two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. In September 2014, the Company completed manufacturing, testing and delivery of BCE's first piece of equipment, an Ozonix® EF10M mobile water treatment system capable of treating approximately 420 gallons-per-minute in a 10x12 footprint.

In November 2014, Ecosphere formed SOG to begin to execute on its monetization strategy for the recently announced Ecos GrowCube™ technology and product line. The subsidiary has received a royalty-free, global field of use license for the Ecos GrowCube™ as well as Ecosphere’s multi-patented Ozonix® water treatment technology for all hydroponic related applications globally. SOG will immediately deploy its GrowCube™ technology into the legal, medical marijuana industry by leasing and selling GrowCube™ units to licensed medical marijuana growers in legalized states. It should be noted that SOG will strictly sell and lease state-of-the-art hydroponic growing systems to growers; it will not partake in any part of the growing process and or take ownership positions in customers’ crops.

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the landfill leachate and marine port & terminal fields-of-use. Under the terms of the license agreement, USH20 was required to pay Ecosphere an upfront technology licensing fee in addition to ongoing royalty payments on all Ozonix® related gross revenue for the life of the patents.

In April 2015, Ecosphere announced the recent receipt of a $650,000 purchase order for an Ozonix® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, to be used for industrial wastewater treatment applications in Malaysia. Kualiti Alam SDN BHD paid Ecosphere a deposit for the Ozonix® EF10M water treatment system and manufacturing has begun at Ecosphere's Corporate Headquarters in Stuart, Florida USA. Under the terms of the equipment purchase agreement, the Ozonix® EF10M water treatment system is scheduled to be delivered in July 2015.

In April 2015, Ecosphere received approval from the USPTO for patent no. 8,999,154. This patent teaches a method for Ecosphere’s patented Ozonix® water treatment technology to increase and maintain desired oxygen levels in the C-44 Canal (St. Lucie Canal) that feeds the St. Lucie Estuary and Indian River Lagoon. The contaminated water is introduced into the St. Lucie Canal from the polluted waters of Lake Okeechobee. The St. Lucie Estuary and Indian River Lagoon are one of the most bio diverse ecosystems in North America, with more than 4,000 plant and animal species, including 36 endangered and threatened species.

Sales and Marketing

We rely on our officers and employees for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and search engine optimization marketing programs as well as inbound marketing techniques to bring potential customers to our website to learn about our unique technologies and product offerings. We have developed a marketing and communications strategy with our creative advertising agency to market our patented technologies. Current marketing opportunities include attendance at key trade shows and presentations to industry groups as appropriate. Ecosphere also employs ICAP Patent Brokerage, the world’s largest intellectual property firm, as its exclusive intellectual property brokerage firm. ICAP Patent Brokerage is responsible with helping the Company identify and manage prospective licensing partners throughout the world. A director of Ecosphere is the President of ICAP Patent. In 2013, Ecosphere engaged The Blueshirt Group to serve as its integrated investor and public relations firm. As part of its corporate communication services, this firm provides Ecosphere with business and press coverage, which helps promote Ecosphere's patented technologies and innovative solutions.

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

Research and Development

During the year ended December 31, 2014, Ecosphere spent approximately $241,000 on research and development.

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

Employees

At April 1, 2015 we had 29 total employees. This does not include FNES employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationships with our employees are good.

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

Ecosphere leases offices in Park City, UT, comprising approximately 2,172 square feet of space which will be our administrative offices for Ecosphere Mining, LLC. The aggregate monthly rent for 2015, 2016, 2017 and 2018 is $3,682, $3,792, $3,906 and $4,024, respectively.

ITEM 3.

LEGAL PROCEEDINGS.

The Company received a ruling on August 8, 2014 after the close of market regarding its arbitration proceeding filed with the American Arbitration Association in February 2013 against Halliburton Energy Services, Inc. (“Halliburton”).

The arbitration claim included a count alleging that Halliburton had breached a 2009 Joint Confidentiality Agreement and converted or misappropriated Ecosphere’s trade secrets related to Ecosphere’s patented advanced oxidation process of treating and recycling water used in the hydraulic fracturing of oil and natural gas wells. During the term of the Confidentiality Agreement, Halliburton offered to purchase Ecosphere, but negotiations broke down and Halliburton subsequently began to advertise an advanced oxidation process of treating and recycling water for use in the hydraulic fracturing of oil and natural gas wells, and filed three related patent applications with the U.S. Patent Office.

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

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

Our stock trades on the Bulletin Board, under the symbol “ESPH.” The last reported sale price of our common stock as reported by the Bulletin Board on April 8, 2015 was $0.135. As of that date, we had approximately 1,303 record holders of our common stock and we believe that there are substantially more beneficial owners than record holders.

The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions.

		Prices
Year	Period Ended	High	Low

2014	December 31	$0.19	$0.08
	September 30	$0.18	$0.07
	June 30	$0.22	$0.15
	March 31	$0.30	$0.19

2013	December 31	$0.33	$0.22
	September 30	$0.35	$0.21
	June 30	$0.44	$0.12
	March 31	$0.50	$0.34

Dividend Policy

In June 2013, we issued a 5% stock dividend. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share, and our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Dividends payable on Series A preferred stock have preference over Series B dividends and any dividends declared on our common stock. Dividends payable on Series B preferred stock have preference over any dividends declared on our common stock. The dividends on our outstanding preferred are cumulative and we have not been in default by failing to pay these dividends.

We do not plan to pay additional dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Earnings, if any, will be retained to finance our growth.

Recent Sales of Unregistered Securities

None.

ITEM 6.

SELECTED FINANCIAL DATA.

None.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion should be read in conjunction with the other sections contained herein, including the risk factors and the consolidated financial statements and the related exhibits contained herein. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing as well as other matters over which we have no control. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth herein. See “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Company Overview

Ecosphere is a U.S. technology licensing and innovative manufacturing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent pending clean water and clean energy technologies:  technologies like Ozonix®,Ecos PowerCube® and Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

Key Recent highlights include:

•

In 2014, Ecosphere received a United States patent on its Ecos PowerCube® solar panel array technology. Ecosphere completed extensive design engineering and began the manufacturing of its first Ecos PowerCube® system in 2014 and is now actively seeking to license it to government contractors and commercial customers around the world.

•

Ecosphere’s patented Ecos PowerCube® technology was recognized as a winner in the 2014 Best of What's New Awards from Popular Science and named One of the Top 100 Innovations of 2014. Featured in the Green Category of the December 2014 special "Best of What's New" issue, Popular Science reviews approximately 20,000 new products and only considers those products which it believes have present commercial viability.

•

In November 2014, Ecosphere announced the launch of its Ecos GrowCube™ technology, an innovative, state-of-the-art, fully-automated growing system that utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint. The Ecos GrowCube™ incorporates Ecosphere’s patented Ozonix® water treatment technology and eliminates the need for soil, fossil fuels, pesticides and toxic chemicals. The Company anticipates the completion of the first Ecos GrowCube™ next week which is to be used for demonstrations in the coming months and to begin SOG operations.

•

Ecosphere has formed a new subsidiary, SOG to commercialize the Ecos GrowCube™. The initial focus will be the legal medical marijuana market in states where local law permits the use medically and/or recreationally. This market is rapidly expanding as more states legalize marijuana use. Additionally, due to its Green technology, the Ecos GrowCube™ can be used in the “farm-to-table”, urban farming and organic farming movements.

•

With the assistance of the Fund that recently invested $100,000, the Company’s plan is to spin off SOG as another public company that will be owned controlled by Pubco.

•

In July 2014, Ecosphere announced an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy ("BCE"), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the Food and Beverage industry in Brazil. Under the terms of the agreement, BCE is required to purchase a minimum of $5 million worth of Ozonix® equipment during the next two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. In September 2014, the Company completed manufacturing, testing and acceptance of BCE's first piece of equipment, an Ozonix® EF10M mobile water treatment system capable of treating approximately 420 gallons-per-minute in a 10x12 footprint.

•

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. Under the terms of the license agreement, USH20 was required to pay Ecosphere an upfront technology licensing fee in addition to ongoing royalty payments on all Ozonix® related gross revenue for the life of the patents.

•

In April 2015, Ecosphere announced the recent receipt of a purchase order for an Ozonix® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, for industrial wastewater treatment applications in Malaysia. Kualiti Alam SDN BHD made a deposit toward the purchase of the Ozonix® EF10M water treatment system and manufacturing has begun at Ecosphere’s Corporate Headquarters in Stuart, Florida USA. Under the terms of the equipment purchase agreement, the Ozonix® EF10M water treatment system is scheduled to be delivered in July 2015.

Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere’s patents and patents pending are reflected in its unaudited consolidated balance sheet based on the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take into account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20-year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry-specific partners.

History of Product and Application Development

Since 2008, the Company has incurred in excess of $5.5 million in developing its current line of products and industry specific applications utilizing its intellectual property.  Such costs are exclusive of amounts paid to executive officers or our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative tasks. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the oil and gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications as follows:

Business Model

The Company’s management team executes on a business strategy that is driven by open innovation and innovative manufacturing. “Open Innovation” is a concept that was developed by Dr. Henry Chesbrough, the Executive Director of the Center for Open Innovation at the Haas School of Business at the University of California, Berkeley. The Open Innovation concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network,” our product development lifecycle that can be characterized by the following six stages:

1.

Identify a major environmental challenge,

2.

Invent new technologies and file patents,

3.

Partner with industry leaders,

4.

Commercialize and prove the technology with ongoing services paid for by customers and industry leaders,

5.

License the patented, commercialized technologies to well capitalized partners that are geographically located, and

6.

Create recurring revenues and increase shareholder value.

———————

1 “Number of Legal Medical Marijuana Patients (as of October 27, 2014),” ProCon.org.  See, Liquor Control Board Could Allow More Pot Growing in Washington,” KVEW TV, October 17, 2014.  See, http://medicalmarijuana.procon.org/view.resource.php?resourceID=005889.

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix® technology is a revolutionary, high volume, AOP designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our Ecos PowerCube® is the world’s largest, mobile patented solar-powered generator. In addition to the Company’s patented Ozonix® and Ecos PowerCube® technologies, the Company has recently announced the launch of the Ecos GrowCube™ technology and product line, which is the world’s most state-of-the-art, fully-automated hydroponic growing system for cultivating high-value crops.

As a result, the Company has developed an extensive portfolio of intellectual property that includes more than 35 patented and patent-pending technologies that are available for exclusive and nonexclusive licensing opportunities throughout the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on licensing its multi-patented Ozonix® and Ecos PowerCube® technologies, as well as leasing and selling its Ecos GrowCube™ systems.

Recent Success

Ecosphere’s patented Ozonix® technology has been commercially proven in the oil and gas hydraulic fracturing industry and is currently being used by FNES and its sub-licensing partners around the United States and Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 5 billion gallons of water for more than 1,200 oil and natural gas wells around the United States and Canada in all major shale plays including, but not limited to, Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in revenue.

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

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed multiple exclusive and nonexclusive technology licensing and equipment purchase agreements with customers in diverse industries from around the world, discussed above.

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

Royalties

Revenue from technology licensing royalties will be recorded if and as the royalties are earned. No royalty revenue has been earned to date.

The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs in cost of revenues.

Stock-Based Compensation

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

Results of Operations

Comparison of the Year ended December 31, 2014 with the Year ended December 31, 2013

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	Change
Revenues
Equipment sales and licensing	$530,550	$—	$530,550
Equipment sales and licensing, related party	524,525	4,759,478	(4,234,953)
Field services	—	1,547,786	(1,547,786)
Aftermarket part sales	24,549	287,724	(263,175)
Aftermarket part sales, related party	40,255	124,827	(84,572)
Total revenues	1,119,879	6,719,815	(5,599,936)
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	813,005	4,059,136	(3,246,131)
Field services costs (exclusive of depreciation shown below)	—	721,214	(721,214)
Aftermarket part costs (exclusive of depreciation shown below)	56,486	304,758	(248,272)
Salaries and employee benefits	3,233,352	5,544,387	(2,311,035)
Administrative and selling	524,675	1,342,463	(817,788)
Professional fees	1,045,492	2,149,568	(1,104,076)
Depreciation and amortization	429,599	1,018,146	(588,547)
Research and development	241,192	(3,403)	244,595
Loss on sale of notes receivable	985,085	—	985,085
Total costs and expenses	7,758,485	15,136,269	(7,377,784)
Loss from operations	(6,638,606)	(8,416,454)	1,777,848
Loss on investment in unconsolidated investee	(1,701,140)	(927,161)	(773,979)
Other income (expense)
Gain on deconsolidation	—	29,474,609	(29,474,609)
Interest income	45,089	—	45,089
Interest expense	(2,225,386)	(455,237)	(2,224,931)
Restructuring charge reversal	—	3,170	(3,170)
Loss on sale/disposal of fixed assets, net	(98,043)	—	(98,043)
Other income (expense), net	(1,274)	—	(1,274)
Loss on sale of interest in unconsolidated investee	—	(600,000)	600,000
Loss on debt extinguishment	(880,774)	—	(880,774)
Change in fair value of derivative instruments	3,671	90,531	(86,860)
Total other income (expense), net	(3,156,717)	28,513,073	(31,669,790)
Net income (loss)	(11,496,463)	19,169,458	(30,665,921)
Preferred stock dividends	(82,752)	(82,752)	—
Net income (loss) applicable to common stock before allocation to non-controlling interest	(11,579,215)	19,086,706	(30,665,921)
Net loss applicable to noncontrolling interest of consolidated subsidiary	13,117	187,806	(174,689)
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(11,566,098)	$19,274,512	$(30,840,610)

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

The Company reported net loss applicable to Ecosphere common stock on $11.6 million during the year ended December 31, 2014 (the “2014” Period) as compared to net income applicable to Ecosphere common stock of $19.3 million during the year ended December 31, 2013 (the "2013 Period"). The driver of the variance of $30.8 million is discussed below.

Revenues

The Company generated record revenues in 2011 and 2012 as its Ozonix® technology was deployed in the Energy sector through a partnership with a then-exclusive licensee, and through its majority owned subsidiary, FNES.  In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES.  As a result of the Company's ownership in FNES declining below 50%, and the granting of managing control to FNF, the Company no longer includes the revenues of FNES in its consolidated financial statements. The Company's reported revenues for the 2013 Period of $6.7 million, which was primarily comprised of $1.5 million in field services from FNES business and $4.8 from the sale of two Ozonix® EF80 units to FNES. The Company reported revenues of $1.1 million for the 2014 Period. The Company has recently executed an agreement with a licensee in Brazil and FNES has executed an agreement with a licensee in Canada. The agreements with the two licensees may result in increased revenues in the near to mid-term, and the Company continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®. During the 2014 Period, the Company sold two Ozonix® EF10M units one to BCE and one to FNES.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Period were $0.8 million in connection with the sale of an Ozonix® EF10M unit to FNES which was subsequently resold and the sale of one Ozonix® EF10M to BCE. For the 2013 Period, the Company had equipment sales and licensing costs of $4.0 million in connection with the sale of two Ozonix® EF80 units to FNES.

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

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were $56,486 for the 2014 Period as compared to $0.3 million for the 2013 Period.

Salaries and Employee Benefits

For the 2014 Period, salaries and employee benefits amounted to $3.2 million. The decrease in salaries and employee benefits of $2.3 million was primarily the result of a $0.5 million decrease in equity-based compensation and $1.6 million decrease in salaries, wages and related taxes and benefits and also the Company no longer reporting the costs and expenses of FNES on its Statements of Operations since it no longer consolidates FNES operations.

Professional Fees

For the 2014 Period, professional fees amounted to $1.0 million. The $1.1 million decrease in professional fees for the 2014 Period was driven by a $0.5 million decrease in consulting fees, $0.2 million decrease in corporate legal fees and $0.2 million decrease in legal fees relating to the Halliburton arbitration.

Loss on Sale of Notes Receivable

For the 2014 Period, the Company had a loss on sale of notes receivable of approximately $1.0 million in connection with the sale of the two Ozonix® EF80 notes receivable. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash during the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold the remaining 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million. The buyer of 50% of the $0.6 million note receivable sold in June 2014 is an employee of the Company. As of December 31, 2014, the Company had no accounts receivable balance in connection with the notes payable for the Ozonix® EF80 units sold to FNES in July and November 2013.

Income (Loss) From Operations

Loss from operations 2014 Period was $6.6 million compared to loss of $8.4 million for the 2013 Period. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Loss on Investment in Unconsolidated Investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. During the 2014 Period, the loss on investment in unconsolidated investee was $1.7 million as compared to a loss of $0.9 million for the 2013 Period.

Loss on Sale/Disposal of Fixed Assets, Net

In November 2014, the Company sold a mobile operations vehicle that had been part of its fixed assets since 2013. The net book value of such unit was written off and the Company recognized a loss of $0.1 million on the transaction.

Interest Expense

Interest expense for the 2014 Period increased $2.2 million which was primarily due to the recent raise of $3.45 million through the sale of Convertible Notes and Warrants along with non-cash interest related charges.

Net Loss Applicable to Noncontrolling Interest of Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2014 Period. Net loss applicable to noncontrolling interest for the 2013 Period was approximately $0.2 million in our then majority-owned consolidated subsidiary, FNES, prior to deconsolidation.

Net (Loss) Income Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere was $11.6 million for the 2014 Period as compared to a net income applicable to common stock of $19.3 million for the 2013 Period. Basic and diluted net loss per common share was $0.07 for the year ended December 31, 2014 as compared to a basic and diluted net income per common share was $0.12 for the year ended December 31, 2013. The weighted average number of shares outstanding was 164,294,045 and 163,054,587 for the years ended December 31, 2014 and 2013, respectively. Fully diluted weighted average shares outstanding were 164,294,045 and 164,415,781 for the years ended December 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flow is as follows:

	For the Year Ended December 31,
	2014	2013

Net cash used in operating activities	(4,550,454)	(10,264,309)
Net cash (used in) provided by investing activities	(102,988)	7,390,106
Net cash provided by financing activities	3,625,591	1,468,943

Cash Flows from Operating Activities:

The Company’s net cash used in operating activities was $4.6 million during the 2014 Period compared to cash used in operating activities of $10.3 million during the 2013 Period, respectively.

2014 Period

Net cash used in operating activities was $4.6 million for the year ended December 31, 2014. Cash used in operating activities for 2014 resulted primarily from the net loss applicable to Ecosphere Technologies, Inc. common stock of $11.5 million which was partially offset by (i) $3.2 million in non-cash expenses, (ii) $1.7 million in connection with the Company’s ownership interest share of FNES’ net loss, (iii) $1.0 million in connection with the loss on sale of the Company’s notes receivable for the Ozonix® EF80 units and (iv) $0.7 in stock-based compensation expense.

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

Cash Flows from Investing Activities:

The Company’s net cash used in investing activities was $0.1 million during the 2014 Period compared to net cash provided by investing activities was $7.4 million during the 2013 Period, respectively.

2014 Period

Net cash used in investing activities of $0.1 million was primarily from addition to property and equipment of $0.2 million and payment of patent costs of $0.1 million. The additions to property and equipment included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013, which was later sold in the fourth quarter of 2014 resulting in proceeds to the Company of $160,000.

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

Cash Flows from Financing Activities:

The Company’s net cash provided by financing activities was $3.6 million in the 2014 Period compared to net cashed provided by financing activities of $1.5 million in the 2013 Period.

2014 Period

The Company’s net cash provided by financing activities of $3.6 million consisted primarily of proceeds from the sale of notes receivable of $2.2 million, which a portion was to a related party, as well as proceeds from the issuance of convertible notes payable and warrants of $1.7 million.

2013 Period

The Company’s net cash provided by financing activities consisted primarily of the repayment of $1.1 million in notes payable and other financing obligations, offset by $0.2 million of proceeds from the exercise of warrants. Also, the Company had proceeds from issuance of convertible notes payable and warrants of approximately $2.4 million, net of debt issuance costs.

Liquidity

As of April 8, 2015, Ecosphere had cash on hand of approximately $0.1 million. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES is also available for sale to strategic buyers.

•

In November 2014, Ecosphere launched its Ecos GrowCube™, a state-of-the-art turnkey fully automated greenhouse that will use hydroponic growing techniques to maximize crop production using Ecosphere’s Ozonix® patents and thereby eliminating the use of toxic chemicals and pesticides without soil or fossil fuels.

•

On April 14, 2015, the Company and SOG closed an initial $100,000 transaction as part of its plan to spin off SOG. The Company is seeking to raise an additional $400,000 on similar terms and conditions. See page 8 of this Report. Further, as part of the Company’s plan in conjunction with PubCo’s acquisition of control of SOG, SOG would raise a minimum $2 million dollars in gross proceeds. Although, only $250,000 will be paid directly to the Company for the sale of the initial Ecos GrowCube™, some of the Company’s current overhead will be assumed by SOG.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in April 2015 (proceeds of three month note received in January 2015) and $4,885,000 in convertible notes payable due over the next 12 months. This consists of $645,000 due in August 2015, $1,500,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $295,000 due in March 2016.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 22 to the consolidated financial statements contained herein.

Research and Development

Research and development costs were $0.2 million for the year ended December 31, 2014 and de minimis during the year ended December 31, 2013.

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

Risk Factors Relating to Our Company

Our ability to continue as going concern is in doubt absent obtaining adequate new debt or equity financing and achieving sufficient sales levels.

We incurred a net loss of approximately $11.6 million in 2014. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing and selling interests in our subsidiaries and intellectual property. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses.

Because we do not generate positive cash flow from operations, we will be required to engage in a future financing.

We continue to seek working capital from a variety of sources including licensing of our intellectual property, sale and leasing of equipment using our patented technology and other intellectual property, and seeking additional financing primarily through the issuance of notes and warrants. We also are seeking to sell minority interests in our subsidiaries. Because licensing and the related sale of equipment usually have a long sales cycle, we expect to meet most of our short-term working capital through the sale of securities.

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

Because we have substantial debt due beginning in August 2015, we must find a liquidity event or extend most or all of our debt in order to remain operational.

We have $4,885,000 of convertible debt coming due from August through March 2016. We do not have the present ability to pay this debt when it comes due. If we are unable to raise the funds from the sale and licensing of our intellectual property or extend the debt, we may not remain operational.

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

In providing services to oil and gas drilling companies, FNES competes with oil and gas service companies and the various chemical companies. Service companies actually use the chemicals supplied by chemical companies in the drilling process. Oil and gas exploration companies rely heavily on the service companies for many aspects of the drilling and fracking process, and FNES has limited market share. These competitors are substantially larger than FNES and have substantially more resources. If FNES is not able to expand its service business, it may adversely affect our future results of operations and financial condition.

If the current price of natural gas or oil decreases, energy companies may reduce their drilling operations in shale deposits, which could adversely affect the attractiveness of our Ecosphere Ozonix® business in the oil and gas industry.

The development of new horizontal drilling techniques and the discovery of unconventional oil and gas in new shale areas throughout the U.S. and world market have opened up an enormous opportunity for our Ozonix® technology to replace traditional chemicals used to kill bacteria in waters used for hydraulic fracturing. These fracturing operations rely on enormous supplies of clean water to be pumped downhole to break the rock that holds the oil and gas. Much of the water used in drilling oil and natural gas wells and the resulting water that flows back needs to be treated and creates an opportunity for our Ecosphere Ozonix® technology. Horizontal drilling in shale areas is very expensive; however, if prices for natural gas and oil are sufficiently high this expense can be justified.  Over the last several years’ natural gas and oil prices have been low which has adversely affected FNES’ business.

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

Discovery of our working capital;

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

As of April 8, 2015, we had approximately 165 million shares of our common stock outstanding, 47.2 million shares underlying warrants, 37.6 million shares underlying outstanding convertible notes and 54.4 million shares underlying stock options. If the holders of the securities described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock.

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

Our officers and directors own approximately 1.7 million shares of our common stock or approximately 1.1% of the shares actually outstanding. By including shares of common stock which are issuable upon exercise of outstanding vested options held by them, they beneficially own approximately 17 million shares or 9.5%. If all of our equity equivalents outstanding as of April 8, 2015 were exercised, we would have approximately 286 million shares outstanding (our Chief Executive Officer agreed to defer the exercise of 18.9 million which is not included). For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

Because of our capital structure, we may be required to provide preferences to investors until such time as we are able to increase our authorized common stock which may adversely affect holders of our common stock.

As of April 9, 2015, we had issued 165 million shares of common stock and reserved 139.5 million for issuance upon exercise and conversion of our derivative securities which does not include 18.9 million shares underlying options that our Chief Executive Officer agreed to postpone exercise until such time as we increased our authorized capital. Our current authorized common stock is 300 million shares. Because of our need to raise capital, we may have to issue preferred stock with special rights and preferences which may adversely affect our common stockholders. Since our officers and directors only own 18.1% of our common stock, we may face obstacles in obtaining shareholder approval in increasing our authorized common stock.

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

As of March 2015, we had approximately 165 million shares of common stock outstanding of which our directors and executive officers own approximately 1.7 million shares which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See pages beginning at F-1.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. In making this assessment, our management used the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as issued in 2013.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective based on that criteria.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to directors and executive officers of Ecosphere:

Name	Age	Positions with Ecosphere
Directors:
Dennis McGuire	64	Chairman of the Board
Dean Becker	60	Director
Michael Donn, Sr.	66	Director
Jimmac Lofton	57	Director
Charles Vinick	67	Director
David Brooks	44	Director

Executive Officers:
Dennis McGuire	64	Chief Executive Officer and Chief Technology Officer
Michael Donn, Sr.	66	Chief Operating Officer
David Brooks	44	Chief Financial Officer
Jacqueline McGuire	51	Senior Vice President of Administration and Secretary

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

Jimmac Lofton was appointed a director in March 2012. From March 2008 until December 2011, Mr. Lofton was the Director of Investor Relations and Business Development for Evergreen Energy Inc., a clean energy technology company. Since January 2012, Mr. Lofton has been a consultant with Stanhill Capital, a London-based Merchant Bank specializing in the natural resource sector. From May 2012 until December 2013, Mr. Lofton primarily provided services to New West Capital of Sedalia, Colorado focusing on the mining industry and water resources. Mr. Lofton served as an officer and employee of Ecosphere Mining, LLC from February 2014 through May 2014. Mr. Lofton was selected as a director for his experience in the clean energy industry and his knowledge of public company financial matters.

Charles Vinick has served as a director since August 2006. From January 18, 2011 until January 8, 2013, Mr. Vinick served as Chief Executive Officer. Mr. Vinick was a consultant to Ecosphere since he resigned as Chief Executive Officer for one-year. Prior to becoming Chief Executive Officer, Mr. Vinick was Executive Chairman effective August 1, 2010. From December 22, 2009 until January 8, 2013, Mr. Vinick served as the Chairman of the Board. Mr. Vinick is currently the Chief Executive Officer of Aquantis, Inc., an ocean current energy development company. Until December 2010, Mr. Vinick served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpentaria, California. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. Mr. Vinick has previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau. Mr. Vinick was selected as a director due to his knowledge of, and commitment to, the environmental mission of Ecosphere, his understanding of the business applications for the Ecosphere technology, and his business experience and judgment. Mr. Vinick was also selected due to his 25 years of experience in global water quality and policy issues.

Executive Officers

See above for Messrs. McGuire’s, Brooks’ and Donn’s biography.

Jacqueline McGuire has been our Senior Vice President of Administration and Corporate Secretary since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chairman of the Board and Chief Executive Officer, were two of our founders.

With the exception of Michael Donn, Sr., Dennis McGuire and Jacqueline McGuire as disclosed above, there are no family relationships between any of our directors and/or executive officers

Key Employee

Two of Dennis and Jacqueline McGuire’s children, Dennis and Corey McGuire, have been employed by Ecosphere since 2009 and 2010, respectively. Dennis McGuire, Jr. is Ecosphere’s Director of Manufacturing and Corey McGuire is Ecosphere’s Director of Marketing.

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

ITEM 11.

EXECUTIVE COMPENSATION.

Summary Compensation Table for 2014

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

					Non-Equity	All
Name and Principal				Option	Incentive Plan	Other
Position	Year	Salary	Bonus	Awards	Compensation	Compensation	Total
(a)	(b)	($)(c)(1)	($)(d)(2)	($)(f)(3)(4)	($)(g)(5)	($)(i)(6)	($)(j)

Dennis McGuire	2014	450,000	—	—	—	31,660	481,660
Chief Executive Officer	2013	450,000	494,874	844,507	305,126	31,612	2,126,119

Michael Donn, Sr.	2014	175,000	—	201,263	—	6,112	382,375
Chief Operating Officer	2013	175,000	33,000	—	—	7,061	215,061

Jacqueline McGuire	2014	112,200	—	145,058	—	3,918	261,176
Senior VP of Administration and Corporate Secretary	2013	112,200	27,500	—	—	4,763	144,463

———————

(1)

This column represents salaries paid and accrued salaries that will be paid when the Company has the cash available. For Mr. McGuire, salary paid of $390,725 and accrued salary of $59,275.  For Mr. Donn, salary paid of $152,789 and accrued salary of $22,211. For Mrs. McGuire, salary paid of $97,959 and accrued salary of $14,241.

(2)

The amount in the bonus column represents cash bonuses.

(3)

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

(4)

See the section entitled Named Executive Officer Compensation Arrangements below for a description of these option grants.

(5)

Represents cash payments for commissions paid. Refer to “Named Executive Officer Compensation Arrangements” below for a description of these commissions.

(6)

For Mr. McGuire, the amounts in this column represent 401(K) contributions and life insurance premiums paid by Ecosphere for life insurance that is for the benefit of Mr. McGuire’s beneficiaries.  For Mr. Donn and Mrs. McGuire, the amounts in this column represent 401(K) contributions.

Named Executive Officer Compensation Arrangements

Described below are the compensation packages our Board approved for our Named Executive Officers and management. The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Dennis McGuire

In December 2012, our Board approved a compensation arrangement for Mr. McGuire. In April 2013, Mr. McGuire signed an Employment Agreement and a Royalty Agreement. See the section titled “Certain Relationships and Related Transactions, and Direct Independence” below for a description of the Royalty Agreement. Under the Employment Agreement, Mr. McGuire receives a base salary of $450,000 per year. He was also granted 6,300,000 five-year stock options, exercisable at $0.34 per share with one-third vesting upon his acceptance of the grant and the balance in equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date.  As of January 1, 2015, all of these options had vested.

Michael Donn, Sr.

Prior to receiving a renewed agreement described below, Michael R. Donn, Sr., the Company’s Chief Operating Officer received an annual salary of $175,000.

On December 1, 2014, the Company entered into employment renewal agreement with Mr. Donn.  The two-year agreement provides for: (i) an annual salary of $192,500 effective January 1, 2015, (ii) 2,591,438 five-year stock options exercisable at $0.17 per share, with 25% vesting immediately and the remainder vesting semi-annually in four approximately equal increments over a two-year period, subject to continued employment on each applicable vesting date, and (iii) a discretionary performance-based annual bonus with terms to be set by the Company’s Compensation Committee.

Jacqueline McGuire

Prior to receiving a renewed agreement described below, Jacqueline McGuire, the Company’s Senior Vice President of Administration and Corporate Secretary, received an annual salary of $112,200.

On December 1, 2014, the Company entered into employment renewal agreement with Jacqueline McGuire, the Company’s Senior Vice President of Administration and Corporate Secretary.  The two-year agreement provides for: (i) an annual salary of $123,500 effective January 1, 2015, (ii) 1,867,746 five-year stock options exercisable at $0.17 per share, with 25% vesting immediately and the remainder vesting semi-annually in four approximately equal increments over a two-year period, subject to continued employment on each applicable vesting date, and (iii) a discretionary performance-based annual bonus with terms to be set by the Company’s Compensation Committee.

Key Employee

Dennis McGuire, Jr.

Dennis McGuire, Jr. is Ecosphere's Director of Manufacturing where he supervises 14 employees, supervised the successful manufacturing and completion of 43 Ozonix® units and the first Ecos PowerCube® and is currently manufacturing the first Ecos GrowCube™. Mr. McGuire’s responsibilities are to continually improve the manufacturing process and the Company’s fabrication capabilities. In 2014, Mr. McGuire, Jr. received compensation consisting of base salary of $141,923. This compensation arrangement was approved by Ecosphere’s Board of Directors.

Corey McGuire

Corey McGuire has been Ecosphere’s Director of Marketing since 2010. Mr. McGuire works closely with Senior Management and manages all of the Company’s marketing, advertising, branding, communication and public relation activities. In 2014, Mr. McGuire received compensation consisting of base salary of $96,039. This compensation arrangement was approved by Ecosphere’s Board of Directors.

Insurance Benefits

Ecosphere pays a portion of the premiums on a $5 million term life insurance policy owned by Mr. Dennis McGuire, Sr. with the beneficiaries selected by Mr. McGuire.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Potential Payments upon Termination

Except for Mr. McGuire, our executive officers are not subject to any employment agreements which provide for any termination payments. Under his Employment Agreement, Mr. McGuire is entitled to severance payments if his employment is terminated upon death, disability, for Good Reason and upon a Change of Control of Ecosphere.

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

Outstanding Equity Awards at 2014 Fiscal Year-End

Listed below is information with respect to unexercised options for each Named Executive Officer as of December 31, 2014:

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
	Exercisable	Unexercisable	($)	Date
Name (a)	(b)	(c)	(e)	(f)

Dennis McGuire	6,300,000 (1)	—	0.96	4/21/15
	9,450,000 (1)	—	0.46	1/3/16
	4,200,000	2,100,000 (2)	0.34	4/25/18

Michael Donn, Sr.	525,000	—	0.46	12/23/15
	472,500	—	0.46	12/23/15
	157,500	—	0.42	1/2/2017
	647,860	1,943,579 (3)	0.17	11/26/19

Jacqueline McGuire	157,500	—	0.46	12/23/15
	157,500	—	0.46	12/23/15
	157,500	—	0.42	1/2/17
	466,937	1,400,809 (3)	0.17	11/26/19

———————

(1)	Mr. McGuire has agreed not to exercise these options pending an increase in authorized capital.

(2)	These unvested options vested on January 1, 2015.

(3)	These unvested options vest in four equal increments on May 26, 2015, November 26, 2015, May 26, 2016 and November 26, 2016, subject to continued employment on each applicable vesting date.

The vesting of the unvested options described in the table above is subject to continued service or employment, as applicable, on the remaining vesting dates.

Director Compensation

We do not pay cash compensation to our Directors for service on our Board. Non-employee members of our Board receive automatic initial and annual grants of restricted stock and stock options. Please see “Automatic Board Grants” below for a further description. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as Board and committee members. In 2014, we paid no compensation and issued no equity grants to our directors for their service on the Board. Additionally, Mr. Vinick waived his 2014 automatic grant. Effect January 8, 2015, the Company granted Mr. Vinick 666,667 five-year options exercisable at $0.12 per share.  The options vest on January 8, 2016 as long as Mr. Vinick is a director on that date.

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

In 2014, Mr. Charles Vinick was the only director eligible for an automatic grant, since Mr. Jimmac Lofton was acting as a consultant at that time.  Mr. Vinick chose not to accept his right to the automatic annual grant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of March 31, 2015 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group. Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Dennis and Jacqueline McGuire (2)	7,862,814	4.6%

Common Stock	Michael Donn, Sr. (3)	2,369,704	1.4%

Common Stock	David Brooks (4)	0	0%

Common Stock	Charles Vinick (5)	3,364,433	2.0%

Common Stock	Dean Becker (6)	2,362,500	1.4

Common Stock	Jimmac Lofton (7)	1,002,635	*

Common Stock	All directors and executive officers as a group (7 persons)	16,962,086	9.5%

Common Stock	Ronald Heller (8)	23,324,998	12.4%

Common Stock	David Nagelberg (9)	11,674,999	6.6%

Common Stock	William O. Brisben (10)	44,614,406	21.9%

———————

* Less than 1%

(1)

Applicable percentages are based on 165,168,894 shares outstanding on April 8, 2015, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

McGuire: Includes 6,300,000 shares issuable upon the exercise of vested options owned by Mr. McGuire and 939,437 shares issuable upon the exercise of vested options owned by Mrs. McGuire. Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Does not include 18,889,500 vested options that Mr. McGuire has agreed not to exercise until such time as the Company increases its authorized capital which will not take place within 60 days of the filing of this report.  Both Mr. and Mrs. McGuire are executive officers and Mr. McGuire is a director.

(3)	Donn: Mr. Donn is a director and an executive officer. Includes 1,802,860 shares of common stock issuable upon the exercise of vested options.

(4)	Brooks: Mr. Brooks is a director and executive officer.

(5)	Vinick: Mr. Vinick is a director and a former executive officer. Includes 2,771,675 shares of common stock issuable upon the exercise of vested options.

(6)	Becker: Mr. Becker is a director. Represents shares of common stock issuable upon the exercise of vested options that are beneficially owned by an entity controlled by Mr. Becker.

(7)

Lofton: Mr. Lofton is a director. Includes: (i) 502,637 shares of common stock issuable upon the exercise of vested options, (ii) 166,666 shares underlying a convertible note and (iii) 333,332 shares issuable upon the exercise of warrants.

(8)

Heller: Mr. Ronald Heller has voting and dispositive control over the reported securities. Represents (i) 11,108,333 shares of common stock underlying convertible notes and (ii) 12,216,665 shares issuable upon the exercise of warrants. Address is: 700 East Palisades Avenue, Englewood, NJ 07632.

(9)

Nagelberg: Mr. David Nagelberg has voting and dispositive control over the reported securities. Represents (i) 5,558,333 shares of common stock underlying convertible notes and (ii) 6,116,666 shares issuable upon the exercise of warrants. Address is: 939 Coast Blvd., Unit 21 DE, La Jolla, CA 92037.

(10)

Brisben: Mr. William O. Brisben has voting and dispositive control over the reported securities.  Includes the following securities held by William O. Brisben: (i) 4,921,472 shares of common stock and (ii) 562,500 shares issuable upon the exercise of warrants. Also includes the following securities held by Brisben Water Solutions, LLC of which William O. Brisben is manager: (i) 26,086,956 shares issuable upon the exercise of warrants and (ii) 13,043,478 shares of common stock underlying convertible notes. Address is: 23 N. Beach Road, Jupiter Island, FL 33455.

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

Effective January 1, 2013, Ecosphere entered into a Royalty Agreement with Mr. Dennis McGuire. Under the Royalty Agreement, Mr. McGuire is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”) less any Base Salary paid to him. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2013) and sales of Ecosphere’s equity securities. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a first-priority perfected security interest in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. Prior to a change of control of Ecosphere, the Royalty Agreement requires Mr. McGuire to agree to reasonable extensions of time if Ecosphere suffers unforeseen cash flow problems. In 2013, Mr. McGuire received $305,126, respectively, in excess of his Base Salary in royalties and none in 2014.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chairman of the Board and Chief Executive Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire's children including Dennis McGuire, Jr., Ecosphere’s Director of Manufacturing and Corey McGuire, Director of Marketing. See “Executive Compensation” for further information.

In September 2014, the Company entered into a $1,000,000 one-year bridge loan transaction with Brisben Water Solutions, LLC (“Brisben”). Under the Securities Purchase Agreement and related agreements with Brisben, Brisben acquired a $1,000,000 convertible promissory note from the Company which matures September 15, 2015 and bears interest at 10% per annum. The note is convertible into common stock of the Company at $0.115 per share. The note is secured by first liens on the Company’s Ecos PowerCube®, the Company’s patent related to the Ecos PowerCube®, and the right to a portion of the proceeds from the sale of the Company’s interest in Fidelity National Environmental Solutions, LLC (collectively, the “Collateral”) to satisfy the debt if Brisben elects to. In the event of any sale of the Collateral upon a default under the note, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the Note and related costs. Pursuant to the Agreement, Brisben also acquired 17,391,304 five-year warrants to purchase shares of the Company’s common stock at a price per share of $0.115, and the terms of approximately 536,000 warrants held by Brisben were reset to match the terms of the warrants. In February 2015, Brisben loaned the Company an additional $250,000 and Brisben was issued an amended note in the principal sum of $1,250,000 and a warrant to purchase an additional 4,347,826 shares of the Company’s common stock exercisable at $0.115 per share.

In November 2014, the Company sold $500,000 of convertible notes to three accredited investors including Messrs. Ronald Heller and David Nagelberg (or entities they control), each of whom were or became 5% beneficial owners of the Company’s securities. The notes: (i) are convertible at $0.12 per share, (ii) mature on December 18, 2015, and (iii) pay 10% interest per annum on the earlier of (x) the maturity date or (y) conversion. Additionally, the Company issued to Messrs. Heller and Nagelberg a total of 8,333,333 five-year warrants exercisable at $0.12 per share. The notes are secured by a security interest in 10%, or 18,000,000, of the Company’s shares of common stock of Ecos GrowCube, Inc. In consideration for the investment the Company amended the terms of $1,500,000 of convertible notes (the “Amended Notes”) and 9,999,998 warrants (the “Amended Warrants”) purchased by Messrs. Heller and Nagelberg (or entities they control) in the Company’s December 2013 private placement offering. The Amended Notes and Amended Warrants have identical terms to the Notes and Warrants described in this paragraph above. The Amended Notes were previously convertible at $0.30 per share and the Amended Warrants were previously exercisable at $0.35 per share.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended December 31, 2014 and 2013.

	2014	2013
Audit Fees (1)	$108,000	$112,500
Audit Related Fees (2)	800	6,300
Tax Fees	—	—
All Other Fees	—	—
Total	$108,800	$118,800

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

(2)

Financial Statements Schedules. Financial statements of subsidiary not consolidated see index on page F-44. No other financial statement schedules are required.

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-K	5/12/14	3.1
3.2	Bylaws, as amended	10-K	5/12/14	3.2
10.1	Form of 8.5% Convertible Note (CIM)	10-Q	5/21/13	10.5
10.2	Form of Warrant (CIM)	10-Q	5/21/13	10.6
10.3	Dennis McGuire Employment Agreement*	S-1	1/21/14	10.35
10.4	Dennis McGuire Royalty Agreement *	S-1	1/21/14	10.36
10.5	Vinick Consulting Agreement*	S-1	1/21/14	10.37
10.6	Becker Consulting Agreement*	S-1	1/21/14	10.38
10.7	Employment Renewal Term Sheet - Donn	8-K	12/3/14	10.1
10.8	Employment Renewal Term Sheet – J. McGuire	8-K	12/3/14	10.2
10.9	Amended and Restated Securities Purchase Agreement, dated as of February 10, 2015	8-K	2/13/15	10.1
10.10	Amended and Restated Convertible Promissory Note due September 12, 2015	8-K	2/13/15	10.2
10.11	Form of Warrant, dated as of February 10, 2015	8-K	2/13/15	10.3
10.12	Form of Amended Convertible Notes	8-K	12/4/14	10.1
10.13	Form of Amended Warrants	8-K	12/4/14	10.2
10.14	Security Agreement, dated as of September 12, 2014	8-K	9/18/14	10.4
10.15	Securities Purchase Agreement, dated as of September 12, 2014	8-K	9/18/14	10.1
10.16	Form of Warrant, dated as of September 12, 2014	8-K	9/8/14	10.3
10.17	Second Amended and Restated EES LLC Agreement	10-Q	8/9/13	10.5
10.18	Fidelity Unit Purchase Agreement dated May 24, 2013	10-Q	8/9/13	10.3
10.19	Fidelity Unit Purchase Agreement dated July 26, 2013	S-1	1/21/14	10.14
10.20	Form of Convertible Note (2013 Offering)	10-K	3/17/14	10.38
10.21	Form of Warrant (2013 Offering)	10-K	3/17/14	10.39
10.22	Form of Registration Rights Agreement (2013 Offering)	10-K	3/17/14	10.40
10.23	Amended and Restated 2006 Equity Incentive Plan*				Filed
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Taxonomy Extension Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

———————

*

Management compensatory agreement

**

Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: April 15, 2015	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	April 15, 2015
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

/s/ Dean Becker	Director	April 15, 2015
Dean Becker

/s/ Michael Donn, Sr.	Director	April 15, 2015
Michael Donn, Sr.

/s/ Jimmac Lofton	Director	April 15, 2015
Jimmac Lofton

/s/ Dennis McGuire	Director	April 15, 2015
Dennis McGuire

/s/ Charles Vinick	Director	April 15, 2015
Charles Vinick

/s/ David Brooks	Director	April 15, 2015
David Brooks

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $11,496,463 in 2014, and cash used in operating activities of $4,550,454 and $10,264,309 in 2014 and 2013, respectively.  At December 31, 2014, the Company had a working capital deficiency, and accumulated deficit of $2,861,314, and $109,463,965, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
Assets
Current assets
Cash	$31,800	$1,059,651
Restricted cash	50,050	25,000
Accounts receivable	2,400	—
Current portion of accounts receivable-related party	52,740	1,210,445
Inventory	559,150	219,278
Prepaid expenses and other current assets	55,109	121,480
Total current assets	751,249	2,635,854
Investment in unconsolidated investee	12,668,298	14,369,439
Accounts receivable-related party, net of current portion	—	2,268,406
Property and equipment, net	1,356,628	1,857,601
Slow moving inventory, net	71,401	—
Debt issuance costs, net	—	37,007
Patents, net	189,303	138,034
Deposits	14,840	14,840
Total assets	$15,051,719	$21,321,181

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$417,721	$410,402
Accrued liabilities	981,012	843,893
Customer deposit	1,209	—
Current portion of convertible notes payable, net of discounts	2,038,116	271,176
Current portion of note payable	102,149	85,125
Warrant derivatives fair value	—	3,671
Current portion of financing obligations	56,215	163,746
Current portion of capital lease obligation	16,141	15,347
Total current liabilities	3,612,563	1,793,360
Convertible notes payable, net of discounts and current portion	123,526	510,984
Note payable, net of current portion	—	68,099
Financing obligations, net of current portion	63,594	108,265
Capital lease obligation, net of current portion	25,788	41,929
Total liabilities	3,825,471	2,522,637

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2014 and 2013; $25,000 per share redemption amount plus dividends in arrears	1,225,994	1,203,494
Series B - 484 shares authorized; 241 shares issued and outstanding at December 31, 2014 and 2013, respectively; $2,500 per share redemption amount plus dividends in arrears	2,577,285	2,517,033
Total redeemable convertible cumulative preferred stock	3,803,279	3,720,527

Commitments and contingencies (Note 20)

Equity
Ecosphere Technologies, Inc. stockholders' equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 164,734,112 and 164,033,139 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,647,341	1,640,330
Common stock issuable, $0.01 par value; 0 and 105,263 issuable at December 31, 2014 and 2013, respectively	—	1,053
Additional paid-in capital	115,252,710	111,417,253
Accumulated deficit	(109,463,965)	(97,980,619)
Total Ecosphere Technologies, Inc. stockholders' equity	7,436,086	15,078,017
Noncontrolling interest in consolidated subsidiary	(13,117)	—
Total equity	7,422,969	15,078,017
Total liabilities, redeemable convertible cumulative preferred stock and equity	$15,051,719	$21,321,181

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2014	2013
Revenues
Equipment sales and licensing	$530,550	$—
Equipment sales and licensing, related party	524,525	4,759,478
Field services	—	1,547,786
Aftermarket part sales	24,549	287,724
Aftermarket part sales, related party	40,255	124,827
Total revenues	1,119,879	6,719,815

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	813,005	4,059,136
Field services costs (exclusive of depreciation shown below)	—	721,214
Aftermarket part costs (exclusive of depreciation shown below)	56,486	304,758
Selling, general and administrative	5,474,310	9,033,015
Depreciation and amortization	429,599	1,018,146
Loss on sale of notes receivable	985,085	—
Total costs and expenses	7,758,485	15,136,269

Loss from operations	(6,638,606)	(8,416,454)

Loss on investment in unconsolidated investee	(1,701,140)	(927,161)

Other income (expense)
Gain on deconsolidation	—	29,474,609
Interest income	45,089	—
Interest expense	(2,225,386)	(455,237)
Gain on change in fair value of derivative instruments	3,671	90,531
Loss on debt extinguishment	(880,774)	—
Loss on sale of interest in unconsolidated investee	—	(600,000)
Restructuring charge reversal	—	3,170
Loss on sale/disposal of fixed assets, net	(98,043)	—
Other, net	(1,274)	—
Total other (expense) income, net	(3,156,717)	28,513,073

Net (loss) income	(11,496,463)	19,169,458

Preferred stock dividends	(82,752)	(82,752)

Net (loss) income applicable to common stock before allocation to non-controlling interest	(11,579,215)	19,086,706
Less: net loss applicable to non-controlling interest in consolidated subsidiary	13,117	187,806

Net (loss) income applicable to Ecosphere Technologies, Inc. common stock	$(11,566,098)	$19,274,512

Net (loss) income per common share applicable to common stock
Basic	$(0.07)	$0.12
Diluted	$(0.07)	$0.12

Weighted average number of common shares outstanding
Basic	164,294,045	163,054,587
Diluted	164,294,045	164,415,781

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2014 and 2013

	Ecosphere Technologies, Inc. Stockholders’ Equity
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2012	160,060,088	$1,600,599	1,138,724	$11,388	$107,697,370	$(117,337,883)	$9,423,060	$1,394,534
Common stock issued for options and warrants exercised for cash	1,065,314	10,653	—	—	160,035	—	—	170,688
Common stock issued for cashless option and warrant exercises	1,570,435	15,704	—	—	(15,704)	—	—	—
Common stock issued for conversion of convertible notes	98,425	984	—	—	36,516	—	—	37,500
Common stock issued/issuable for restricted stock vesting	84,000	840	105,263	1,053	58,107	—	—	60,000
Issuance of issuable shares	1,138,724	11,388	(1,138,724)	(11,388)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	1,203,785	—	—	1,203,785
Common stock issued for interest payment on convertible note	16,153	162	—	—	5,838	—	—	6,000
Reclassification of derivative upon warrant exercises	—	—	—	—	102,807	—	—	102,807
Warrants issued as finder fees	—	—	—	—	21,211	—	—	21,211
Note discount from warrant	—	—	—	—	2,203,509	—	—	2,203,509
Stock options modification	—	—	—	—	26,532	—	—	26,532
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Sale of controlling interest in subsidiary	—	—	—	—	—	—	(9,235,254)	(9,235,254)
Net income (loss), 2013	—	—	—	—	—	19,357,264	(187,806)	19,169,458
Balance at December 31, 2013	164,033,139	$1,640,330	105,263	$1,053	$111,417,253	$(97,980,619)	$—	$15,078,017

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2014 and 2013

	Ecosphere Technologies, Inc. Stockholders’ Equity
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2013	164,033,139	$1,640,330	105,263	$1,053	$111,417,253	$(97,980,619)	$—	$15,078,017
Common stock issued for cashless option and warrant exercises	8,753	88	—	—	(88)	—	—	—
Common stock issued for conversion of convertible notes	586,957	5,870	—	—	61,630	—	—	67,500
Issuance of issuable shares	105,263	1,053	(105,263)	(1,053)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	683,650	—	—	683,650
Note discount from convertible debt	—	—	—	—	1,771,643	—	—	1,771,643
Note discount from convertible debt modifications	—	—	—	—	1,217,933	—	—	1,217,933
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Extension of options and warrants in exchange for cash	—	—	—	—	175,061	—	—	175,061
Warrant modifications	—	—	—	—	8,380	—	—	8,380
Net income (loss), 2014	—	—	—	—	—	(11,483,346)	(13,117)	(11,496,463)
Balance at December 31, 2014	164,734,112	$1,647,341	—	$—	$115,252,710	$(109,463,965)	$(13,117)	$7,422,969

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2014	2013
Operating Activities:
Net income (loss)	$(11,496,463)	$19,169,458
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on deconsolidation	—	(29,474,609)
Depreciation and amortization	429,599	1,018,146
Amortization of debt issue costs	24,279	27,737
Amortization of discount on notes payable	1,851,275	300,043
Modification of warrants and options	123,441	—
Loss on debt extinguishment	880,774	—
Stock-based compensation expense	683,650	1,290,317
Loss on sale of fixed assets, net	98,043	—
Gain from change in fair value of warrant derivative liability	(3,671)	(90,531)
Loss on investment in unconsolidated investee	1,701,140	927,161
Loss on sale of notes receivable	985,085	—
Loss on sale of interest in unconsolidated investee	—	600,000
Write-down of inventory	71,401	158,650
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	267,349	689,865
Increase in accounts receivable – related party	—	(3,478,851)
Decrease (increase) in prepaid expenses and other current assets	170,670	(27,329)
Increase in inventory	(482,674)	(785,691)
Increase (decrease) in accounts payable	7,318	(300,137)
Increase (decrease) in accrued liabilities	137,121	(260,594)
Decrease in restructuring reserve	—	(5,909)
Increase (decrease) in customer deposits	1,209	(22,035)
Net cash used in operating activities	(4,550,454)	(10,264,309)
Investing Activities:
Net proceeds from sale of interest in subsidiary	—	9,500,000
Repayment of amounts due to unconsolidated investee	—	(1,385,139)
Cash held by deconsolidated subsidiary	—	(247,636)
Proceeds from sale of fixed asset	161,942	—
Transfers (to) from restricted cash	(25,050)	35,168
Purchase of property and equipment	(178,721)	(446,724)
Payment of patent costs	(61,159)	(65,563)
Net cash (used in) provided by investing activities	(102,988)	7,390,106
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issuance costs	1,745,000	2,406,467
Proceeds from warrant and option exercises	—	170,688
Proceeds from warrant modification	60,000	—
Proceeds from sale of notes receivable	2,171,277	—
Cash payment for note modification	(27,763)	—
Repayments of notes payable and insurance financing	(104,299)	(981,075)
Repayments of notes payable to related parties	(51,075)	—
Repayments of vehicle and equipment financing	(152,202)	(112,544)
Principal payments on capital leases	(15,347)	(14,593)
Net cash provided by financing activities	3,625,591	1,468,943
Net decrease in cash	(1,027,851)	(1,405,260)
Cash at beginning of year	1,059,651	2,464,911
Cash at end of year	$31,800	$1,059,651

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2014	2013
Supplemental Cash Flow Information:

Cash paid for interest	$299,083	$311,042
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:

Accrued preferred stock dividends	$82,752	$82,752
Conversion of convertible notes to common stock	$67,500	$37,500
Reduction of derivative liability for warrant derivative instruments from warrant exercises and modifications	$—	$102,807
Warrants issued as debt issue cost	$—	$21,211
Modification of convertible debt and issuance of common stock warrants for extension of maturity dates	$—	$111,738
Common stock issued as settlement of note and accrued interest	$—	$6,000
Cashless exercise of options and warrants	$88	$14,957
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$2,989,576	$2,091,771
Extension of term of stock options in settlement of accrued interest on convertible debt	$—	$26,532
Vehicle purchased through third party financing arrangement	$—	$56,802
Insurance premium finance contract recorded as prepaid asset	$104,299	$168,859

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops environmental solutions for global water, energy and industrial markets.  We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  Technologies like Ozonix®, the Ecos PowerCube® and our recently announced Ecos GrowCube™, which are available for exclusive and nonexclusive licensing opportunities across a wide range of industries and applications throughout the world.

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

In addition to its current operations, FNES has two sub-licensing partners, which include Hydrozonix, LLC in the United States and Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 5 billion gallons of water for more than 1,200 oil and natural gas wells around the United States and Canada in all major shale plays including but not limited to Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in equipment sales, service and technology licensing revenue.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

In November 2014, Ecosphere’s patented Ecos PowerCube® technology was recognized as a winner in the Green category of the 2014 Best of What’s New Awards from Popular Science. Each year, Popular Science reviews thousands of new innovative products and chooses the top 100 winners across 12 categories for inclusion in the annual Best of What’s New issue – the best-read issue of the year. To win, a product or technology must represent a significant step forward in its category.  Ecosphere’s patented Ecos PowerCube® solar panel array technology was featured in this December’s special issue, on newsstands as of the date this Report is filed.

In November 2014, the Company formed a new subsidiary, Sea of Green Systems, Inc. to deploy its new patented technology Ecos GrowCube™. The Ecos GrowCube™ is a turnkey, fully automated hydroponic greenhouse that is Made in the USA and fabricated out of aircraft-grade aluminum. An Ecos GrowCube™ utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint and eliminates the need for soil, fossil fuels, pesticides and toxic chemicals.

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

In addition to Ozonix®, Ecos PowerCube® and Ecos GrowCube™, the Company has developed an extensive portfolio of intellectual property that can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license Ecosphere’s patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. The Company is currently focused on licensing its patented Ozonix® and Ecos PowerCube® technologies, although its other technologies and patents remain a viable part of Ecosphere’s long-term technology licensing strategy.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Going Concern

As of April 8, 2015, Ecosphere had cash on hand of approximately $0.1 million. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $11,496,463 in 2014, and cash used in operating activities of $4,550,454 and $10,264,309 in 2014 and 2013, respectively.  At December 31, 2014, the Company had a working capital deficiency, and accumulated deficit of $2,861,314, and $109,463,965 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® and Ecos PowerCube® technologies globally, the Company’s 30.6% interest in FNES is also available for sale to strategic buyers.

•

In November 2014, Ecosphere launched its Ecos GrowCube™, a state-of-the-art turnkey fully automated greenhouse that will use hydroponic growing techniques to maximize crop production using Ecosphere’s Ozonix® patents and thereby eliminating the use of toxic chemicals and pesticides without soil or fossil fuels.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in April 2015 (proceeds of three month note received in January 2015, see Note 23) and $4,885,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $645,000 due in August 2015, $1,500,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $295,000 due in March 2016. See Note 10.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ecosphere, it’s wholly and majority owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%. Since May 24, 2013, the Company accounts for its investment in FNES under the equity method. On July 31, 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 39.1% to 30.6% (See Notes 3 and 4). The Company continues to account for its investment in FNES under the equity method. All intercompany account balances and transactions have been eliminated.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Restricted Cash

Restricted cash as of December 31, 2014 and 2013 represents a $50,050 and $25,000 compensating balance, respectively, held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at December 31, 2014 and 2013.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ecos PowerCube® completed for future sale and demonstration purposes where no binding sales contract exists and work-in-process representing water treatment equipment and one Ecos GrowCube™ being manufactured and assembled for future sale. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 7.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Debt Issuance Cost

The Company accounts for debt issuance cost in accordance with ASC 470, Debt. The costs associated with the issuance of debt are capitalized and amortized over the life of the underlying debt instrument.

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at December 31, 2014 and December 31, 2013 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $9,890 and $9,220 for the years ended December 31, 2014 and 2013, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2014 and 2013, the Company has no product warranty accrual given its lack of long-term historical warranty experience and the fact that more recent warranty repair experience relates to what we believe are non-recurring issues and are therefore, not indicative of future warranty estimates or material to the Company’s operations. The warranty period on the first Ozonix® EF80 unit constructed ended September 22, 2013 and the warranty period on the following three units ended during the three months ended December 31, 2013. The remaining eight units had warranty periods that ended by December 31, 2014. In 2013, the Company sold two Ozonix® EF80 units to Fidelity National Environmental Solutions, LLC and the warranty periods on those units end in July and November 2015.

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the year ended December 31, 2013, the Company’s research and development costs were de minimis. The Company recognized research and development cost of $241,192 for the year ended December 31, 2014, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $112,112 and $166,952 for the years ended December 31, 2014 and 2013, respectively.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2014, tax years since 2011 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Net Income (Loss) Per Share

The Company displays earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 requires dual presentation of basic and diluted earnings per share (“EPS”). Basic earnings per share are computed by dividing net (loss) income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

	For the year ended December 31, 2014
	Basic	Diluted
Numerator
Net (loss) income applicable to common stock	$(11,566,098)	$(11,566,098)
Denominator
Weighted average common shares outstanding	164,294,045	164,294,045
Warrants and options	—	—
	164,294,045	164,294,045
Net (loss) income per share	$(0.07)	$(0.07)

	For the year ended December 31, 2013
	Basic	Diluted
Numerator
Net (loss) income applicable to common stock	$19,274,512	$19,274,512
Denominator
Weighted average common shares outstanding	163,054,587	163,054,587
Warrants and options	—	1,361,194
	163,054,587	164,415,781
Net (loss) income per share	$0.12	$0.12

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Anti-Dilutive Potential Common Shares

	December 31,
	2014	2013
Convertible debt	33,406,729	8,274,479
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	96,755,199	70,915,167
Total Anti-Dilutive Potential Common Shares	130,524,425	79,551,909

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

4.

INVESTMENT IN UNCONSOLIDATED INVESTEE

On May 24, 2013, ETI sold 12% of FNES to Fidelity National Financial, Inc. (NYSE:FNF) (“FNF”), a Fortune 500 company and an existing FNES member, for $6 million under a Unit Purchase Agreement (the “Agreement”). In consideration for facilitating the transaction, ETI transferred an additional 1.5% interest of FNES to an existing FNES member. Additionally, for a 90-day period, FNF had the option to purchase an additional 8% of FNES from ETI for $4 million. The option was exercised in July 2013. In connection with the July 2013 transaction, ETI transferred an additional 0.5% interest of FNES and paid $250,000 in cash to the same existing FNES member as discussed above and granted to FNF, an option to acquire an additional 12% interest in FNES for $6 million by December 31, 2013. The option was not exercised. As a result, on December 31, 2013 and 2014, ETI and FNF owned 30.6% and 39% of FNES, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6% as of December 31, 2013 and December 31, 2014. Financial information for FNES as of December 31, 2013 and 2014 and for the year ended December 31, 2014 and for the Period from May 24, 2013 through December 31, 2013, which is derived from the FNES audited financial statements is summarized below and full financials are included elsewhere in the 10-K for fiscal year ended December 31, 2014 in accordance with Regulation S-X rule 3-09:

	December 31, 2014	December 31, 2013

ASSETS
Cash	$196,115	$1,462,397
Accounts receivable	316,945	431,978
Property and equipment, net	3,897,742	6,702,562
Inventory, net	108,696	474,261
Prepaid Expenses and other current assets	21,523	1,984
Intangible Assets, net	1,736,111	1,875,000
Slow moving inventory	24,864	—
Deposits	8,200	4,200
Total Assets	$6,310,196	$10,952,382

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$188,162	$196,933
Debt	1,306,613	9,142
Debt, related party	1,961,793	3,470,709
Members’ equity	2,853,628	7,275,598
Total equity	$6,310,196	$10,952,382

	For the year ended December 31, 2014	For the period May 24, 2013 through December 31, 2013

STATEMENT OF OPERATIONS
Revenues	$3,229,357	$3,789,722
Cost of sales	2,317,024	1,551,011
Gross profit	912,333	2,238,711
Operating expenses	6,260,423	4,284,576
Operating loss	(5,348,090)	(2,045,865)
Other income	25,000	—
Other expense	(177,287)	(44,302)
Net loss	(5,500,377)	(2,090,167)
Ownership interest (average)	31%	31%
Share of net loss	$(1,682,501)	$(627,572)
Elimination of intra-entity profit	$(18,639)	$(299,589)
Total equity interest loss recorded	$(1,701,140)	$(927,161)
Investment	$12,668,298	$14,369,439

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Transactions with FNES:

The Company sold one Ozonix® EF10M unit to FNES during the year ended December 31, 2014. A portion of the profits from the sale reflects the Company’s ownership share and is eliminated through an adjustment to “Loss on investment in unconsolidated investee.” The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the “Loss on investment in unconsolidated investee” line on the Statement of Operations:

Revenue recognized on sales to FNES	$416,600
Cost of sales on sales to FNES	355,673
Approximate ownership interest in FNES	31%
Elimination of the Company’s share of profits on sales to FNES	$18,639

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

5.

ACCOUNTS RECEIVABLE

As of December 31, 2014, accounts receivable in the amount of $55,140 consisted primarily of amounts due from one related party customer, FNES that consisted of a $44,310 service fee and $8,430 in miscellaneous charges.

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES as noted below. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owed on two Ozonix® EF80 units purchased in July and November 2013. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash during the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold the remaining 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million. As of December 31, 2014, the Company had no accounts receivable balance in connection with the notes payable for the Ozonix® EF80 units sold to FNES in July and November 2013.

As a result of the sale of notes receivable the Company recognized a loss of $985,085 for the year ended December 31, 2014.

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

6.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2014	2013
Prepaid insurance	$17,331	$28,436
Vendor advances	15,494	42,500
Prepaid professional fees	7,500	39,000
Other	14,784	11,544
Total prepaid expenses and other current assets	$55,109	$121,480

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

7.

INVENTORY

Inventory consists of the following:

	December 31,
	2014	2013
Raw materials	$46,804	$178,982
Work in process	210,948	40,296
Finished goods	301,398	—
Total	$559,150	$219,278

At December 31, 2014, the Company recorded an inventory reserve for slow moving parts that have not moved in or out of the Company’s inventory in over one year; the value of these parts is $142,802. The majority of these parts are related to the manufacturing of Ozonix® EF80 units that the Company has not been manufacturing within the last year. Since the slow moving inventory is not obsolete and may have a future use, the Company then wrote down the slow moving inventory by 50%. This is the best estimate taking into consideration that the parts are only slow moving not obsolete. The balance of the slow moving inventory was $71,401 and is included as a long-term asset in the accompanying consolidated balance sheet.

8.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2014	2013
Machinery and equipment	5	$2,061,914	$2,329,731
Furniture and fixtures	5 to 7	358,974	303,026
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	524,263	469,230
Office equipment	5	620,858	608,633
		3,708,150	3,852,761
Less total accumulated depreciation		(2,351,522)	(1,995,160)
Property and equipment, net		$1,356,628	$1,857,601

During the year ended December 31, 2014, additions to property and equipment included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements and office equipment relating to the build out of the Ecosphere Mining office in Park City, Utah.

In November 2014, the Company sold a mobile operations vehicle that had been part of its fixed assets since 2013. The net book value of such unit was written off and the Company recognized a loss of $99,985 on the transaction. The Company also sold a previously fully depreciated piece of equipment for a de minimis gain which is also included in loss on sale/disposal of fixed assets, net in the accompanying consolidated statement of operations.

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

With the May 2013 deconsolidation of FNES (as discussed in Note 4), the Company removed assets with a net book value of approximately $3.0 million.

Depreciation expense for the years ended December 31, 2014 and 2013 amounted to $419,709 and $1,008,926, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

9.

ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31,
	2014	2013
Accrued payroll and related benefits	$256,807	$318,139
Accrued interest	534,475	277,560
Accrued professional fees	6,000	22,538
Other accrued liabilities (See Note 20)	183,730	225,656
Total accrued liabilities	$981,012	$843,893

10.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Convertible Notes Payable

December 31, 2014	December 31, 2013

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. As of December 31, 2014, the unamortized amount of the discount was $452,828 and accrued interest was $4,722.

$47,172	$—

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. As of December 31, 2014, the unamortized amount of the discount was $700,000 and accrued interest was $29,167.

300,000	—

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the notes were modified, adjusting the warrant exercise prices and conversion rates of the convertible debt (see Note 23). As of December 31, 2014, the unamortized amount of the discount was $121,474 and accrued interest was $23,611.

123,526	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

December 31, 2014	December 31, 2013

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, an additional $150,000 of notes were modified, adjusting the warrant exercise prices and conversion rates of the convertible debt (see Note 23). As of December 31, 2014, the unamortized amount of the discount was $906,594 and accrued interest was $175,625.

793,406	11,096

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock (see Note 15). As of December 31, 2014, the unamortized amount of the discount was $42,462 and accrued interest was $14,500. The Company began making quarterly interest payments on October 1, 2013, for accrued interest on these convertible notes. In 2015, certain of the accrued interest was paid in stock, based upon the contracted terms (see Note 23). These Notes, further were amended in March 2015, see Note 23.

602,538	499,888

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	December 31, 2014	December 31, 2013

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. These Notes were further extended in March 2015 (see Note 23). As of December 31, 2014, there was no unamortized amount of the discounts. Accrued interest at December 31, 2014 was $118,714.

	295,000	271,176

Total	2,161,642	782,160
Less Current Portion, net of discounts	(2,038,116)	(271,176)
Convertible notes payable, long term, net of discounts	$123,526	$510,984

A summary of convertible notes payable and the related discounts as of December 31:

	2014	2013
Principal amount of convertible notes payable	$4,385,000	$2,707,500
Unamortized discount	(2,223,358)	(1,925,340)
Convertible notes payable, net of discount	2,161,642	782,160
Less: current portion	(2,038,116)	(271,176)
Convertible notes payable, net of discount, less current portion	$123,526	$510,984

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 and $153,224 were outstanding at December 31, 2014 and 2013, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025. Accordingly, $102,149 is included as a current liability in the accompanying consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Financing Obligations

	December 31, 2014	December 31, 2013
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$61,212	$102,321

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	46,777	54,690

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014 with a $15,000 deposit due January 1, 2014.	8,326	115,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016.	3,494	—

Total	119,809	272,011
Less Current Portion	(56,215)	(163,746)
Financing obligations, long-term portion	$63,594	$108,265

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of December 31, 2014, by fiscal year, are as follows:

For the year ended December 31,	Payment
2015	$17,888
2016	17,888
2017	8,946
Total	44,722
Less implied interest	(2,793)
Capital lease obligation	41,929
Less current potion	(16,141)
Long-term portion	$25,788

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of December 31, 2014:

For the year ended December 31,	Amount
2015	$4,314,505
2016	296,457
2017	19,005
2018	11,219
2019	7,701
Total debt- face value	4,648,887
Less: unamortized discount	(2,223,358)
Net debt	$2,425,529

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Based upon a review of the reserve during 2012, the Company determined that the reserve was in excess of the amount required by approximately $62,000. The Company adjusted the reserve accordingly.

The following table summarizes the activity in the restructuring reserve during the year ended December 31, 2013:

Restructuring Reserve:

2013
Balance, beginning of year	$5,909
Accrual adjustments	10,621
Rental payments	(63,808)
Sublease payments received	47,278
Balance, end of year	$—

12.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. During the year ended December 31, 2014, upon the expiration of the warrants, the fair value decreased to zero. The Company has no warrants with repricing options outstanding at December 31, 2014.

2013

The Company calculated the estimated fair values of the liabilities for warrant derivative instruments at December 31, 2013 with the Black Scholes Pricing Model (“BSM”) option pricing model and Monte Carlo simulations using the closing price of the Company’s common stock of $0.28 and the ranges for volatility, expected term and risk free interest indicated in Table 3 that follows (BSM inputs only). As a result, for the year ended December 31, 2013, the Company recognized a gain from the change in derivative liability of $90,531 in other income related to the warrant derivative instruments.

Table 3	BSM Inputs
Warrants
	During the Year Ended December 31, 2013	As of December 31, 2013
Volatility	45.99% - 86.82%	86.82%
Expected Term	0.13 – 1.02 years	0.27 years
Risk Free Interest Rate	0.02% - 0.14%	0.04%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

13.

FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. See Note 12. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$—	$—	$—	$—

	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$3,671	$—	$—	$3,671

The following is a roll forward through December 31, 2014 of the fair value liability of warrant derivative instruments and embedded conversion option derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments
Balance at December 31, 2012	$197,009
Fair value of warrants exercised	(102,807)
Change in fair value included in other (income) loss	(90,531)
Balance at December 31, 2013	3,671
Fair value of warrants exercised	(1,764)
Change in fair value included in other (income) loss	(1,907)
Balance at December 31, 2014	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

14.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2014 and 2013 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,075,994 and $1,053,494 on December 31, 2014 and 2013, respectively.

Series B

At December 31, 2014 and 2013 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $1,974,785 and $1,914,533 on December 31, 2014 and 2013, respectively.

15.

COMMON STOCK

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2014.

Shares Issued for Cash

2013

The Company issued 1,065,314 shares of common stock for $170,688 in cash through the exercise of warrants with exercise prices between $0.14 and $0.24 per share.

Shares Issued in Cashless Option Exercises

2014

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Shares Issued Upon Conversion of Debt and Other Liabilities

2014

The Company issued 586,957 shares of common stock to lenders upon conversion of secured original issue discount notes in the amount of $67,500 at a conversion rate of $0.115 per share.

2013

The Company issued 98,425 shares of common stock to lenders upon conversion of secured original issue discount notes in the amount of $37,500 at a conversion rate of $0.381 per share.

16.

RESTRICTED STOCK

The Company recognized share-based compensation expense related to stock grants, issued per the terms of the 2006 Equity Incentive Plan, as amended, of $60,000 for the year ended December 31, 2013, respectively net of cancellations/forfeitures. There was no recognized share-based compensation expense related to stock grants for the year ended December 31, 2014. The following table summarizes non-vested restricted stock and the related activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted Average Grant- Date Fair Value
Non-vested at December 31, 2012	84,000	$0.45
Granted	105,263	$0.48
Vested	(189,263)	$0.48
Non-vested at December 31, 2013	—	$—
Granted	—	$—
Vested	—	$—
Non-vested at December 31, 2014	—	$—

At December 31, 2014 there was no unrecognized share-based compensation expense from non-vested restricted stock. The above 2013 grants relate to various directors and director advisors accepting such grants as outlined in Note 17.

17.

STOCK OPTIONS AND WARRANTS

The fair value of option and warrants granted during the periods presented is estimated on the date of grant using the BSM option pricing model. We used the following assumptions for options granted in the following periods:

For the Year Ended December 31,
	2014	2013
Expected volatility	63.30% – 78.26%	45.99% - 93.39%
Expected term	3.5 -5 years	3.5 -5 years
Risk-free interest rate	1.10% - 1.77%	0.44% - 1.39%
Expected dividend yield	None	None

Stock-based compensation expense (excluding charges related to restricted stock) for the years ended December 31, 2014 and 2013 was $683,650 and $1,203,785, respectively net of cancellations/forfeitures. As of December 31, 2014, there was $478,334 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next 2 years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

EMPLOYEE FIXED STOCK OPTION PLANS:

2003 Equity Incentive Plan

On November 17, 2003, the Company adopted the 2003 Equity Incentive Plan. The Plan terminated in November 2013. As of December 31, 2013 and 2014 options to purchase 142,275 shares of common stock at $1.05 per share are outstanding under this Plan.

2003 Stock Option Plan for Outside Directors and Advisory Board Members

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors and Advisory Board Members, which provided for the granting of 2,000,000 stock options, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. At December 31, 2014 and 2013 options to purchase 740,250 and 766,500 shares of common stock at exercise prices ranging from $1.05 to $1.36 per share are outstanding under this Plan, respectively. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of December 31, 2014 and 2013 options to purchase 23,230,436 and 8,847,839 shares of common stock were outstanding under the 2006 Plan, respectively.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	20,227,948	$0.44	10,225,256	$0.50
Granted	8,794,050	$0.17	16,681,354	$0.36
Exercised	(44,546)	$0.23	—	$—
Forfeited	—	$—	(5,318,056)	$0.38
Expired	(4,896,516)	$0.42	(1,360,606)	$0.47

Outstanding at end of year	24,080,936	$0.33	20,227,948	$0.44

Exercisable at end of year	14,284,411	$0.24	13,002,821	$0.29

Outstanding
Weighted average remaining contractual term		3.54		3.05
Aggregate intrinsic value		$—		$14,891
Weighted average grant date fair value		$0.17		$0.14

Exercisable
Weighted average remaining contractual term		2.99		2.45
Aggregate intrinsic value		$—		$14,891

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

2014

Related Party Option Grants

In November 2014, the Company granted five year options to purchase 8,794,050 shares of common stock to certain employees at an exercise price of $0.17 per share. The fair value of these options amounted to $682,986, calculated using the BSM method, and will be expensed over a two year period, 25% vesting upon signing of employee Term Sheets and the remainder vesting semi-annually during the term of two year employment, subject to continued employment with the Company.

Annual Director Grants

In July 2014, the only eligible Director declined an automatic grant of options and restricted stock.

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

Annual Director Grants

In July 2013, in accordance with the Plan, the Company’s non-employee directors received an automatic grant of options for board service for the upcoming year. In connection with the automatic grants, non-employee directors were granted a total of 773,854 five-year stock options at an exercise price of $0.40 per share. Of the 773,854 five-year stock options, 325,278 will vested on December 1, 2013 and the remaining 448,576 stock options vested on June 30, 2014. The value of the options, $184,698, calculated using the BSM option pricing model was recognized as expense over the vesting periods.

Option Grant to Director of Business Development

In January 2013, the Company granted five-year options to purchase 157,500 shares of common stock with an exercise price of $0.46 per share to its Director of Business Development. The fair value of these options amounted to $24,841, calculated using the BSM method and is being expensed over the vesting period.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	34,633,435	$0.60	46,295,435	$0.54
Granted	—	$—	—	$—
Exercised	—	$—	4,200,000	$0.29
Forfeited	—	$—	—	$—
Expired	(5,527,435)	$0.49	(7,462,000)	$0.42

Outstanding at end of year	29,106,000	$0.62	34,633,435	$0.60

Exercisable at end of year	29,106,000	$0.62	34,633,435	$0.60

Outstanding
Weighted average remaining contractual term		0.90		1.42
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		$ N/A

Exercisable
Weighted average remaining contractual term		0.90		1.42
Aggregate intrinsic value		$—		$—

2014

Extension of Options in Exchange for Cash

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	1,260,000	0.53	1,507,500	0.50
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(525,000)	0.42	(247,500)	0.40

Outstanding at end of year	735,000	0.61	1,260,000	0.53

Exercisable at end of year	735,000	0.61	1,260,000	0.53

Outstanding
Weighted average remaining contractual term		1.04		1.36
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		1.04		1.36
Aggregate intrinsic value		$—		$—

Warrants

The following table summarizes warrant activity for the years ended December 31, 2014 and 2013:

	For the Years Ended December 31,
	2014		2013
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	16,352,598	0.37	6,367,709	0.50
Granted	27,623,590	0.13	12,764,920	0.35
Exercised	—	—	(1,065,314)	0.16
Forfeited	—	—	—	—
Exchanged, net	—	—	—	—
Expired	(1,142,925)	0.22	(1,714,717)	0.59

Outstanding at end of year	42,833,263	0.16	16,352,598	0.37

Exercisable at end of year	42,833,263	0.16	16,352,598	0.37

Outstanding and exercisable
Weighted average remaining contractual term		4.29		4.10
Aggregate intrinsic value		$284		$180,543

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2014 is presented below:

Shares

Warrants issued for financing	42,768,763
Warrants issued for services	64,500
Outstanding at December 31, 2014	42,833,263

Grants and Exercises

2014

Issuance of Warrants with Convertible Debt

In January 2014, the Company issued 1,633,328 five-year warrants exercisable at $0.35 per share in connection with $245,000 convertible notes. The fair value of the warrants amount to $265,622, calculated using the BSM method. (See Note 10).

As a result of the modification of the February 2013 convertible notes (See Note 10), the Company reduced the exercise price of warrants to acquire 984,375 shares of common stock from $0.381 to $0.30 per share. The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.

In August 2014, the holders of the February 2013 convertible notes (See Note 10), agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the 1,250,000 Warrants noted above to $0.115 per share.

In September 2014, the Company issued 17,391,304 five-year warrants exercisable at $0.115 per share in connection with a $1.0 million convertible note. The fair value of the warrants amount to $1,102,357, calculated using the BSM method. (See Note 10). In addition, the Company agreed to reduce the exercise price of 562,500 previously issued warrants to $0.115 and extend the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term.

In November 2014, the Company issued 8,333,333 five-year warrants exercisable at $0.12 per share in connection with $500,000 convertible notes. The fair value of the warrants amount to $947,406, calculated using the BSM method. (See Note 10). In addition, the Company agreed to reduce the exercise price of 9,999,998 previously issued warrants to $0.12.

In December 2014, the Company agreed to reduce the exercise price of 333,332 previously issued warrants to $0.12.

Extension of Warrants in Exchange for Cash

The Company agreed to extend the term of warrants that expired in June 2014 for an additional two years in exchange for cash of $10,000. The fair value of the extended options was determined using the BSM method and the following assumptions: volatility of 54.82%, an expected term of 2.07 years, a risk-free discount rate of 0.41% and no dividends, totaling $49,300. The excess of the fair value of the extended options was recorded as additional interest expense of $9,687.

2013

Issuance of Warrants with Convertible Debt

In February 2013, the Company issued 984,375 five-year warrants exercisable at $0.381 per share in connection with a $750,000 convertible note. The fair value of the warrants amounted to $265,133, calculated using the BSM method. (See Note 10).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The following provides a summary of activity in the noncontrolling interest in consolidated subsidiary account for the year ended December 31, 2013:

Noncontrolling Interest in Subsidiary

2013
Balance, beginning of year	$9,423,060
Distributions to noncontrolling members	—
Sale of controlling interest in subsidiary	(9,235,254)
Noncontrolling interest in income (loss)	(187,806)
Balance, end of year	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

2014
Balance, beginning of year	$—
Distributions to noncontrolling members	—
Noncontrolling interest in income (loss)	(13,117)
Balance, end of year	$(13,117)

19.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2014, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $78,000,000. The NOL expires during the years 2014 to 2034. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the $36,410,614 of net deferred tax assets at December 31, 2014 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2014 was $28,759,422. The change in the valuation allowance during the year ended December 31, 2014 amounted to $4,312,984.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2014	2013
Deferred tax assets:
Organizational costs, accrued liabilities and other	$830,936	$559,373
NOL carryforwards	29,330,106	25,588,695
Depreciation	148,870	106,118
Compensation related to equity instruments issued for services	6,100,701	5,843,443
Valuation allowance	(28,759,422)	(24,446,438)

Net deferred tax assets	$7,651,191	$7,651,191
Deferred tax liabilities:
Investment in unconsolidated investee	(7,619,174)	(7,619,174)
Other	(32,017)	(32,017)
Total deferred tax liabilities	(7,651,191)	(7,651,191)
Total net deferred taxes	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013

Income tax expense (benefit) at federal statutory rate	(34.00%)	34.00%
State taxes, net of federal benefit	(3.62)	3.67
Nondeductible items	0.10	0.39
Change in valuation allowance	37.52	(38.06)
	—%	—%

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

20.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. During the years ended December 31, 2014 and 2013 the Company recognized rent expense amount of $200,928 and $200,928 for all four buildings in Stuart, FL.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with an initial monthly rent of approximately $3,600 (subject to escalation) with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $184,837 as of December 31, 2014, relating to this five-year lease agreement.

Future minimum annual rents due under operating leases are as follows:

Total

Amounts due under operating leases in 2015	$44,178
Amounts due under operating leases in 2016	45,503
Amounts due under operating leases in 2017	46,872
Amounts due under operating leases in 2018	48,284
$184,837

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of December 31, 2014, the Company had an accrued balance of $79,167 which is comprised of the $150,000 obligation less $70,833 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain. See Note 9.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of December 31, 2014 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees. See Note 9.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

21.

CONCENTRATION OF RISK

During the year ended December 31, 2014, the Company’s revenues were 50% and 47% from customers A and B, respectively. Customer A is a related party in the oil and gas industry and Customer B is in the food and beverage industry, and were from two revenue sources. Of the two revenue sources, 94% related to the sale of Ozonix® equipment and 4% related to aftermarket parts for Ozonix® equipment in the field. As of December 31, 2014, 96% of accounts receivable were from Customer A, respectively.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. As of December 31, 2014, the Company’s bank balances did not exceeded FDIC insured amounts.

22.

RELATED PARTY TRANSACTIONS

2014 Related Party Transactions

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. The Company paid $50,000 related to the January 2015 licensing agreement discussed in Note 23.

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members and who is also the Chief Executive Officer of ICAP Patent Brokerage. For the year ended December 31, 2014, the Company has incurred $250,000 pursuant to the consulting agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

Related Party Option Grants

In November 2014, the Company granted five year options to purchase 8,794,050 shares of common stock to certain employees at an exercise price of $0.17 per share. The fair value of these options amounted to $682,986, calculated using the BSM method, and will be expensed over a two year period, 25% vesting upon signing of employee Term Sheets and the remainder vesting semi-annually during the term of two year employment, subject to continued employment with the Company.

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

In October 2014, FNES sold its second Ozonix® EF10M to Hydrosphere Energy Solutions that was purchased by FNES from the Company in 2014. The sale resulted in equipment sales of approximately $0.4 million to the Company.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at December 31, 2014 of $44,310 relating to December 2014 services performed for FNES.

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owed on two Ozonix® EF80 units purchased in July and November 2013. In March 2014, Ecosphere sold the FNES note payable for the Unit sold in July 2013 in exchange for $1 million in cash. The buyer of the note is an FNES member and director. The Company also sold 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million in cash during the three months ended March 31, 2014. During the three months ended June 30, 2014, the Company sold the remaining 50% of the FNES note payable for the Unit sold in November 2013 in exchange for $0.6 million. The buyer of 50% of the $0.6 million note receivable sold in June 2014 is an employee of the Company. As of December 31, 2014, the Company had no accounts receivable balance in connection with the notes payable for the Ozonix® EF80 units sold to FNES in July and November 2013.

As a result of the sale of accounts receivable the Company recognized a loss of $985,085 for the nine months ended December 31, 2014. At December 31, 2014, the Company had an accounts receivable balance of $52,740 due from FNES. The accounts receivable balance consisted of a $44,310 service fee and $8,430 in miscellaneous charges.

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

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

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

Related Party Equipment Sales

In July 2013, FNES purchased Ozonix® EF80 unit 14 from the Company, pursuant to which FNES paid the Company $500,000 and agreed to pay 36 monthly payments of approximately $52,778 beginning in August 2013. As of December 31, 2013, FNES owes the Company approximately $1.53 million relating to this arrangement. See Note 5 for 2014 subsequent Note sales.

In November 2013, FNES purchased one Ozonix® EF80 unit 13 from the Company, pursuant to which FNES paid the Company $250,000 and agreed to pay 36 monthly payments of approximately $59,722 beginning in December 2013. As of December 31, 2013, FNES owes the Company approximately $1.94 million relating to this arrangement. See Note 5 for 2014 subsequent sales of Notes Receivable.

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

Related Party Accounts Receivable

At December 31, 2013, the Company had an accounts receivable balance of approximately $3.5 million due from FNES. The $3.5 million accounts receivable balance primarily consisted of the $3.5 million remaining balance FNES owes on two Ozonix® EF80 units purchased in July and November 2013. (See Note 5)

23.

SUBSEQUENT EVENTS

Convertible Note Issuances

In February 2015, the Company amended previously issued convertible notes in the aggregate principal amount of $1,000,000. The Company increased the aggregate principal amount to $1,250,000 for the additional cash loan. The note continues to accrue interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the additional issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share.

In March 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

On April 14, 2015, the Company and Sea of Green Systems, Inc. borrowed $100,000 from an investment fund (the “Fund’). In exchange the Company issued the Fund a $100,000 12.5% convertible note due in six-months which note shall be convertible either into common stock of a publicly held entity which acquires SOG or the Company.

Convertible Note Extensions and Amendments

In January 2015, the Company amended previously issued convertible notes in the aggregate principal amount of $395,000, reducing the conversion rate from $0.30 per share to $0.12 per share.

In March 2015, two convertible note holders agreed to extend an aggregate principal amount of $245,000 for an additional one year and one convertible note holder agreed to extend an aggregate principal amount of $50,000 for an additional six months in exchange for a reduction in the conversion rate and warrant exercise price from $0.42 per share to $0.12 per share.

In March 2015, two convertible note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that shall be payable in either cash or 434,782 shares of common stock. The Company also issued the note holders five-year warrants to purchase 312,500 shares of common stock at an exercise price of $0.115 per share.

Stock Issuance

In March 2015, the Company elected to pay two convertible holders in shares of common stock in lieu of cash, described above under “Convertible Note Extensions and Amendments.” The Company issued the two holders a total of 434,782 shares of common stock.

Option Grant

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The Director previously declined an automatic grant of options and restricted stock in July 2014.

Licensing Agreement

In January 2015, the Company signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use.

Equipment Purchase Order

In March 2015, the Company received a purchase order from a Company in Malaysia in the industrial wastewater sector for one Ozonix® EF10M and corresponding spare parts. The Company received a deposit of approximately $0.3 million and the manufacturing has commenced as of the date of this filing.

Related Party Note Payable

In January 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, matures in April 2015.

Consulting Agreement

In February 2015, the Company entered into a consulting arrangement for a term of 180 days expiring in August 2015 to advise the Company on strategic opportunities regarding the Ecos GrowCube™. In consideration for the services, the Company issued the consultant 6 million contingently issuable shares of common stock, which is subject to issuance upon meeting certain milestones. The shares will vest if the Company has (a) entered into a reverse merger with a public reporting company which has a cash balance of at least $1.5 million or (b) closed a financing in which a broker-dealer acted as placement agent for the minimum offering which provides the Company with at least $2.0 million. However, if the milestones are not met, the Company shall have the right to redeem the shares and the Company must pay the Consultant $20,000 in cash.

INDEX TO FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of:

Fidelity National Environmental Solutions, LLC

We have audited the accompanying statements of financial condition of Fidelity National Environmental Solutions, LLC as of December 31, 2014 and 2013 and the related statement of operations and changes in members' equity, and cash flows for the year ended December 31, 2014 and for the period from May 24, 2013 to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity National Environmental Solutions, LLC as of December 31, 2014 and 2013 and for the year ended December 31, 2014 and for the period from May 24, 2013 to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net loss of $5,500,377 and cash used in operating activities of $1,021,206 for the year ended December 31, 2014. At December 31, 2014, the Company had a working capital deficit of $1,809,329. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 15, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2014	2013
Assets
Current assets
Cash	$196,115	$1,462,397
Accounts receivable	316,945	431,978
Inventory, net	108,696	474,261
Prepaid expenses and other current assets	21,523	1,984
Total current assets	643,279	2,370,620
Property and equipment, net	3,897,742	6,702,562
Intangible assets, net	1,736,111	1,875,000
Slow moving inventory, net	24,864	—
Deposits	8,200	4,200
Total assets	$6,310,196	$10,952,382

Liabilities and Members' Equity
Current liabilities
Accounts payable and accrued expenses	$188,162	$196,933
Current portion of financing obligations—related party	2,264,446	1,202,304
Current portion of financing obligations	—	8,400
Total current liabilities	2,452,608	1,407,637
Financing obligations, net of current portion—related party	1,003,960	2,268,405
Financing obligations, net of current portion	—	742
Total liabilities	3,456,568	3,676,784

Commitments and Contingencies (Note 8)

Members' equity	2,853,628	7,275,598

Total liabilities and members' equity	$6,310,196	$10,952,382

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

 STATEMENTS OF OPERATIONS AND CHANGES IN MEMBER’S EQUITY

	Year ended December 31, 2014	May 24, 2013 through December 31, 2013
Revenues
Field services	$2,121,998	$3,655,918
Equipment sales and royalties	1,069,126	—
Aftermarket part sales	38,233	133,804
Total revenues	3,229,357	3,789,722
Cost of sales
Field services costs (exclusive of depreciation shown below)	1,516,360	1,423,449
Equipment sales and royalties (exclusive of depreciation shown below)	780,277	—
Aftermarket part costs – related party (exclusive of depreciation shown below)	20,387	127,562
Total cost of sales	2,317,024	1,551,011
Gross profit	912,333	2,238,711
Costs and expenses
Depreciation and amortization	2,977,340	1,718,331
Personnel (includes stock-based compensation of $1,078,407 and $1,432,598 for 2014 and 2013, respectively)	2,129,525	1,838,664
Professional fees	246,901	190,234
Occupancy	203,280	136,429
Travel	248,971	128,881
Insurance	200,976	118,929
Marketing	100,417	62,275
Other general and administrative	153,013	90,833
Total costs and expenses	6,260,423	4,284,576

Loss from operations	(5,348,090)	(2,045,865)

Other income (expense)
Interest expense	(177,287)	(44,302)
Other income	25,000	—
Total other expense, net	(152,287)	(44,302)

Net loss	$(5,500,377)	$(2,090,167)

Members' equity – beginning of period	7,275,598	7,933,167

Equity-based compensation	1,078,407	1,432,598

Members' equity – end of year	$2,853,628	$7,275,598

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

 STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	May 24, 2013 through December 31, 2013

OPERATING ACTIVITIES:
Net loss	$(5,500,377)	$(2,090,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,977,340	1,718,331
Equity-based compensation	1,078,407	1,432,598
Write down of inventory	106,379	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	115,033	40,972
(Increase) decrease in prepaid expenses	(19,539)	24,771
Decrease (increase) in inventory	234,322	(238,508)
Increase in deposits	(4,000)	(11,600)
Decrease in accrued liabilities	(21,491)	—
Increase in accounts payable	12,720	37,938
Net cash used in operating activities	(1,021,206)	914,335

INVESTING ACTIVITIES:
Proceeds from advances to Ecosphere Technologies, Inc.	—	1,385,139
Purchases of property and equipment	(33,630)	(799,117)
Net cash used in investing activities	(33,630)	586,022

FINANCING ACTIVITIES:
Proceeds from issuance of notes payable – related party	1,000,000	—
Repayments of vehicle financing	(9,142)	(5,472)
Repayment of notes payable - related party	(1,202,304)	(280,124)
Net cash used in financing activities	(211,446)	(285,596)

Net (decrease) increase in cash	(1,266,282)	1,214,761

Cash at beginning of period	1,462,397	247,636

Cash at end of year	$196,115	$1,462,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid of interest	$177,287	$44,302
Cash paid for income taxes	$—	$—

SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of slow moving inventory	$24,864	$—
Purchase of equipment with the issuance of notes payable	$—	$3,750,833

The accompanying notes are an integral part of these financial statements.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Fidelity National Environmental Solutions, LLC (the “Company” or “FNES”) has been deploying Ecosphere Technologies, Inc.’s (“ETI”) patented Ozonix® technology in the North American energy market since 2009. FNES is now the leading water treatment provider to the energy services sector and currently provides non-chemical water recycling technologies and services to energy companies operating in the oil and natural gas industry. FNES has enabled oil and gas customers to treat, recycle and reuse over 5 billion gallons of water on more than 1,200 oil and natural gas wells in major shale plays around the United States with its diversified Ecos-Frac® line of Ozonix® products.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the U.S. as promulgated by the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The financial statements presented in this report are from the Period from May 24, 2013 through December 31, 2013 which is the period FNES began being accounting for under the equity method by ETI as noted above and for the year ended December 31, 2014. In accordance with Regulation S-X 3-09 these financial statements of FNES should only depict the period of the fiscal year in which it was accounted for by the equity method.

Going Concern

As reflected in the accompanying financial statements for the year ended December 31, 2014 and for the period May 24, 2013 through December 31, 2013, the Company had a net loss of $5,500,377 and $2,090,167. For the year ended December 31, 2014 the Company had cash used in operations of $1,021,206 and for the period May 24, 2013 through December 31, 2013, the Company had cash provided by operations of $914,335. Additionally, at December 31, 2014, the Company had a working capital deficit of $1,809,329. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to pursue debt funding to further operating capital and working capital later in the fiscal year. Further, the Company is always pursuing sales and licensing transactions for its multi-patented technologies that may provide additional revenues and operating profits. All such actions and funds, if successful, may or may not be sufficient to cover monthly operating expenses as well as meet minimum payments with respect to the Company’s liabilities over the next twelve months in addition to providing additional working capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers, all of which are in the oil and gas industry. No allowance was deemed necessary at December 31, 2014 and 2013.

Inventory

Inventory is primarily comprised of replacement parts for sale to licensed operators and use in equipment utilizing the Ozonix® technology. Inventory on hand at the balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. At December 31, 2014 the Company identified and moved $49,728 of refurbished or used parts to slow moving inventory and further wrote down those parts to $24,864.  Additionally, the Company reserved $106,379 of obsolete parts. Going forward, the Company will expense all parts that have a unit price under $5.00 when purchased and any used or refurbished parts held in the Company’s inventory will be written down by 50% of original costs basis.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives generally ranging from three to seven years. Expenditures for maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of ASC 360-10, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

Intangible Assets

The Company’s intangible assets consist of licensed rights to ETI’s patented Ozonix® technology for the global energy market including, but not limited to, onshore and offshore oil and gas exploration and production, enhanced oil recovery, power generation, coal-fired power plants and refineries. The Company acquired the license in 2009 for cash consideration of $2,500,000 and amortized over 18 years which is the remaining term of the patent using the straight-line method. As of December 31, 2014, the net carrying value of the licensed rights, net of accumulated amortization of $763,889 was $1,736,111, which will be amortized in annual increments of $138,889 through June 2027. Amortization expense totaled $84,006 for the period from May 24, 2013 through December 31, 2013. As of December 31, 2013, the net carrying value of the licensed rights, net of accumulated amortization of $625,000 was $1,875,000.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

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

The Company used Level 3 inputs to estimate the fair value of equity-based compensation granted during the year ended December 31, 2013 which is being expensed over the vesting period of the grant.

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

The Company includes shipping and handling fees billed to customers in revenues, and shipping and handling costs in cost of revenues.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $100,417 and $62,275 for the year ended December 31, 2014 and for the period May 24, 2013 through December 31, 2013, respectively.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

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

Income Taxes

The Company is treated as a partnership for federal and state income tax purposes. Accordingly, the Company is not obligated to pay income taxes on its taxable income; rather its members are responsible for their respective portions of taxable income or losses.

New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the financial statements.

3.

ACCOUNTS RECEIVABLE

As of December 31, 2014 accounts receivable in the amount of $316,945 consisted of amounts due from four customers. As of December 31, 2013 accounts receivable in the amount of $431,978 consisted of amounts due from one customer, for providing EcosFrac® services to treat water without the use of chemicals prior to fracturing natural gas wells. See Note 9.

4.

INVENTORY

Inventory consists of the following:

	December 31,
	2014	2013
Raw materials	$108,696	$224,261
Finished goods	—	250,000
Total	$108,696	$474,261

At December 31, 2014 the Company identified and moved $49,728 of refurbished or used parts to slow moving inventory and further wrote down those parts to $24,864.  Additionally, the Company reserved $106,379 of obsolete parts.

5.

PROPERTY AND EQUIPMENT

Property and equipment as of December 31 2014 and 2013, consists of the following:

	Estimated Useful Lives	December 31,
	in Years	2014	2013
Machinery and equipment	5	$17,056,405	$17,026,374
Furniture and fixtures	5 to 7	30,812	27,212
Automobiles and trucks	3 to 5	171,798	171,798
		17,259,015	17,225,384
Less total accumulated depreciation		(13,361,273)	(10,522,822)
Property and equipment, net		$3,897,742	$6,702,562

Depreciation expense for the year ended December 31, 2014 and for the period from May 24, 2013 through December 31, 2013 amounted to $2,838,451 and $1,634,325, respectively.

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

6.

FINANCING OBLIGATIONS

Financing obligations consisted of the following as of December 31, 2014 and 2013:

	December 31,
	2014	2013
Secured equipment note payable issued in 2013 as partial consideration for the purchase of equipment from ETI, payable in monthly installments of $52,778 through July 2016. The note is non-interest bearing and carried at the present value of future payments using an implied annual interest rate of 5.05%. See Note 11.	$961,793	$1,530,869

Secured equipment note payable issued in 2013 as partial consideration for the purchase of equipment from ETI, payable in monthly installments of $59,722 through November 2016. The note is non-interest bearing and carried at the present value of future payments using an implied annual interest rate of 5.05%. See Note 11.	1,306,613	1,939,840

Secured note payable issued in October 2014, maturing in September 2015 subsequently extended to December 2015. See Note 11. The note accrues interest at an annual interest rate of 12% and the Company began making quarterly interest payments on December 30, 2014.	1,000,000	—

Secured vehicle notes payable in monthly installments totaling $877 over 60 months accruing interest at an annual rate of 8.9%.	—	9,142

Total	3,268,406	3,479,851
Less Current Portion	(2,264,446)	(1,210,704)
Financing obligations, long-term portion	$1,003,960	$2,269,147

Aggregate annual maturities of debt are as follows as of December 31, 2014:

For the year ended December 31,	Amount
2015	$2,264,446
2016	1,003,960
Total	$3,268,406

7.

MEMBERS’ EQUITY

The Company has one class of membership unit and is authorized to issue an aggregate of 1,000,000 units. As of December 31, 2014 and 2013, there were 127,393 units outstanding. Each member has rights, obligations and other features provided to Members generally.

Equity Based Compensation

In July 2013, the Company granted certain members of its board of directors and management options to acquire 10% of membership interests for aggregate consideration of $20,000,000 over a term of 5 years. The options provide for a cashless exercise feature in the event of a change of control. The grant-date fair value of the options, totaling $2,819,619, was estimated using the Black-Scholes Method and the following assumptions: expected term – 7 years; volatility – 94.63%, risk free rate – 2.27%, expected dividends – 0%. One third of the options vested immediately on August 23, 2013 and the remaining two thirds vest on August 23, 2014 and 2015. The Company recognized $1,078,407 and $1,432,598 of compensation expense related to these options for the year ended December 31, 2014 and for the period May 24, 2013 through December 31, 2013, respectively.

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

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

9.

CONCENTRATION OF RISK

For the year ended December 31, 2014, 49% and 39% of the Company’s revenues were from customers A and B, respectively, in the oil and gas industry. Of the two revenue sources, 66% related to mobile, Ozonix® water recycling services provided during hydraulic fracturing operations and 33% related to the sale of Ozonix® water treatment equipment. As of December 31, 2014, approximately 11% of accounts receivable was from customer B, 19% from Customer C, 21% from Customer D and 49% from Customer E. Customer A is no longer a customer of FNES as of December 31, 2014.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2014. As of December 31, 2014, the Company’s bank balances do not exceeded FDIC insured amounts.

10.

RELATED PARTY TRANSACTIONS

In 2013, the Company acquired equipment from ETI, a 30.6% member of the Company, for aggregate consideration of $4.8 million, of which $750,000 was paid upon delivery of the equipment, and remaining $4,050,000 balance is payable in monthly installments of $112,500, comprised of principal plus implied interest with an annual rate of 5.05%. The present value of the remaining payments is $2,268,406 which is included in financing obligations on the accompanying balance sheet. (See Note 6)

In January 2014, the Company sold one Ozonix® EF10M unit to Hydrosphere Energy Solutions, LLC, the Company’s Canadian licensee, that was previously acquired from ETI in 2013. The Company made a payment to ETI in the amount of $107,925 for 50% of the adjusted gross profit.

In October 2014, the Company issued a note payable in the aggregate principal amount of $1.0 million to three of the Company’s Board members. The note accrues interest at an annual rate of 12% and the Company began making quarterly interest payments on December 30, 2014. The note matures in September 2015. (See Note 11)

In October 2014, the Company purchased equipment from ETI for $416,600, which was then sold to FNES’ Canadian licensee, Hydrosphere Energy Solutions, LLC.

The Company pays ETI a service fee for its continued accounting, executive, administrative and other miscellaneous services. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. All costs relating to the service fee are charged to various expense accounts on the statement of operations. The Company had an accounts payable balance at December 31, 2014 of $44,310 relating to December 2014 services performed by ETI.

The Company has an accounts payable balance as of December 31, 2014 of $52,740 due to ETI which is comprised of a $44,310 monthly service fee described above and $8,430 in miscellaneous charges.

During the year ended December 31, 2014, the Company acquired approximately $40,000 in aftermarket parts which is included in inventory and in cost of sales as applicable from ETI.

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

FIDELITY NATIONAL ENVIRONMENTAL SOLUTIONS, LLC

NOTES TO FINANCIAL STATEMENTS FOR THE YEAR ENDED

DECEMBER 31, 2014

11. SUBSEQUENT EVENTS

Note Payable Issuance

In February 2015, the Company issued a note payable in the aggregate principal amount of $0.5 million to one of the Company’s Board members. The note accrues interest at an annual rate of 12%, maturing in January 2016 with a partial interest payment due September 1, 2015 in the amount of $15,000 with the balance due January 30, 2016. The Company also extended the Maturity Date from September 2015 to December 2015 for the original note issued in October 2014 in the aggregate principal amount of $1.0 million. Furthermore, the Company entered into a forbearance agreement relating to the $1.0 million note where the note will not be callable and quarterly interest payments are deferred until the due date so long as the Company makes a September 1, 2015 interest payment in the amount of $30,000 with the balance due December 30, 2015.

Forbearance Agreement

In January 2015, the Company entered into a forbearance agreement on notes payable related to equipment purchases from ETI due July and November 2016, respectively. The forbearance agreement waives monthly payments through June 30, 2015. The Company will pay $15,000 per month per note payable beginning July 1, 2015 through the notes due dates. See Note 6.