Form 10-Q
period 2015-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2015-05-15
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 11, 2015
Common Stock, $0.01 par value per share	165,168,894 shares

SIGNATURES	33

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$219,011	$31,800
Restricted cash	50,050	50,050
Accounts receivable	—	2,400
Current portion of accounts receivable-related party	5,455	52,740
Inventory	788,264	559,150
Prepaid expenses and other current assets	165,953	55,109
Total current assets	1,228,733	751,249
Investment in unconsolidated investee	12,379,570	12,668,298
Property and equipment, net	1,268,891	1,356,628
Slow moving inventory, net	71,401	71,401
Patents, net	188,306	189,303
Deposits	14,840	14,840
Total assets	$15,151,741	$15,051,719

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$700,480	$417,721
Accrued liabilities	1,128,405	981,012
Customer deposit	252,726	1,209
Current portion of deferred revenue	25,000	—
Current portion of convertible notes payable, net of discounts	3,044,028	2,038,116
Current portion of note payable	102,149	102,149
Current portion of related party note payable	50,000	—
Current portion of financing obligations	126,640	56,215
Current portion of capital lease obligation	16,345	16,141
Total current liabilities	5,445,773	3,612,563
Deferred revenue, net of current portion	469,792	—
Convertible notes payable, net of discounts and current portion	—	123,526
Financing obligations, net of current portion	51,038	63,594
Capital lease obligation, net of current portion	21,625	25,788
Total liabilities	5,988,228	3,825,471

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2015 and December 31, 2014; $25,000 per share redemption amount plus dividends in arrears	1,231,619	1,225,994
Series B - 484 shares authorized; 241 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively; $2,500 per share redemption amount plus dividends in arrears	2,592,348	2,577,285
Total redeemable convertible cumulative preferred stock	3,823,967	3,803,279

Commitments and contingencies (Note 12)

Equity
Ecosphere Technologies, Inc. stockholders' equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 165,168,894 and 164,734,112 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,651,689	1,647,341
Additional paid-in capital	115,967,719	115,252,710
Accumulated deficit	(112,278,343)	(109,463,965)
Total Ecosphere Technologies, Inc. stockholders' equity	5,341,065	7,436,086
Noncontrolling interest in consolidated subsidiary	(1,519)	(13,117)
Total equity	5,339,546	7,422,969
Total liabilities, redeemable convertible cumulative preferred stock and equity	$15,151,741	$15,051,719

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Equipment sales and licensing	$5,208	$—
Equipment sales and licensing, related party	—	107,925
Aftermarket part sales, related party	8,506	26,324
Total revenues	13,714	134,249

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	33,925
Aftermarket part costs (exclusive of depreciation shown below)	9,528	21,916
Selling, general and administrative	1,328,964	1,765,120
Depreciation and amortization	92,996	103,949
Loss on sale of notes receivable	—	730,260
Total costs and expenses	1,431,488	2,655,170

Loss from operations	(1,417,774)	(2,520,921)

Loss on investment in unconsolidated investee	(288,728)	(316,324)

Other income (expense)
Interest income	—	36,572
Interest expense	(916,503)	(577,040)
Gain on change in fair value of derivative instruments	—	1,907
Loss on debt extinguishment	(180,687)	—
Other, net	911	—
Total other income (expense), net	(1,096,279)	(538,561)

Net loss	(2,802,781)	(3,375,806)

Preferred stock dividends	(20,688)	(20,688)

Net loss applicable to common stock before allocation to non controlling interest	(2,823,469)	(3,396,494)

Less: net loss applicable to non-controlling interest in consolidated subsidiary	1,519	—

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,821,950)	$(3,396,494)

Net loss per common share applicable to common stock
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	164,431,954	164,142,876
Diluted	164,431,954	164,142,876

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014

Operating Activities:
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(2,821,950)	$(3,396,494)
Adjustments to reconcile net income (loss) applicable to Ecosphere Technologies, Inc. common stock to net cash provided by (used in) operating activities:
Preferred stock dividends	20,688	20,688
Depreciation and amortization	92,996	103,949
Non-controlling interest in loss of consolidated subsidiary	(1,519)	—
Amortization of debt issue costs	—	8,093
Amortization of discount on notes payable	720,887	491,315
Stock-based compensation expense	143,898	199,622
Income from change in fair value of warrant derivative liability	—	(1,907)
Loss on investment in unconsolidated investee	288,728	316,324
Loss on sale of notes receivable	—	730,260
Modification of warrants and options	29,132	—
Shares issued for note extension	47,826	—
Loss on debt extinguishment	180,687	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	49,685	195,132
Increase in prepaid expenses and other current assets	(11,256)	(3,865)
Increase in inventory	(229,114)	(134,241)
Increase in accounts payable	282,761	207,824
Increase (decrease) in accrued liabilities	147,392	(271,694)
Increase in deferred revenue	494,792	—
Increase in customer deposits	251,517	—
Net cash used in operating activities	(312,850)	(1,534,994)
Investing Activities:
Purchase of property and equipment	(2,396)	(126,285)
Interest on restricted cash	—	(44)
Payment of patent costs	(1,865)	—
Net cash used in investing activities	(4,261)	(126,329)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	500,000	245,000
Proceeds from issuance of related party note payable	50,000	—
Proceeds from sale of notes receivable	—	1,600,000
Repayments of notes payable and insurance financing	(21,761)	(17,025)
Repayments of capital lease obligations	(3,959)	(3,764)
Repayments of vehicle and equipment financing	(19,958)	(48,096)
Net cash provided by financing activities	504,322	1,776,115
Net increase in cash	187,211	114,792
Cash at beginning of period	31,800	1,059,651
Cash at end of period	$219,011	$1,174,443

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$53,520	$21,968
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$20,688	$20,688
Cashless exercise of options and warrants	$—	$88
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$519,188	$234,211
Modification of warrants and options	$—	$37,432
Insurance premium finance contract recorded as a prepaid asset	$99,588	$104,299

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The Company is a leader in emerging Advanced Oxidation Processes (“AOP”) and has an extensive portfolio of intellectual property that includes a combined twenty-three (23) approved and pending United States patents for its Ozonix® technology. Ozonix® is a revolutionary AOP that offers customers a chemical-free alternative to high-volume water treatment, disinfection and recycling for a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, marine, mining and municipal wastewater treatment.

Ecosphere’s patented Ozonix® technology has been commercially proven in the oil and gas hydraulic fracturing industry and is currently being used by Fidelity National Environmental Solutions (“FNES”), formerly Ecosphere Energy Services (“EES”), and its sub-licensing partners around the United States and most recently Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal.

In addition to its current operations, FNES presently has a sub-licensing partner, Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled oil and gas customers to treat, recycle and reuse over 5 billion gallons of water for more than 1,200 oil and natural gas wells around the United States and Canada in all major shale plays including but not limited to Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in equipment sales, service and technology licensing revenue.

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

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the Food and Beverage industry in Brazil. In September 2014, the Company completed manufacturing, testing and acceptance of BCE’s first piece of equipment, an Ozonix® EF10M mobile water treatment system capable of treating approximately 420 gallons-per-minute in a 10x12 footprint.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

In April 2015, Ecosphere also announced the receipt of a purchase order for an Ozonix® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, to be used for industrial wastewater treatment applications in Malaysia. Kualiti Alam SDN BHD paid Ecosphere a deposit for the Ozonix® EF10M water treatment system and manufacturing has begun at Ecosphere's Corporate Headquarters in Stuart, Florida USA. Under the terms of the equipment purchase agreement, the Ozonix® EF10M water treatment system is scheduled to be delivered in July 2015.

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office for a mobile solar-powered generator. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With solar power generation capabilities up to 15 kW on the 40’ version, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

In November 2014, Ecosphere’s patented Ecos PowerCube® technology was recognized as a winner in the Green category of the 2014 Best of What’s New Awards from Popular Science. Each year, Popular Science reviews thousands of new innovative products and chooses the top 100 winners across 12 categories for inclusion in the annual Best of What’s New issue – the best-read issue of the year. To win, a product or technology must represent a significant step forward in its category.  Ecosphere’s patented Ecos PowerCube® solar panel array technology was featured in the December 2014 special issue.

In November 2014, the Company formed a new subsidiary, Sea of Green Systems, Inc. (“SOG”) to deploy its most recently announced technology, the Ecos GrowCube™. The Ecos GrowCube™ is a turnkey, fully automated hydroponic growing structure that is made in the USA and fabricated out of aircraft-grade aluminum. An Ecos GrowCube™ utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint and eliminates the need for soil, fossil fuels, pesticides and toxic chemicals. The Ecos GrowCube™ offers commercial and residential farmers the opportunity to grow a wide range of crops in a fully automated and controlled environment virtually anywhere. It is a turn-key solution for the small to medium sized, highly focused hydroponic growers producing high-value crops. SOG has been formed to monetize Ecosphere’s Ecos GrowCube™ technology and Ozonix® product lines in the hydroponic growing market. The subsidiary has received a royalty-free global field-of-use license to the Company’s Ecos GrowCube™ technology in addition to Ecosphere’s multi-patented Ozonix® water treatment technology and all associated automation, software and controls for hydroponic growing markets around the world.

In June 2014, the Company engaged ICAP Patent Brokerage to monetize its patented Ozonix® and Ecos PowerCube® technology portfolios and to serve as its exclusive licensing agent. ICAP Patent Brokerage is now the Company’s exclusive broker, tasked with successfully licensing both technologies across a wide variety of industries and applications on a global basis. ICAP Patent Brokerage’s veteran brokers have more than 35 years of experience in monetizing and leveraging intellectual property assets, drawing on an extensive knowledge of the marketplace across multiple sectors throughout the United States, Asia, and Europe. ICAP brings credibility, stability and liquidity to the IP marketplace and is quickly becoming the intellectual property brokerage of choice for IP assets in both the primary and secondary markets.  With the growing pressure on global water resources and the need for clean, renewable energy, we expect Ecosphere’s patented technology portfolio to continue to expand. The Chief Executive Officer of ICAP is a director of and consultant to the Company.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Going Concern

As of May 11, 2015, Ecosphere had cash on hand of approximately $70,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $2,802,781 for the three months ended March 31, 2015, and cash used in operating activities of $312,850, respectively.  At March 31, 2015, the Company had a working capital deficiency and accumulated deficit of $4,217,040 and $112,278,343, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

•

In November 2014, Ecosphere launched its Ecos GrowCube™, a state-of-the-art turnkey fully automated hydropnic growing structure that will use hydroponic growing techniques to maximize crop production using Ecosphere’s Ozonix® patents and thereby eliminating the use of toxic chemicals and pesticides without soil or fossil fuels.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in July 2015 (proceeds of three month note received in January 2015, see Note 14) and $5,135,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $645,000 due in August 2015, $1,800,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $245,000 due in March 2016. See Note 6.

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

March 31, 2015

(UNAUDITED)

Noncontrolling Interest

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives, valuation of remaining interest in FNES and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of March 31, 2015, represents a $50,050 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at March 31, 2015 and December 31, 2014.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ecos PowerCube® completed for future sale and demonstration purposes where no binding sales contract exists and work-in-process representing water treatment equipment and one Ecos GrowCube™ being manufactured and assembled for future sale and demonstration purposes. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4 and see Note 14 for security interest in inventory.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at March 31, 2015 and December 31, 2014 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

March 31, 2015

(UNAUDITED)

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Licensing Revenue

The Company typically amortizes licensing revenue over the life of a licensing agreement in accordance with SAB Topic 13f and the unamortized portion is recorded as deferred revenue. See Note 7.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2015, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the three months ended March 31, 2015 and 2014, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Three Months Ended
	March 31,
	2015	2014
Convertible debt	41,485,507	9,091,146
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	106,220,018	74,063,888
Total Anti-Dilutive Potential Common Stock	148,068,022	83,517,531

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

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

As a result of its sale of a 12% interest in FNES on May 24, 2013, the Company deconsolidated FNES and accounts for its investment using the equity method of accounting. The Company sold an additional 8% interest in FNES in July 2013, reducing its ownership interest in FNES to 30.6%. Condensed unaudited summary financial information for FNES as of March 31, 2015 and for the three months ended March 31, 2015 is as follows:

March 31, 2015
(Unaudited)
ASSETS
Cash	$257,202
Accounts receivable	306,040
Property and equipment	3,564,698
Inventory	108,696
Prepaid expenses	119,750
Intangible assets	1,701,389
Slow moving inventory, net	24,864
Deposits	8,200

Total assets	$6,090,839

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$198,666
Accounts payable, related party	5,455
Financing obligations	90,284
Debt	1,306,613
Debt, related party	2,461,793
Members' equity	2,028,028

Total liabilities and members' equity	$6,090,839

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$363,655	$1,722,531
Cost of sales	348,102	967,861
Gross profit	15,553	754,670
Operating expenses	918,385	1,744,328
Operating loss	(902,832)	(989,658)
Other loss	40,961	44,339
Net loss	(943,793)	(1,033,997)
Ownership interest (rounded)	31%	31%
Share of net loss	$(288,728)	$(316,324)
Total equity interest loss recorded	$(288,728)	$(316,324)
Investment	$12,379,570	$14,053,115

4.

INVENTORY

Inventory consists of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Raw materials	$71,579	$46,804
Work in process	415,287	210,948
Finished goods	301,398	301,398
	$788,264	$559,150

At December 31, 2014, the Company recorded an inventory reserve for slow moving parts that have not moved in or out of the Company’s inventory in over one year; the value of these parts is $142,802. The majority of these parts are related to the manufacturing of Ozonix® EF80 units that the Company has not been manufacturing within the last year. Since the slow moving inventory is not obsolete and may have a future use, the Company then wrote down the slow moving inventory by 50%. This is the best estimate taking into consideration that the parts are only slow moving not obsolete. The balance of the slow moving inventory was $71,401 and is included as a long-term asset in the accompanying unaudited condensed consolidated balance sheet.

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2015, and December 31, 2014:

	Estimated Useful
	Lives in Years	2015	2014
Machinery and equipment	5	$2,061,914	$2,061,914
Furniture and fixtures	5 to 7	358,974	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	526,659	524,263
Office equipment	5	620,858	620,858
		3,710,546	3,708,150
Less total accumulated depreciation		(2,441,655)	(2,351,522)
Property and equipment, net		$1,268,891	$1,356,628

The Company had minimal additions to furniture and fixtures and office equipment relating to the build out of the mining office in Park City, UT during the three months ended March 31, 2015. Depreciation expense amounted to approximately $0.1 million for the three months ended March 31, 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

6.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at March 31, 2015, and December 31, 2014:

Convertible Notes Payable

March 31, 2015	December 31, 2014

In March 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.92%, an expected term of five years, a risk-free discount rate of 1.41% and no dividends. As of March 31, 2015, the unamortized amount of the discount was $233,051 and accrued interest was $833.

$16,949	$—

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. As of March 31, 2015, the unamortized amount of the discount was $327,828 and accrued interest was $17,222.

172,172	47,172

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. In February 2015, the Company amended the Note, increasing the aggregate principal amount to $1,250,000. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $214,620 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 71.56%, an expected term of five years, a risk-free discount rate of 1.49% and no dividends. As of March 31, 2015, the unamortized amount of the discount was $615,478 and accrued interest was $57,500.

634,522	300,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

March 31, 2015	December 31, 2014

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. As of March 31, 2015, the unamortized amount of the discount was $27,823 and accrued interest was $29,736.

217,177	123,526

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $150,000. As a result of the modification, the Company recorded a debt discount of $20,679. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $68,063 which included discounts associated with the old debt. As of March 31, 2015, the unamortized amount of the discount was $636,792 and accrued interest was $218,125.

1,063,208	793,406

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

March 31, 2015	December 31, 2014

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. As of March 31, 2015, there was no unamortized discount and accrued interest was $28,206.

645,000	602,538

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

	March 31, 2015	December 31, 2014

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. These Notes were further extended in March 2015. As of March 31, 2015, there was no unamortized amount of the discounts. Accrued interest at March 31, 2015 was $126,089.

	295,000	295,000

Total	3,044,028	2,161,642
Less Current Portion, net of discounts	(3,044,028)	(2,038,116)
Convertible notes payable, long term, net of discounts	$—	$123,526

A summary of convertible notes payable and the related discounts as of March 31, 2015, and December 31, 2014 is as follows:

	March 31, 2015	December 31, 2014
Principal amount of convertible notes payable	$4,885,000	$4,385,000
Unamortized discount	(1,840,972)	(2,223,358)
Convertible notes payable, net of discount	3,044,028	2,161,642
Less: current portion	(3,044,028)	(2,038,116)
Convertible notes payable, net of discount, less current portion	$—	$123,526

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at March 31, 2015 and December 31, 2014, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025 with the last payment due December 2015. The Company’s last quarterly payment was October 2014. Accordingly, $102,149 is included as a current liability in the accompanying consolidated financial statements.

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest an annual rate of 10%, matures in April 2015. In April 2015, the Company extended this note (see Note 14).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Financing Obligations

	March 31, 2015	December 31, 2014
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$51,976	$61,212

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	44,749	46,777

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2015.	77,827	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	—	8,326

Secured non-interest bearing, software notes payable in monthly installments totaling $176 plus applicable taxes and fees over 36 months with a $1 purchase option at the end of the lease agreement in April 2017.	3,126	3,494

Total	177,678	119,809
Less Current Portion	(126,640)	(56,215)
Financing obligations, long-term portion	$51,038	$63,594

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of March 31, 2015, by fiscal year, are as follows:

For the year ended December 31,	Payment
2015	$13,416
2016	17,888
2017	8,946
Total	40,250
Less implied interest	(2,280)
Capital lease obligation	37,970
Less current potion	(16,345)
Long-term portion	$21,625

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of March 31, 2015:

For the year ended December 31,	Amount
2015	$4,623,415
2016	541,458
2017	19,005
2018	11,219
2019	7,701
Total debt- face value	5,202,798
Less: unamortized discount	(1,840,972)
Net debt	$3,361,826

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

7.

DEFERRED REVENUE

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20 year life of the licensing agreement. For the three months ended March 31, 2015, the Company recorded $5,208 as equipment sales and licensing revenue. The remaining $494,792 of the licensing fee is recorded as deferred revenue with $25,000 in current and $469,792 will be amortized over the 20 year period.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2015 and December 31, 2014 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,081,619 and $1,075,994 on March 31, 2015 and December 31, 2014, respectively.

Series B

At March 31, 2015 and December 31, 2014 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $1,989,828 and $1,974,785 on March 31, 2015 and December 31, 2014, respectively.

9.

COMMON STOCK

Shares issued and issuable during the three months ended March 31, 2015 are summarized below.

Shares outstanding and issuable at December 31, 2014	164,734,112
Shares issued for extension fee (a)	434,782
Total common shares outstanding at March 31, 2015	165,168,894

———————

(a)

issued in lieu of a $50,000 payment as an extension fee to two convertible note holders. See Note 6.

10.

STOCK OPTIONS AND WARRANTS

Convertible Note Issuances

In February 2015, the Company amended previously issued convertible notes in the aggregate principal amount of $1,000,000. The Company increased the aggregate principal amount to $1,250,000 for the additional cash loan. The note continues to accrue interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the additional issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 6.

In March 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 6.

Convertible Note Extensions and Amendments

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

March 31, 2015

(UNAUDITED)

Stock Option Grant

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The Director previously declined an automatic grant of options and restricted stock in July 2014.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended March 31, 2015:

Risk-free interest rate	1.00% to 1.13%
Expected option life in years	2.76 to 4 years
Expected stock price volatility	63.20% to 68.33%
Expected dividend yield	None

Stock-based compensation expense related to options for the three months ended March 31, 2015 was $143,898. At March 31, 2015, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $366,674. This unrecognized compensation cost is expected to be recognized over the next 21 months.

11.

RELATED PARTY TRANSACTIONS

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. The Company paid $50,000 related to the January 2015 licensing agreement.

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members and who is also the Chief Executive Officer of ICAP Patent Brokerage. For the three months ended March 31, 2015, the Company has incurred $62,500 pursuant to the consulting agreement.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had no accounts receivable balance at March 31, 2015 relating to March 2015 services performed for FNES.

Related Party Accounts Receivable

At March 31, 2015 the Company had an accounts receivable balance of $5,455 due from FNES. The accounts receivable balance consisted of $5,455 in miscellaneous charges.

Related Party Option Grant

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(UNAUDITED)

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in April 2015. In April 2015, the note holder agreed to extend the note (see Note 14).

12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the three months ended March 31, 2015 the Company recognized rent expense amount of $50,232 for all four buildings in Stuart, FL.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $173,793 as of March 31, 2015, relating to this five-year lease agreement.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of March 31, 2015, the Company had an accrued balance of $75,000 which is comprised of the $150,000 obligation less $75,000 in payments. Upon final payment in accordance with the settlement, the Company will record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of March 31, 2015 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

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

March 31, 2015

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

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At March 31, 2015, accounts receivable of $5,455 was comprised of one related party customer balance amounting to 100% of the total receivable balance. In addition, that same related party customer accounted for 62% of revenue and customer B accounted for 38% of revenue, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2015. As of March 31, 2015, the Company had $10,519 in cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

14.

SUBSEQUENT EVENTS

Convertible Note Issuances

In April 2015, the Company and SOG closed an initial $100,000 transaction with an investment fund (the “Fund’). In exchange the Company issued the Fund a $100,000 12.5% convertible note due in six-months which note shall be convertible either into common stock of a publicly held entity which acquires SOG or the Company. Also, in connection with the transaction, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of ETI’s common stock at an exercise price of $0.115 per share.

In May 2015, the Company issued a $250,000 convertible note. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Note is secured by first liens on the Company’s Ecos GrowCube™ unit, the Company’s patent pertaining to the Company’s technology related to treating the waters of Lake Okeechobee and a patent pending on the Company’s Ecos GrowCube™. In addition, the Note is secured by collateral the Lender previously had on other notes evidencing prior loan totaling $1,500,000, consisting of the Ecos PowerCube® unit and the right to proceeds from any sale of the Company’s interest in Fidelity National Environmental Solutions, LLC (collectively, the security interests are the “Collateral”). In the event of any sale of the Collateral upon a default under the Note or any of the Company’s prior notes held by the Lender, which are also secured by the Collateral, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the Note, the prior notes held by the Lender, and related costs.

Related Party Note Payable Extension

In April 2015, a related party note holder agreed to extend an aggregate principal amount of $50,000 for an additional three months. The note accrues interest at an annual rate of 10% and matures in July 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2014.

Company Overview

Ecosphere is a technology development and intellectual property licensing company that develops environmental solutions for global markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent pending clean water and clean energy technologies:  technologies like Ozonix®, the Ecos PowerCube® and our most recently announced Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

Key highlights include:

•

In April 2015, Ecosphere received a purchase order for an Ozonix® EF10M water treatment system from Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, for industrial wastewater treatment applications in Malaysia. Kualiti Alam SDN BHD made a deposit toward the purchase of the Ozonix® EF10M water treatment system and manufacturing has begun at Ecosphere’s Corporate Headquarters in Stuart, Florida USA. Under the terms of the equipment purchase agreement, the Ozonix® EF10M water treatment system is scheduled to be delivered in July 2015.

•

In April 2015, Ecosphere announced that another Ozonix® patent had been approved by the United States Patent and Trademark Office (USPTO), bringing Ecosphere's Ozonix® intellectual property portfolio to 11 approved U.S. patents with numerous U.S. and International patents pending. On April 7, 2015, the USPTO issued a formal Notice of Allowance for Patent # 8,999,154, which is a process patent for treating fluids. This latest patented invention relates to fluid treatment and, in particular, to a water treatment apparatus for destroying aerobic and anaerobic bacteria in Florida's Lake Okeechobee, the C44 Canal and the Indian River Lagoon based on the principle of degradation/disinfection using a combination of Ozone (O3) Injection, Hydrodynamic Cavitation, Acoustic Cavitation and Electrolysis.

•

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. Under the terms of the license agreement, USH20 was required to pay Ecosphere an upfront technology licensing fee in addition to ongoing royalty payments beginning 18 months after the signing of the license agreement on all Ozonix® related gross revenue for the life of the patents.  Ecosphere received $500,000 in licensing fees from USH20.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere’s patents and patents pending are reflected in its unaudited consolidated balance sheet based on the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take into account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20-year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for by granting local, regional or global field-of-use licenses to industry-specific partners.

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

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix® technology is a revolutionary, high volume, AOP designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our Ecos PowerCube® is a mobile patented solar-powered generator. In addition to the Company’s patented Ozonix® and Ecos PowerCube® technologies, the Company has recently announced the launch of and the first sale to SOG of the Ecos GrowCube™ technology and product line, which is the world’s most state-of-the-art, fully-automated hydroponic growing system for cultivating high-value crops.

As a result, the Company has developed an extensive portfolio of intellectual property that includes more than 35 patented and patent-pending technologies that are available for exclusive and nonexclusive licensing opportunities throughout the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on licensing its multi-patented Ozonix® and Ecos PowerCube® technologies, as well as leasing and selling its Ecos GrowCube™ hydroponic growing systems.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

Results of Operations

Comparison of the Three Months ended March 31, 2015 with the Three Months Ended March 31, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2015	2014	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$5,208	$—	$5,208
Equipment sales and licensing, related party	—	107,925	(107,925)
Aftermarket part sales, related party	8,506	26,324	(17,818)
Total revenues	13,714	134,249	(120,535)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	—	33,925	(33,925)
Aftermarket part costs (exclusive of depreciation shown below)	9,528	21,916	(12,388)
Salaries and employee benefits	801,140	927,959	(126,819)
Administrative and selling	269,195	222,633	46,562
Professional fees	249,467	534,012	(284,545)
Depreciation and amortization	92,996	103,949	(10,953)
Research and development	9,162	80,516	(71,354)
Loss on sale of notes receivable	—	730,260	(730,260)
Total costs and expenses	1,431,488	2,655,170	(1,223,682)
Loss from operations	(1,417,774)	(2,520,921)	1,103,147
Loss on investment in unconsolidated investee	(288,728)	(316,324)	27,596
Other income (expense)
Interest income	—	36,572	(36,572)
Interest expense	(916,503)	(577,040)	(339,463)
Loss on debt extinguishment	(180,687)	—	(180,687)
Change in fair value of derivative instruments	—	1,907	(1,907)
Other, net	911	—	911
Total other expense, net	(1,096,279)	(538,561)	(557,718)
Net loss	(2,802,781)	(3,375,806)	573,025
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(2,823,469)	(3,396,494)	573,025
Net loss applicable to noncontrolling interest of consolidated subsidiary	1,519	—	1,519
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,821,950)	$(3,396,494)	$574,544

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.8 million during the three months ended March 31, 2015 (the "2015 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $3.4 million for the three months ended March 31, 2014 (the "2014 Quarter"). The drivers of the $0.6 million quarter-over-quarter change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

In early 2013, the Company began the final phase of its business model by selling a portion of its interest in FNES. The Company and FNES have recently executed agreements with licensees in Brasil and Canada that may result in increased revenues in the near to mid-term, and continues its efforts to secure licensing arrangements in all of its target industries for both, Ozonix® and Ecosphere's patented Ecos PowerCube®. During the 2014 Quarter, FNES sold its Ozonix® EF10M to Hydrosphere Energy Solutions, LLC, resulting in equipment sales of $0.1 million. During the 2015 Quarter, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the licensing fees received under this agreement over its 20 year term. During the 2015 Quarter, $500,000 in licensing fees has been paid by USH20 to Ecosphere.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Quarter were de minimis.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2015 and 2014 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.1 million for the 2015 Quarter was primarily driven by a reduction in payroll related taxes and fees of $0.1 million.

Professional Fees

The $0.3 million decrease in professional fees for the 2015 Quarter was driven by a $0.1 million decrease in consulting fees and $0.1 million decrease in legal fees relating to the Halliburton arbitration.

Loss from Operations

Loss from operations for the 2015 Quarter was $1.4 million compared to loss from operations of $2.5 million for the 2014 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on Investment in Unconsolidated Investee

On May 24, 2013, the Company sold a 12% interest in FNES and transferred an additional 1.5% interest to a board member of FNES, reducing the Company’s ownership in FNES from 52.6% to 39.1%.  Since May 24, 2013, the Company accounts for its investment in FNES under the equity method.  Furthermore, in July 2013, the Company sold an additional 8% interest in FNES and transferred an additional 0.5% interest in FNES reducing the Company’s ownership in FNES from 39.1% to 30.6%. The change in the loss on investment in unconsolidated investee was de minimis for the 2015 Quarter.

Interest Expense

Interest expense for the 2015 Quarter increased $0.9 million which was primarily due to the recent raise of $3.45 million through the sale of Convertible Notes and Warrants along with non-cash interest related charges as compared to $0.6 million for the 2014 Quarter.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2015 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Non-GAAP – Financial Measures

The following discussion and analysis includes both financial measures in accordance with Generally Accepted Accounting Principles, or GAAP, as well as non-GAAP financial measures. Generally, a non-GAAP financial measure is a numerical measure of a company’s performance, financial position or cash flows that either excludes or includes amounts that are not normally included or excluded in the most directly comparable measure calculated and presented in accordance with GAAP. Non-GAAP financial measures should be viewed as supplemental to, and should not be considered as alternatives to net income, operating income, and cash flow from operating activities, liquidity or any other financial measures. They may not be indicative of the historical operating results of Ecosphere nor are they intended to be predictive of potential future results. Investors should not consider non-GAAP financial measures in isolation or as substitutes for performance measures calculated in accordance with GAAP.

Our managements uses and relies on Adjusted Revenues because it believes that requiring a long term deferral of revenues from a licensing transactions which hopefully will result in additional revenues or sales royalties would be confusing to investors.  The Company’s business model is to license intellectual property and the upfront licensing fees are a fundamental portion of that business model.  Deferring revenues does not permit management to focus on how successful it has been while Adjusted Revenues more accurately reflects the Company’s success in lamenting its business model.

Our management uses and relies on Adjusted Revenues and Adjusted EBITDA, which are non-GAAP financial measures. We believe that both management and shareholders benefit from referring to the following non-GAAP financial measures in planning, forecasting and analyzing future periods. Our management uses these non-GAAP financial measures in evaluating its financial and operational decision making and as a means to evaluate period-to-period comparison. Our management recognizes that the non-GAAP financial measures have inherent limitations because of the described excluded items.

Ecosphere defines Adjusted Revenues as GAAP revenues plus deferred licensing revenue which under GAAP is being amortized over the term of a license along with a customer deposit for an equipment purchase order which will be recognized as revenue once the equipment is completed and accepted. Adjusted revenues permit our management to understand if our business model is working in contrast to GAAP revenues.

Ecosphere defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and analysts to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational nature that affect comparability.

We have included a reconciliation of our non-GAAP financial measures to the most comparable financial measure calculated in accordance with GAAP. We believe that providing the non-GAAP financial measures, together with the reconciliation to GAAP, helps investors make comparisons between Ecosphere and other companies. In making any comparisons to other companies, investors need to be aware that companies use different non-GAAP measures to evaluate their financial performance. Investors should pay close attention to the specific definition being used and to the reconciliation between such measure and the corresponding GAAP measure provided by each company under applicable SEC rules.

The following table presents a reconciliation of Adjusted Revenues:

For the Three Months Ended March 31,
2015

Revenues per GAAP	$13,714
Customer deposit for equipment purchase order	252,726
Revenues recognized over term of license	494,792
Adjusted non-GAAP revenues	$761,232

While actual revenues were limited for the three months ended March 31, 2015, that is solely because GAAP does not permit us to reflect the $500,000 we received as an initial license fee.  Because of this clear distortion of our operating results, our management uses Adjusted Revenues, a non-GAAP financial measure.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table presents a reconciliation of Adjusted EBITDA to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Three Months Ended
	March 31,
	2015	2014

Net loss	$(2,802,781)	$(3,375,806)
Interest expense, net of interest income	916,503	540,468
Depreciation and amortization	92,996	103,949
ETI’s share of unconsolidated investee depreciation and amortization	116,677	241,433
Loss of sale of notes receivable	—	730,260
Loss on debt extinguishment	180,687	—
Stock-based compensation	143,898	199,622
ETI’s share of unconsolidated investee stock-based compensation	36,158	106,346
Adjusted EBITDA (Loss)	$(1,315,862)	$(1,453,728)

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(312,850)	$(1,534,994)
Net cash used in investing activities	$(4,261)	$(126,329)
Net cash provided by financing activities	$504,322	$1,776,115

2015 Period

Operating Activities

Net cash used in operating activities was $0.3 million for the 2015 Quarter. For the 2015 Quarter, cash used in operating activities of $0.3 million resulted from the net loss applicable to Ecosphere common stock of $2.8 million and was partially offset by the accretion of discounts of Notes payable of $0.7 million, increase in deferred revenue of $0.5 million in connection with a licensing agreement entered into in January 2015, the Company’s loss on investment in unconsolidated investee, or FNES, of $0.3 million, the increase in accounts payable of $0.3 million, the increase in customer deposits of $0.3 million in connection with an order received for an Ozonix® EF10M from a company in Malaysia and a loss on debt extinguishment of $0.2 million in connection with convertible debt and warrants amended in the 2015 Quarter.

Investing Activities

Net cash used in investing activities was de minimis for the 2015 Quarter. The Company had minimal additions to property, plant and equipment as well as patent additions during the 2015 Quarter.

Financing Activities

The Company’s net cash provided by financing activities of $0.5 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $0.5 million and proceeds from the issuance of a related party note payable of $50,000, which was partially offset by repayments of insurance financing, capital lease obligations and vehicle and equipment financing of approximately $45,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2014 Period

Operating Activities

Net cash used in operating activities was $1.5 million for the 2014 Quarter. For the 2014 Quarter, cash used in operating activities of $1.5 million resulted from the net loss applicable to Ecosphere common stock of $3.4 million and was offset by the loss on sale of notes receivable of $0.7 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES, an accretion of discounts of Notes payable of $0.5 million and the Company’s loss on investment in unconsolidated investee, or FNES of $0.3 million.

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

Liquidity

As of May 11, 2015, Ecosphere had cash on hand of approximately $70,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

If successful, management believes that its current plans will provide sufficient liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in July 2015 and $5,135,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $645,000 due in August 2015, $1,800,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $245,000 due in March 2016.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements. Additionally, the Company pays a non-employee director, Chief Executive Officer of ICAP, a consulting fee of $250,000 per year.

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended March 31, 2015 and during the three months ended March 31, 2014.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including expanding our technology into other industries, replicating the success of FNES, the value of subsidiaries in other verticals, anticipated and potential revenue and its plans with respect to liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, our ability to raise short-term and long-term working capital, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing and the marijuana industry, the ability to find purchasers and investors for our technologies, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties, USH20’s continued success marketing or using in the landfill and marine port industries and the general reluctance of businesses to utilize new technology.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2014. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business. During the period covered by this report there were no material changes to any pending legal proceedings to which we are a party.

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

ECOSPHERE TECHNOLOGIES, INC.

May 15, 2015	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

May 15, 2015	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	5/12/14	3.1
3.2	Bylaws, as amended	10-Q	5/12/14	3.2
10.1	Form of Securities Purchase Agreement	8-K	3/26/15	10.1
10.2	Form of Convertible Promissory Note	8-K	3/26/15	10.2
10.3	Form of Warrant	8-K	3/27/15	10.1
10.4	Security Agreement, dated as of September 12, 2014	8-K	9/18/14	10.4
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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