Form 10-Q
period 2015-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2015-08-19
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at August 18, 2015
Common Stock, $0.01 par value per share	165,168,894 shares

SIGNATURES	37

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$361	$31,800
Restricted cash	50,050	50,050
Accounts receivable	—	2,400
Current portion of accounts receivable-related party	47,671	52,740
Inventory	1,192,060	559,150
Prepaid expenses and other current assets	131,032	55,109
Total current assets	1,421,174	751,249
Investment in unconsolidated investee	12,177,415	12,668,298
Property and equipment, net	1,178,651	1,356,628
Slow moving inventory, net	71,401	71,401
Patents, net	185,444	189,303
Deposits	14,840	14,840
Total assets	$15,048,925	$15,051,719

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity
Current liabilities
Accounts payable	$940,693	$417,721
Accrued liabilities	1,218,917	981,012
Customer deposit	442,260	1,209
Current portion of deferred revenue	25,000	—
Current portion of convertible notes payable, net of discounts	4,047,392	2,038,116
Note payable	102,149	102,149
Related party note payable	50,000	—
Current portion of financing obligations	94,549	56,215
Current portion of capital lease obligation	16,552	16,141
Total current liabilities	6,937,512	3,612,563
Deferred revenue, net of current portion	463,542	—
Convertible notes payable, net of discounts and current portion	—	123,526
Financing obligations, net of current portion	38,240	63,594
Capital lease obligation, net of current portion	17,408	25,788
Total liabilities	7,456,702	3,825,471

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2015 and December 31, 2014; $25,000 per share redemption amount plus dividends in arrears	1,237,244	1,225,994
Series B - 484 shares authorized; 241 shares issued and outstanding at June 30, 2015 and December 31, 2014; $2,500 per share redemption amount plus dividends in arrears	2,607,411	2,577,285
Total redeemable convertible cumulative preferred stock	3,844,655	3,803,279

Commitments and contingencies (Note 12)

Equity
Ecosphere Technologies, Inc. stockholders' equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 165,168,894 and 164,734,112 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,651,689	1,647,341
Additional paid-in capital	116,685,070	115,252,710
Accumulated deficit	(114,573,132)	(109,463,965)
Total Ecosphere Technologies, Inc. stockholders' equity	3,763,627	7,436,086
Noncontrolling interest in consolidated subsidiary	(16,059)	(13,117)
Total equity	3,747,568	7,422,969
Total liabilities, redeemable convertible cumulative preferred stock and equity	$15,048,925	$15,051,719

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Equipment sales and licensing	$6,250	$—	$11,458	$—
Equipment sales and licensing, related party	—	—	—	107,925
Aftermarket part sales	—	3,571	—	3,571
Aftermarket part sales, related party	—	—	8,506	26,324
Total revenues	6,250	3,571	19,964	137,820

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	18,772	—	18,772	33,925
Aftermarket part costs (exclusive of depreciation shown below)	—	5,133	9,528	27,049
Selling, general and administrative	855,655	1,317,341	2,184,619	3,082,461
Depreciation and amortization	93,102	106,032	186,098	209,981
Loss on sale of notes receivable	—	254,825	—	985,085
Total costs and expenses	967,529	1,683,331	2,399,017	4,338,501

Loss from operations	(961,279)	(1,679,760)	(2,379,053)	(4,200,681)

Loss on investment in unconsolidated investee	(202,155)	(426,678)	(490,883)	(743,002)

Other income (expense)
Interest income	—	8,517	—	45,089
Interest expense	(1,146,116)	(336,256)	(2,062,619)	(913,296)
Loss on debt extinguishment	—	—	(180,687)	—
Gain on change in fair value of derivative instruments	—	1,764	—	3,671
Other, net	221	4,430	1,132	4,430
Total other expense, net	(1,145,895)	(321,545)	(2,242,174)	(860,106)

Net loss	(2,309,329)	(2,427,983)	(5,112,110)	(5,803,789)

Preferred stock dividends	(20,688)	(20,688)	(41,376)	(41,376)

Net loss applicable to common stock before allocation to non controlling interest	(2,330,017)	(2,448,671)	(5,153,486)	(5,845,165)

Less: net loss applicable to non-controlling interest in consolidated subsidiary	1,423	9,681	2,942	9,681

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,328,594)	$(2,438,990)	$(5,150,544)	$(5,835,484)

Net loss per common share applicable to common stock
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding
Basic	165,168,894	164,147,155	165,050,536	164,145,027
Diluted	165,168,894	164,147,155	165,050,536	164,145,027

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(5,150,544)	$(5,835,484)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	41,376	41,376
Depreciation and amortization	186,098	209,981
Non-controlling interest in loss of consolidated subsidiary	(2,942)	(9,681)
Amortization of debt issue costs	—	16,186
Amortization of discount on notes payable	1,724,251	742,597
Stock-based compensation expense	274,955	324,442
Income from change in fair value of warrant derivative liability	—	(3,671)
Loss on investment in unconsolidated investee	490,883	743,002
Loss on sale of notes receivable	—	985,085
Modification of warrants and options	36,115	115,061
Shares issued for note extension	47,826	—
Loss on debt extinguishment	180,687	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,469	270,457
Decrease in prepaid expenses and other current assets	23,665	100,640
Increase in inventory	(632,910)	(293,004)
Increase in accounts payable	521,344	3,789
Increase (decrease) in accrued liabilities	237,905	(200,508)
Increase in customer deposits	441,051	—
Increase in deferred revenue	488,542	—
Net cash used in operating activities	(1,084,229)	(2,789,732)
Investing Activities:
Purchase of property and equipment	(2,396)	(170,048)
Transfer to restricted cash	—	(25,000)
Interest on restricted cash	—	(50)
Payment of patent costs	(1,865)	(30,095)
Net cash used in investing activities	(4,261)	(225,193)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	1,100,000	245,000
Proceeds from issuance of related party note payable	50,000	—
Proceeds from warrant and option modifications	—	60,000
Proceeds from sale of notes receivable	—	2,171,277
Bank overdraft	1,629	—
Repayments of notes payable and insurance financing	(54,797)	(91,554)
Repayments of capital lease obligation	(7,969)	(7,577)
Repayments of vehicle and equipment financing	(31,812)	(79,519)
Net cash provided by financing activities	1,057,051	2,297,627
Net decrease in cash	(31,439)	(717,298)
Cash at beginning of period	31,800	1,059,651
Cash at end of period	$361	$342,353

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$58,796	$41,358
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Accrued preferred stock dividends	$41,376	$41,376
Cashless exercise of options and warrants	$—	$88
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$1,119,188	$234,211
Modification of warrants and options	$—	$115,061
Insurance premium finance contract recorded as a prepaid asset	$99,588	$104,299

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops environmental solutions for global water, energy and industrial markets.  The Company helps clients increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  Technologies like Ozonix®, the Ecos PowerCube® and the recently announced Ecos GrowCube™, which are available for exclusive and nonexclusive licensing opportunities across a wide range of industries and applications throughout the world.

OZONIX® TECHNOLOGY

The Company is a leader in emerging Advanced Oxidation Processes (“AOP”) and has an extensive portfolio of intellectual property that includes a combined twenty-three (23) approved and pending United States patents for its Ozonix® water treatment technology. Ozonix® is a revolutionary AOP that offers customers a chemical-free alternative to high-volume water treatment, disinfection and recycling for a wide variety of industries and applications, including but not limited to agriculture, energy, food and beverage, industrial, marine, mining and municipal wastewater treatment.

Ecosphere’s patented Ozonix® technology has been commercially proven in the Oil & Natural Gas hydraulic fracturing (or “fracking”) industry and is currently being used by Fidelity National Environmental Solutions (“FNES”), formerly Ecosphere Energy Services (“EES”), a 30.6% Ecosphere owned entity, and its sub-licensing partners around the United States and most recently Canada. FNES has an exclusive field-of-use license for Ecosphere's patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal.

In addition to its current operations, FNES presently has Oil & Gas sub-licensing partners that include, Hydrosphere Energy Solutions, LLC in the territory of Alberta and North East British Columbia, Canada. Since 2009, FNES and its sub-licensing partners have enabled customers to treat, recycle and reuse over 5 billion gallons of water for more than 1,500 oil and natural gas wells around the United States and Canada in all major shale plays including but not limited to the Fayetteville, Haynesville, Woodford, Eagle Ford, Bakken, Marcellus and Permian Basin; protecting $5 billion worth of well assets and generating over $70 million in equipment sales, service and technology licensing revenue for Ecosphere and FNES. FNES service business has been adversely affected by the slowdown in oil and gas drilling.

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

•

2012 Frost & Sullivan North American Product Leadership Award in Disinfection Equipment for Shale Oil and Gas Wastewater Treatment; and

•

2010, 2011, 2012 Artemis "Top 50 Water Technologies" Winner.

Outside of the energy industry, Ecosphere has recently signed an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy (“BCE”), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the Food and Beverage industry in Brazil. In September 2014, the Company completed manufacturing, testing and acceptance of BCE’s first piece of equipment, an Ozonix® EF10M mobile water treatment system, capable of treating approximately 420 gallons-per-minute in a 10x12 footprint. The unit has been delivered and BCE is in the process of setting up its operations in Brazil.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the landfill leachate and marine port & terminal fields-of-use. Under the terms of the license agreement, USH20 was required to pay Ecosphere an upfront $500,000 technology licensing fee in addition to ongoing royalty payments on all Ozonix® related gross revenue for the life of the patents. Revenue is being recognized over the 20-year term of the license.

In April 2015, Ecosphere also announced the receipt of a purchase order for an Ozonix® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, to be used for industrial wastewater treatment applications in Malaysia. Kualiti Alam SDN BHD paid Ecosphere a deposit for the Ozonix® EF10M water treatment system and manufacturing of the unit is currently still in progress at Ecosphere's corporate headquarters and manufacturing facilities in Stuart, Florida USA. See Note 14.

ECOS POWERCUBE® TECHNOLOGY

In addition to Ozonix®, Ecosphere has recently received a patent from the United States Patent Office (“USPTO”) for a mobile solar-powered generator that was under review by the USPTO for approximately 7 years. The Ecos PowerCube® is a portable, self-contained micro-utility that uses the power of the sun to provide electricity in the most remote, off-grid locations. Designed to meet the growing demand for off-grid energy, with a unique, patented array of stacked solar panels, the Ecos PowerCube® maximizes the total amount of solar power generation possible in 10', 20' and 40' ISO shipping container footprints - providing users with approximately 400% more solar power in a given footprint. With solar power generation capabilities up to 15 kW on the 40’ version, the Ecos PowerCube® can be transported by land, air, or sea and is ideally suited to support off-grid agricultural, military, emergency/disaster relief, humanitarian and wireless communication efforts for remote applications around the world.

In June 2014, Ecosphere completed manufacturing of the first Ecos PowerCube® prototype system and has been demonstrating the technology for potential strategic partners across a wide variety of industries and applications globally to monetize this unique asset.

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

ECOS GROWCUBE™ TECHNOLOGY

In November 2014, the Company formed a new subsidiary, Sea of Green Systems, Inc. (“SOGS”) to deploy and monetize its most recently announced technology, the Ecos GrowCube™, across the global Agri-Technology markets. SOGS has received a royalty-free global field-of-use license to the Company’s Ecos GrowCube™ technology in addition to Ecosphere’s multi-patented Ozonix® water treatment technology and all associated automation, software and controls for the U.S. and International Agri-Technology markets.

The Ecos GrowCube™ is a turnkey, fully automated hydroponic growing structure that is made in the USA and fabricated out of aircraft-grade aluminum. SOGS has developed an indoor version for commercial warehouses and a stand-alone version for outdoor applications. An Ecos GrowCube™ utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint and optimizes 100% of the Limiting Factors of growing high quality plants (including but not limited to controlling the Light, CO2, Nutrients, Water, Oxygen, Plant Canopy and Root Temperature) which can be remotely controlled and/or monitored using an internet connection from anywhere in the world. The Ecos GrowCube™ offers commercial and residential farmers the opportunity to grow a wide range of crops in a fully automated and controlled environment virtually anywhere. It is a turn-key solution for the small to medium sized, highly focused growers producing high-value crops.

In July 2015, SOGS announced that it had completed its first sale of Ecos GrowCube™ equipment to Waveseer Properties, LLC ("Waveseer") for $1.3M. On July 20, 2015, SOGS received a 50% deposit from Waveseer to begin the manufacturing process and expects to deliver its Ecos GrowCube™ equipment to Waveseer approximately 120 days from the receipt of the deposit.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

ICAP PATENT BROKERAGE

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

INTELLECTUAL PROPERTY PORTFOLIO

In addition to Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, the Company has developed an extensive portfolio of intellectual property that can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license Ecosphere’s patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. The Company is currently focused on licensing its patented Ozonix® and Ecos PowerCube® technologies, although its other technologies and patents remain a viable part of Ecosphere’s long-term technology licensing strategy.

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

Going Concern

As of August 18, 2015, Ecosphere had cash on hand of approximately $201,755. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $2,309,329 and $5,112,110, for the three and six months ended June 30, 2015, respectively and cash used in operating activities of $1,084,229 for the six months ended June 30, 2015.  At June 30, 2015, the Company had a working capital deficit and accumulated deficit of $5,516,338 and $114,573,132, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

JUNE 30, 2015

(UNAUDITED)

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

•

In November 2014, Ecosphere launched its Ecos GrowCube™ technology and corresponding product line for the global hydroponic market. SOGS, a subsidiary of Ecosphere and the entity that owns the rights to the Ecos GrowCube™ technology, has begun to execute on its equipment sales and marketing strategy, as evidenced by its first $1.3M equipment order from Waveseer in July 2015. SOGS’ business model is to sell and manufacture Ecos GrowCube™ systems for customers and if the Company can sell the products at acceptable margins it should provide a more consistent revenue stream for the Company as opposed to its core strategy of licensing its patented Ozonix® and Ecos PowerCube® technologies, which is less consistent.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in October 2015 (proceeds of three month note received in January 2015) and $5,510,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $645,000 due in August 2015, $2,175,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $245,000 due in March 2016. See Note 6. The principal lenders (totaling approximately $4.8 million in principal) have tentatively agreed to extend to various dates in 2016. See Note 14.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, it’s wholly and majority owned subsidiaries and through May 23, 2013, Ecosphere Energy Services, LLC (“EES”), now Fidelity National Environmental Solutions LLC (“FNES”). The Company accounts for its 30.6% investment in FNES under the equity method (See Note 3). All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% ownership interest in Ecosphere Mining, LLC. Accordingly the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations.

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

JUNE 30, 2015

(UNAUDITED)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

Restricted cash as of June 30, 2015, represents a $50,050 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. The Company’s collection experience has been favorable reflecting a limited number of customers. No allowance was deemed necessary at June 30, 2015 and December 31, 2014.

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ecos PowerCube® completed for future sale and demonstration purposes where no binding sales contract exists and work-in-process representing water treatment equipment and one Ecos GrowCube™ being manufactured and assembled for future sale and demonstration purposes. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4 and see Note 6 for security interest in inventory.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at June 30, 2015 and December 31, 2014 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

JUNE 30, 2015

(UNAUDITED)

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

JUNE 30, 2015

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

JUNE 30, 2015

(UNAUDITED)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2015, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the six months ended June 30, 2015 and 2014, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Anti-Dilutive Potential Common Stock

	For the Six Months Ended
	June 30,
	2015	2014
Convertible debt	46,702,899	9,958,330
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	109,589,420	72,288,528
Total Anti-Dilutive Potential Common Stock	156,654,816	82,609,355

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of June 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, “Simplifying the Measurement of Inventory.” This standard changes the inventory valuation method from the lower of cost or market to the lower of cost or net realizable value for inventory valued under the first-in, first-out or average cost methods. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods and requires prospective adoption with early adoption permitted. We do not anticipate a material impact on our financial condition, results of operations or cash flows as a result of adopting this standard.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The Company accounts for its 30.6% investment in FNES using the equity method of accounting. Condensed unaudited summary financial information for FNES as of June 30, 2015 and for the three and six months ended June 30, 2015 is as follows:

June 30, 2015
(Unaudited)
ASSETS
Cash	$66,428
Accounts receivable	437,781
Property and equipment	3,235,448
Inventory	108,696
Prepaid expenses	79,123
Intangible assets	1,666,667
Slow moving inventory, net	24,864
Deposits	6,511

Total assets	$5,625,518

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$257,925
Accounts payable, related party	47,671
Financing obligations	64,785
Debt	1,306,613
Debt, related party	2,461,793
Members' equity	1,486,731

Total liabilities and members' equity	$5,625,518

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$586,549	$950,204
Cost of sales	523,708	871,810
Gross profit	62,841	78,394
Operating expenses	929,271	1,847,656
Operating loss	(866,430)	(1,769,262)
Interest expense	(46,382)	(87,342)
Gain on sale of fixed assets	250,000	250,000
Other income	2,008	2,008
Net loss	$(660,804)	$(1,604,596)
Ownership interest (rounded)	31%	31%
Share of net loss	$(202,155)	$(490,883)
Investment	$12,177,415	$12,177,415

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Raw materials	$56,295	$46,804
Work in process	834,367	210,948
Finished goods	301,398	301,398
	$1,192,060	$559,150

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

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2015, and December 31, 2014:

	Estimated Useful
	Lives in Years	2015	2014
Machinery and equipment	5	$2,061,914	$2,061,914
Furniture and fixtures	5 to 7	358,974	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	526,659	524,263
Office equipment	5	620,858	620,858
		3,710,546	3,708,150
Less total accumulated depreciation		(2,531,895)	(2,351,522)
Property and equipment, net		$1,178,651	$1,356,628

Depreciation expense amounted to approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

6.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at June 30, 2015, and December 31, 2014:

Convertible Notes Payable

June 30, 2015	December 31, 2014

In June 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock, which amended articles and designations have not yet been filed with the state as of the date of this filing. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 64.96%, an expected term of five years, a risk-free discount rate of 1.65% and no dividends. As of June 30, 2015, the unamortized amount of the discount was $217,647 and accrued interest was $764. *

$32,353	$—

In May 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.10%, an expected term of five years, a risk-free discount rate of 1.55% and no dividends. As of June 30, 2015, the unamortized amount of the discount was $145,669 and accrued interest was $3,681. *

104,331	—

In April 2015, the Company issued a convertible note in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.50%, matures in October 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. As of June 30, 2015, the unamortized term of the discount was $57,923 and accrued interest was $2,637.

42,077	—

In March 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.92%, an expected term of five years, a risk-free discount rate of 1.41% and no dividends. As of June 30, 2015, the unamortized amount of the discount was $104,520 and accrued interest was $7,083. *

145,480	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

June 30, 2015	December 31, 2014

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. As of June 30, 2015, the unamortized amount of the discount was $202,778 and accrued interest was $29,722. **

$297,222	$47,172

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. In February 2015, the Company amended the Note, increasing the aggregate principal amount to $1,250,000. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $214,620 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 71.56%, an expected term of five years, a risk-free discount rate of 1.49% and no dividends. As of June 30, 2015, the unamortized amount of the discount was $274,214 and accrued interest was $88,750. *

975,786	300,000

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. As of June 30, 2015, the unamortized amount of the discount was $19,042 and accrued interest was $35,861.

225,958	123,526

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

June 30, 2015	December 31, 2014

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $150,000. As a result of the modification, the Company recorded a debt discount of $20,679. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $68,063 which included discounts associated with the old debt. As of June 30, 2015, the unamortized amount of the discount was $415,816 and accrued interest was $260,625.

$1,284,185	$793,406

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. As of June 30, 2015, there was no unamortized discount and accrued interest was $41,912.

645,000	602,538

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

	June 30, 2015	December 31, 2014

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. These Notes were further extended in March 2015. As of June 30, 2015, there was no unamortized amount of the discounts. Accrued interest at June 30, 2015 was $133,464.

	$295,000	$295,000

Total	4,047,392	2,161,642
Less Current Portion, net of discounts	(4,047,392)	(2,038,116)
Convertible notes payable, long term, net of discounts	$—	$123,526

*In connection with the issuance of the $250,000, 10% secured convertible promissory note (the “Note”) due September 12, 2015 convertible at $0.115 per share, the Company issued to the note holder a 2.5% of the limited liability company interests held by the Company in Ecosphere Mining, LLC, a Delaware limited liability company and the Company’s subsidiary. The Note is secured by a first lien on 25% of the limited liability company interests held by the Company in Ecosphere Mining, LLC. In addition, the Note is secured by collateral the Lender previously had on other notes evidencing prior loans totaling $1,750,000, consisting of the Company’s Ecos PowerCube® unit, the Company’s Ecos GrowCube™ unit, the Company’s patent on the Ecos PowerCube® unit, the Company’s patent pertaining to the Company’s technology related to treating the waters of Lake Okeechobee, a patent pending on the Company’s Ecos GrowCube Ô unit, and the right to proceeds from any sale of the Company’s interest in Fidelity National Environmental Solutions, LLC (collectively, the security interests are the “Collateral”). In the event of any sale of the Collateral upon a default under the Note or any of the Company’s prior notes held by the Lender, which are also secured by the Collateral, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the Note, the prior notes held by the Lender, and related costs.

**The Notes are secured by a security interest equal to 10% of the Company’s shares of common stock of Sea of Green Systems, Inc.

A summary of convertible notes payable and the related discounts as of June 30, 2015, and December 31, 2014 is as follows:

	June 30, 2015	December 31, 2014
Principal amount of convertible notes payable	$5,485,000	$4,385,000
Unamortized discount	(1,437,608)	(2,223,358)
Convertible notes payable, net of discount	4,047,392	2,161,642
Less: current portion	(4,047,392)	(2,038,116)
Convertible notes payable, net of discount, less current portion	$—	$123,526

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at June 30, 2015 and December 31, 2014, respectively, from related party debt due to lack of on-going affiliation with the lender. The note is payable in quarterly payments of $17,025 with the last payment due December 2015. The Company’s last quarterly payment was October 2014. Accordingly, $102,149 is included as a current liability in the accompanying consolidated financial statements.  In addition, the Company began accruing 7% default interest beginning April 1, 2015, in accordance with the default terms outlined in the note payable agreement. As of June 30, 2015 the Company has accrued $1,212 and will continue to accrue 7% interest until the Company brings the note holder payments current.

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest an annual rate of 10% and matured in April 2015. In April 2015, the employee agreed to extend this note three months maturing in July 2015. In July 2015, the employee agreed to extend this note an additional three months maturing in October 2015.

Financing Obligations

	June 30, 2015	December 31, 2014
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$42,583	$61,212

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	42,674	46,777

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2015.	44,792	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	—	8,326

Secured non-interest bearing, software notes payable in monthly installments totaling $176 plus applicable taxes and fees over 36 months with a $1 purchase option at the end of the lease agreement in April 2017.	2,740	3,494

Total	132,789	119,809
Less Current Portion	(94,549)	(56,215)
Financing obligations, long-term portion	$38,240	$63,594

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease.

Future minimum lease payments under this capital lease obligation as of June 30, 2015, by fiscal year, are as follows:

For the year ended December 31,	Payment
2015	$8,944
2016	17,888
2017	8,946
Total	35,778
Less implied interest	(1,818)
Capital lease obligation	33,960
Less current potion	(16,552)
Long-term portion	$17,408

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of June 30, 2015:

For the year ended December 31,	Amount
2015	$5,174,514
2016	541,459
2017	19,005
2018	11,219
2019	7,701
Total debt- face value	5,753,898
Less: unamortized discount	(1,437,608)
Net debt	$4,316,290

7.

DEFERRED REVENUE

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20-year term of the licensing agreement. For the three and six months ended June 30, 2015, the Company recorded $6,250 and $11,458 as equipment sales and licensing revenue, respectively. The remaining $488,542 of the licensing fee is recorded as deferred revenue with $25,000 in current and $463,542 will be amortized over the 20-year period.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2015 and December 31, 2014 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,087,244 and $1,075,994 on June 30, 2015 and December 31, 2014, respectively.

Series B

At June 30, 2015 and December 31, 2014 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,004,891 and $1,974,785 on June 30, 2015 and December 31, 2014, respectively.

9.

COMMON STOCK

Shares issued and issuable during the six months ended June 30, 2015 are summarized below.

Shares outstanding and issuable at December 31, 2014	164,734,112
Shares issued for extension fee (a)	434,782
Total common shares outstanding at June 30, 2015	165,168,894

———————

(a)

issued in lieu of a $50,000 payment as an extension fee to two convertible note holders. See Note 6.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

10.

STOCK OPTIONS AND WARRANTS

Convertible Note Issuances

In February 2015, the Company amended previously issued convertible notes in the aggregate principal amount of $1,000,000. The Company increased the aggregate principal amount to $1,250,000 for the additional $250,000 cash loan. The note continues to accrue interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the additional issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 6.

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

In May 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 6.

In June 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 6.

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

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended June 30, 2015:

Risk-free interest rate	0.83% to 1.65%
Expected remaining option life in years	2.51 to 5 years
Expected stock price volatility	64.96% to 72.42%
Expected dividend yield	None

Stock-based compensation expense related to options for the six months ended June 30, 2015 was $274,955. At June 30, 2015, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $241,782. This unrecognized compensation cost is expected to be recognized over the next 18 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

11.

RELATED PARTY TRANSACTIONS

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. The Company paid $50,000 related to the January 2015 licensing agreement. In April 2015, the Company amended the Private Licensing Engagement Agreement. Under the amended terms, the commission was reduced to 3% and the term was extended another year, expiring in June 2016.

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with a Company board member (who is also the Chief Executive Officer of ICAP Patent Brokerage). As of June 30, 2015, the Company has accrued $83,382 in connection with this consulting agreement.

Related Party Service Fee

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had $44,310 accounts receivable balance at June 30, 2015 relating to June 2015 services performed for FNES.

Related Party Accounts Receivable

At June 30, 2015 the Company had an accounts receivable balance of $47,671 due from FNES. The accounts receivable balance consisted of $3,361 in miscellaneous charges.

Related Party Option Grant

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The Director previously declined an automatic grant of options and restricted stock in July 2014.

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in April 2015. In April 2015, the note holder agreed to extend the term of the note for three months, maturing in July 2015. The note holder further agreed to extend the term of the note an additional three months, now maturing in October 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the six months ended June 30, 2015 the Company recognized rent expense amount of $100,464 for all four buildings in Stuart, FL.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the Ozonix® mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $162,748 as of June 30, 2015, relating to this five-year lease agreement.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of June 30, 2015, the Company had an accrued balance of $75,000 which is comprised of the $150,000 obligation less $75,000 in payments. No payments were made during the three months ended June 30, 2015. Upon final payment in accordance with the settlement, the Company may record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of June 30, 2015 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

Other Commitments

The Company has a Royalty Agreement with its Chief Executive Officer and founder where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”) less any base salary paid to him. In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2013) and sales of Ecosphere’s equity securities. Royalty payments will be paid for the life of all Inventions regardless of whether its Chief Executive Officer remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted its Chief Executive Officer a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, its Chief Executive Officer will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay its Chief Executive Officer or if it defrauds him regarding its ability to pay him.

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. In April 2015, the Company amended the Private Licensing Engagement Agreement. Under the amended terms, the commission was reduced to 3% and the term was extended another year, expiring in June 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2015, accounts receivable of $47,671 was comprised of one related party customer balance amounting to 100% of the total receivable balance. In addition, that same related party customer accounted for 43% of revenue and a third party accounted for 57% of revenue, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2015. As of June 30, 2015, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

14.

SUBSEQUENT EVENTS

Convertible Note Issuances

In July 2015, the Company issued a $125,000 convertible note. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share.

Convertible Note Extensions

In August 2015, we reached oral agreements with convertible debt holders of an aggregate principal amount of approximately $4.8 million in order to extend the due dates ranging from August through December 2015. As of the date of this report, we have exchanged drafts of the amendments with the lenders, but have not consummated any loan extensions. The holder of $2,125,000 of convertibles notes due September 12, 2015 has tentatively agreed to a one-year extension in consideration for (i) receipt by an affiliate of the lender of 12% of the outstanding shares of common stock of SOGS and the (ii) right to purchase 2,000,000 additional shares of SOGS at $0.10 per share at any time before SOGS files a registration statement to register its shares of common stock with the Securities and Exchange Commission (the “SEC”). This lender also tentatively agreed to provide the Company a new 30-day $150,000 loan secured by an Ozonix® EF10 unit the Company is manufacturing for a customer, which will be convertible into common stock at $0.115 per share. The remaining principal holders of $2,000,000 of our convertible debt have also tentatively agreed to one-year extensions in exchange for (i) a total of approximately 12.4% of SOGS allocated among the four lenders and (ii) the right to purchase a total of 4,000,000 shares of SOGS common stock for $400,000 prior to filing of the registration statement with the SEC. Their notes are anticipated to become due December 15, 2016.  The Company has also agreed with the principal lenders that these pro rata ownership percentages may not be diluted until SOGS has gone public. The holders of $645,000 of convertible notes due in August 2015 tentatively agreed to a six month extension without the receipt of any material consideration.

Consulting Agreement

In July 2015, Sea of Green Systems, Inc. entered into a non-exclusive sales representative agreement with DWC Equipment Sales, LLC (“DWC”). DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Agri-Technology products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Agri-Technology products to its customers.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Equipment Sales & License Agreement

In July 2015, Sea of Green Systems, Inc. (“SOGS”), a subsidiary of Ecosphere Technologies, Inc. sold approximately $1.3 million worth of Ecos GrowCube™ equipment to Waveseer Properties, LLC (“Waveseer”). SOGS received a 50% deposit from Waveseer to begin the manufacturing process and expects to deliver its Ecos GrowCube™ equipment to Waveseer in approximately November 2015. The Company paid $63,070 in commissions to DWC. In addition to this equipment sale, SOGS entered into a license agreement with Waveseer to be the exclusive SOGS licensee/distributor/value added reseller in Nevada, Oregon and Maryland. Waveseer must meet certain requirements in order to maintain being a licensee/distributor/value added reseller.

Chief Executive Officer Bonus

Following the equipment sale to Waveseer, the Company’s Board of Directors awarded the Company’s Chief Executive Officer, who is the inventor of the Ecos GrowCube™ technology, a $52,000 discretionary bonus.

SOGS Bridge Capital Raise

The Company’s goal is to take SOGS public as a stand-alone public company. The Company is seeking to raise $500,000 in bridge capital from the sale of shares of SOGS common stock offered at $0.10 per share to effect the going public transaction and provide working capital and permit it to pay the funds it owes the parent Company (ETI). It received its initial $100,000 from one investor as of August 17, 2015.

Management & Manufacturing Fees

The Company is to begin accruing a monthly management fee of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture all Ecos GrowCube™ products at 80% of the selling prices, subject to the Company’s approval.

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

Company Overview

Ecosphere is a technology development and intellectual property licensing company that develops environmental solutions for global markets. The Company helps customers increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent pending clean water and clean energy technologies:  Technologies like Ozonix®, the Ecos PowerCube® and our most recently announced Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

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

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix ® technology is a revolutionary, high volume, AOP designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our Ecos PowerCube ® is a mobile patented solar-powered generator. In addition to the Company’s patented Ozonix ® and Ecos PowerCube ® technologies, the Company has recently announced the launch of its Ecos GrowCube ™ technology and product line, which is the world’s most state-of-the-art, fully-automated hydroponic growing system for cultivating high-value crops.

As a result, the Company has developed an extensive portfolio of intellectual property that includes more than 35 patented and patent-pending technologies that are available for exclusive and nonexclusive licensing opportunities throughout the world. These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on licensing its multi-patented Ozonix ® and Ecos PowerCube ® technologies, as evidenced by Ozonix ® generating more than $70M in equipment sales, service and technology licensing revenue to date, as well as selling Ecos GrowCube ™ systems, as evidenced by the recent $1.3M equipment sale in July 2015.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

History of Product and Application Development

Since 2008, the Company has incurred in excess of $5.5 million in developing its current line of products and industry specific applications utilizing its intellectual property.  Such costs are exclusive of amounts paid to executive officers or our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative tasks. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the oil and gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

Results of Operations

Comparison of the Three Months ended June 30, 2015 with the Three Months Ended June 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2015	2014	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$—	$6,250
Aftermarket part sales	—	3,571	(3,571)
Total revenues	6,250	3,571	2,679
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	18,772	—	18,772
Aftermarket part costs (exclusive of depreciation shown below)	—	5,133	(5,133)
Salaries and employee benefits	474,607	813,070	(338,463)
Administrative and selling	175,192	195,127	(19,935)
Professional fees	188,564	189,635	(1,071)
Depreciation and amortization	93,102	106,032	(12,930)
Research and development	17,292	119,509	(102,219)
Loss on sale of notes	—	254,825	(254,825)
Total costs and expenses	967,529	1,683,331	(715,802)
Loss from operations	(961,279)	(1,679,760)	718,481
Loss on investment in unconsolidated investee	(202,155)	(426,678)	224,523
Other income (expense)
Interest income	—	8,517	(8,517)
Interest expense	(1,146,116)	(336,256)	(809,860)
Change in fair value of derivative instruments	—	1,764	(1,764)
Other, net	221	4,430	(4,209)
Total other expense, net	(1,145,895)	(321,545)	(824,350)
Net loss	(2,309,329)	(2,427,983)	118,654
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(2,330,017)	(2,448,671)	118,654
Net loss applicable to noncontrolling interest of consolidated subsidiary	1,423	9,681	(8,258)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,328,594)	$(2,438,990)	$110,396

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $2.3 million during the three months ended June 30, 2015 (the "2015 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.4 million for the three months ended June 30, 2014 (the "2014 Quarter"). The drivers of the $0.1 million quarter-over-quarter change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

In January, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20 year term. During the 2015 Quarter, the Company recorded $6,250 as equipment sales and licensing revenue.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2015 Quarter were de minimis.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2015 and 2014 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.3 million for the 2015 Quarter was primarily driven by the reclassification of manufacturing employees labor to various work in process projects on the Company’s balance sheet being worked on during the 2015 Quarter.

Professional Fees

The decrease in professional fees for the 2015 Quarter was de minimis.

Loss from Operations

Loss from operations for the 2015 Quarter was $0.9 million compared to loss from operations of $1.7 million for the 2014 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on Investment in Unconsolidated Investee

The change in the loss on investment in unconsolidated investee was $0.2 million for the 2015 Quarter.

Interest Expense

Interest expense for the 2015 Quarter increased $0.8 million which was primarily due to the recent raise of $2.6 million through the sale of Convertible Notes and Warrants along with non-cash interest related charges as compared to $0.3 million for the 2014 Quarter.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2015 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Six Months ended June 30, 2015 with the Six Months Ended June 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2015	2014	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$11,458	$—	$11,458
Equipment sales and licensing, related party	—	107,925	(107,925)
Aftermarket part sales	—	3,571	(3,571)
Aftermarket part sales, related party	8,506	26,324	(17,818)
Total revenues	19,964	137,820	(117,856)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	18,772	33,925	(15,153)
Aftermarket part costs (exclusive of depreciation shown below)	9,528	27,049	(17,521)
Salaries and employee benefits	1,275,747	1,741,029	(465,282)
Administrative and selling	444,387	417,760	26,627
Professional fees	438,031	723,647	(285,616)
Depreciation and amortization	186,098	209,981	(23,883)
Research and development	26,454	200,025	(173,571)
Loss on sale of notes	—	985,085	(985,085)
Total costs and expenses	2,399,017	4,338,501	(1,939,484)
Loss from operations	(2,379,053)	(4,200,681)	1,821,628
Loss on investment in unconsolidated investee	(490,883)	(743,002)	252,119
Other income (expense)
Interest income	—	45,089	(45,089)
Interest expense	(2,062,619)	(913,296)	(1,149,323)
Change in fair value of derivative instruments	—	3,671	(3,671)
Loss on debt extinguishment	(180,687)	—	(180,687)
Other, net	1,132	4,430	(3,298)
Total other expense, net	(2,242,174)	(860,106)	(1,382,068)
Net loss	(5,112,110)	(5,803,789)	691,679
Preferred stock dividends	(41,376)	(41,376)	—
Net loss applicable to common stock	(5,153,486)	(5,845,165)	691,679
Net loss applicable to noncontrolling interest of consolidated subsidiary	2,942	9,681	6,378
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(5,150,544)	$(5,835,484)	$698,057

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $5.1 million during the six months ended June 30, 2015 (the "2015 Period") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $5.8 million for the six months ended June 30, 2014 (the "2014 Period"). The drivers of the $0.7 million change are discussed below.

Revenues

During the 2014 Period, FNES sold its Ozonix® EF10M to Hydrosphere Energy Solutions, LLC, resulting in equipment sales of $0.1 million. During the 2015 Period, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. During the 2015 Period, $500,000 in licensing fees has been paid by US H20, Inc. to Ecosphere. The Company will recognize these revenues of the licensing fees received under this agreement over its 20 year term.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2015 and 2014 Period were de minimis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2015 and 2014 Period.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.5 million was primarily the result of a $0.3 million decrease in salaries, wages and related taxes and benefits and $0.2 million decrease in equity-based compensation.

Professional Fees

The $0.3 million decrease in professional fees was driven by a $0.1 million decrease in consulting fees and $0.1 million decrease in legal fees relating to the Halliburton arbitration.

Loss from Operations

Loss from operations for the 2015 Period was $2.4 million compared to loss from operations of $4.2 million for the 2014 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss on investment in unconsolidated investee

During the 2015 Period, the loss on investment in unconsolidated investee was $0.5 million.

Interest Expense

Interest expense for the 2015 Period increased $1.1 million which was primarily due to the recent raise of $2.6 million through the sale of Convertible Notes and Warrants.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC consolidated majority-owned subsidiary was de minimis for the 2015 Period.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our managements uses and relies on Adjusted Revenues because it believes that requiring a long term deferral of revenues from a licensing transactions which hopefully will result in additional revenues or sales royalties would be confusing to investors.  The Company’s business model is to license intellectual property and the upfront licensing fees are a fundamental portion of that business model.  Deferring revenues does not permit management to focus on how successful it has been while Adjusted Revenues more accurately reflects the Company’s success in implementing its business model. Similarly, large customer deposits cannot be revenues until the equipment is delicensed.  Using this as Adjusted Revenues more accurately permits our managements to measure the performance of our business.

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

The following table presents a reconciliation of Adjusted Revenues:

For the Six Months Ended June 30,
2015

Revenues per GAAP	$19,964
Customer deposit for equipment purchase order	442,260
Revenues recognized over term of license	488,542
Adjusted non-GAAP revenues	$950,766

While actual revenues were limited for the six months ended June 30, 2015 that is solely because GAAP does not permit us to reflect the $500,000 we received as an initial license fee and the $442,260 deposit.  Because of this clear distortion of our operating results, our management uses Adjusted Revenues, a non-GAAP financial measure.

The following table presents a reconciliation of Adjusted EBITDA (Loss) to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Six Months Ended
	June 30,
	2015	2014

Net loss	$(5,112,110)	$(5,803,789)
Interest expense, net of interest income	2,062,619	913,296
Depreciation and amortization	186,098	209,981
ETI’s share of unconsolidated investee depreciation and amortization	225,603	480,472
Loss of sale of notes receivable	—	985,085
Loss on debt extinguishment	180,687	—
Stock-based compensation	274,955	324,442
ETI’s share of unconsolidated investee stock-based compensation	72,717	213,874
Adjusted EBITDA (Loss)	$(2,109,431)	$(2,676,639)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(1,084,229)	$(2,789,732)
Net cash used in investing activities	$(4,261)	$(225,193)
Net cash provided by financing activities	$1,057,051	$2,297,627

2015 Period

Operating Activities

Net cash used in operating activities was $1.1 million for the 2015 Period. For the 2015 Period, cash used in operating activities of $1.1 million resulted from the net loss applicable to Ecosphere common stock of $5.2 million and was offset by the accretion of discounts on notes payable of $1.7 million, an increase in deferred revenue of $0.5 million in connection with a licensing agreement entered into in January 2015, the Company’s loss on investment in unconsolidated investee, or FNES, of $0.5 million, the increase in accounts payable of $0.5 million, the increase in customer deposits of $0.4 million in connection with an order received for an Ozonix® EF10M from a company in Malaysia, stock based compensation expense of $0.3 million, an increase in accrued liabilities of $0.2 million and a loss on debt extinguishment of $0.2 million in connection with convertible debt and warrants amended in the 2015 Period.

Investing Activities

Net cash used in investing activities was de minimis for the 2015 Period. The Company had minimal additions to property, plant and equipment as well as patent additions during the 2015 Period.

Financing Activities

The Company’s net cash provided by financing activities of $1.1 million consisted of proceeds from the issuance of convertible notes payable of $1.1 million and proceeds from the issuance of a related party note payable of $50,000, which was partially offset by repayments of insurance financing, capital lease obligations and vehicle and equipment financing of approximately $0.1 million.

2014 Period

Operating Activities

Net cash used in operating activities was $2.8 million for the 2014 Period. For the 2014 Period, cash used in operating activities of $2.8 million resulted from the net loss applicable to Ecosphere common stock of $5.8 million and was offset by the loss on sale of notes receivable of $1.0 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES, an accretion of discounts of Notes payable of $0.7 million and the Company’s loss on investment in unconsolidated investee, or FNES of $0.7 million.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Financing Activities

The Company’s net cash provided by financing activities of $2.3 million consisted primarily of proceeds from the sale of notes receivable, which a portion was to a related party, as well as proceeds from the issuance of convertible notes payable and warrants.

Liquidity

As of August 18, 2015, Ecosphere had cash on hand of approximately $201,755. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

•

In November 2014, Ecosphere launched its Ecos GrowCube™ technology and corresponding product line for the global hydroponic market. SOGS, a subsidiary of Ecosphere and the entity that owns the rights to the Ecos GrowCube™ technology, has begun to execute on its equipment sales and marketing strategy, as evidenced by its first $1.3M equipment order to Waveseer in July 2015. If SOGS is able to demonstrate that this technology creates value for growers due to the increased yield and quality, it expects that future orders will provide liquidity. SOGS’ business model is to sell and manufacture Ecos GrowCube™ systems for customers and should provide a more consistent income stream for the Company as opposed to its core strategy of licensing its patented Ozonix® and Ecos PowerCube® technologies, which is less consistent.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 note payable due in October 2015 and $5,510,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $645,000 due in August 2015, $2,175,000 due in September 2015, $333,000 due in November 2015, $1,867,000 due in December 2015, $245,000 due in January 2016 and $245,000 due in March 2016. The principal lenders (totaling approximately $4.8 million in principal) have tentatively agreed to extend to various dates in 2016.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements. Additionally, the Company pays a non-employee director, Chief Executive Officer of ICAP, a consulting fee of $250,000 per year.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

RESEARCH AND DEVELOPMENT

Research and development costs were de minimis during the three months ended June 30, 2015 and $0.1 million during the three months ended June 30, 2014.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including our resolving our liquidity issues and the effectiveness of our Ecos GrowCube ™ technology. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the result of the initial plant growing in our Ecos GrowCube ™, the condition of the credit and financial markets, our ability to raise short-term and long-term working capital, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing and the Agri-Technology industry, the ability to find purchasers and investors for our technologies, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to exploration companies and sell units to third parties, USH20’s continued success marketing or using in the landfill and marine port industries and the general reluctance of businesses to utilize new technology.

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

ECOSPHERE TECHNOLOGIES, INC.

August 19, 2015	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

August 19, 2015	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

10.1	Form of Securities Purchase Agreement	8-K	7/15/15	10.1
10.2	Form of Convertible Promissory Note	8-K	7/15/15	10.2
10.3	Form of Warrant	8-K	7/15/15	10.3
10.4	Security Agreement, dated as of June 18, 2015	8-K	7/15/15	10.4
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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