Form 10-Q
period 2015-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2015-11-23
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at November 19, 2015
Common Stock, $0.01 par value per share	165,168,894 shares

SIGNATURES	35

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets
Cash	$4,822	$31,800
Restricted cash	50,050	50,050
Accounts receivable	90	2,400
Accounts receivable-related party, net	—	52,740
Inventory	1,557,607	559,150
Prepaid expenses and other current assets	60,739	55,109
Total current assets	1,673,308	751,249
Investment in unconsolidated investee	—	12,668,298
Property and equipment, net	1,090,177	1,356,628
Slow moving inventory, net	71,401	71,401
Patents, net	182,582	189,303
Deposits	14,840	14,840
Total assets	$3,032,308	$15,051,719

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)
Current liabilities
Accounts payable	$1,165,872	$417,721
Accrued liabilities	1,380,126	981,012
Customer deposit	1,451,380	1,209
Current portion of deferred revenue	25,000	—
Current portion of convertible notes payable, net of discounts	3,493,784	2,038,116
Notes payable	252,149	102,149
Related party note payable	50,000	—
Current portion of financing obligations	55,168	56,215
Current portion of capital lease obligation	16,762	16,141
Total current liabilities	7,890,241	3,612,563
Deferred revenue, net of current portion	457,292	—
Convertible notes payable, net of discounts and current portion	2,000,000	123,526
Financing obligations, net of current portion	32,022	63,594
Capital lease obligation, net of current portion	13,138	25,788
Total liabilities	10,392,693	3,825,471

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at September 30, 2015 and December 31, 2014; $25,000 per share redemption amount plus dividends in arrears	1,242,869	1,225,994
Series B - 484 shares authorized; 241 shares issued and outstanding at September 30, 2015 and December 31, 2014; $2,500 per share redemption amount plus dividends in arrears	2,622,474	2,577,285
Total redeemable convertible cumulative preferred stock	3,865,343	3,803,279

Commitments and contingencies (Note 12)

Equity (Deficit)
Ecosphere Technologies, Inc. stockholders' (deficit) equity
Common stock, $0.01 par value; 300,000,000 shares authorized; 165,168,894 and 164,734,112 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,651,689	1,647,341
Additional paid-in capital	117,939,442	115,252,710
Accumulated deficit	(130,728,802)	(109,463,965)
Total Ecosphere Technologies, Inc. stockholders' (deficit) equity	(11,137,671)	7,436,086
Noncontrolling interest in consolidated subsidiary	(88,057)	(13,117)
Total (deficit) equity	(11,225,728)	7,422,969
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$3,032,308	$15,051,719

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Equipment sales and licensing	$6,250	$530,550	$17,708	$530,550
Equipment sales and licensing, related party	—	—	—	107,925
Aftermarket part sales	8,990	13,708	8,990	17,279
Aftermarket part sales, related party	—	6,374	8,506	32,698
Total revenues	15,240	550,632	35,204	688,452

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	338,700	18,772	372,625
Aftermarket part costs (exclusive of depreciation shown below)	9,938	18,624	19,466	45,673
Selling, general and administrative	1,217,852	999,939	3,402,471	4,082,400
Depreciation and amortization	91,337	113,272	277,435	323,253
Loss on sale of notes receivable	—	—	—	985,085
Bad debt	162,240	—	162,240	—
Total costs and expenses	1,481,367	1,470,535	3,880,384	5,809,036

Loss from operations	(1,466,127)	(919,903)	(3,845,180)	(5,120,584)

Loss and impairment on investment in unconsolidated investee	(12,177,415)	(503,847)	(12,668,298)	(1,246,849)

Other income (expense)
Interest income	—	—	—	45,089
Interest expense	(1,069,448)	(457,693)	(3,132,067)	(1,370,989)
Loss on debt extinguishment	(1,515,320)	(61,051)	(1,696,007)	(61,051)
Gain on change in fair value of derivative instruments	—	—	—	3,671
Other, net	643	1,249	1,775	5,679
Total other expense, net	(2,584,125)	(517,495)	(4,826,299)	(1,377,601)

Net loss	(16,227,667)	(1,941,245)	(21,339,777)	(7,745,034)

Preferred stock dividends	(20,688)	(20,688)	(62,064)	(62,064)

Net loss applicable to common stock before allocation to non controlling interest	(16,248,355)	(1,961,933)	(21,401,841)	(7,807,098)

Less: net loss applicable to non-controlling interest in consolidated subsidiary	71,998	618	74,940	10,299

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(16,176,357)	$(1,961,315)	$(21,326,901)	$(7,796,799)

Net loss per common share applicable to common stock
Basic	$(0.10)	$(0.01)	$(0.13)	$(0.05)
Diluted	$(0.10)	$(0.01)	$(0.13)	$(0.05)

Weighted average number of common shares outstanding
Basic	165,168,894	164,147,155	165,090,568	164,145,744
Diluted	165,168,894	164,147,155	165,090,568	164,145,744

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(21,326,901)	$(7,796,799)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	62,064	62,064
Depreciation and amortization	277,435	323,253
Non-controlling interest in loss of consolidated subsidiary	(74,940)	(10,299)
Amortization of debt issue costs	—	24,279
Amortization of discount on notes payable	2,624,803	1,108,934
Bad debt expense	162,240	—
Stock-based compensation expense	349,948	397,878
Income from change in fair value of warrant derivative liability	—	(3,671)
Loss and impairment on investment in unconsolidated investee	12,668,298	1,246,849
Loss on sale of notes receivable	—	985,085
Modification of warrants and options	41,701	115,826
Shares issued for note extension	47,826	—
Loss on debt extinguishment	1,696,007	61,051
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(107,190)	227,252
Decrease in prepaid expenses and other current assets	63,955	137,489
Increase in inventory	(998,457)	(518,693)
Increase in accounts payable	778,153	290,356
Increase (decrease) in accrued liabilities	399,114	(157,839)
Increase in customer deposits	1,450,171	291,620
Increase in deferred revenue	482,292	—
Net cash used in operating activities	(1,403,481)	(3,215,365)
Investing Activities:
Purchase of property and equipment	(2,396)	(175,930)
Transfer to restricted cash	—	(25,050)
Payment of patent costs	(1,865)	(52,704)
Net cash used in investing activities	(4,261)	(253,684)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	1,225,000	1,245,000
Proceeds from issuance of note payable	150,000	—
Proceeds from issuance of related party note payable	50,000	—
Proceeds from warrant and option modifications	—	60,000
Proceeds from sale of stock in consolidated subsidiary	100,000	—
Proceeds from sale of notes receivable	—	2,171,277
Repayments of notes payable and insurance financing	(88,309)	(153,118)
Repayments of capital lease obligation	(12,029)	(11,438)
Repayments of vehicle and equipment financing	(43,898)	(115,786)
Net cash provided by financing activities	1,380,764	3,195,935
Net decrease in cash	(26,978)	(273,114)
Cash at beginning of period	31,800	1,059,651
Cash at end of period	$4,822	$786,537

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid for interest	$67,097	$62,881
Cash paid for income taxes	$—	$6,665

Schedule of non-cash investing and financing activities:
Accrued preferred stock dividends	$62,064	$62,064
Cashless exercise of options and warrants	$—	$88
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$1,231,669	$1,536,871
Modification of warrants and options	$41,701	$115,826
Insurance premium finance contract recorded as a prepaid asset	$99,588	$104,299

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops environmental solutions for global water, agricultural, energy and industrial markets.  The Company helps clients increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  Technologies like Ozonix® and the Ecos GrowCube™, which are available for exclusive and nonexclusive licensing opportunities across a wide range of industries and applications throughout the world.

Companies that license Ecosphere’s patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. The Company is currently focused on selling and manufacturing its products to the agricultural market and licensing applications for its patented Ozonix technology to industrial customers in the United States and overseas.

These technologies using the Ozonix® technology have generated more than $70 million in equipment sales, field service and technology licensing revenue to date through ETI and our equity method investee. In July 2015, Sea of Green Systems, Inc. (“SOGS”), a majority owned subsidiary of ETI, took receipt of a $1.3 million equipment order that the Company is anticipating to deliver in December 2015. This equipment is currently being manufactured by ETI. As the oil and gas market plummeted, ETI began focusing on the Ecos GrowCube™ technology, another key technology, while continuing to license its Ozonix® technology. This resulted in its development of an innovative indoor and outdoor growing technology using Ozonix® to deliver clean water to enhance the products grown. This innovative product led to the equipment order referred to above and ETI expects that the initial results of the first crops grown in the Ecos GrowCube™ will lead to additional business.

Business Model

The Company’s management team executes on a business strategy that is driven by open innovation and innovative manufacturing. The “Open Innovation” concept provides a formula whereby small companies can rapidly develop and deploy new technologies and then license those technologies to larger organizations for rapid market penetration. In response to this concept, we developed the “Open Innovation Network,” our product development lifecycle that can be characterized by the following six stages:

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Going Concern

As of November 17, 2015, Ecosphere had cash on hand of approximately $16,644. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $16,227,667 and $21,339,777, for the three and nine months ended September 30, 2015, respectively and cash used in operating activities of $1,403,481 for the nine months ended September 30, 2015.  At September 30, 2015, the Company had a working capital deficit and accumulated deficit of $6,216,933 and $130,728,802, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

Management believes that its current plans will provide sufficient liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® technology to specific industries in their respective countries and regions of the world. Management expects this will result in similar realization of the revenues that were recognize from the development and sale of the global energy rights for its Ozonix® technology. Ecosphere is actively pursuing and executing licensing agreements for non-energy related water treatment applications, including but not limited to agriculture, food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® technology globally, the Company’s 30.6% interest in its energy investment is also available for sale to strategic buyers.

•

In November 2014, Ecosphere launched its Ecos GrowCube™ technology and corresponding product line for the global Precision Agriculture and Agri-Technology markets. SOGS, a subsidiary of Ecosphere and the entity that owns the rights to the Ecos GrowCube™ technology, has begun to execute on its equipment sales and marketing strategy, as evidenced by its first $1.3 million equipment order in July 2015. SOGS’ business model is to sell Ecos GrowCube™ systems to customers with ETI manufacturing the systems and if the Company can sell the products at acceptable margins it should provide a more consistent revenue stream for the Company as opposed to its core strategy of licensing its patented Ozonix® technology, which is less consistent.

•

SOGS is seeking to raise $500,000 in bridge capital from the sale of SOGS common stock to provide working capital and permit it to pay the funds it owes ETI. To eliminate dilution to SOGS’s minority shareholders, ETI will cancel an equal number of shares as they are sold. As of the date of this Report the Company has raised $345,000 and has a binding agreement from an investor for another $100,000 but the funds have not been received as of the date of this Report. See Note 14.

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

In addition to needing capital to support its operations, Ecosphere has $3,700,000 in convertible notes payable due over the next 12 months from the date of this filing. This consists of $200,000 due in December 2015, $295,000 due in January 2016, $645,000 due in February 2016, $295,000 due in March 2016, $112,500 due in April 2016 and $2,125,000 due in September 2016. See Note 6.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere, it’s wholly and majority owned subsidiaries. The Company accounts for its 30.6% investment in FNES under the equity method (See Note 3). All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% ownership interest in Ecosphere Mining, LLC. Accordingly the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 92.5% ownership.

Through August 13, 2015, the Company owned 100% of SOGS. On August 14, 2015, the Company’s ownership in SOGS reduced to approximately 97.3% in connection with the sale and issuance of shares of SOGS common stock. The Company further reduced its ownership in late August 2015 to approximately 76.9% in connection with the issuance of shares of common stock as consideration for debt extensions. Accordingly the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiary” in the unaudited condensed consolidated statements of operations based on its 76.9% ownership.

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2015.

Restricted Cash

Restricted cash as of September 30, 2015, represents a $50,050 compensating balance held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. No allowance was deemed necessary at December 31, 2014. At September 30, 2015 the Company recorded an allowance for doubtful accounts of $162,240 in connection with its related party accounts receivable.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Inventory

Inventory is primarily comprised of raw materials to manufacture water treatment equipment, finished goods representing one Ozonix® water treatment system for future sale to an existing customer, one Ecos PowerCube® being held at the corporate offices in Stuart, FL and one self-contained, outdoor Ecos GrowCube™ that is being used in Las Vegas, NV on a test basis. Both the Ecos PowerCube® and Ecos GrowCube™ have been completed for future sale and demonstration purposes where no binding sales contract exists. In addition, the Company has work-in-process representing modifications to the Ecos PowerCube® and one indoor Ecos GrowCube™ being manufactured for the equipment order received in July 2015. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 4 and see Note 6 for security interest in inventory.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at September 30, 2015 and December 31, 2014 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis.

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

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

(UNAUDITED)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2015, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

For the nine months ended September 30, 2015 and 2014, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

	For the Nine Months Ended
	September 30,
	2015	2014
Convertible debt	48,007,246	22,112,138
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	108,452,437	84,345,731
Total Anti-Dilutive Potential Common Stock	156,822,180	106,820,366

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The Company accounts for its 30.6% investment in FNES using the equity method of accounting. Condensed unaudited summary financial information for FNES as of September 30, 2015 and for the three and nine months ended September 30, 2015 is as follows:

September 30, 2015
(Unaudited)
ASSETS
Cash	$198,793
Accounts receivable, net	212,241
Property and equipment	2,951,490
Inventory	97,075
Prepaid expenses	38,708
Intangible assets	1,631,945
Slow moving inventory, net	24,864
Deposits	6,796

Total assets	$5,161,912

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$315,279
Accounts payable, related party	162,240
Financing obligations	13,077
Debt	1,306,613
Debt, related party	2,674,793
Members' equity	689,910

Total liabilities and members' equity	$5,161,912

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$185,016	$1,135,220
Cost of sales	307,105	1,178,915
Gross loss	(122,089)	(43,695)
Operating expenses	944,435	2,792,089
Operating loss	(1,066,524)	(2,835,784)
Interest expense	(51,213)	(138,555)
Gain on sale of fixed assets	250,000	500,000
Other income	—	2,008
Net loss	$(867,737)	$(2,472,331)
Ownership interest (rounded)	31%	31%
Share of net loss	$(265,460)	$(756,343)
Investment	$11,911,955	$11,911,955
Investment impairment	$(11,911,955)	$(11,911,955)
Investment value at September 30, 2015	$—	$—

Impairment on Investment

As of September 30, 2015, the Company has reduced its investment in FNES to zero. The Company has taken an impairment of its investment due to the market conditions, including the recent downturn in the oil and gas industry along with results of operations which includes negative working capital, cash used in operations and a net loss.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

4.

INVENTORY

Inventory consists of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Raw materials	$68,259	$46,804
Work in process	347,009	210,948
Finished goods	1,142,339	301,398
	$1,557,607	$559,150

At December 31, 2014, the Company recorded an inventory reserve for slow moving parts that have not moved in or out of the Company’s inventory in over one year; the value of these parts is $142,802. The majority of these parts are related to the manufacturing of Ozonix® EF80 units that the Company has not been manufacturing within the last year. Since the slow moving inventory is not obsolete and may have a future use, the Company then wrote down the slow moving inventory by 50%. This is the best estimate taking into consideration that the parts are only slow moving not obsolete. The balance of the slow moving inventory is $71,401 and is included as a long-term asset in the accompanying unaudited condensed consolidated balance sheet.

5.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2015, and December 31, 2014:

	Estimated Useful	September 30,	December 31,
	Lives in Years	2015	2014
Machinery and equipment	5	$2,061,914	$2,061,914
Furniture and fixtures	5 to 7	358,974	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	526,659	524,263
Office equipment	5	620,858	620,858
		3,710,546	3,708,150
Less total accumulated depreciation		(2,620,369)	(2,351,522)
Property and equipment, net		$1,090,177	$1,356,628

Depreciation expense amounted to approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2015.

6.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at September 30, 2015, and December 31, 2014:

Convertible Notes Payable

September 30, 2015	December 31, 2014

In July 2015, the Company issued a convertible note in the aggregate principal amount of $125,000. The note accrues interest at an annual rate of 10%, matures in September 2016 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock, which amended articles and designations have not yet been filed with the state as of the date of this filing. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $112,481 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 65.53%, an expected term of five years, a risk-free discount rate of 1.58% and no dividends. As of September 30, 2015, the unamortized amount of the discount was $91,031 and accrued interest was $5,625. *

$33,969	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

September 30, 2015	December 31, 2014

In June 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock, which amended articles and designations have not yet been filed with the state as of the date of this filing. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 64.96%, an expected term of five years, a risk-free discount rate of 1.65% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $44,118 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, there was no unamortized discount and accrued interest was $7,014. *

250,000	—

In May 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.10%, an expected term of five years, a risk-free discount rate of 1.55% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $29,527 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, there was no unamortized discount and accrued interest was $9,931. *

250,000	—

In April 2015, the Company issued a convertible note in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.50%, matures in October 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. As of September 30, 2015, the unamortized term of the discount was $7,650 and accrued interest was $5,762. (See Note 14)

92,350	—

In March 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.92%, an expected term of five years, a risk-free discount rate of 1.41% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $21,187 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, there was no unamortized discount and accrued interest was $13,333. *

250,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

September 30, 2015	December 31, 2014

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to December 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $122,222 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, there was no unamortized discount and accrued interest was $42,222. **

500,000	47,172

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. In February 2015, the Company amended the Note, increasing the aggregate principal amount to $1,250,000. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $214,620 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 71.56%, an expected term of five years, a risk-free discount rate of 1.49% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $53,932 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, there was no unamortized discount and accrued interest was $120,000. *

1,250,000	300,000

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. As of September 30, 2015, the unamortized amount of the discount was $10,165 and accrued interest was $41,986.

234,835	123,526

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

September 30, 2015	December 31, 2014

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, mature in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $150,000. As a result of the modification, the Company recorded a debt discount of $20,679. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $68,063 which included discounts associated with the old debt. In August 2015, two note holders with an aggregate principal amount of $1,500,000 agreed to extend the convertible notes to December 2016. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $262,335 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of September 30, 2015, the unamortized amount of the discount was $7,370 and accrued interest was $303,125. **

1,692,630	793,406

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors. In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share. The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share. As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration for an additional six months or until February 2016. As of September 30, 2015, there was no unamortized discount and accrued interest was $55,618.

645,000	602,538

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

	September 30, 2015	December 31, 2014

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. As of September 30, 2015, there was no unamortized amount of the discounts. Accrued interest at September 30, 2015 was $140,839.

	295,000	295,000

Total	$5,493,784	$2,161,642
Less Current Portion, net of discounts	(3,493,784)	(2,038,116)
Convertible notes payable, long term, net of discounts	$2,000,000	$123,526

———————

*

In connection with the issuance of the June 2015 $250,000, 10% secured convertible promissory note (the “Note”) due September 12, 2015 convertible at $0.115 per share, the Company issued to the note holder a 2.5% of the limited liability company interests held by the Company in Ecosphere Mining, LLC, a Delaware limited liability company and the Company’s subsidiary. The Note is secured by a first lien on 25% of the limited liability company interests held by the Company in Ecosphere Mining, LLC. In addition, the Note is secured by collateral the Lender previously had on other notes evidencing prior loans totaling $1,750,000, consisting of the Company’s Ecos PowerCube® unit, the Company’s Ecos GrowCube™ unit, the Company’s patent on the Ecos PowerCube® unit, the Company’s patent pertaining to the Company’s technology related to treating the waters of Lake Okeechobee, a patent pending on the Company’s Ecos GrowCube™ unit, and the right to proceeds from any sale of the Company’s interest in Fidelity National Environmental Solutions, LLC (collectively, the security interests are the “Collateral”). In the event of any sale of the Collateral upon a default under the Note or any of the Company’s prior notes held by the Lender, which are also secured by the Collateral, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the Note, the prior notes held by the Lender, and related costs. The holder agreed to extend their notes until September 2016 in exchange for 10,440,000 shares of common stock in Sea of Green Systems, Inc. as noted above.

**

The Notes are secured by a security interest equal to 10% of the Company’s shares of common stock of Sea of Green Systems, Inc. The holders of an aggregate principal amount of $2.5 million agreed to extend their notes until December 2016 in exchange for 10,822,800 shares of common stock in Sea of Green Systems, Inc. as noted above.

A summary of convertible notes payable and the related discounts as of September 30, 2015, and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014
Principal amount of convertible notes payable	$5,610,000	$4,385,000
Unamortized discount	(116,216)	(2,223,358)
Convertible notes payable, net of discount	5,493,784	2,161,642
Less: current portion	(3,493,784)	(2,038,116)
Convertible notes payable, net of discount, less current portion	$2,000,000	$123,526

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Note Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at September 30, 2015 and December 31, 2014, respectively. The note is payable in quarterly payments of $17,025 with the last payment due December 2015. The Company’s last quarterly payment was October 2014. Accordingly, $102,149 is included as a current liability in the accompanying unaudited consolidated financial statements.  In addition, the Company began accruing 7% default interest beginning April 1, 2015, in accordance with the default terms outlined in the note payable agreement. As of September 30, 2015 the Company has accrued $4,826 and will continue to accrue 7% interest until the Company brings the note holder payments current.

Loan Arrangement

In August 2015, the Company entered into a loan arrangement pursuant to which the holder advanced the Company $150,000 (the “Advance”) in exchange for a fixed interest amount of $10,000. The Advance shall be due and payable upon the earlier of (i) receipt by the Company of $150,000 from a customer and (ii) 30 days from the date of issuance. The Advance is secured by a security interest in a $150,000 customer account receivable, and a security interest in a water treatment system being manufactured for such customer. As of the date of this filing, the Company has paid the holder the principal amount of the loan plus interest.

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest an annual rate of 10% and matured in April 2015. The employee has since agreed to extend on two different occasions and now the note matures in January 2016. Accrued interest at September 30, 2015 was $1,000 and the Company paid $2,500 of interest during the nine months ended September 30, 2015.

Financing Obligations

	September 30, 2015	December 31, 2014
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$33,030	$61,212

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	40,546	46,777

Financing for insurance premiums payable in nine monthly installments of $11,810 accruing interest at 4.56%. The final payment is due in October 2015. (The Company has included July and September payments in accounts payable at September 30, 2015)	11,279	—

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014.	—	8,326

Secured non-interest bearing, software notes payable in monthly installments totaling $176 plus applicable taxes and fees over 36 months with a $1 purchase option at the end of the lease agreement in April 2017.	2,335	3,494

Total	87,190	119,809
Less Current Portion	(55,168)	(56,215)
Financing obligations, long-term portion	$32,022	$63,594

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Future minimum lease payments under this capital lease obligation as of September 30, 2015, by year, are as follows:

For the year ended December 31,	Payment
2015	$4,472
2016	17,888
2017	8,946
Total	31,306
Less implied interest	(1,406)
Capital lease obligation	29,900
Less current potion	(16,762)
Long-term portion	$13,138

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of September 30, 2015:

For the year ended December 31,	Amount
2015	$579,857
2016	5,411,459
2017	19,005
2018	11,219
2019	7,701
Total debt- face value	6,029,241
Less: unamortized discount	(116,216)
Net debt	$5,913,025

7.

DEFERRED REVENUE

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be recognizing it ratably over the 20-year term of the licensing agreement. For the three and nine months ended September 30, 2015, the Company recorded $6,250 and $17,708 as equipment sales and licensing revenue, respectively. The remaining $482,292 of the licensing fee is recorded as deferred revenue with $25,000 in current and $457,292 to be recognized ratably over the 20-year period.

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2015 and December 31, 2014 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,092,869 and $1,075,994 on September 30, 2015 and December 31, 2014, respectively.

Series B

At September 30, 2015 and December 31, 2014 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,019,954 and $1,974,785 on September 30, 2015 and December 31, 2014, respectively.

9.

COMMON STOCK

Shares issued and issuable during the nine months ended September 30, 2015 are summarized below.

Shares outstanding and issuable at December 31, 2014	164,734,112
Shares issued for extension fee (a)	434,782
Total common shares outstanding at September 30, 2015	165,168,894

———————

(a)

issued in lieu of a $50,000 payment as an extension fee to two convertible note holders. See Note 6.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

10.

STOCK OPTIONS AND WARRANTS

Convertible Note Issuances

In February 2015, the Company issued five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share in connection with an amendment to a previously issued convertible note in the aggregate principal amount of $1,000,000. The Company increased the aggregate principal amount to $1,250,000 for the additional $250,000 cash loan. See Note 6.

In March 2015, the Company issued five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share in connection with a $250,000 convertible note. See Note 6.

In April 2015, the Company issued five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share in connection with a $100,000 convertible note. See Notes 6 and 14.

In May 2015, the Company issued five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share in connection with a $250,000 convertible note. See Note 6.

In June 2015, the Company issued five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share in connection with a $250,000 convertible note. See Note 6.

In July 2015, the Company issued five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share in connection with a $125,000 convertible note. See Note 6.

Convertible Note Extensions and Amendments

In March 2015, two convertible note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that shall be payable in 434,782 shares of common stock. The Company also issued the note holders five-year warrants to purchase 312,500 shares of common stock at an exercise price of $0.115 per share.

Stock Option Grant

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The Director previously declined an automatic grant of options and restricted stock in July 2014.

The fair value of each option and warrant is estimated on the date of grant using the Black Scholes option-pricing model (“BSM”). The Company used the following assumptions for options and warrants issued or valued during the nine months ended September 30, 2015:

Risk-free interest rate	0. 71% to 1.65%
Expected remaining option life in years	2.25 to 5 years
Expected stock price volatility	63.20% to 72.42%
Expected dividend yield	None

Stock-based compensation expense related to options for the nine months ended September 30, 2015 was $0.3 million. At September 30, 2015, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $168,995. This unrecognized compensation cost is expected to be recognized over the next 15 months.

11.

RELATED PARTY TRANSACTIONS

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The former Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. The Company paid $50,000 related to the January 2015 licensing agreement. In April 2015, the Company amended the Private Licensing Engagement Agreement. Under the amended terms, the commission was reduced to 3% and the term was extended another year, expiring in June 2016. In November 2015, the Company terminated this agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Related Party Consulting Agreements

In January 2013, the Company entered into a three year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with a Company board member (who is also the former Chief Executive Officer of ICAP Patent Brokerage). As of September 30, 2015, the Company has accrued $187,500 in connection with this consulting agreement. In November 2015, the Company amended the consulting agreement. Under the amended terms, the Company agrees to pay a 10% commission on revenues generated by the consultant.

Related Party Service and Manufacturing Fees

The Company has been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to Fidelity National Environmental Solutions, LLC. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. All costs relating to the services fee are offset against various expense accounts on the statement of operations. At September 30, 2015 the Company recorded an allowance for doubtful accounts for the full amount of the related party accounts receivable balance which nets the accounts receivable balance to zero.

The Company is accruing a monthly management fee of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture all Ecos GrowCube™ products at 80% of the selling prices, subject to the Company’s approval.

Related Party Accounts Receivable

At September 30, 2015 the Company recorded an allowance for doubtful accounts for the full amount of the related party accounts receivable balance which nets the accounts receivable balance to zero.

Related Party Option Grant

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The Director previously declined an automatic grant of options and restricted stock in July 2014.

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in April 2015. The Company has extended this note twice and it now matures in January 2016.

Related Party Bonus

Following the equipment order in July 2015, the Company’s Board of Directors awarded the Company’s Chief Executive Officer, who is the inventor of the Ecos GrowCube™ technology, a 4% discretionary bonus of $52,000.

12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the nine months ended September 30, 2015 the Company recognized rent expense amount of $150,696 for all four buildings in Stuart, FL.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the Ozonix® mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $151,703 as of September 30, 2015, relating to this five-year lease agreement.

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of September 30, 2015, the Company had an accrued balance of $70,833 which is comprised of the $150,000 obligation less $79,167 in payments. Upon final payment in accordance with the settlement, the Company may record a $50,000 gain.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of September 30, 2015 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

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

In June 2014, the Company entered into a one year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The former Chief Executive Officer of ICAP is also one of the Company’s board members and consultants. In April 2015, the Company amended the Private Licensing Engagement Agreement. Under the amended terms, the commission was reduced to 3% and the term was extended another year, expiring in June 2016. In November 2015, this agreement was terminated.

In July 2015, Sea of Green Systems, Inc. (“SOGS”) entered into a non-exclusive sales representative agreement with DWC Equipment Sales, LLC (“DWC”). DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Agri-Technology products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Agri-Technology products to its customers. At September 30, 2015 the Company has paid DWC $88,298 and accrued $12,640 related to the SOGS equipment order.

In October 2015, SOGS entered into a consulting agreement with an agronomist on a month-to-month basis at the rate of $4,000 per month that may be terminated by the Consultant with 90 days’ notice and assist SOGS in finding a replacement consultant or employee. SOGS agrees to provide the Consultant with 30 days’ notice of termination. In addition, the Consultant received 1,000,000, five-year cashless stock options with an exercise price of $0.0468 per share, vesting quarterly over one year. The options were issued by ETI from its ownership of SOGS.

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At September 30, 2015, accounts receivable of $90 comprised of one customer. Miscellaneous customers accounted for 50% of revenues and the remaining 50% of revenues is in connection with the $0.5 million licensing fee the Company received in January 2015 that is being amortized over the 20-year term of the licensing agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2015. As of September 30, 2015, the Company had no cash equivalent balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

14.

SUBSEQUENT EVENTS

Consulting Agreement

In October 2015, SOGS entered into a consulting agreement with an agronomist on a month-to-month basis at the rate of $4,000 per month. In connection with the consulting agreement, the Consultant received 1,000,000, five-year cashless stock options with an exercise price of $0.0468 per share, vesting quarterly over one year. The options were issued by ETI from its ownership of SOGS.

Note Payable Issuance

In October 2015, ETI issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in November 2015. In connection with the promissory note, the investor was granted 250,000 SOGS stock options, exercisable over a two-year period at $0.046 per share. These options also will upon exercise be provided by ETI.

SOGS Capital Raise

Subsequent to September 30, 2015, SOGS received $245,000 and $100,000 in cash is due from 4 investors.

Convertible Note Extension

A $100,000 convertible note issued in April 2015 was extended for six months now maturing in April 2016. Accrued interest of $6,250 was added to the principal.

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

Company Overview

Ecosphere is a technology development and intellectual property licensing company that develops environmental solutions for global markets. The Company helps customers increase production, reduce costs, and protect the environment through a portfolio of more than 35 patented and patent pending clean water and clean energy technologies:  Technologies like Ozonix® and our most recently announced Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world via ICAP Patent Brokerage, the world’s largest intellectual property brokerage firm.

During the quarter ended September 30, 2015, the Company continued its focus on the Precision Agriculture and Agri-Technology sectors and continued licensing of its multi-patented Ozonix® technology. Key highlights include:

•

The $1.3 million equipment order for 10 fully-automated, smart Ecos GrowCube™ systems to a Las Vegas area customer. The equipment is expected to be delivered in December 2015. In addition to this equipment order, SOGS entered into a license agreement with the customer to be the exclusive SOGS licensee/distributor/value added reseller in Nevada, Oregon and Maryland. The customer must meet certain requirements in order to maintain being a licensee/distributor/value added reseller in the specified states;

•

Completion and delivery of a self-contained Ecos GrowCube™ system to be demonstrated at the Company’s Las Vegas customers’ facility. The Ecos GrowCube™ has been undergoing extensive testing and validation, demonstrating the full capabilities and advantages of using the Company’s proprietary technologies to enhance the quality and output yield of a high value crop;

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended September 30, 2015 with the Three Months Ended September 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2015	2014	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$530,550	$(524,300)
Aftermarket part sales	8,990	13,708	(4,718)
Aftermarket part sales, related party	—	6,374	(6,374)
Total revenues	15,240	550,632	(535,392)
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	338,700	(338,700)
Aftermarket part costs (exclusive of depreciation shown below)	9,938	18,624	(8,686)
Salaries and employee benefits	683,368	553,357	130,011
Administrative and selling	147,247	201,840	(54,593)
Professional fees	177,139	215,323	(38,184)
Depreciation and amortization	91,337	113,272	(21,935)
Research and development	210,098	29,419	180,679
Bad debt	162,240	—	162,240
Total costs and expenses	1,481,367	1,470,535	10,832
Loss from operations	(1,466,127)	(919,903)	(546,224)
Loss and impairment on investment in unconsolidated investee	(12,177,415)	(503,847)	(11,673,568)
Other income (expense)
Interest expense	(1,069,448)	(457,693)	(611,755)
Loss on debt extinguishment	(1,515,320)	(61,051)	(1,454,269)
Other, net	643	1,249	(606)
Total other expense, net	(2,584,125)	(517,495)	(2,066,630)
Net loss	(16,227,667)	(1,941,245)	(14,286,422)
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(16,248,355)	(1,961,933)	(14,286,422)
Net loss applicable to noncontrolling interest of consolidated subsidiary	71,998	618	71,380
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(16,176,357)	$(1,961,315)	$(14,215,042)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $16.2 million during the three months ended September 30, 2015 (the "2015 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.0 million for the three months ended September 30, 2014 (the "2014 Quarter"). The drivers of the $14.2 million quarter-over-quarter change are discussed below.

Revenues

In January 2015, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20 year term. During the 2015 Quarter, the Company recorded $6,250 as equipment sales and licensing revenue. During the 2014 Quarter, the Company sold one Ozonix® water treatment system to the Brazilian licensee.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

There were no equipment sales and licensing costs for the 2015 Quarter as compared to approximately $300,000 for the 2014 Quarter from the sale of an Ozonix® water treatment system.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2015 and 2014 Quarter.

Salaries and Employee Benefits

The increase in salaries and employee benefits of approximately $100,000 for the 2015 Quarter was primarily driven by a bonus awarded to the Company’s Chief Executive Officer of approximately $50,000 and an increase of approximately $45,000 in payrolls taxes and fees.

Bad Debt

The Company recorded bad debt expense of approximately $200,000 in connection to the allowance of doubtful accounts for a related party accounts receivable balance.

Loss from Operations

Loss from operations for the 2015 Quarter was $1.5 million compared to loss from operations of approximately $900,000 for the 2014 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss and Impairment on Investment in Unconsolidated Investee

The change in the loss on investment in unconsolidated investee was approximately $300,000 for the 2015 Quarter. The Company recorded an impairment of $11.9 million of its FNES investment due to the recent downturn in the oil and gas industry and recognized a non-cash charge for this amount as of September 30, 2015. The Company expects to assist FNES as it transitions from an oil and gas service company in the U.S. to a global energy and equipment sales company that FNES owns an exclusive license.

Interest Expense

Interest expense for the 2015 Quarter increased approximately $600,000 which was due to increase in accrued interest in connection with convertible note issuances along with non-cash interest related charges.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and SOGS consolidated majority-owned subsidiaries was approximately $100,000 for the 2015 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Nine Months ended September 30, 2015 with the Nine Months Ended September 30, 2014

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2015	2014	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$17,708	$530,550	$(512,842)
Equipment sales and licensing, related party	—	107,925	(107,925)
Aftermarket part sales	8,990	17,279	(8,289)
Aftermarket part sales, related party	8,506	32,698	(24,192)
Total revenues	35,204	688,452	(653,248)
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	18,772	372,625	(353,853)
Aftermarket part costs (exclusive of depreciation shown below)	19,466	45,673	(26,207)
Salaries and employee benefits	1,959,115	2,294,386	(335,271)
Administrative and selling	591,634	619,600	(27,966)
Professional fees	615,170	938,970	(323,800)
Depreciation and amortization	277,435	323,253	(45,818)
Research and development	236,552	229,444	7,108
Bad debt	162,240	—	162,240
Loss on sale of notes	—	985,085	(985,085)
Total costs and expenses	3,880,384	5,809,036	(1,928,652)
Loss from operations	(3,845,180)	(5,120,584)	1,275,404
Loss and impairment on investment in unconsolidated investee	(12,668,298)	(1,246,849)	(11,421,449)
Other income (expense)
Interest income	—	45,089	(45,089)
Interest expense	(3,132,067)	(1,370,989)	(1,761,078)
Change in fair value of derivative instruments	—	3,671	(3,671)
Loss on debt extinguishment	(1,696,007)	(61,051)	(1,634,956)
Other, net	1,775	5,679	(3,904)
Total other expense, net	(4,826,299)	(1,377,601)	(3,448,698)
Net loss	(21,339,777)	(7,745,034)	(13,594,743)
Preferred stock dividends	(62,064)	(62,064)	—
Net loss applicable to common stock	(21,401,841)	(7,807,098)	(13,594,743)
Net loss applicable to noncontrolling interest of consolidated subsidiary	74,940	10,299	64,641
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(21,326,901)	$(7,796,799)	$(13,530,102)

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $21.3 million during the nine months ended September 30, 2015 (the "2015 Period") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $7.8 million for the nine months ended September 30, 2014 (the "2014 Period"). The drivers of the $13.5 million change are discussed below.

Revenues

During the 2014 Period, FNES sold its Ozonix® EF10M to Hydrosphere Energy Solutions, LLC, resulting in equipment sales of $0.1 million. In addition during the 2014 Period, the Company sold one Ozonix® EF10M to Brasil Clean Energy (“BCE”) who is in the food and beverage industry, resulting in equipment sales of $0.5 million. During the 2015 Period, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. During the 2015 Period, $500,000 in licensing fees has been paid by US H20, Inc. to Ecosphere. Notwithstanding the receipt of $500,000 in cash in 2015, the Company is required to recognize these revenues of the licensing fees received under this agreement over its 20-year term.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2014 Period were approximately $400,000 in connection with the build out and sale of one Ozonix® EF10M. The equipment sales and licensing costs for the 2015 Period were de minimis.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2015 and 2014 Period.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of approximately $300,000 was primarily the result of an approximate $200,000 decrease in equity-based compensation.

Professional Fees

The $0.3 million decrease in professional fees was driven by approximately $100,000 decrease in consulting fees and approximately $100,000 decrease in legal fees relating to the Halliburton arbitration.

Bad Debt

The Company recorded bad debt expense of approximately $200,000 in connection to the allowance of doubtful accounts for a related party accounts receivable balance.

Loss from Operations

Loss from operations for the 2015 Period was $3.8 million compared to loss from operations of $5.1 million for the 2014 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss and Impairment on investment in unconsolidated investee

During the 2015 Period, the loss on investment in unconsolidated investee was approximately $800,000. The Company recorded an impairment charge of $11.9 million relating to FNES due to the recent downturn in the oil and gas industry.

Interest Expense

Interest expense for the 2015 Period increased $1.8 million which was primarily due to the increase in accrued interest in connection with convertible note issuances along with non-cash interest related charges.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and SOGS consolidated majority-owned subsidiaries was $0.1 million for the 2015 Period.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Our managements uses and relies on Adjusted Revenues because it believes that requiring a long term deferral of revenues from a licensing transactions which hopefully will result in additional revenues or sales royalties is confusing to investors.  The Company’s business model is to license intellectual property and the upfront licensing fees are a fundamental portion of that business model.  Deferring revenues does not permit management to focus on how successful it has been while Adjusted Revenues more accurately reflects the Company’s success in implementing its business model. Similarly, large customer deposits cannot be revenues until the equipment is delivered.  Reflecting the large deposits as Adjusted Revenues more accurately permits our management to measure the performance of our business.

Ecosphere defines Adjusted EBITDA as earnings (or loss) from continuing operations before the items in the table below. Adjusted EBITDA is an important measure of our operating performance because it allows management and investors to evaluate and assess our core operating results from period-to-period after removing the impact of items of a non-operational and/or non-cash nature that affect comparability.

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

The following table presents a reconciliation of Adjusted Revenues:

For the Nine Months Ended September 30,
2015

Revenues per GAAP	$35,204
Customer deposit for equipment purchase orders	1,451,380
Revenues recognized over remaining term of license	482,292
Adjusted non-GAAP revenues	$1,968,876

While actual revenues were limited for the nine months ended September 30, 2015 that is solely because GAAP does not permit us to reflect the $500,000 we received as an initial license fee and the $1,451,380 deposits as delivery criteria was not yet met on the finished good that is in transit to our Malaysian customer and an equipment order is still in process and being manufactured by ETI. Because of this clear distortion of our operating results, our management uses Adjusted Revenues, a non-GAAP financial measure.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The following table presents a reconciliation of Adjusted EBITDA (Loss) to Net loss allocable to common shareholders, a GAAP financial measure:

	For the Nine Months Ended
	September 30,
	2015	2014

Net loss	$(21,339,777)	$(7,745,034)
Interest expense, net of interest income	3,132,067	1,369,919
Depreciation and amortization	277,435	314,343
ETI’s share of unconsolidated investee depreciation and amortization	323,094	719,815
Impairment on investment in unconsolidated investee	11,911,955	—
Loss of sale of notes receivable	—	985,085
Loss on debt extinguishment	1,696,007	—
Stock-based compensation	349,948	397,878
ETI’s share of unconsolidated investee stock-based compensation	94,412	252,948
Adjusted EBITDA (Loss)	$(3,554,859)	$(3,705,046)

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
Net cash used in operating activities	$(1,403,481)	$(3,215,365)
Net cash used in investing activities	$(4,261)	$(253,684)
Net cash provided by financing activities	$1,380,764	$3,195,935

2015 Period

Operating Activities

Net cash used in operating activities was $1.4 million for the 2015 Period. For the 2015 Period, cash used in operating activities of $1.4 million resulted from the net loss applicable to Ecosphere common stock of $21.3 million and was offset by $12.7 million resulting from the FNES impairment charge and the Company’s loss on investment in FNES, the accretion of discounts on notes payable of $2.6 million, the increase in customer deposits of $1.4 million in connection with an order received for one indoor Ecos GrowCube™ and one Ozonix® EF10M, stock sold in SOGS issued as consideration for debt extension of $1.0 million, the increase in accounts payable of approximately $800,000, loss on debt extinguishment of approximately $700,000 in connection with convertible debt and warrants amended in the 2015 Period and an increase in deferred revenue of approximately $500,000 in connection with a licensing agreement entered into in January 2015.

Investing Activities

Net cash used in investing activities was de minimis for the 2015 Period. The Company had minimal additions to property, plant and equipment as well as patent additions during the 2015 Period.

Financing Activities

The Company’s net cash provided by financing activities of $1.4 million consisted of proceeds from the issuance of convertible notes payable of $1.2 million, proceeds from issuance of a note payable of $150,000, proceeds from issuance of stock sold in consolidated subsidiary, or SOGS, of $100,000 and proceeds from the issuance of a related party note payable of $50,000, which was partially offset by repayments of insurance financing, capital lease obligations and vehicle and equipment financing of approximately $0.1 million.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2014 Period

Operating Activities

Net cash used in operating activities was $3.2 million for the 2014 Period. For the 2014 Period, cash used in operating activities of $3.2 million resulted from the net loss applicable to Ecosphere common stock of $7.8 million and was offset by the Company’s loss on investment in unconsolidated investee, or FNES of $1.2 million, an accretion of discounts of Notes payable of $1.1 million and the loss on sale of notes receivable of $1.0 million in connection with the two Ozonix® EF80 units sold in 2013 to FNES.

Investing Activities

Net cash used in investing activities of approximately $300,000 was primarily from additions to property and equipment of approximately $200,000. This included computer equipment and software, a Company manufactured fixture to house the Company’s raw metals inventory and additions to a mobile operations vehicle originally purchased during the fourth quarter of 2013. The Company also had additions to leasehold improvements, furniture and fixtures and office equipment relating to the build out of the mining office in Park City, Utah. The Company also had payments of patent costs of $52,704.

Financing Activities

The Company’s net cash provided by financing activities of $3.2 million consisted primarily of proceeds from the sale of notes receivable of $2.2 million, which a portion was to a related party, as well as proceeds from the issuance of convertible notes payable and warrants of $1.2 million.

Liquidity

As of November 17, 2015, Ecosphere had cash on hand of approximately $16,644. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

If successful, management believes that its current plans will provide sufficient liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® technology to specific industries in their respective countries and regions of the world. Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to FNES. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals. Ecosphere controls SOGS which has an exclusive license to the agricultural market in the United States. Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

•

Ecosphere’s business model revolves upon the licensing of its intellectual property to strategic customers and partners around the world that are well positioned and capitalized to bring Ecosphere’s patented technologies to their respective industries and countries. Additionally, Ecosphere has its own in-house design, engineering and manufacturing facilities to support customers and licensees that choose to not manufacture Ecosphere’s patented technologies themselves. In addition to the various licensing opportunities that are available for its patented Ozonix® technology globally, the Company’s 30.6% interest in FNES is also available for sale to strategic buyers.

•

In November 2014, Ecosphere launched its Ecos GrowCube™ technology and corresponding product line for the global Precision Agriculture and Agri-Technology markets. SOGS, a subsidiary of Ecosphere and the entity that owns the rights to the Ecos GrowCube™ technology, has begun to execute on its equipment sales and marketing strategy, as evidenced by its first $1.3M equipment order to Waveseer in July 2015. SOGS expects that future orders will provide liquidity. SOGS’ business model is to sell and manufacture Ecos GrowCube™ systems in addition to a custom line of nutrients for customers and should provide a more consistent income stream for the Company as opposed to its core strategy of licensing its patented Ozonix® and Ecos PowerCube® technologies, which is less consistent.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

•

SOGS is seeking to close the balance of a $500,000 private placement in to provide working capital and permit it to pay the funds it owes ETI. To date, it has received $345,000 since July 2016 and has a binding agreement from an investor for another $100,000 due by November 30, 2105. To eliminate dilution to SOGS’s Founding shareholders, ETI will supply the number of shares as they are sold.

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

In addition to needing capital to support its operations, Ecosphere has a $50,000 related party note payable due in January 2015 (proceeds of three month note received in January 2015) and $3,600,000 in convertible notes payable due over the next 12 months from the date of this Report. If ETI is able to close several significant licensing opportunities it presently has and receive additional orders from SOGS, it may have sufficient liquidity for the next 12 months.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements. Additionally, the Company pays a non-employee director, the former Chief Executive Officer of ICAP, a consulting fee of $250,000 per year. In November 2015, this consulting agreement was amended and the consultant will no longer receive a consulting fee of $250,000 per year, instead a 10% commissions will be paid on all revenue the consultant generated.

RESEARCH AND DEVELOPMENT

Research and development costs were $0.2 million for the three months ended September 30, 2014 and 2015.

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including our resolving our liquidity issues, sales of our Ecos GrowCube™ units and closing on licensing opportunities. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the acceptance of our Ecos GrowCube™ technology, the condition of the credit and financial markets, our ability to raise short-term and long-term working capital and future legislation and regulations which affect the global Agri-Technology industry including the legal medical and recreational marijuana markets in the U.S. and all agriculture markets in the U.S. and globally, the ability to continue to find licensees for our various patented technologies, FNES’ ability with Ecosphere’s assistance to market our Ozonix® technology to global energy companies and sell units to third parties, USH20’s continued success marketing or using in the landfill and marine port industries and the general reluctance of businesses to utilize new technology.

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

ECOSPHERE TECHNOLOGIES, INC.

November 23, 2015	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

November 23, 2015	/s/ David Brooks
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