Form 10-K
period 2015-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2016-04-14
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $15,846,444.

The number of shares outstanding of the registrant’s common stock, as of April 8, 2016, was 166,103,677.

PART I

ITEM 1.

BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented solutions for the global water, agriculture, energy and industrial markets.  The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world.

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

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (“AOP”) designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our patented Ecos PowerCube® is a mobile, solar-powered generator designed to maximize the amount of solar power that can be placed in a standard ISO shipping container footprint. In addition to the Company’s patented Ozonix® and Ecos PowerCube® technologies, the Company has recently announced the launch of the Ecos GrowCube™ technology and product line, which is a state-of-the-art, fully-automated hydroponic growing system for increasing the production, quality and consistency of high-value crops.

These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on licensing its multi-patented Ozonix® and Ecos PowerCube® technologies, while selling and manufacturing Ecos GrowCube™ systems through its subsidiary, Sea of Green Systems, Inc. (“SOGS”).

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

Although Ecosphere has recently begun to license Ozonix® outside of the energy sector as described later in this Report, it has primarily been used in the U.S. oil and gas industry where its effectiveness and competitive advantages have been proven. The globaly energy field-of-use is licensed to Fidelity National Environmental Solutions, LLC (“FNES”), a company organized by Ecosphere, of which Ecosphere currently owns a 30.6% interest.

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

•

Mining (Acid Mine Drainage, Metals, Minerals, Process Water Treatment, Tailing, Leachate, Lixiviation and Recovery)

•

Municipal (Municipal Drinking Water, Sewage, Storm and Drainage Water Treatment)

Intellectual Property Protection

Ecosphere is a leader in the development of emerging AOP technologies and has a portfolio of intellectual property that includes fourteen (14) approved United States patents, as well as numerous foreign patents, trademarks and pending patent applications associated with the Ozonix® process. In addition to the patent protection, as with most process technologies, trade secrets and know-how are also important assets providing Ecosphere with a competitive advantage.

Ozonix® is protected by 23 approved and pending United States patents including but not limited to the 14 approved U.S. Patent No's. 7,699,994; 7,699,988; 7,785,470; 7,943,087; 8,318,027; 8,721,898; 8,858,064; 8,936,392; 8,906,242; 8,968,577; 8,999,154; 9,034,180; 9,169,146; 9,266,752; and Numerous Patents Pending.

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

The Company began its web based marketing campaign shortly after the U.S. patent was awarded in Q4 2013. During 2014, the first Ecos PowerCube® prototype was manufactured. The Company has met with several potential licensees since the completion of the first Ecos PowerCube® and as of the date of this report, no sales have been initiated and the Company has not entered into a Licensing Agreement for this technology.

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

ECOS GROWCUBE™

The Ecos GrowCube™ is a turn-key, fully-automated hydroponic growing system that is Made in the USA and fabricated out of aircraft-grade aluminum. An Ecos GrowCube™ utilizes hydroponic growing techniques in order to maximize the amount of crop production possible in a given footprint and optimizes the “Limiting Factors” of plant cultivation. Limiting Factors  include, but are not limited to Temperature, Lighting, Humidity, CO2, Dissolved Oxygen, Electro Conductivity (EC), pH and Oxygen Reduction Potential (ORP) and when automated, enable growers to enhance crop production, quality and yield. The Ecos GrowCube™ technology also incorporates Ecosphere’s multi-patented Ozonix® technology to condition water and reduce nutrient and fertilizer particle sizes for maximum uptake into the plant.

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

•

Nutrient & fertilizer production

In lieu of the complexities and “low-tech” alternative of creating a traditional grow site through, for example, renovating a warehouse or using low-end, renovated shipping containers, the Ecos GrowCube™ provides a “plug-and-play” state-of-the-art solution that provides the highest quality conditions under which the most premium plants can be cultivated.

The initial path to market for the Ecos GrowCube ™ is planned unit sales to legally, licensed medical and recreational marijuana growers, co-ops and medical collectives in those states where medical and recreational marijuana cultivation has been approved. The Ecos GrowCube ™ will enable licensed medical marijuana growers to produce the highest quality medical-grade marijuana product and capture the greatest yield per plant in a state-of-the-art, fully automated, safe and secure growing environment. In addition to selling Ecos GrowCube™ systems to legal, licensed growers, the Company plans to sell a premium line of nano-sized nutrients and fertilizers to growers in order to increase its value-add and further enable increased quality, yield & production results.

The Company has formed SOGS, a majority owned subsidiary of Ecosphere, to serve as its exclusive, global marketing and sales division for the Ecos GrowCube™ technology and product line as well as all agricultural related nutrients, products and solutions. The Company has also formed Ecosphere Development Company, LLC (“EDC”) to serve as a development arm of the Company to acquire legally zoned properties and develop turnkey growing facilities using the Ecos GrowCube™ technology to rent to licensed growers in those states that marijuana cultivation is legal. EDC will serve as a landlord who will also supply precision agriculture equipment to licensed growers and will not be involved in receiving any percentages and/or profits of a legally licensed grower’s revenue.

Intellectual Property Portfolio

Ecosphere has an extensive portfolio of Patents and Trademarks that have been filed and are pending and approved in various locations around the world, including fourteen (14) approved United States Patents related to Ozonix®, approximately nine (9) United States and International Ozonix ® Patents Pending and one (1) United States Patent related to the Ecos PowerCube®. Also, to ensure the highest water quality and increase plant yield, the recently announced Ecos GrowCube™ incorporates Ecosphere’s multi-patented Ozonix ® water treatment technology, which is fully patented, proven and protected by the twenty-three (23) approved and pending patents listed above. Ozonix® is used to not only treat and recycle water in the Ecos GrowCube™ but to structure the water and allow better nutrient mixing for maximum respiration of nutrients to the plants.

Ecosphere’s patented technologies can be licensed for specific industries and applications in the United States and throughout the world.

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

In 2009, Ecosphere formed FNES, to license its patented Ozonix® water treatment technology across the global energy sector. Since 2008, Ecosphere’s patented Ozonix® technology has enabled oil and gas customers to treat, recycle and reuse over six (6) billion gallons of water on more than 1,600 oil and natural gas wells, protecting over $6 billion worth of well assets, and generating over $70 million in revenue.

From a technical standpoint, Ecosphere has proven the Ozonix® process in the most technologically challenging treatment market sector, the oil and gas segment of the energy industry; therefore, Ecosphere believes that the technological risks faced when entering the other target sectors and industries are significantly diminished. From a business standpoint, Ecosphere has successfully created a subsidiary to target the energy industry (one of numerous target markets) and a transaction in 2013 valued just this one subsidiary at $50 million, at which Fidelity National Financial, Inc. [NYSE:FNF] (“FNF”) invested $10 million. It is important for shareholders to note that in 2009 when FNES was initially established and the technology was not yet commercially or technologically proven, FNF invested $7.5 million in FNES at a $37.5 million valuation to build Ozonix® equipment.

Ecosphere’s strategy is to further leverage its multi-patented Ozonix®, Ecos PowerCube®, Ecos GrowCube™ and SOGS technology portfolios via widespread partnering and licensing to achieve substantial technology deployment and the corresponding revenue and profit growth.

Active Subsidiaries and Investments

Fidelity National Environmental Solutions, LLC or FNES

FNES, a leading water treatment provider to the energy services sector, has an exclusive field-of-use license for Ecosphere's multi-patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. FNES provided licensing partners and energy exploration companies with patented Ozonix® mobile wastewater treatment equipment to eliminate harmful chemicals from hydraulic fracturing operations around the United States and Canada. It is presently inactive due to the downturn in the oil and gas industry.

Ecosphere currently owns 30.6% of FNES and was the exclusive manufacturer of all Ozonix® related products. Its exclusive manufacturing rights expired in May 2015.

Sea of Green Systems, Inc.

SOGS is a subsidiary of ETI that has been formed to monetize Ecosphere’s recently announced Ecos GrowCube™ technology and Ozonix® product lines in the Precision-Agriculture markets. The subsidiary has received a royalty-free, global field-of-use license for Ecosphere patents including Ecosphere’s multi-patented Ozonix® water treatment technology and related growing technologies and automated software for all agriculture related applications globally. Ecosphere has spent much of 2014 and 2015 to date concentrating on designing, developing and more recently, manufacturing the first Ecos GrowCube™ systems. During this process Ecosphere has gained invaluable knowledge of being able to implement its Ozonix® process and its automation software for growers considering any size grow operation. As of Q1 2016, SOGS has developed a comprehensive line of growing systems that cater to different customers’ needs and price points as well as a complementary line of premium nutrients that will be sold to Ecos GrowCube™ customers.

The initial focus will be the legal medical and recreational marijuana markets in the 24 states where local law permits the use medically and/or recreationally.

Additionally, due to its hydroponic functionality, the Ecos GrowCube™ can be used across numerous precision agriculture markets.

Ecosphere currently owns 69.49% of SOGS and is the exclusive manufacturer of all Ozonix® and Ecos GrowCube™ related products at a price of 80% of SOGS selling prices.

Proposed SOGS Reverse Merger and Financing

In December 2015, we began to meet with certain hedge funds and reached an oral agreement to merge SOGS into a public company effectively taking it public through a reverse merger.  An integral part of the transaction was receipt of bridge financing and a $2 million private placement, which later funding would occur simultaneously with the merger. We received $266,667 of bridge financing on January 5, 2016; although our senior management has had a number of meetings with proposed investors, we have not closed the private placement. As of the date of this Report, we are uncertain whether we will close the private placement. While the transaction has taken far longer than Ecosphere anticipated, and it has not received any draft term sheet, Ecosphere still expects the reverse merger and financing to occur this Spring. The lead investor invested $100,000 into SOGS in April 2015.  In November 2015, it amended its Convertible Note and SOGS issued the lead investor a Convertible Note in the sum of $106,250 (the “New Note”) (which included the accrued interest).  The New Note is due July 5, 2016.  In January 2016, the lead investor invested an additional $33,334, along with two additional hedge funds that each invested $133,333 into SOGS evidenced by Convertible Note with the same conversion price as the New Note.  The $300,000 Convertible Notes are due with 12.5% interest on July 5, 2016.  The Convertible Notes convert at an 85% discount of the financing price in connection with the reverse merger or alternatively into Ecosphere’s common stock at price of $0.115 per share.  In connection with the $400,000 Convertible Notes, Ecosphere has issued the three lenders each warrants to purchase 3,000,000 shares of common stock exercisable at $0.115 cents a share over a 5-year period.

Ecosphere Mining, LLC

Ecosphere Mining, LLC is a subsidiary of Ecosphere that has been granted an exclusive field-of-use license for Ecosphere’s patented Ozonix® technology for the global hard rock mining industry. In the hard rock mining industry, Ozonix® can be used to treat ores to increase ore recovery rates and reduce the amount of cyanide required for hydrometallurgical extraction and also mitigate environmental effects associated with conventional cyanide leaching techniques.

Ecosphere’s Ozonix® water treatment technology is a clean, cost-effective solution for reducing and reusing the residual wastewater streams produced in the mining industry – which we believe can help customers increase profitability, decrease production costs and reduce overall chemical consumption, while protecting the environment and surrounding water resources of large heritage lands.

Description of Business Over Five Years

Over the past two years, we have concentrated on developing our Precision Agriculture technology product line that features the Ecos GrowCube™ and Ozonix® technologies. Prior to focusing on Precision Agriculture related technologies, the Company focused on improving our multi-patented Ozonix® technology and the equipment through which we deliver services to oil and gas exploration and production companies. Since 2008, Ecosphere’s Ozonix® technology has been used to treat, recycle and reuse over six (6) billion gallons of water on more than 1,600 oil and natural gas wells, protecting $6+ billion worth of well assets, and generating over $70 million in revenue.

In March 2011, Ecosphere and FNES entered into a 20-year definitive agreement with Hydrozonix, LLC (“Hydrozonix”). That agreement granted an exclusive technology license agreement with Hydrozonix to deploy the Ozonix® technology in the United States for the on-shore oil and gas industry. Hydrozonix agreed to purchase two units per quarter over a two-year period. In the third quarter of 2011, we manufactured and delivered the initial two units and followed with an additional two units late in the fourth quarter of 2011. The bulk of our efforts in 2011 were focused on the design and manufacturing of Ozonix® EF80 units for Hydrozonix. Meanwhile, 2011 was a record year at that time. We generated $21.1 million of revenue.

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

In June 2013, Ecosphere announced its newest product for the oil and gas hydraulic fracturing market, the Ozonix® EF10M. The Ozonix® EF10M was an addition to Ecosphere’s highly successful line of Ecos-Frac® mobile water treatment products that have been used to treat and recycle over six billion gallons of water for more than 1,600 oil and natural gas wells around the United States.

In November 2013, the Company sold its first Ozonix® EF10M to FNES, which was later sold to Hydrosphere Energy Solutions (“Hydrosphere”), a Canadian sub-licensee of FNES in January 2014.

In December 2013, Ecosphere announced completion of its first Ozonix® O.R.E Recovery Equipment system for Ecosphere Mining, LLC, a wholly-owned subsidiary of Ecosphere and a new Mobile Operations Vehicle that is designed to remain on location for extended periods of time when Ecosphere is demonstrating its Ozonix® system for customers around the United States. In November 2014, Ecosphere sold the Mobile Operations Vehicle due to the depressed status of the mining & minerals market.

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

In July 2014, Ecosphere announced an exclusive technology licensing and equipment purchase agreement with Brasil Clean Energy ("BCE"), a Brazilian environmental services company, to deploy its patented Ozonix® water treatment technology across the food and beverage industry in Brazil. BCE was required to purchase a minimum of $5 million worth of Ozonix® equipment over two years, plus a royalty payment based on usage or revenue, with a minimum amount earned per machine. BCE did not meet its purchase requirements in order to maintain its exclusive license. As of the date of this Report, BCE has purchased $0.5 million worth of Ozonix® equipment. In September 2014, the Company completed manufacturing, testing and delivery of BCE's first piece of equipment, an Ozonix® EF10M mobile water treatment system capable of treating approximately 420 gallons-per-minute in a 10x12 footprint.

In November 2014, Ecosphere formed SOGS to begin to execute on its monetization strategy for the recently announced Ecos GrowCube™ technology and SOGS product lines. The subsidiary has received a royalty-free, global field of use license for the Ecos GrowCube™ technology as well as Ecosphere’s multi-patented Ozonix® water treatment technology for all agriculture related applications globally. SOGS will immediately deploy its Ecos GrowCube™ technology into the legal, medical and recreational marijuana industries by selling Ecos GrowCube™ units to licensed medical marijuana growers in legalized states. It should be noted that SOGS will strictly sell state-of-the-art hydroponic growing systems to growers; it will not partake in any part of the growing process and or take ownership positions in customers’ crops.

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the landfill leachate and marine port & terminal fields-of-use. Under the terms of the license agreement, USH20 paid Ecosphere an upfront technology licensing fee in addition to ongoing royalty payments on all Ozonix® related gross revenue for the life of the patents.

In April 2015, Ecosphere announced the receipt of a purchase order for an OZONIX® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, for industrial wastewater treatment applications in Malaysia. Ecosphere completed manufacturing, delivery and installation of the Ozonix® EF10M system in Malaysia in Q4 2015.

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

In July 2015, SOGS received its first equipment purchase order of Ecos GrowCube™ equipment to Waveseer Properties, LLC (“Waveseer”) for approximately $1.3 million. The Company is currently manufacturing this indoor line of Ecos GrowCube™ equipment and plans to deliver the order in Q2 2016. For a discussion of our ability to complete this equipment order, please see Risk Factors. In addition, the Company delivered its first self-contained Ecos GrowCube™ unit during Q3 2015, currently in the Company’s inventory as finished goods, for a trial period to this customer’s facility in Las Vegas, NV to successfully demonstrate the technology’s competitive advantages and growing capabilities.

In November 2015, Ecosphere announced that it and its majority owned subsidiary, SOGS signed a Strategic Partnership Agreement with Jim Fazio Golf Design, LLC. ("FAZIO"), a leading designer of premier golf courses, to develop and market an exclusive line of SOGS fertilizers for the golf course industry worldwide.

In December 2015, Ecosphere announced that it signed a Letter of Intent with Abandoned Mine Cleanup LLC. ("AMC"), a Company formed by current Ecosphere Board Member Dean Becker, to deploy its multi-patented Ozonix® water treatment technology on an exclusive basis in the Mining Industries of North and South America. The Letter of Intent required AMC to make a significant payment by March 31, 2016, which did not occur. Discussions are continuing subject to AMC paying for a pilot to be completed by July 2016.

Ecosphere has directly and through a new subsidiary, named Ecosphere Development Company, LLC. (“EDC”), very recently entered into a long-term land lease to lease six (6) acres of I-502 heavy industrial agricultural land in Benton County, Washington, zoned for legal marijuana cultivation and processing. Ecosphere owns 100% of the EDC subsidiary and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed growers in Washington. These turnkey, high-tech growing facilities will incorporate automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, in order to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities.

Ecosphere has spent the last two years locating and acquiring the property as well as designing the facilities it plans to build in WA. This new business segment will require infrastructure and equipment financing between $2 – 5 million, to develop the entire 6 acres, of which EDC will build in phases. Ecosphere is presently in discussions with a lender to finance its Washington landlord/tenant business model.

In 2015, Ecosphere received a total of 7 additional, approved United States Patents for its Ozonix® technology, bringing the total count to 14 approved U.S. Patents with Numerous Patents always pending. Approved Ozonix® Patents include U.S. Patent No's. 7,699,994; 7,699,988; 7,785,470; 7,943,087; 8,318,027; 8,721,898; 8,858,064; 8,936,392; 8,906,242; 8,968,577; 8,999,154; 9,034,180; 9,169,146; and 9,266,752.

Sales and Marketing

We rely on our officers and employees for the coordination of our sales and marketing efforts. Management uses our website, www.ecospheretech.com, and organic and search engine optimization marketing programs as well as inbound marketing techniques to bring potential customers to our website to learn about our unique technologies and product offerings. We have developed a comprehensive marketing and communications strategy with our creative advertising agency to market our patented technologies. Current marketing opportunities include attendance at key trade shows, award outreach and presentations to industry groups as appropriate.

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

Research and Development

During the year ended December 31, 2015, Ecosphere spent approximately $640,000 on research and development.

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

Employees

At April 8, 2016 we had 23 total employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationships with our employees are good.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

In March 2016, the Company entered into a lease agreement for a 6 acre property in Washington state. The term of this lease will commence in May 2016 and will terminate on a date five years from the commencement date. The Company will have the option to renew the lease for five additional five year terms. The Company will be required to make a security deposit in the amount of $81,675 by May 2016 and the aggregate monthly rent will be phased in over one year. From May 2016 through August 2016 the aggregate monthly rent is $5,445, from September 2016 through December 2016 the aggregate monthly rent is $13,068, from January 2017 through April 2017 the aggregate monthly rent is $16,335 and from May 2017 going forward the aggregate monthly rent is $27,225.

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

Ecosphere leases offices in Park City, UT, comprising approximately 2,172 square feet of space. The aggregate monthly rent for 2016, 2017 and 2018 is $3,792, $3,906 and $4,024, respectively.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.

ITEM 4.

MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

Our stock trades on the Bulletin Board, under the symbol “ESPH.” The last reported sale price of our common stock as reported by the Bulletin Board on April 8, 2016 was $0.0499. As of that date, we had approximately 1,278 record holders of our common stock and we believe that there are substantially more beneficial owners than record holders.

The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions.

		Prices
Year	Period Ended	High	Low

2015	December 31	$0.09	$0.05
	September 30	$0.11	$0.05
	June 30	$0.15	$0.10
	March 31	$0.15	$0.07

2014	December 31	$0.19	$0.08
	September 30	$0.18	$0.07
	June 30	$0.22	$0.15
	March 31	$0.30	$0.19

Dividend Policy

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

Recent Highlights and Success

•

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix ® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. Under the terms of the license agreement, USH20 was required to pay Ecosphere an upfront technology licensing fee in addition to ongoing royalty payments on all Ozonix ® related gross revenue for the life of the patents.

•

In April 2015, Ecosphere announced the receipt of a purchase order for an Ozonix® EF10M water treatment system by Kualiti Alam SDN BHD, a Malaysian waste management and renewable energy solutions provider, for industrial wastewater treatment applications in Malaysia. Ecosphere completed manufacturing, delivery and installation of the Ozonix® EF10M system in Malaysia in Q4 2015.

•

In April 2015, Ecosphere announced receipt of a U.S. Patent to use Ozonix® to treat lakes, rivers & streams, in particular, to Florida's Lake Okeechobee, the C44 Canal and the Indian River Lagoon. In September 2013, Ecosphere began researching and developing a water treatment apparatus to treat the heavily contaminated waters being released from Lake Okeechobee. As part of a demonstration for world-renowned Environmentalist Jean-Michel Cousteau and State and Local Officials, the Company demonstrated its ability to treat actual, contaminated C-44 Canal water through our patented Ozonix® technology and as a result, developed a comprehensive plan to use custom engineered Ozonix® barges and vessels to address the problem.

•

In June 2015, Ecosphere introduced the Ozonix Sentinel™ line of water treatment vessels to be able to treat high-volumes of water in rivers, lakes, lagoons and estuaries that have been contaminated as a result of depleted oxygen levels and industrial pollutants.

•

In July 2015, SOGS received its first equipment purchase order of Ecos GrowCube™ equipment to Waveseer Properties, LLC (“Waveseer”) for approximately $1.3 million. The Company is currently manufacturing this indoor line of Ecos GrowCube™ equipment and plans to deliver the order in Q2 2016. For a discussion of our ability to complete this equipment order, please see Risk Factors. In addition, the Company delivered its first self-contained Ecos GrowCube™ unit, currently in the Company’s inventory as finished goods, for a trial period to this customer’s facility in Las Vegas, NV to successfully demonstrate the technology’s competitive advantages and growing capabilities. This unit has since been moved from Waveseer’s facility in Las Vegas and is currently in Washington state for another demonstration.

•

In September 2015, Ecosphere signed an exclusive agreement with Brasil Clean Energy ("BCE"), its Ozonix® Licensing partner in Brasil. Additionally, Ecosphere has expanded the geographic area for BCE's representation of the Company's patented technologies and products in Brasil to include all of Central and South America. The new agreement calls for Ecosphere and BCE to form a Joint Venture to manufacture Ecosphere's patented technologies in Brasil, as well as other South American countries.

•

In November 2015, Ecosphere announced that it and its majority owned subsidiary, SOGS signed a Strategic Partnership Agreement with Jim Fazio Golf Design, LLC, a leading designer of premier golf courses, to develop and market an exclusive line of Ozonix® water treatment products for the golf course industry worldwide.

•

In 2015, Ecosphere received a total of 7 additional, approved United States Patents for its Ozonix® technology, bringing the total count to 14 approved U.S. Patents with Numerous Patents always pending. Approved Ozonix® Patents include U.S. Patent No's. 7,699,994; 7,699,988; 7,785,470; 7,943,087; 8,318,027; 8,721,898; 8,858,064; 8,936,392; 8,906,242; 8,968,577; 8,999,154; 9,034,180; 9,169,146; and 9,266,752.

•

In Q1 2016, SOGS received equipment purchase orders for various Ecos GrowCube™ units; the Company plans to complete the orders in Q2 2016.

•

In Q2 2016, the Company plans to spin off SOGS as another public company that will be controlled by the Company.

Intellectual Property Portfolio

Because of generally accepted accounting principles and SEC accounting rules, Ecosphere’s patents and patents pending are reflected in the consolidated balance sheet based at the cost it pays its counsel to process and maintain those patents. This type of accounting method does not take into account the actual fair value of the intellectual property created that can be licensed to customers and industry leaders for the 20-year life of the patents. Ecosphere’s unique patents allow Ecosphere the sole right to exclude others from making, using or selling its proprietary solutions. Ecosphere’s patents also allow Ecosphere to monetize its assets for shareholders by granting local, regional or global field-of-use licenses to industry-specific partners.

History of Product and Application Development

Since 2008, the Company has incurred in excess of $5.5 million in developing its current line of products and industry specific applications utilizing its intellectual property.  Such costs are exclusive of amounts paid to executive officers or our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative tasks. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the oil and gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications as follows.

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

Product Sales

The Company recognizes revenue from the sale of products during the period in which the parts are delivered to the buyer.

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Stock based compensation granted to non-employees is accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

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

Results of Operations

Comparison of the Year ended December 31, 2015 with the Year ended December 31, 2014

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	Change
Revenues
Equipment sales and licensing	$573,958	$530,550	$43,408
Equipment sales and licensing, related party	—	524,525	(524,525)
Aftermarket part sales	138,715	24,549	114,166
Aftermarket part sales, related party	8,506	40,255	(31,749)
Total revenues	721,179	1,119,879	(398,700)
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	465,099	813,005	(347,906)
Aftermarket part costs (exclusive of depreciation shown below)	77,381	56,486	20,895
Salaries and employee benefits	2,485,996	3,233,352	(747,356)
Administrative and selling	1,071,256	954,274	116,982
Professional fees	461,121	1,045,492	(584,371)
Depreciation and amortization	367,299	429,599	(62,300)
Research and development	638,866	241,192	397,674
Bad debt	285,170	—	285,170
Loss on sale of notes receivable	—	985,085	(985,085)
Total costs and expenses	5,852,188	7,758,485	(1,906,297)
Loss from operations	(5,131,009)	(6,638,606)	1,507,597
Loss and impairment on investment in unconsolidated investee	(12,668,298)	(1,701,140)	(10,967,158)
Other income (expense)
Interest income	—	45,089	(45,089)
Interest expense	(3,368,061)	(2,225,386)	(1,141,168)
Loss on sale/disposal of fixed assets, net	—	(98,043)	98,043
Loss on impairment of fixed assets	(207,912)	—	(207,912)
Loss on debt extinguishment	(1,696,007)	(880,774)	(815,233)
Change in fair value of derivative instruments	—	3,671	(3,671)
Other income (expense), net	3,526	(1,274)	4,800
Total other income (expense), net	(5,268,454)	(3,156,717)	(2,111,737)
Net income (loss)	(23,067,761)	(11,496,463)	(11,571,298)
Preferred stock dividends	(82,752)	(82,752)	—
Net income (loss) applicable to common stock before allocation to non-controlling interest	(23,150,513)	(11,579,215)	(11,571,298)
Net loss applicable to noncontrolling interest of consolidated subsidiary	133,936	13,117	120,819
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(23,016,577)	$(11,566,098)	$(11,450,479)

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

The Company reported net loss applicable to Ecosphere common stock on $23 million during the year ended December 31, 2015 (the “2015 Period”) as compared to net income applicable to Ecosphere common stock of $11.6 million during the year ended December 31, 2014 (the "2014 Period"). The driver of the variance of $11.5 million is the $11.9 million write-off of FNES as oil and gas companies wrote down assets due to the downturn in that industry along with other factors including operating results as discussed below.

Revenues

During the 2014 Period, FNES sold its Ozonix® EF10M to Hydrosphere Energy Solutions, LLC, resulting in equipment sales of $0.1 million. In addition, during the 2014 Period, the Company sold one Ozonix® EF10M unit to Brasil Clean Energy (“BCE”) who is in the food and beverage industry, resulting in equipment sales of $0.5 million. During the 2015 Period, Ecosphere signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal field-of-use. During the 2015 Period, $500,000 in licensing fees has been paid by USH2O, Inc. to Ecosphere. Notwithstanding the receipt of $500,000 in cash in 2015, the Company is required to recognize these revenues of the licensing fees received under this agreement over its 20-year term. Additionally in 2015, the Company sold one Ozonix® EF10M unit to a customer in Malaysia, resulting in equipment sales of $0.6 million and the Company sold aftermarket parts and products to various customers and one related party customer, FNES.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2015 Period were $0.5 million in connection with the sale of one Ozonix® EF10M unit to a company in Malaysia as compared to $0.8 million for the 2014 Period in connection with the sale of an Ozonix® EF10M unit to FNES which was subsequently resold and the sale of one Ozonix® EF10M to BCE.

Aftermarket Part Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were $77,381 for the 2015 Period as compared to $56,486 for the 2014 Period.

Salaries and Employee Benefits

For the 2015 Period, salaries and employee benefits amounted to $2.5 million. The decrease in salaries and employee benefits of $0.7 million was primarily the result of a $0.4 million decrease in equity-based compensation and $0.3 million decrease in salaries, wages and related taxes and benefits.

Professional Fees

For the 2015 Period, professional fees amounted to $0.5 million. The $0.6 million decrease in professional fees for the 2015 Period was driven by a $0.3 million decrease in consulting fees and legal fees relating to the arbitration.

Research and Development

Research and development increased $0.4 million during the 2015 Period. This is related to the development of the Company’s first Ecos GrowCube™ and Ecos PowerCube™ units built during 2015 and 2014. The Company sold the Ecos GrowCube™ to SOGS for $250,000 and the costs in excess were recorded as research and development costs.

Bad Debt

The Company recorded bad debt expense of $0.3 million in connection to the allowance of doubtful accounts for a related party accounts receivable balance.

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

Income (Loss) From Operations

Loss from operations 2015 Period was $5.1 million compared to loss of $6.6 million for the 2014 Period. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Loss and Impairment on Investment in Unconsolidated Investee

The change in the loss on investment in unconsolidated investee was approximately $0.8 million for the 2015 Period. The Company recorded an impairment of $11.9 million of its FNES investment due to the recent downturn in the oil and gas industry and recognized a non-cash charge for this amount during 2015. The Company expects to assist FNES as it transitions from an oil and gas service company in the U.S. to a global energy and equipment sales company for which FNES owns an exclusive license.

Loss on Sale/Disposal of Fixed Assets, Net

In November 2014, the Company sold a mobile operations vehicle that had been part of its fixed assets since 2013. The net book value of such unit was written off and the Company recognized a loss of $0.1 million on the transaction.

Interest Expense

Interest expense for the 2015 Period increased $1.1 million which was primarily due to the borrowing of approximately $1.5 million through the sale of convertible notes and warrants along with non-cash interest related charges. In addition, the Company had some modifications to previously issued convertible notes and warrants that resulted in some non-cash interest related charges.

Net Loss Applicable to Noncontrolling Interest of Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and SOGS consolidated majority-owned subsidiaries was $133,936 for the 2015 Period.

Net (Loss) Income Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere was $23 million for the 2015 Period as compared to a net loss applicable to common stock of $11.6 million for the 2014 Period. Basic and diluted net loss per common share was $0.14 for the year ended December 31, 2015 as compared to a basic and diluted net loss per common share was $0.07 for the year ended December 31, 2014. The weighted average number of shares outstanding was 165,294,921 and 164,294,045 for the years ended December 31, 2015 and 2014, respectively. Fully diluted weighted average shares outstanding were 165,294,921 and 164,294,045 for the years ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flow is as follows:

	For the Year Ended December 31,
	2015	2014

Net cash used in operating activities	(1,761,946)	(4,550,454)
Net cash used in investing activities	(10,864)	(102,988)
Net cash provided by financing activities	1,741,104	3,625,591

Cash Flows from Operating Activities:

The Company’s net cash used in operating activities was $1.8 million during the 2015 Period compared to cash used in operating activities of $4.6 million during the 2014 Period, respectively.

2015 Period

Net cash used in operating activities was $1.8 million for the year ended December 31, 2015. Cash used in operating activities for 2015 resulted primarily from the net loss applicable to Ecosphere Technologies, Inc. common stock of $23 million which was offset by (i) $12.7 million in the loss and impairment on investment in unconsolidated investee, or FNES, the Company had to take a full impairment of the investment in FNES due to the recent downturn in the oil and gas industry along with other factors, (ii) $3.8 million in non-cash expenses, (iii) $1.3 million addition to customer deposits for Ecos GrowCube™ units currently being manufactured, (iv) $0.5 million in stock-based compensation expense.

2014 Period

Net cash used in operating activities was $4.6 million for the year ended December 31, 2014. Cash used in operating activities for 2014 resulted primarily from the net loss applicable to Ecosphere Technologies, Inc. common stock of $11.6 million which was partially offset by (i) $3.2 million in non-cash expenses, (ii) $1.7 million in connection with the Company’s ownership interest share of FNES’ net loss, (iii) $1.0 million in connection with the loss on sale of the Company’s notes receivable for the Ozonix® EF80 units and (iv) $0.7 in stock-based compensation expense.

Cash Flows from Investing Activities:

The Company’s net cash used in investing activities was approximately $11,000 during the 2015 Period compared to net cash used in investing activities was $0.1 million during the 2014 Period, respectively.

2015 Period

Net cash used in investing activities was approximately $11,000 for the year ended December 31, 2015. This consisted primarily of additions to property and equipment to the Company’s machine shop equipment. The payment of patent costs were minimal.

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

Cash Flows from Financing Activities:

The Company’s net cash provided by financing activities was $1.7 million in the 2015 Period compared to net cashed provided by financing activities of $3.6 million in the 2014 Period.

2015 Period

The Company’s net cash provided by financing activities of $1.7 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $1.4 million, the sale of stock in the Company’s consolidated subsidiary, SOGS, which provided proceeds of $0.4 million and proceeds from the sale of notes receivable of $0.2 million. This was partially offset by the repayment of notes receivable, insurance financing and vehicle and equipment financing of $0.3 million.

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

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015, he has lent the Company $1,400,000 represented by convertible notes which are convertible at $0.115 per share and due in September 2016, these notes are secured by a variety of security interests on intellectual property and other assets of the Company.  In addition, the Company’s principal lender had lent the Company $354,000 during 2016. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.  As of the date of this Report, $890,000 in past due Notes are outstanding.

The Company is working on a number of initiatives which, if consummated can provide liquidity.  Assuming that SOGS is able to raise the $2 million and close the planned reverse merger, it will pay Ecosphere $604,000 of proceeds.  In addition, Ecosphere will receive $25,000 monthly management fees from SOGS.

The proposed Washington state venture through EDC is another source of potential future liquidity.

Management is uncertain whether it will have liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Ecosphere is providing a pilot to a customer that if successful has the ability to provide significant cash to Ecosphere. Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to FNES. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

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

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. Historically in the 18 years since inception, Ecosphere often has had liquidity problems but it has always found financing and new business to support its operations. Management believes that it will do so again although no assurances can be given. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, Ecosphere has 100% of its convertible notes payable, notes payable and related party notes payable due within the next 12 months, $890,000 of which is past due as of the date of this Report. The Company’s counsel is currently in discussions with note holders in the aggregate principal amount of $595,000 regarding extension terms.  Please see Risk Factors concerning our ability to continue as a going concern and complete present equipment orders.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 19 to the consolidated financial statements contained herein. In addition, Ecosphere owes its senior management approximately $220,000 representing unpaid salaries and royalties.

Research and Development

Research and development costs were $0.6 million and $0.2 million for the years ended December 31, 2015 and December 31, 2014.

Recently Issues Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to the consolidated financial statements contained herein.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including opportunities for Ozonix® and the Ecos PowerCube® in other markets, our liquidity and closing of the SOGS reverse merger.

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

We incurred a net loss of approximately $23 million in 2015, in contrast to only $1.8 million in net cash used in operations. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we have negative cash flows from operations. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing and selling interests in our subsidiaries and intellectual property. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, including our ability to fulfill current equipment orders, thus contributing to continued operating losses.

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

Because of the difficulties which microcap companies have in raising capital, the lack of available credit for companies like us and the level of our stock price, we may be hampered in our ability to raise the necessary working capital. Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments may dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. In such event, our ability to continue as a going concern is in doubt and we may not be able to remain in business.

Because we have substantial debt due beginning in July 2016, we must find a liquidity event or extend most or all of our debt in order to remain operational.

We have $6,395,250 of convertible debt coming due from July through January 2017, including $2,604,000 owed to the principal lender. We do not have the present ability to pay this debt when it comes due. If we are unable to raise the funds from the sale and licensing of our intellectual property or extend the debt, we may not remain operational.

Because the Company expects to generate substantial future revenues through the business of its majority-owned subsidiary, Sea of Green Systems, Inc. (“SOGS”), you should also carefully consider the following risk factors specifically related to SOGS. In the following risk factors, “we,” “our,” and “us” refer to SOGS.

If we do not receive a re-order of Ecos GrowCube™ equipment from our initial customer, it will negatively affect our results of operations and ability to raise additional capital.

Our initial sale of Ecos GrowCube™ equipment was a significant milestone and we anticipate our initial customer will place a significantly larger order in the future, although, we presently have no binding agreement for such a future order.  However, any re-order is subject to a number of factors including:

•

our ability to complete the manufacturing and meet the customer’s needs;

•

the customer’s receiving local regulatory approval;

•

whether the results of the customer’s initial crops demonstrate significantly improved yield to justify the cost of our Ecos GrowCube™ products;

•

whether the costs for the Company’s premium equipment meet the customer’s needs; and

•

whether the customer has sufficient working capital.

For further discussion of our working capital limitations, please see Risk Factors above related to our ability to continue as a going concern and our cash flow from operations.

Because we face intense competition in the hydroponics industry and many of our competitors have greater resources, we may be unable to compete effectively.

The industry in which we operate in general is subject to intense and increasing competition. Our competitors may have greater capital resources, facilities and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may have greater resources for marketing than we do, and devote their marketing efforts at products that directly compete with ours. Our competitors may also introduce new hydroponic growing equipment, which could increase competition and decrease demand for our hydroponic growing equipment product and turnkey growing facilities.

Additionally, if demand for hydroponic growing equipment and/or growing facilities continues to increase, we expect many new competitors to enter the market as there are no significant barriers to hydroponic growing equipment and growing facility production. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in the industry will not lead to reduced prices for our hydroponic growing equipment. If we are unable to successfully compete with existing companies and new entrants to the market, this will have a negative impact on our business and financial condition.

Finally, if marijuana-related activities are de-regulated at the federal level or a widespread belief develops that risk of enforcement is unlikely, many companies that are currently unwilling to enter into marijuana-affiliated lines of business due to the perceived risks may enter the industry and compete with us or our customers. To the extent these companies are larger, more established and/or better financed, our operating results could suffer.

Our success depends on the adoption of our hydroponic equipment product and growing facilities by several communities, including marijuana cultivators operating within the confines of state law, local urban farmers and greenhouse growers, and if these communities do not adopt our product or services, then our revenue will be limited.

The major groups to whom we believe our hydroponic equipment product and growing facilities will appeal may not embrace our product and/or services. Acceptance of our products and services will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to meet our customers’ needs and expectations adequately, our product offerings may not be competitive and our ability to continue generating revenues could be reduced. We also cannot ensure that our business model will gain wide acceptance among all targeted groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to commence or continue generating revenues could be reduced.

Because commodities prices are subject to fluctuation and cycles, a drop in the retail price of commercially grown produce may negatively impact our business.

The demand for hydroponically grown produce depends in part on the price of commercially grown produce. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for hydroponically grown produce to decline, which would have a negative impact on our business.  Commodities prices are subject to fluctuation.  In times of downward pressures our customers may turn to competitive growing methods and products.  Moreover, our first customers are engaged in the cannabis business where prices presently are very high.  We cannot assure you that the high prices will continue.  If prices do plunge, our future revenues may be materially and adversely affected.

Competing forms of specialized agricultural equipment may be more desirable to consumers or make our product obsolete.

There are currently several different specialized agricultural equipment technologies being deployed in urban vertical farming operations other than hydroponics, such as aquaponics and aeroponics. Further development of any of these competitive technologies may lead to advancements in vertical farming techniques that will make our products obsolete. Consumers may prefer alternative technologies and products. Any developments that contribute to the obsolescence of our products may substantially impact our business, reducing our ability to generate revenues.

Federal regulation and enforcement may adversely affect the implementation of marijuana laws and regulations may negatively impact our revenues and profits.

Currently, 24 states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the position underlying the policies and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Unless and until Congress amends the CSA with respect to marijuana, there is a risk that federal authorities may enforce current federal law.  In such event, our potential customers engaged in marijuana cultivation may be deemed to be producing, cultivating or dispensing marijuana in violation of federal law, and/or we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law with respect to our business operations. There can be no assurance as to the timing or scope of any such potential amendments.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

The United States Department of Justice (the “DOJ”) has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits.

Our potential customers could, and we could, be found to be violating laws related to cannabis.

As described above, while 23 states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical and consumer uses for cannabis, cannabis use remains prohibited under federal law and the risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain. Because we do not currently cultivate, produce, sell or distribute any marijuana, we believe that we have no risk that we will be deemed to facilitate the selling or distribution of marijuana in violation of federal law. However, our proposed Washington State business opportunity involves us leasing land and subleasing it to and developing it for licensed growers of cannabis in accordance with Washington State laws.  Should it be determined under the CSA that our products, equipment or facilities are deemed to fall under the definition of drug paraphernalia because our products could be determined to be primarily intended or designed for use in producing cannabis, there is a risk we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and materially adverse effect on our business and our revenues and profits.

Variations in state and local regulation and enforcement activities in states that have legalized cannabis may restrict or deter marijuana-related activities and negatively impact our revenues and profits.

Individual state laws vary. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several plus the District of Columbia have both decriminalization and medical laws. In addition to legalizing medicinal use, a small number of states have also legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized or created medical marijuana exemptions. In most states, the cultivation of marijuana for personal use continues to be prohibited. Because state laws vary so much, in even states where cannabis is lawful, growers and seller may inadvertently violate local laws and incur penalties.  This in turn may reduce commercialization. Active enforcement of state laws therefore indirectly and adversely affect our business and our revenue and profits.

Because marijuana remains illegal under federal law, future enforcement activities by the federal government may adversely affect our future business and revenues.

Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  While the Obama Administration has not enforced these laws against those who have complied with state and local laws, there will be a new President in January 2017.  We cannot assure you that the new Administration will take the same “hand off” approach. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana could discourage the activities of some of our potential customers, which could result in our inability to proceed with our business plan.

Local, state and federal medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us, or our customers, to incur substantial costs associated with compliance or alter certain aspects of our business plan. The consequences of such laws may be far-reaching and unexpected. For example, media broadcasters may decline to air advertisements for marijuana-affiliated businesses out of concern for violating the Federal Communications Commission’s mandate to operate in the public interest. As another example, individuals with prescriptions for medical marijuana use may nonetheless find they can be fired by their employers for violating federal law. Fear of actual or alleged violation of the many, sometimes contradictory, laws regulating marijuana could deter the activities of our potential customers, reduce their revenues, disrupt our business plan and result in a material adverse effect on certain aspects of our planned operations.

Further, it is possible that regulations may be enacted in the future that will be directly applicable to our sales of equipment to customers engaged in the legal marijuana cultivation business. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

Some of our potential customers may have difficulty accessing the service of banks, which may make it difficult for them to operate, which could reduce our sales and negatively impact our business.

Since the use of marijuana is illegal under federal law, some banks have taken the position that they are prohibited from accepting for deposit funds from businesses involved with the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for our potential customers involved in the marijuana business to operate, which could negatively affect our sales and operations and have an adverse material impact on your investment. Further, although we do not produce, distribute or market marijuana our association with businesses that engage in such activities may result in certain financing institutions and entities being unwilling to provide services to us, which could negatively affect our ability to grow our business and operations.

Because the SEC may subject our regulatory filings to increased scrutiny, and stock exchanges will not presently list a business which generates revenue from cannabis, Ecosphere will encounter delay in connection with its filings and more cost.

On at least one prior occasion, the SEC declined to accelerate the effectiveness of a registration statement of a company affiliated with marijuana-cultivation activities. Although the SEC did allow the registration statement to become effective after the required 21day period, failure to be grant acceleration results in a slower, and therefore less attractive, path to financing for a company and its potential investors. Moreover, it seems likely that he SEC’s comment letter process may have been more vigorous due to the cannabis business and regulatory hostility.  Although we are not involved in cultivating marijuana, it is possible the SEC could treat our future filings with enhanced scrutiny and delay acceleration of our future registration statements as well. This possibility may deter involvement in our future financings and make it more difficult for us to meet our liquidity needs. The same risks apply to Ecosphere.  The failure to be listed on NYSE or Nasdaq, even if in the future we were to meet their listing standards -- which we do not meet presently—may act as a depressant to Ecosphere’s stock price.

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

•

SOGS’ success in obtaining financing and closing the reverse merger;

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

As of April 8, 2016, we had approximately 166 million shares of our common stock outstanding, 65 million shares underlying warrants, 49 million shares underlying outstanding convertible notes and 35 million shares underlying stock options. If the holders of the securities described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock.

An investment in Ecosphere will be diluted in the future as a result of the issuance of additional securities, the exercise of options or warrants or the conversion of outstanding preferred stock.

In order to raise additional capital to fund our strategic plan, we may sell (and currently are engaged in the sale of) additional shares of common stock or securities convertible, exchangeable or exercisable into common stock from time to time, which could result in substantial dilution to investors. However, our ability to sell common stock and equivalents will require shareholder approval. We cannot assure you that we will be successful in raising additional capital.

Because our management and employees do not solely by virtue of their ownership of our common stock control Ecosphere, it is possible that third parties could obtain control and change the direction of our business.

Our officers and directors own approximately 1.7 million shares of our common stock or approximately 1.1% of the shares actually outstanding. By including shares of common stock which are issuable upon exercise of outstanding vested options held by them, they beneficially own approximately 12.5 million shares or 7%. If all of our equity equivalents outstanding as of April 8, 2016 were exercised, we would have 300 million shares outstanding (our Chief Executive Officer, Chief Operating Officer and Corporate Secretary agreed to defer the exercise of shares which are not included). For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

Further, as of April 8, 2016, our principal lender beneficially owned equity equivalents (meaning, under the rules of the SEC, that he and his affiliates could acquire the underlying common stock within 60 days) which, if exercised, would amount to 28.8% of our outstanding common stock. In addition, our principal lender presently holds over $2.6 million of the Company’s debt, which is scheduled to mature in September 2016. If this debt is not repaid or extended at that time, the lender will effectively acquire control of our Company. While our principal lender has been extremely helpful to date in supporting the Company by providing operating capital and has not attempted to change the direction of our business, the possibility that he could do so in the future is a risk investors should consider.

Because of our capital structure, we may be required to provide preferences to investors until such time as we are able to increase our authorized common stock which may adversely affect holders of our common stock.

As of April 8, 2016, we had issued approximately 166 million shares of common stock and reserved 135 million for issuance upon exercise and conversion of our derivative securities which does not include 11 million shares underlying options that our Chief Executive Officer, Chief Operating Officer and Corporate Secretary agreed to postpone exercise until such time as we increased our authorized capital. Our current authorized common stock is 300 million shares. Because of our need to raise capital, we may have to issue preferred stock with special rights and preferences which may adversely affect our common stockholders. Since our officers and directors only own 1.1% of our outstanding common stock, we may face obstacles in obtaining shareholder approval in increasing our authorized common stock.

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

As of April 8, 2016, we had approximately 166 million shares of common stock outstanding of which our directors and executive officers own approximately 1.7 million shares which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to directors and executive officers of Ecosphere:

Name	Age	Positions with Ecosphere
Directors:
Dennis McGuire	65	Chairman of the Board
Dean Becker	61	Director
Michael Donn, Sr.	67	Director
Charles Vinick	68	Director
David Brooks	45	Director

Executive Officers:
Dennis McGuire	65	Chief Executive Officer and Chief Technology Officer
Michael Donn, Sr.	67	Chief Operating Officer
David Brooks	45	Chief Financial Officer
Jacqueline McGuire	52	Senior Vice President of Administration and Secretary

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

Dean Becker has served as a director since January 1, 2013. Mr. Becker is an entrepreneur engaged in the business of acquiring and licensing intellectual property. From June 2009 through November 2015, Mr. Becker served as the Chief Executive Officer of ICAP Patent Brokerage and ICAP Ocean Tomo Auctions (collectively, “ICAP”), a leader in selling intellectual property. Mr. Becker is a frequent global speaker on intellectual property rights and the use of patents to include or exclude competition through licensing and enforcement of government issued rights. Mr. Becker was selected as a director because he is one of the world’s leading experts on monetizing intellectual property.

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

Charles Vinick has served as a director since August 2006. From January 18, 2011 until January 8, 2013, Mr. Vinick served as Chief Executive Officer and as consultant to Ecosphere through 2013. Prior to becoming Chief Executive Officer, Mr. Vinick was Executive Chairman effective August 1, 2010. From December 22, 2009 until January 8, 2013, Mr. Vinick served as the Chairman of the Board. Since January 2013, Mr. Vinick has served as the Chief Executive Officer of Aquantis, Inc., a renewable energy company that designs, manufactures and deploys tidal and ocean current turbines. Until December 2010, Mr. Vinick served as Director of Business Development and Government Relations for Dehlsen Associates, a renewable energy technology development firm in Carpentaria, California. Mr. Vinick has more than 25 years of experience directing and managing non-profit organizations and programs. Mr. Vinick previously held executive positions for over 20 years with organizations headed by Jacques or Jean-Michel Cousteau. Mr. Vinick was selected as a director due to his knowledge of, and commitment to, the environmental mission of Ecosphere, his understanding of the business applications for the Ecosphere technology, and his business experience and judgment. Mr. Vinick was also selected due to his 25 years of experience in global water quality and policy issues.

Executive Officers

See above for Messrs. McGuire’s, Brooks’ and Donn’s biography.

Jacqueline McGuire has been our Senior Vice President of Administration and Corporate Secretary since January 2001 and Secretary since our founding in 1998. She and her husband Dennis, our Chairman of the Board and Chief Executive Officer, were two of our founders.

With the exception of Michael Donn, Sr., Dennis McGuire and Jacqueline McGuire as disclosed above, there are no family relationships between any of our directors and/or executive officers

Key Employees

Two of Dennis and Jacqueline McGuire’s children, Dennis and Corey McGuire, have been employed by Ecosphere since 2009 and 2010, respectively. Dennis McGuire, Jr. is Ecosphere’s Director of Manufacturing and Corey McGuire is Ecosphere’s Director of Marketing and Chief Executive Officer of SOGS.

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

Compensation Committee

The function of the Compensation Committee is to review and recommend the compensation and benefits payable to our officers, review general policies relating to employee compensation and benefits and administer our various stock option plans, including the 2006 Equity Incentive Plan, which we refer to as the “Plan.” Our Chief Executive Officer recommends executive compensation to the Compensation Committee and the Compensation Committee considers his recommendation prior to recommending compensation to our Board. The Compensation Committee has no authority with respect to setting compensation. However, its recommendations have always been followed. There are presently no members of the Board serving on the Compensation Committee. The Company expects to appoint a member to serve on the Compensation Committee in the near future.

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

Summary Compensation Table for 2015

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)(2)	Stock Awards ($)(e)(3)	Option Awards ($)(f)(3)	Non-Equity Inventive Plan Compen- sation ($)(g)	Non-Qualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(i)(4)	Total ($)(j)

Dennis McGuire	2015	450,000	52,000	—	—	—	—	72,796	574,796
Chief Executive Officer	2014	450,000	—	—	—	—	—	31,660	481,660

Michael Donn, Sr.	2015	192,500	—	—	—	—	—	26,418	218,918
Chief Operating Officer	2014	175,000	—	—	201,263	—	—	6,112	382,375

Jacqueline McGuire	2015	123,500	—	—	—	—	—	17,859	141,359
Senior VP of Administration and Corporate Secretary	2014	112,200	—	—	145,058	—	—	3,918	261,176

———————

(1)

This column represents salaries paid and accrued salaries that will be paid when the Company has the cash available. In 2015, each of Mr. McGuire and Mr. Donn had accrued approximately $34,000 of their salaries. As of the date of this Report, the Company has accrued $211,081 in salaries for Mr.McGuire and Mr. Donn.

(2)

The amount in the bonus column represents cash bonuses.

(3)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and do not reflect the actual amounts that may be realized by the Named Executive Officers. Please note that the total compensation listed for any officer in a particular year does not necessarily represent what the executive may realize in cash earnings during that period. Equity compensation is variable and depends on both the stock price and the exercise price of options. In some cases the executive may receive no compensation where options are either "under water" or expire "under water". The amounts listed for options are estimates of the value based on a number of inputs to the BSM model and are purely for the basis of accounting for the expense of the equity.

(4)

For Mr. McGuire, the amounts in this column represent 401(K) contributions, stock granted in subsidiary and life insurance premiums paid by Ecosphere for life insurance that is for the benefit of Mr. McGuire’s beneficiaries.  For Mr. Donn and Mrs. McGuire, the amounts in this column represent 401(K) contributions.   Also includes shares of SOGS common stock which were transferred to the Named Executive Officers as 2015 bonuses.  See below for further description.

Named Executive Officer Compensation Arrangements

Executive Officers and management. The compensation arrangements were approved by our Board based upon the recommendation of our Compensation Committee, which conducted a thorough review over an extensive period of time.

Dennis McGuire

In April 2013, Mr. McGuire signed a three-year Employment Agreement (the “2013 Employment Agreement”) and a Royalty Agreement, each of which were in effect through December 31, 2015 and were replaced or amended effective January 1, 2016 as described below. Under the 2013 Employment Agreement, Mr. McGuire received a base salary of $450,000 per year. He was also granted 6,300,000 five-year stock options, exercisable at $0.34 per share with one-third vesting upon his acceptance of the grant and the balance in equal increments on January 1, 2014 and 2015, subject to continued employment on each applicable vesting date (all of which have vested).

In July 2015, following the sale of $1.3 million worth of Ecos GrowCube™ equipment by SOGS, the Company’s Board of Directors awarded Mr. McGuire, who is the inventor of the Ecos GrowCube™ technology, a discretionary bonus of $52,000.

In April 2016, Mr. McGuire signed a three-year Employment Agreement (the “2016 Employment Agreement”) and an Amended and Restated Royalty Agreement (the “Royalty Agreement”), each effective January 1, 2016. See the section titled “Certain Relationships and Related Transactions, and Direct Independence” below for a description of the Royalty Agreement. Under the 2016 Employment Agreement, Mr. McGuire is entitled to receive a base salary of $450,000 per year, which is identical to the 2013 Employment Agreement.  Because of the liquidity issues, Mr. McGuire often has not regularly received installments of his salary. He was also granted 6,300,000 ten-year stock appreciation rights (“SARs”), exercisable at $0.115 per share with one-third vesting upon his acceptance of the grant and the balance vesting in equal increments on December 31, 2016 and December 31, 2017, subject to continued employment as of each applicable vesting date.  The option value is $114,770 and the will be recognized over the vesting term. The SARs are settleable in cash or common stock of Ecosphere or any subsidiary. If the SARs are settled in shares of SOGS, the exercise price shall be fixed at $0.046 per share.

In January 2016, the Company issued Mr. McGuire 875,000 shares of the Company’s SOGS common stock.

In February 2016, SOGS granted ten-year options to purchase 7,500,000 to Mr. McGuire at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable.

As of the date of this Report, Ecosphere owes Mr. McGuire and Mr. Donn $218,961 representing unpaid salaries and royalties.

Michael Donn, Sr.

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

In January 2016, the Company issued Mr. Donn 450,000 shares of the Company’s SOGS common stock.

Jacqueline McGuire

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

In January 2016, the Company issued Mrs. McGuire 300,000 shares of the Company’s SOGS common stock.

Key Employees

Dennis McGuire, Jr.

Dennis McGuire, Jr. is Ecosphere's Director of Manufacturing where he supervises nine employees, supervised the successful manufacturing and completion of 43 Ozonix® units and the first Ecos PowerCube® and Ecos GrowCube™. Mr. McGuire’s responsibilities are to continually improve the manufacturing process and the Company’s fabrication capabilities. In 2015, Mr. McGuire, Jr. received compensation consisting of base salary of $165,000. This compensation arrangement was approved by Ecosphere’s Board of Directors. In addition, the Company issued Mr. McGuire 300,000 shares of the Company’s SOGS common stock in January 2016.

Corey McGuire

Corey McGuire has been Ecosphere’s Director of Marketing since 2010 and was recently appointed as Chief Executive Officer of SOGS. Mr. McGuire works closely with Senior Management and manages all of the Company’s marketing, advertising, branding, communication and public relation activities. In 2015, Mr. McGuire received compensation consisting of base salary of $121,000, $96,462 of which was paid and accrued salary of $24,538. This compensation arrangement was approved by Ecosphere’s Board of Directors. In addition, the Company issued Mr. McGuire 200,000 shares of the Company’s Sea of Green common stock in January 2016.

In February 2016, SOGS granted ten-year options to purchase 10,000,000 to Mr. McGuire at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2015:

Outstanding Equity Awards At 2015 Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
	Exercisable	Unexercisable	($)	Date
Name (a)	(b)	(c)	(e)	(f)

Dennis McGuire	9,450,000 (1)	—	0.46	1/3/16
	6,300,000 (2)	—	0.34	4/25/18

Michael Donn, Sr.	157,500 (2)	—	0.42	1/2/2017
	1,619,649 (2)	971,789 (3)	0.17	11/26/19

Jacqueline McGuire	157,500	—	0.42	1/2/17
	1,167,341 (1)	700,405 (3)	0.17	11/26/19

———————

(1)	These options have expired.

(2)	Mr. McGuire, Mr. Donn and Mrs. McGuire have agreed not to exercise these options pending an increase in authorized capital.

(3)	These unvested options vest in two equal increments on May 26, 2016 and November 26, 2016, subject to continued employment on each applicable vesting date.

The vesting of the unvested options described in the table above is subject to continued service or employment, as applicable, on the remaining vesting dates.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors were compensated for service in 2015 as follows:

Name (a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards ($)(c)(1)	Option Awards ($)(d)(1)	Non-Equity Incentive Plan Compensation ($)(e)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($)(f)	All Other Compen- sation ($)(g)	Total ($)(j)
Charles Vinick (2)	—	—	25,491	—	—	—	25,491
Jimmac Lofton (3)	—	—	—	—	—	—	—

———————

(1)

Amounts reported represent the aggregate grant date fair value of awards granted without regards to forfeitures granted to our independent directors during 2015, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director.

(2)	Represents a total of 666,667 five-year options exercisable at $0.12 per share. The options vested on January 8, 2016.
(3)	Mr. Lofton resigned on December 15, 2015.

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

In 2015, Mr. Charles Vinick and Mr. Jimmac Lofton, a then director, were the only directors eligible for an automatic grant. Mr. Vinick and Mr. Lofton chose not to accept his right to the automatic annual grant. Mr. Lofton resigned on December 15, 2015.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of April 8, 2016 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group. Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Dennis and Jacqueline McGuire (2)	8,248,219	4.7%

Common Stock	Michael Donn, Sr. (3)	2,186,493	1.3%

Common Stock	David Brooks (4)	0	0%

Common Stock	Charles Vinick (5)	2,676,261	1.6%

Common Stock	Dean Becker (6)	3,150,000	1.9%

Common Stock	All directors and executive officers as a group (6 persons)	16,260,973	9.8%

Common Stock	Ronald Heller (8)	23,324,998	12.4%

Common Stock	David Nagelberg (9)	11,675,000	6.6%

Common Stock	William O. Brisben (10)	67,327,450	29.5%

———————

* Less than 1%

(1)

Applicable percentages are based on 166,103,677 shares outstanding on April 8, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

McGuire: Includes 6,300,000 shares issuable upon the exercise of vested options owned by Mr. McGuire and 1,324,472 shares issuable upon the exercise of vested options owned by Mrs. McGuire. Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Does not include 18,889,500 vested options that Mr. McGuire has agreed not to exercise until such time as the Company increases its authorized capital which will not take place within 60 days of the filing of this report.  Both Mr. and Mrs. McGuire are executive officers and Mr. McGuire is a director.

(3)	Donn: Mr. Donn is a director and an executive officer. Includes 1,619,649 shares of common stock issuable upon the exercise of vested options.

(4)	Brooks: Mr. Brooks is a director and executive officer.

(5)	Vinick: Mr. Vinick is a director and a former executive officer. Includes 2,083,503 shares of common stock issuable upon the exercise of vested options.

(6)	Becker: Mr. Becker is a director. Represents shares of common stock issuable upon the exercise of vested options that are beneficially owned by an entity controlled by Mr. Becker.

(7)

Heller: Mr. Ronald Heller has voting and dispositive control over the reported securities. Represents (i) 11,108,333 shares of common stock underlying convertible notes and (ii) 12,216,665 shares issuable upon the exercise of warrants. Address is: 700 East Palisades Avenue, Englewood, NJ 07632.

(8)

Nagelberg: Mr. David Nagelberg has voting and dispositive control over the reported securities. Represents (i) 5,558,333 shares of common stock underlying convertible notes and (ii) 6,116,666 shares issuable upon the exercise of warrants. Address is: 939 Coast Blvd., Unit 21 DE, La Jolla, CA 92037.

(9)

Brisben: Mr. William O. Brisben has voting and dispositive control over the reported securities.  Includes the following securities held by William O. Brisben: (i) 4,921,472 shares of common stock and (ii) 562,500 shares issuable upon the exercise of warrants. Also includes the following securities held by Brisben Water Solutions, LLC of which William O. Brisben is manager: (i) 36,956,521 shares issuable upon the exercise of warrants and (ii) 22,643,478 shares of common stock underlying convertible notes. Address is: 23 N. Beach Road, Jupiter Island, FL 33455.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 8, 2013, Ecosphere and Dean Becker, a director of Ecosphere, entered into a Business Consulting Services Agreement. Under the Consulting Agreement, Mr. Becker’s role is to assist Ecosphere in monetizing its intellectual property through sales or licenses. In consideration for his services, Mr. Becker received a fee of $250,000 per year. Additionally, Mr. Becker was granted 3,150,000 five-year stock options exercisable at $0.35 per share. As additional compensation, Mr. Becker would receive 2% of all revenues generated from the sale or license of Ecosphere’s intellectual property that was consummated as a result of introductions from Mr. Becker or negotiation assistance from him. This Consulting Agreement was terminated in December 2015.

On January 22, 2016, the Board cancelled $146,624 of the $166,624 the Company owed Mr. Becker. In exchange for the cancellation, the Company issued Mr. Becker an option to purchase 2,000,000 fully vested three-year stock options of SOGS exercisable at $0.046 per share subject to the execution of certain agreements.  On March 3, 2016, the number of options were increased from 2,000,000 to 3,132,991 shares.

On February 26, 2016, the Board agreed to pay Mr. Charles Vinick, a director of the Company, options of SOGS in cancellation of $80,000 in company stock option owed to Mr. Vinick as an automatic grant under the Equity Incentive Plan.  Mr. Vinick received 1,709,401 5-year stock options of SOGS exercisable at $.0.0468 per share which shall vest on June 1, 2016 subject to Mr. Vinick’s continued service as a director and execution of the Company’s standard Stock Option Agreement.

Effective January 1, 2016, Ecosphere entered into a Second Amended and Restated Royalty Agreement (the “Royalty Agreement”) with Mr. Dennis McGuire. Under the Royalty Agreement, Mr. McGuire is entitled to receive royalties equal to 4% of cash and other property received by the Ecosphere and any wholly-owned subsidiary derived from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on such cash and property, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer and sales of Ecosphere’s equity securities. As additional consideration, the Royalty Agreement provides that Mr. McGuire will receive 5% of the equity of any wholly-owned subsidiary formed by Ecosphere in the future.

Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a perfected security interest (subordinate to all creditors and shareholders of Company) in all of the Inventions and all cash and other property generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. Unless the Company has undergone a change of control, Ecosphere will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. In 2014 and 2015, Mr. McGuire received no royalties.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chairman of the Board and Chief Executive Officer. We also employ four other members of their families including two of Mr. and Mrs. McGuire's children including Dennis McGuire, Jr., Ecosphere’s Director of Manufacturing and Corey McGuire, Director of Marketing and Chief Executive Officer of SOGS. See “Executive Compensation” for further information.

In September 2014, the Company entered into a $1,000,000 one-year bridge loan transaction with Brisben Water Solutions, LLC (“Brisben”) under which Brisben acquired a $1,000,000 convertible promissory note from the Company maturing September 15, 2015, bearing interest at 10% per annum, and convertible into common stock of the Company at $0.115 per share.   Brisben also acquired 17,391,304 five-year warrants to purchase shares of the Company’s common stock at a price per share of $0.115, and the terms of approximately 536,000 warrants held by Brisben were reset to match the terms of the warrants.

During 2015, Brisben loaned the Company an additional $1,400,000 at 10% annual interest –with the exception of a $150,000 advance bearing fixed interest of $10,000, which advance has since been repaid and $125,000 bearing fixed interest of $12,500 that was loaned in December 2015 (“December 2015 Note”)— and extended the maturity of the prior loans to September 12, 2016 (with the exception of the December 2015 Note maturing in April 2016, unless unpaid). Brisben was issued an amended note convertible into common stock of the Company at $0.115 per share and warrants to purchase an additional  21,739,130 shares of the Company’s common stock exercisable at $0.115 per share.

In January 2016, Brisben loaned the Company $25,000. The note has a fixed interest rate of $2,500 and is convertible into common stock at a conversion rate of $0.115 per share maturing in April 2016. If $25,000 of this convertible note, $125,000 of the December 2015 Note and the fixed interest of $15,000 are not paid by April 2016 then the maturity date will be extended until September 2016. In addition, the Company will be required to pay the investor additional interest in the fixed amount of $15,000 due in September 2016 and the Company will need to issue warrants to purchase 2,608,695 shares of common stock or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock.

In February and March 2016, Brisben made an additional loan to the Company of $200,000 convertible into common stock of the Company at $0.115 per share, maturing May 2016 and bearing fixed interest of $20,000. However, if the December 2015, January 2016 and February 2016 loans are not repaid in April 2016 and May 2016, respectively, their maturities will be extended to September 12, 2016 and the Company will issue Brisben warrants to purchase an additional 6,086,955 five-year warrants to purchase shares of the Company’s common stock at a price per share of $0.115 or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock.

In March 2016, Brisben made a loan to the Company of $29,000 convertible into common stock of the Company at $0.115 per share, maturing in September 2016 and bearing 10% annual interest. In April 2016, Brisben made an additional loan to the Company of $100,000 convertible into common stock of the Company at $0.115 per share, maturing in September 2016 and bearing 10% annual interest. The Company will issue Brisben five-year warrants to purchase an additional 2,243,478 of the Company common stock at an exercisable at $0.115 per share or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock.

The Amended and Restated Note is secured by first liens on the Company’s Ecos PowerCube®, the Company’s patent related to the Ecos PowerCube®, the right to a portion of the proceeds from the sale of the Company’s interest in Fidelity National Environmental Solutions, LLC, the Company’s Ecos GrowCube™ unit, the Company’s patent on technology related to treating the waters of Lake Okeechobee, 25% of the limited liability company interests in the Company’s subsidiary, Ecosphere Mining, LLC, and proceeds from the Company’s Ozonix® intellectual properties in the mining field of use. In addition, the Amended and Restated Note is secured by proceeds from the Company’s Ozonix® intellectual properties in the municipal water treatment field of use and industrial water treatment field of use, but only until such time as the $329,000 advanced under the February, March and April 2016 loans is repaid. In the event of any sale of the foregoing collateral upon a default under the Amended and Restated Note, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the note and related costs.

In November 2014, the Company sold $500,000 of convertible notes to three accredited investors including Messrs. Ronald Heller and David Nagelberg (or entities they control), each of whom were or became 5% beneficial owners of the Company’s securities. The notes: (i) are convertible at $0.12 per share, (ii) mature on December 18, 2015, and (iii) pay 10% interest per annum on the earlier of (x) the maturity date or (y) conversion. Additionally, the Company issued to Messrs. Heller and Nagelberg a total of 8,333,333 five-year warrants exercisable at $0.12 per share. The notes are secured by a security interest in 10%, or 18,000,000, of the Company’s shares of common stock of Sea of Green Systems, Inc. In consideration for the investment the Company amended the terms of $1,500,000 of convertible notes (the “Amended Notes”) and 9,999,998 warrants (the “Amended Warrants”) purchased by Messrs. Heller and Nagelberg (or entities they control) in the Company’s December 2013 private placement offering. The Amended Notes and Amended Warrants have identical terms to the Notes and Warrants described in this paragraph above. The Amended Notes were previously convertible at $0.30 per share and the Amended Warrants were previously exercisable at $0.35 per share.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended December 31, 2015 and 2014.

	2015	2014
Audit Fees (1)	$108,000	$108,000
Audit Related Fees (2)	—	800
Tax Fees	—	—
All Other Fees	—	—
Total	$108,000	$108,800

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

(2)

Financial Statements Schedules. Financial statements of subsidiary not consolidated see index on page F-1. No other financial statement schedules are required.

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-K	5/12/14	3.1
3.2	Bylaws, as amended	10-K	5/12/14	3.2
10.1	Form of 8.5% Convertible Note (CIM)	10-Q	5/21/13	10.5
10.2	Form of Warrant (CIM)	10-Q	5/21/13	10.6
10.3	Dennis McGuire Employment Agreement*	S-1	1/21/14	10.35
10.4	Dennis McGuire Royalty Agreement *	S-1	1/21/14	10.36
10.5	Vinick Consulting Agreement*	S-1	1/21/14	10.37
10.6	Becker Consulting Agreement*	S-1	1/21/14	10.38
10.7	Employment Renewal Term Sheet - Donn	8-K	12/3/14	10.1
10.8	Employment Renewal Term Sheet – J. McGuire	8-K	12/3/14	10.2
10.9	Amended and Restated Securities Purchase Agreement, dated as of February 10, 2015	8-K	2/13/15	10.1
10.10	Amended and Restated Convertible Promissory Note due September 12, 2015	8-K	2/13/15	10.2
10.11	Form of Warrant, dated as of February 10, 2015	8-K	2/13/15	10.3
10.12	Form of Amended Convertible Notes	8-K	12/4/14	10.1
10.13	Form of Amended Warrants	8-K	12/4/14	10.2
10.14	Security Agreement, dated as of September 12, 2014	8-K	9/18/14	10.4
10.15	Securities Purchase Agreement, dated as of September 12, 2014	8-K	9/18/14	10.1
10.16	Form of Warrant, dated as of September 12, 2014	8-K	9/8/14	10.3
10.17	Second Amended and Restated EES LLC Agreement	10-Q	8/9/13	10.5
10.18	Fidelity Unit Purchase Agreement dated May 24, 2013	10-Q	8/9/13	10.3
10.19	Fidelity Unit Purchase Agreement dated July 26, 2013	S-1	1/21/14	10.14
10.20	Form of Convertible Note (2013 Offering)	10-K	3/17/14	10.38
10.21	Form of Warrant (2013 Offering)	10-K	3/17/14	10.39
10.22	Form of Registration Rights Agreement (2013 Offering)	10-K	3/17/14	10.40
10.23	Amended and Restated 2006 Equity Incentive Plan*	10-K	4/15/15	10.23
10.24	Form of Securities Purchase Agreement dated March 19, 2015	8-K	3/26/15	10.1
10.25	Form of Convertible Note dated March 19, 2015	8-K	3/26/15	10.2
10.26	Form of Warrant dated March 19, 2015	8-K	3/26/15	10.3
10.27	Form of Warrant	8-K	3/27/15	10.1
10.28	Form of Securities Purchase Agreement dated May 8, 2015	8-K	5/14/15	10.1
10.29	Form of Convertible Note dated May 8, 2015	8-K	5/14/15	10.2
10.30	Form of Warrant dated May 8, 2015	8-K	5/14/15	10.3
10.31	Form of Security Agreement dated May 8, 2015	8-K	5/14/15	10.4
10.32	Form of Securities Purchase Agreement dated June 18, 2015	8-K	7/15/15	10.1
10.33	Form of Convertible Note dated June 18, 2015	8-K	7/15/15	10.2
10.34	Form of Warrant dated June 18, 2015	8-K	7/15/15	10.3
10.35	Form of Security Agreement dated June 18, 2015	8-K	7/15/15	10.4

10.36	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.1
10.37	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.2
10.38	Form of Securities Purchase Agreement dated January 5, 2016	8-K	1/12/16	10.1
10.39	Form of Convertible Note dated January 5, 2016	8-K	1/12/16	10.2
10.40	Form of Warrant dated January 5, 2016	8-K	1/12/16	10.3
10.41	Form of Amended, Restated and Consolidated Convertible Note dated February 29, 2016	8-K	3/8/16	10.1
10.42	Form of Security Agreement Dated February 29, 2016	8-K	3/8/16	10.2
21.1	List of Subsidiaries	10-K	4/15/15	21,1
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Taxonomy Extension Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

* Management compensatory agreement

**Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: April 14, 2016	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	April 14, 2016
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

/s/ Dean Becker	Director	April 14, 2016
Dean Becker

/s/ Michael Donn, Sr.	Director	April 14, 2016
Michael Donn, Sr.

/s/ Dennis McGuire	Director	April 14, 2016
Dennis McGuire

/s/ Charles Vinick	Director	April 14, 2016
Charles Vinick

/s/ David Brooks	Director	April 14, 2016
David Brooks

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $23,067,761 and $11,496,463 in 2015 and 2014, respectively, and cash used in operating activities of $1,761,946 and $4,550,454 in 2015 and 2014, respectively.  At December 31, 2015, the Company had a working capital deficiency, stockholders' deficit and accumulated deficit of $9,322,066, $12,218,672 and $132,397,790 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 14, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
Assets
Current assets
Cash	$94	$31,800
Restricted cash	—	50,050
Accounts receivable	50,806	2,400
Accounts receivable-related party, net	—	52,740
Inventory, net	799,323	559,150
Prepaid expenses and other current assets	21,295	55,109
Total current assets	871,518	751,249
Investment in unconsolidated investee	—	12,668,298
Property and equipment, net	846,974	1,356,628
Slow moving inventory, net	215,786	71,401
Patents, net	179,610	189,303
Deposits	21,340	14,840
Total assets	$2,135,228	$15,051,719

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Equity (Deficit)
Current liabilities
Accounts payable	$1,323,127	$417,721
Bank overdraft	37,319	—
Accrued liabilities	1,632,310	981,012
Customer deposits	1,301,400	1,209
Current portion of deferred revenue	25,000	—
Current portion of convertible notes payable, net of discounts	5,662,900	2,038,116
Current portion of notes payable	70,429	102,149
Related party notes payable	54,000	—
Current portion of financing obligations	70,337	56,215
Current portion of capital lease obligation	16,762	16,141
Total current liabilities	10,193,584	3,612,563
Deferred revenue, net of current portion	451,042	—
Convertible notes payable, net of discounts and current portion	—	123,526
Notes payable, net of current portion	81,720	—
Financing obligations, net of current portion	29,111	63,594
Capital lease obligation, net of current portion	13,852	25,788
Total liabilities	10,769,309	3,825,471

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2015 and 2014; $25,000 per share redemption amount plus dividends in arrears	1,248,494	1,225,994
Series B - 484 shares authorized; 241 shares issued and outstanding at December 31, 2015 and 2014, respectively; $2,500 per share redemption amount plus dividends in arrears	2,637,537	2,577,285
Total redeemable convertible cumulative preferred stock	3,886,031	3,803,279

Commitments and contingencies (Note 17)

Equity (Deficit)
Ecosphere Technologies, Inc. stockholders' equity (deficit)
Common stock, $0.01 par value; 300,000,000 shares authorized; 165,168,894 and 164,734,112 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,651,689	1,647,341
Common stock issuable, $0.01 par value; 500,000 and 0 issuable at December 31, 2015 and 2014, respectively	5,000	—
Additional paid-in capital	118,522,429	115,252,710
Accumulated deficit	(132,397,790)	(109,463,965)
Total Ecosphere Technologies, Inc. stockholders' equity (deficit)	(12,218,672)	7,436,086
Noncontrolling interest in consolidated subsidiary	(301,440)	(13,117)
Total equity (deficit)	(12,520,112)	7,422,969
Total liabilities, redeemable convertible cumulative preferred stock and equity (deficit)	$2,135,228	$15,051,719

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2015	2014
Revenues
Equipment sales and licensing	$573,958	$530,550
Equipment sales and licensing, related party	—	524,525
Aftermarket part and product sales	138,715	24,549
Aftermarket part and product sales, related party	8,506	40,255
Total revenues	721,179	1,119,879

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	465,099	813,005
Aftermarket part and product costs (exclusive of depreciation shown below)	77,381	56,486
Selling, general and administrative	4,657,241	5,474,310
Depreciation and amortization	367,297	429,599
Bad debt	285,170	—
Loss on sale of notes receivable	—	985,085
Total costs and expenses	5,852,188	7,758,485

Loss from operations	(5,131,009)	(6,638,606)

Loss and impairment on investment in unconsolidated investee	(12,668,298)	(1,701,140)

Other income (expense)
Interest income	—	45,089
Interest expense	(3,368,061)	(2,225,386)
Gain on change in fair value of derivative instruments	—	3,671
Loss on debt extinguishment	(1,696,007)	(880,774)
Loss on impairment of fixed assets	(207,912)	—
Loss on sale/disposal of fixed assets, net	—	(98,043)
Other, net	3,526	(1,274)
Total other (expense) income, net	(5,268,454)	(3,156,717)

Net loss	(23,067,761)	(11,496,463)

Preferred stock dividends	(82,752)	(82,752)

Net loss applicable to common stock before allocation to non-controlling interest	(23,150,513)	(11,579,215)
Less: net loss applicable to non-controlling interest in consolidated subsidiary	133,936	13,117

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(23,016,577)	$(11,566,098)

Net loss per common share applicable to common stock
Basic	$(0.14)	$(0.07)
Diluted	$(0.14)	$(0.07)

Weighted average number of common shares outstanding
Basic	165,294,921	164,294,045
Diluted	165,294,921	164,294,045

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2015 and 2014

	Ecosphere Technologies, Inc. Stockholders’ Equity (Deficit)
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2013	164,033,139	$1,640,330	105,263	$1,053	$111,417,253	$(97,980,619)	$—	$15,078,017
Common stock issued for cashless option and warrant exercises	8,753	88	—	—	(88)	—	—	—
Common stock issued for conversion of convertible notes	586,957	5,870	—	—	61,630	—	—	67,500
Issuance of issuable shares	105,263	1,053	(105,263)	(1,053)	—	—	—	—
Stock options granted and vested to employees, directors and advisors	—	—	—	—	683,650	—	—	683,650
Note discount from convertible debt	—	—	—	—	1,771,643	—	—	1,771,643
Note discount from convertible debt modifications	—	—	—	—	1,217,933	—	—	1,217,933
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Extension of options and warrants in exchange for cash	—	—	—	—	175,061	—	—	175,061
Warrant modifications	—	—	—	—	8,380	—	—	8,380
Net loss, 2014	—	—	—	—	—	(11,483,346)	(13,117)	(11,496,463)
Balance at December 31, 2014	164,734,112	$1,647,341	—	$—	$115,252,710	$(109,463,965)	$(13,117)	$7,422,969

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended December 31, 2015 and 2014

	Ecosphere Technologies, Inc. Stockholders’ Equity (Deficit)
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2014	164,734,112	$1,647,341	—	$—	$115,252,710	$(109,463,965)	$(13,117)	$7,422,969
Common stock issued as extension fee	434,782	4,348	—	—	43,478	—	—	47,826
Common stock issued as consideration for convertible note extension	—	—	500,000	5,000	220	—	—	5,220
Common stock issued for sale of subsidiary stock held by Parent company	—	—	—	—	599,387	—	(154,387)	445,000
Common stock issued in subsidiary owned by Parent company as consideration for convertible notes extension	—	—	—	—	981,999	—	—	981,999
Stock option expense for options granted to consultants	—	—	—	—	50,458	—	—	50,458
Stock options granted and vested to employees, directors and advisors	—	—	—	—	422,511	—	—	422,511
Note discount from convertible debt	—	—	—	—	1,177,101	—	—	1,177,101
Note discount from convertible debt modifications	—	—	—	—	54,568	—	—	54,568
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Warrants issued for debt modifications	—	—	—	—	22,150	—	—	22,150
Warrant modifications	—	—	—	—	19,550	—	—	19,550
Offering costs	—	—	—	—	(18,951)	—	—	(18,951)
Net loss, 2015	—	—	—	—	—	(22,933,825)	(133,936)	(23,067,761)
Balance at December 31, 2015	165,168,894	$1,651,689	500,000	$5,000	$118,522,429	$(132,397,790)	$(301,440)	$(12,520,112)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2015	2014
Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(23,016,577)	$(11,566,098)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	82,752	82,752
Depreciation and amortization	367,297	429,599
Non-controlling interest in loss of consolidated subsidiaries	(133,936)	(13,117)
Amortization of debt issue costs	-	24,279
Amortization of discount on notes payable	2,674,139	1,851,275
Modification of warrants and options	41,700	123,441
Loss on debt extinguishment	1,696,007	880,774
Stock-based compensation expense	472,969	683,650
Shares issued for note extension	47,826	—
Loss on sale of fixed assets, net	—	98,043
Gain from change in fair value of warrant derivative liability	—	(3,671)
Loss and impairment on investment in unconsolidated investee	12,668,298	1,701,140
Impairment of fixed assets	207,912	—
Loss on sale of notes receivable	—	985,085
Bad debt expense	285,170	—
Write-down of inventory	557,553	71,401
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(280,836)	267,349
Decrease in prepaid expenses and other current assets	133,401	170,670
Increase in inventory	(942,111)	(482,674)
Increase in accounts payable	905,408	7,318
Increase in accrued liabilities	651,299	137,121
Decrease in restricted cash	50,050	—
Increase in deposits	(6,500)	—
Increase in deferred revenue	476,042	—
Increase in customer deposits	1,300,191	1,209
Net cash used in operating activities	(1,761,946)	(4,550,454)
Investing Activities:
Proceeds from sale of fixed asset	—	161,942
Transfers to restricted cash	—	(25,050)
Purchase of property and equipment	(8,999)	(178,721)
Payment of patent costs	(1,865)	(61,159)
Net used in investing activities	(10,864)	(102,988)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issuance costs	1,400,000	1,745,000
Proceeds from stock purchase in consolidated subsidiary	445,000	—
Proceeds from notes payable	150,000	—
Proceeds from related party notes payable	54,000	—
Proceeds from warrant modification	—	60,000
Proceeds from sale of notes receivable	—	2,171,277
Payment of offering costs	(18,951)	—
Bank overdraft fee	37,319	—
Cash payment for note modification	—	(27,763)
Repayments of notes payable and insurance financing	(249,588)	(104,299)
Repayments of notes payable to related parties	—	(51,075)
Repayments of vehicle and equipment financing	(65,361)	(152,202)
Principal payments on capital leases	(11,315)	(15,347)
Net cash provided by financing activities	1,741,104	3,625,591
Net decrease in cash	(31,706)	(1,027,851)
Cash at beginning of year	31,800	1,059,651
Cash at end of year	$94	$31,800

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2015	2014
Supplemental Cash Flow Information:

Cash paid for interest	$89,555	$299,083
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:

Accrued preferred stock dividends	$82,752	$82,752
Conversion of convertible notes to common stock	$—	$67,500
Modification of warrants and options	$41,701	$—
Cashless exercise of options and warrants	$—	$88
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$1,231,669	$2,989,576
Insurance premium finance contract recorded as prepaid asset	$99,588	$104,299
Equipment financing	$45,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented solutions for the global water, agriculture, energy and industrial markets. The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are licensable across a wide range of industries and applications throughout the world.

The Company is currently focused on manufacturing and selling its Ecos GrowCube™ related products to the Precision-Agricultural market and granting exclusive field-of-use licenses for its multi-patented Ozonix® and Ecos PowerCube® technologies to industrial customers throughout the world.  To date, Ecosphere’s Ozonix® technology has generated more than $70 million in combined equipment sales, field service and technology licensing revenue and has enabled the treatment and recycling of over 6 billion gallons of water. Ecosphere has also manufactured and deployed approximately 60 mobile Ozonix® water treatment machines to date (ranging from 450 to 3,300 gallons per minute) for its customers and licensing partners in the Oil and Gas, Food & Beverage, Landfill Leachate, Marine Port & Terminal, Agriculture and Industrial Wastewater treatment industries.

As the oil and gas market began to decline, Ecosphere began focusing a significant amount of its efforts on developing its proprietary Ecos GrowCube™ technology and product line, while continuing to grant licenses for its Ozonix® technology. This has resulted in the development of a comprehensive line of turn-key, fully-automated, indoor and outdoor hydroponic growing systems that utilize Ecosphere’s patented Ozonix® technology to deliver clean water within growing operations and enhance crop quality, yield and production results. Throughout this 2-year development process, Ecosphere has created a suite of growing systems that cater to different types of customers and price-points while also creating a line of plant fertility nutrients and fertilizers, that will be sold to Ecos GrowCube™ customers. The nutrients are processed using Ecosphere’s patented Ozonix® technology and offer customers a superior product to what is standard in the industry by offering smaller particle sizes for better assimilation and uptake.

In November 2014, Ecosphere formed Sea of Green Systems, Inc. (“SOGS”), a majority owned subsidiary of ETI, to serve as its exclusive, global marketing and sales division for the Ecos GrowCube™ technology and product lines. In July 2015, SOGS took receipt of its first $1.3 million equipment order that SOGS is anticipating to deliver in Q2 2016. This equipment is currently being manufactured by ETI and the Company expects to continue to serve as the exclusive manufacturing and technology development arm for SOGS. The Company plans to publicly announce the SOGS division and begin marketing its product lines to the global Precision Agriculture market in Q2 2016.

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

Going Concern

Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $23,067,761 in 2015, and cash used in operating activities of $1,761,946 and $4,550,454 in 2015 and 2014, respectively.  At December 31, 2015, the Company had a working capital deficiency and accumulated deficit of $9,322,066 and $132,397,790 respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015, he has lent the Company $1,400,000 represented by convertible notes which are convertible at $0.115 per share and due in September 2016, these notes are secured by a variety of security interests on intellectual property and other assets of the Company.  In addition, the Company’s principal lender had lent the Company $354,000 during 2016. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.  As of the date of this Report, $890,000 in past due Notes are outstanding.

The Company is working on a number of initiatives which, if consummated can provide liquidity.  Assuming that SOGS is able to raise the $2 million and close the planned reverse merger, it will pay Ecosphere $604,000 of proceeds.  In addition, Ecosphere will receive $25,000 monthly managements fees from SOGS.

The proposed Washington state venture is another source of potential future liquidity.

Management is uncertain whether it will have liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize over the next three years:

•

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Ecosphere is providing a pilot to a customer that if successful has the ability to provide significant cash for to Ecosphere. Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to Fidelity National Environmental Solutions, LLC (“FNES”). Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

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

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. Historically in the 18 years since inception, Ecosphere often has had liquidity problems but it has always found financing and new business to support its operations. Management believes that it will do so again although no assurances can be given. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, Ecosphere has 100% of its convertible notes payable, notes payable and related party notes payable due within the next 12 months, $890,000 of which is past due as of the date of this Report (See Note 10). The Company’s counsel is currently in discussions with note holders in the aggregate principal amount of $595,000 regarding extension terms. The Company will also need additional capital for labor, materials and corporate overhead.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ecosphere and its majority owned subsidiaries (Sea of Green Systems, Inc. and Ecosphere Mining, LLC). All other subsidiaries are inactive. The Company accounted for its 30.6% investment in FNES under the equity method (See Note 3) through September 30, 2015. All intercompany account balances and transactions have been eliminated.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Through August 13, 2015, the Company owned 100% of SOGS. Since August 14, 2015 through December 31, 2015, the Company reduced its ownership in SOGS through the sale and issuance of shares of SOGS common stock and at December 31, 2015, the Company’s ownership in SOGS was approximately 69.49%. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations based on its 69.49% ownership. As of April 11, 2016, ETI’s ownership in SOGS has been reduced to 59.92%.

The Company’s interest in SOGS may be further diluted by the following:

	For the Year Ended
	December 31,
	2015	2014
Convertible debt	923,913	—
Options and warrants to purchase common stock	1,450,000	—
Total Anti-Dilutive Potential Common Stock	2,373,913	—

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives, valuation of remaining interest in FNES equity method investment and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2015 or 2014.

Restricted Cash

Restricted cash as of December 31, 2015 and 2014 was zero and $50,050, which represented a compensating balance, respectively, held pursuant to certain of the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. No allowance was deemed necessary at December 31, 2014. At December 31, 2015 the Company recorded an allowance for doubtful accounts of $285,170 in connection with its related party accounts receivable.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Inventory

Inventory is comprised of raw materials to manufacture Ozonix® and Ecos GrowCube™ equipment, one Ecos PowerCube® being held at the corporate offices in Stuart, FL and one self-contained, outdoor Ecos GrowCube™ that is being used in Washington state for demonstration purposes. Both the Ecos PowerCube® and Ecos GrowCube™ have been completed for future sale and demonstration purposes where no binding sales contract exists. In addition, the Company has work-in-process representing indoor Ecos GrowCube™ units being manufactured for the equipment order received in July 2015 from SOGS. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 6.

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

Debt Issuance Cost

The Company accounts for debt issuance cost in accordance with ASC 470, Debt. The costs associated with the issuance of debt are presented as a direct deduction from the related debt liability and amortized over the life of the underlying debt instrument.

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at December 31, 2015 and December 31, 2014 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $11,558 and $9,890 for the years ended December 31, 2015 and 2014, respectively.

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

DECEMBER 31, 2015 AND 2014

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

DECEMBER 31, 2015 AND 2014

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

Product Sales

The Company recognizes revenue from the sale of products during the period in which the parts are delivered to the buyer.

The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs in cost of revenues.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2015 and 2014, the Company has no product warranty accrual given its lack of long-term historical warranty experience and the fact that more recent warranty repair experience relates to what we believe are non-recurring issues and are therefore, not indicative of future warranty estimates or material to the Company’s operations. In 2013, the Company sold two Ozonix® EF80 units to Fidelity National Environmental Solutions, LLC and the warranty periods on those units end in July and November 2015. In 2014, the Company sold two Ozonix® EF10M units to a company in Brazil and Fidelity National Environmental Solutions, LLC and the warranty periods on those units ended during 2015. In 2015, the Company sold one Ozonix® EF10M unit to a company in Malaysia and the warrant period ends in Q4 2016.

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the years ended December 31, 2015 and 2014, the Company’s research and development costs $638,866 and $241,192, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $110,370 and $112,112 for the years ended December 31, 2015 and 2014, respectively.

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

The Company estimates the fair value of stock-based compensation awards on the date of grant using the Black-Scholes-Merton (“BSM”) option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and are freely transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The BSM option pricing model considers, among other factors, the expected term of the award and the expected volatility of the Company’s stock price. Expected terms are calculated using the Simplified Method, volatility is determined based on the Company's historical stock price trends and the discount rate is based upon treasury rates with instruments of similar expected terms. Stock based compensation granted to non-employees is accounted for in accordance with the measurement and recognition criteria of ASC Topic 505-50, Equity Based Payments to Non-Employees.

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2015, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2015 and 2014, the Company only operated in one segment; therefore, segment information has not been presented.

Net Loss Per Share

The Company displays loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 requires dual presentation of basic and diluted loss per share (“EPS”). Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares issuable and outstanding for the period. Diluted loss per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The computation of basic and diluted earnings per share is as follows:

	For the year ended December 31, 2015
	Basic	Diluted
Numerator
Net loss applicable to common stock	$(23,016,577)	$(23,016,577)
Denominator
Weighted average common shares outstanding	165,294,921	165,294,921
Warrants and options	—	—
	165,294,921	165,294,921
Net loss per share	$(0.14)	$(0.14)

	For the year ended December 31, 2014
	Basic	Diluted
Numerator
Net loss applicable to common stock	$(11,566,098)	$(11,566,098)
Denominator
Weighted average common shares outstanding	164,294,045	164,294,045
Warrants and options	—	—
	164,294,045	164,294,045
Net loss per share	$(0.07)	$(0.07)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Shares

Ecosphere Technologies, Inc.

	For the year ended December 31,
	2015	2014
Convertible debt	48,931,159	33,406,729
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	102,330,763	96,755,199
Total Anti-Dilutive Potential Common Shares	151,624,419	130,524,425

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of December 31, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

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

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The Company accounted for its 30.6% investment in FNES using the equity method of accounting. Condensed summary financial information for FNES as of September 30, 2015 and December 31, 2014 is as follows:

	September 30, 2015	December 31, 2014

ASSETS
Cash	$198,793	$196,115
Accounts receivable, net	212,241	316,945
Property and equipment, net	2,951,490	3,897,742
Inventory, net	97,075	108,696
Prepaid Expenses and other current assets	38,708	21,523
Intangible Assets, net	1,631,945	1,736,111
Slow moving inventory	24,864	24,864
Deposits	6,796	8,200
Total Assets	$5,161,912	$6,310,196

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$315,279	$188,162
Accounts payable, related party	162,240	—
Financing obligations	13,077	—
Debt	1,306,613	1,306,613
Debt, related party	2,674,793	1,961,793
Members’ equity	689,910	2,853,628
Total liabilities and members equity	$5,161,912	$6,310,196

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

	For the nine months ended September 30, 2015	For the year ended December 31, 2014

STATEMENT OF OPERATIONS
Revenues	$1,135,220	$3,229,357
Cost of sales	1,178,915	2,317,024
Gross profit (loss)	(43,695)	912,333
Operating expenses	2,792,089	6,260,423
Operating loss	(2,835,784)	(5,348,090)
Other income	2,008	25,000
Gain on sale of fixed assets	500,000	—
Other expense	(138,555)	(177,287)
Net loss	(2,472,331)	(5,500,377)
Ownership interest (rounded)	31%	31%
Share of net loss	$(756,343)	$(1,682,501)
Elimination of intra-entity profit	$—	$(18,639)
Total equity interest loss recorded	$(756,343)	$(1,701,140)
Investment	$11,911,955	$12,668,298
Investment impairment	(11,911,955)	—
Investment value	$—	$12,668,298

Transactions with FNES:

The Company sold one Ozonix® EF10M unit to FNES during the year ended December 31, 2014. A portion of the profits from the sale reflects the Company’s ownership share and is eliminated through an adjustment to “Loss and impairment on investment in unconsolidated investee.” The table below sets forth the revenues and gross profits recognized by the Company and the calculation of the amounts eliminated in the “Loss and impairment on investment in unconsolidated investee” line on the Statement of Operations:

Revenue recognized on sales to FNES	$416,600
Cost of sales on sales to FNES	355,673
Approximate ownership interest in FNES	31%
Elimination of the Company’s share of profits on sales to FNES	$18,639

Impairment on Investment

As of September 30, 2015, the Company reduced its investment in FNES to zero. The Company has taken an impairment of its investment due to market conditions, including the recent downturn in the oil and gas industry along with results of operations which includes negative working capital, cash used in operations and a net loss.

In accordance with ASC 323-10-35-20, the Company discontinued applying the equity method at September 30, 2015 as the investment was reduced to zero.

4.

ACCOUNTS RECEIVABLE

As of December 31, 2015, accounts receivable in the amount of $50,806 consisted primarily of amounts due from two customers, one for revenue related to equipment sales and the other for miscellaneous product sales. The Company recorded an allowance for doubtful accounts of 100% in connection with its related party accounts receivable from FNES of $285,170 as of December 31, 2015.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

5.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2015	2014
Prepaid insurance	$16,549	$17,331
Vendor advances	—	15,494
Prepaid professional fees	2,410	7,500
Other	2,336	14,784
Total prepaid expenses and other current assets	$21,295	$55,109

6.

INVENTORY

Inventory consists of the following:

	December 31,
	2015	2014
Raw materials	$79,335	$46,804
Work in process	469,988	210,948
Finished goods	250,000	301,398
Total	$799,323	$559,150

At December 31, 2015, the Company had one one Ecos GrowCube™ in finished goods. The Ecos GrowCube™ unit was being held in Nevada for a trial period by customer and is now in Washington state for another trial. The Nevada customer has placed an order for Ecos GrowCube™ units being manufactured by Ecosphere Technologies, Inc. currently represented in work-in-process (see Note 7).

At December 31, 2015, the Company increased the slow moving raw materials inventory by $215,786 for all items that have not moved in or out of the Company’s inventory in over one year. Additionally, the Company wrote down the value of its finished good, the Ecos PowerCube®, and included in slow moving inventory. The Company also set up a reserve of $71,401 against the slow moving inventory.

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

7.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	December 31,
	2015	2014
Customer A	$1,261,400	$—
Customer B	40,000	—
Customer C	—	1,209
Total customer deposits	$1,301,400	$1,209

As of December 31, 2015, the Company had customer deposits of $1.3 million in connection with Ecos GrowCube™ orders received in 2015. The Company had work-in-process inventory related to these deposits of $469,988. In accordance with the sales contracts, 80% of the selling price, or $1,041,120, was advanced by SOGS to Ecosphere, the related party manufacturer.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20-year term of the licensing agreement. For the year ended December 31, 2015, the Company recorded $23,958 as equipment sales and licensing revenue, respectively. The remaining $476,042 of the licensing fee is recorded as deferred revenue with $25,000 in current and $451,042 will be amortized over the 20-year period.

8.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2015	2014
Machinery and equipment	5	$1,905,603	$2,061,914
Furniture and fixtures	5 to 7	358,974	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	526,659	524,263
Office equipment	5	620,858	620,858
		3,554,235	3,708,150
Less total accumulated depreciation		(2,707,261)	(2,351,522)
Property and equipment, net		$846,974	$1,356,628

During the year ended December 31, 2015, additions to property and equipment primarily consisted of a piece of machinery for the Company’s machine shop and manufacturing.

At December 31, 2015, the Company took an impairment of $207,912 to the Company’s mining equipment as this equipment was later sold in Q1 2016 for a lesser value.

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

Depreciation expense for the years ended December 31, 2015 and 2014 amounted to $355,739 and $419,709, respectively.

9.

ACCRUED LIABILITIES

The major components of accrued liabilities are summarized as follows:

	December 31,
	2015	2014
Accrued payroll and related benefits	$339,793	$256,807
Accrued interest	1,058,043	534,475
Accrued professional fees	20,000	6,000
Other accrued liabilities (See Note 17)	214,474	183,730
Total accrued liabilities	$1,632,310	$981,012

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

10.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Convertible Notes Payable

December 31, 2015	December 31, 2014

In December 2015, the Company issued a convertible note in the aggregate principal amount of $125,000. The note has fixed interest of $12,500 and matures in April 2016 and is convertible into common stock at a conversion rate of $0.115 per share. If the Company does not pay the principal and fixed interest by April 2016 the convertible note will be extended to September 2016. In addition if such non-payment occurs, the Company is required to pay additional interest in the fixed amount of $12,500 due in September 2016 and the Company is required to deliver to the note holder warrants to purchase 2,173,913 shares of common stock or if the Company lacks authorized common stock, shares of Series C Convertible Preferred Stock (which amended articles and designations have not yet been filed with the state as of the date of this filing) on terms reasonably acceptable to the holder including conversion into up to 2,173,913. The Company did not record a discount related to the issuance of this convertible note. As of December 31, 2015, there was no unamortized discount and there was no accrued interest. See Note 20 as this note was amended.

$125,000	$—

In July 2015, the Company issued a convertible note in the aggregate principal amount of $125,000. The note accrues interest at an annual rate of 10%, matures in September 2016 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing). In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $112,481 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 65.53%, an expected term of five years, a risk-free discount rate of 1.58% and no dividends. As of December 31, 2015, the unamortized amount of the discount was $66,965 and accrued interest was $5,938. *

58,035	—

In June 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock, which amended articles and designations have not yet been filed with the state as of the date of this filing. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 64.96%, an expected term of five years, a risk-free discount rate of 1.65% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $44,118 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of December, 2015, there was no unamortized discount and accrued interest was $13,264. *

250,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

December 31, 2015	December 31, 2014

In May 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.10%, an expected term of five years, a risk-free discount rate of 1.55% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $29,527 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). As of December 31, 2015, there was no unamortized discount and accrued interest was $16,181. *

250,000	—

In April 2015, the Company issued a convertible note in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.50%, matured in October 2015 and is convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the parent company (see Note 13). The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount (see Note 20 as subsequently extended). The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. As of December 31, 2015, the unamortized discount was $3,847 and accrued interest was $8,887 and is included in accrued expenses.

96,153	—

In March 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.92%, an expected term of five years, a risk-free discount rate of 1.41% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $21,187 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of December 31, 2015, there was no unamortized discount and accrued interest was $19,583. *

250,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

December 31, 2015	December 31, 2014

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to December 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $122,222 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of December 31, 2015, there was no unamortized discount and accrued interest was $54,722. **

500,000	47,172

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. In February 2015, the Company amended the Note, increasing the aggregate principal amount to $1,250,000 as another $250,000 was received on February 10, 2015. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $214,620 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 71.56%, an expected term of five years, a risk-free discount rate of 1.49% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $53,932 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of December 31, 2015, there was no unamortized discount and accrued interest was $151,250. *

1,250,000	300,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

December 31, 2015	December 31, 2014

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 (see Note 20 as subsequently extended) and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. As of December 31, 2015, the unamortized amount of the discount was $1,288 and accrued interest was $48,111.

243,712	123,526

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, and $200,000 matured in December 2015 (see Note 20 as subsequently extended) and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $150,000. As a result of the modification, the Company recorded a debt discount of $20,679. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $68,063 which included discounts associated with the old debt. In August 2015, two note holders with an aggregate principal amount of $1,500,000 agreed to extend the convertible notes to December 2016. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $262,335 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). As of December 31, 2015, there was no unamortized discount and accrued interest was $345,625. **

1,700,000	793,406

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

December 31, 2015	December 31, 2014

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration for an additional six months or until February 2016 (which is currently in default, but the Company’s counsel is currently in discussions regarding extension terms). As of December 31, 2015, there was no unamortized discount and accrued interest was $69,325.

645,000	602,538

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

	December 31, 2015	December 31, 2014

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000 (which is currently in default). As of December 31, 2015, there was no unamortized amount of the discounts. Accrued interest at December 31, 2015 was $148,214.

	295,000	295,000

Total	$5,662,900	$2,161,642
Less Current Portion, net of discounts	(5,662,900)	(2,038,116)
Convertible notes payable, long term, net of discounts	$—	$123,526

Amortization of debt discounts is included in interest expense on the accompanying statement of operations.

*In connection with the issuance of the June 2015 $250,000, 10% secured convertible promissory note (the “Note”) due September 12, 2015 convertible at $0.115 per share, the Company issued to the note holder a 2.5% of the limited liability company interests held by the Company in Ecosphere Mining, LLC, a Delaware limited liability company and the Company’s subsidiary. The Note is secured by a first lien on 25% of the limited liability company interests held by the Company in Ecosphere Mining, LLC. In addition, the Note is secured by collateral the Lender previously had on other notes evidencing prior loans totaling $1,750,000, consisting of inventory, the Company’s Ecos PowerCube® unit, the Company’s Ecos GrowCube™ unit, the Company’s patent on the Ecos PowerCube® unit, the Company’s patent pertaining to the Company’s technology related to treating the waters of Lake Okeechobee, a patent pending on the Company’s Ecos GrowCube™ unit, and the right to proceeds from any sale of the Company’s interest in Fidelity National Environmental Solutions, LLC (collectively, the security interests are the “Collateral”). In the event of any sale of the Collateral upon a default under the Note or any of the Company’s prior notes held by the Lender, which are also secured by the Collateral, the Company would be entitled to any proceeds remaining after satisfaction of any amounts outstanding under the Note, the prior notes held by the Lender, and related costs. The holder agreed to extend their notes until September 2016 in exchange for 10,440,000 shares of common stock in Sea of Green Systems, Inc. as noted above.

**The Notes are secured by a security interest equal to 10% of the Company’s initial share holding of common stock of Sea of Green Systems, Inc. The holders of an aggregate principal amount of $2.5 million agreed to extend their notes until December 2016 in exchange for 10,822,800 shares of common stock in Sea of Green Systems, Inc. as noted above.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

A summary of convertible notes payable and the related discounts as of December 31:

	2015	2014
Principal amount of convertible notes payable	$5,735,000	$4,385,000
Unamortized discount	(72,100)	(2,223,358)
Convertible notes payable, net of discount	5,662,900	2,161,642
Less: current portion	(5,662,900)	(2,038,116)
Convertible notes payable, net of discount, less current portion	$—	$123,526

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at December 31, 2015 and 2014, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in notes payable and allocated between a current and long term liability in the accompanying consolidated financial statements. Accrued interest at December 31, 2015 was $5,363.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at December 31, 2015 was $1,195.

Loan Arrangement

In August 2015, the Company entered into a loan arrangement pursuant to which the holder advanced the Company $150,000 (the “Advance”) in exchange for a fixed interest amount of $10,000. The Advance was due and payable upon the earlier of (i) receipt by the Company of $150,000 from a customer and (ii) 30 days from the date of issuance. The Advance was secured by a security interest in a $150,000 customer account receivable, and a security interest in a water treatment system being manufactured for such customer. As of the date of this filing, the Company has paid the holder the principal amount of the loan plus interest.

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest an annual rate of 10% and matured in April 2015. The employee has since agreed to extend on two different occasions and now the note matures in January 2016. Accrued interest at December 31, 2015 was $2,250 and the Company paid $2,500 of interest during the year ended December 31, 2015.

The Company received unsecured advances from a related party of $5,000 of which $4,000 was unpaid at December 31, 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Financing Obligations

	December 31, 2015	December 31, 2014
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$23,314	$61,212

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	38,368	46,777

Secured non-interest bearing, equipment notes payable in monthly installments of $8,333 over 12 months, maturing in December 2014 with a $15,000 deposit due January 1, 2014.	—	8,326

Secured non-interest bearing, equipment notes payable in monthly installments of $3,000 over 15 months, maturing in January 2017.	36,000	—

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016.	1,766	3,494

Total	99,448	119,809
Less Current Portion	(70,337)	(56,215)
Financing obligations, long-term portion	$29,111	$63,594

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease. In November 2015, the Company signed a settlement agreement with the financing company agreeing to pay 24 payments of $1,397.

Future minimum lease payments under this capital lease obligation as of December 31, 2015, by fiscal year, are as follows:

For the year ended December 31,	Payment
2016	$16,762
2017	13,853
Total	$30,615

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of December 31, 2015:

For the year ended December 31,	Amount
2016	$5,946,529
2017	64,903
2018	52,078
2019	7,701
Total debt- face value	6,071,211
Less: unamortized discount	(72,100)
Net debt	$5,999,11

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

11.

FAIR VALUE MEASUREMENTS

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	Balance at December 31, 2015 and 2014	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Liabilities:
Fair value of liability for warrant derivative instruments	$—	$—	$—	$—

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

12.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2015 and 2014 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,098,494 and $1,075,994 on December 31, 2015 and 2014, respectively.

Series B

At December 31, 2015 and 2014 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,035,017 and $1,974,785 on December 31, 2015 and 2014, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

13.

COMMON STOCK

Sea of Green Systems, Inc.

Sea of Green Systems, Inc. (“SOGS”) is authorized to issue 250,000,000 shares (no par value) of its common stock.

In 2014, SOGS issued 80,000,000 shares of common stock to Ecosphere Technologies, Inc., (“ETI”) as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the parent company was the sole shareholder. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties in order to extend ETI debt. At December 31, 2015, ETI owned 69.49% of SOGS.

Stock Dividend Payable to ETI

During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. Because of the size of the stock dividend, the dividend was accounted for as of stock split, with no impact on SOGS stockholders’ equity or the statement of operations in accordance with Accounting Standards Codification Topic 505-20, Stock Dividends and Stock Splits. The stock split was accounted for retrospectively in accordance with Staff Accounting Bulletin 4.C.

Ecosphere Technologies, Inc.

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2015.

2015

Shares Issuable

At December 31, 2015, the Company had 500,000 issuable shares of common stock in connection with the extension of convertible debt and cancellation of 1,000,000 outstanding warrants.

Shares Issued for Extension Fee

In February 2015, note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. ETI agreed to pay the holders an extension fee equal to an aggregate of approximately $50,000 that was payable in 434,782 shares of common stock.

2014

Shares Issued in Cashless Option Exercises

In February 2014, the Company issued 8,753 shares of common stock to a director upon the cashless exercise of options to purchase 44,546 shares of common stock with an exercise price of $0.229 per share and based upon a market price of the Company’s common stock of $0.285 per share.

Shares Issued Upon Conversion of Debt and Other Liabilities

The Company issued 586,957 shares of common stock to lenders upon conversion of secured original issue discount notes in the amount of $67,500 at a conversion rate of $0.115 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

14.

STOCK OPTIONS AND WARRANTS

The fair value of option and warrants granted during the periods presented is estimated on the date of grant using the BSM option pricing model. We used the following assumptions for options granted in the following periods:

Sea of Green Systems, Inc.

For the Year Ended December 31,
	2015	2014
Expected volatility	220.48% to 273%	—
Expected term (simplified method)	3 to 5 years	—
Risk-free interest rate	0.92% to 1.37%	—
Expected dividend yield	None	—

During 2015, the Company granted 1,450,000 stock options of SOGS to consultants of the Company with exercise prices of $0.0468 per share upon exercise. Upon exercise, ETI will cancel an equal number of shares owned by ETI. The total value of the options is $65,715 with vesting over one-year and with 1,000,000 of the options expiring in 5 years and 450,000 of the options expiring in three years. At December 31, 2015 the Company recorded $16,429 of stock option expense.

Stock Options of SOGS

	For the Year Ended December 31, 2015		For the Period of Inception November 10, 2014 through December 31, 2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	—	$—	—	$—
Granted	1,450,000	$0.05	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at end of year	1,450,000	$0.05	—	$—

Exercisable at end of year	700,000	$0.05	—	$—

Outstanding
Weighted average remaining contractual term		3.96		—
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$0.05		$—

Exercisable
Weighted average remaining contractual term		3.36		—
Aggregate intrinsic value		$—		$—

Ecosphere Technologies, Inc.

For the Year Ended December 31,
	2015	2014
Expected volatility	63.20% - 86.54%	63.30% – 78.26%
Expected term (simplified method)	2 – 5 years	3.5 -5 years
Risk-free interest rate	0.71% - 1.73%	1.10% - 1.77%
Expected dividend yield		None

Stock-based compensation expense for the years ended December 31, 2015 and 2014 was $422,511 and $683,650, respectively net of cancellations/forfeitures. As of December 31, 2015, there was $97,829 of total unrecognized compensation cost related to unvested options granted under the Company’s option plans. This unrecognized compensation cost is expected to be recognized over the next year.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

EMPLOYEE FIXED STOCK OPTION PLANS:

2003 Equity Incentive Plan

On November 17, 2003, the Company adopted the 2003 Equity Incentive Plan. The Plan terminated in November 2013. There were no options to purchase shares of common stock under this plan outstanding at December 31, 2015. As of December 31, 2014 options to purchase 142,275 shares of common stock at $1.05 per share are outstanding under this Plan.

2003 Stock Option Plan for Outside Directors and Advisory Board Members

On November 17, 2003, the Company adopted the 2003 Stock Option Plan for Outside Directors and Advisory Board Members, which provided for the granting of 2,000,000 stock options, and increased on August 2, 2005 to 4,500,000, stock options to members of these Boards who are not full or part time employees of the Company. There were no options to purchase shares of common stock under this plan outstanding at December 31, 2015. At December 31, 2014 options to purchase 740,250 shares of common stock at an exercise price of $1.05 per share are outstanding under this Plan, respectively. The Plan shall continue in existence for a term of ten years unless terminated by the Company.

2006 Equity Incentive Plan

In May 2006, the Board approved the 2006 Equity Incentive Plan (the “2006 Plan”), and as part of that approval, agreed to not issue any awards under the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors and Advisory Board Members. The Plan expires August 8, 2016.

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

DECEMBER 31, 2015 AND 2014

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

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of December 31, 2015 and 2014 options to purchase 22,949,120 and 23,230,436 shares of common stock were outstanding under the 2006 Plan, respectively.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	24,080,936	$0.33	20,227,948	$0.44
Granted	666,667	$0.12	8,794,050	$0.17
Exercised	—	$—	(44,546)	$0.23
Forfeited	—	$—	—	$—
Expired	(1,798,483)	$0.83	(4,896,516)	$0.42

Outstanding at end of year	22,949,120	$0.22	24,080,936	$0.33

Exercisable at end of year	17,136,006	$0.19	14,284,411	$0.24

Outstanding
Weighted average remaining contractual term		2.80		3.54
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$0.12		$0.17

Exercisable
Weighted average remaining contractual term		2.65		2.99
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

2015

Related Party Option Grants

In January 2015, the Company granted one of its Board members 666,667 non-qualified stock options, exercisable over a five-year period at $0.12 per share, vesting one year after the grant date, subject to continued service as a Director. The fair value of these options amounted to $25,491, calculated using the BSM method, and will be expensed over a one-year period. The Director previously declined an automatic grant of options and restricted stock in July 2014.

2014

Related Party Option Grants

In November 2014, the Company granted five-year options to purchase 8,794,050 shares of common stock to certain employees at an exercise price of $0.17 per share. The fair value of these options amounted to $682,986, calculated using the BSM method, and will be expensed over a two-year period, 25% vesting upon signing of employee Term Sheets and the remainder vesting semi-annually during the term of two year employment, subject to continued employment with the Company.

Annual Director Grants

In July 2015 and 2014, the only eligible Director declined an automatic grant of options and restricted stock.

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	29,106,000	$0.62	34,633,435	$0.60
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(15,141,000)	$0.78	(5,527,435)	$0.49

Outstanding at end of year	13,965,000	$0.46	29,106,000	$0.62

Exercisable at end of year	13,965,000	$0.46	29,106,000	$0.62

Outstanding
Weighted average remaining contractual term		0.17		0.90
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		$ N/A

Exercisable
Weighted average remaining contractual term		0.17		0.90
Aggregate intrinsic value		$—		$—

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	735,000	0.61	1,260,000	0.53
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	(525,000)	0.42

Outstanding at end of year	735,000	0.61	735,000	0.61

Exercisable at end of year	735,000	0.61	735,000	0.61

Outstanding
Weighted average remaining contractual term		0.04		1.04
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		0.04		1.04
Aggregate intrinsic value		$—		$—

Warrants

The following table summarizes warrant activities for the years ended December 31, 2015 and 2014:

	For the Years Ended December 31,
	2015		2014
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	42,833,263	0.16	16,352,598	0.37
Granted	23,051,630	0.12	27,623,590	0.13
Exercised	—	—	—	—
Forfeited	—	—	—	—
Exchanged	(1,000,000)	0.12	—	—
Expired	(203,251)	0.67	(1,142,925)	0.22

Outstanding at end of year	64,681,642	0.13	42,833,263	0.16

Exercisable at end of year	64,681,642	0.13	42,833,263	0.16

Outstanding and exercisable
Weighted average remaining contractual term		3.68		4.29
Aggregate intrinsic value		$—		$284

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2015 is presented below:

Shares

Warrants issued for financing	64,681,642
Outstanding at December 31, 2015	64,681,642

2015

Issuance of Warrants with Convertible Debt

In February 2015, the Company amended previously issued convertible notes in the aggregate principal amount of $1,000,000. The Company increased the aggregate principal amount to $1,250,000 for the additional $250,000 cash loan. The note continues to accrue interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the additional issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In March 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In April 2015, the Company issued convertible notes in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.5%, matured in October 2016 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the convertible note issuance, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share. In November 2015, the note holder agreed to extend the note until April 2016 and the warrants were cancelled in exchange for the issuance of 500,000 shares of common stock. See Note 13.

In May 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In June 2015, the Company issued convertible notes in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In July 2015, the Company issued a $125,000 convertible note. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In December 2015, the Company issued a $125,000 convertible note. The note bears a fixed interest of $12,500, matures in April 2016 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share. See Note 10.

Convertible Note Extensions and Amendments

In March 2015, two convertible note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $47,826 that shall be payable in either cash or 434,782 shares of common stock. The Company also issued the note holders five-year warrants to purchase 312,500 shares of common stock at an exercise price of $0.115 per share. See Note 10.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

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

In September 2014, the Company issued 17,391,304 five-year warrants exercisable at $0.115 per share in connection with a $1.0 million convertible note. The fair value of the warrants amount to $1,102,357, calculated using the BSM method. (See Note 10). In addition, the Company agreed to reduce the exercise price of 562,500 previously issued warrants to $0.115 and extend the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one-year debt term.

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

15.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

Ecosphere Mining, LLC

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

Balance, 2013	$—
Distributions to noncontrolling members	—
Noncontrolling interest in loss	(13,117)
Balance, 2014	$(13,117)
Distributions to noncontrolling members	—
Noncontrolling interest in loss	(16,448)
Balance, end of year	$(29,565)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the parent company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiary” in the consolidated statements of operations.

2015
Balance, beginning of year	$—
Change in noncontrolling interest from sales of subsidiary common stock	(154,387)
Noncontrolling interest in loss	(117,488)
Balance, end of year	$(271,875)

16.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2015, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $79,000,000. The NOL expires during the years 2015 to 2035. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the approximately $37 million of net deferred tax assets at December 31, 2015 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2015 was $37,364,121. The change in the valuation allowance during the year ended December 31, 2015 amounted to $8,604,699.

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2015	2014
Deferred tax assets:
Organizational costs, accrued liabilities and other	$1,069,339	$830,936
NOL carryforwards	29,788,004	29,330,106
Depreciation	228,100	148,870
Compensation related to equity instruments issued for services	6,278,678	6,100,701
Valuation allowance	(37,364,121)	(28,759,422)

Net deferred tax assets	$—	$7,651,191
Deferred tax liabilities:
Investment in unconsolidated investee	—	(7,619,174)
Other	—	(32,017)
Total deferred tax liabilities	—	(7,651,191)
Total net deferred taxes	$—	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014

Income tax expense (benefit) at federal statutory rate	(34.00%)	(34.00%)
State taxes, net of federal benefit	(3.62)	(3.62)
Nondeductible items	0.05	0.10
Change in valuation allowance	37.57	37.52
	—%	—%

17.

COMMITMENTS AND CONTINGENCIES

Leases

The Company signed a letter of intent to enter into a lease with the payment of $7,500 during 2015 (See Note 20).

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. During the years ended December 31, 2015 and 2014 the Company recognized rent expense amount of $200,928 and $200,928 for all four buildings in Stuart, FL.

In September 2013, the Company entered into a five-year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with an initial monthly rent of approximately $3,600 (subject to escalation) with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $140,659 as of December 31, 2015, relating to this five-year lease agreement.

Future minimum annual rents due under operating leases are as follows:

Total

Amounts due under operating leases in 2016	$45,503
Amounts due under operating leases in 2017	46,872
Amounts due under operating leases in 2018	48,284
$140,659

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. Should the Company default on any of its required payments, the settlement amount will increase to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of December 31, 2015, the Company had an accrued balance of $70,833 which is comprised of the $150,000 obligation less $79,167 in payments. Upon final payment in accordance with the settlement, the Company may record a $50,000 gain. See Note 9.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of December 31, 2015 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees. See Note 9.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

In February 2016, a vendor of the Company filed a lawsuit alleging non-payment with respect to materials provided on credit throughout 2015. Through the lawsuit, the vendor Is seeking from the Company $30,133 plus interest, attorneys’ fees and court costs. The Company has filed an answer and affirmative defenses to the pending allegations and has been served with discovery requests (responses to which are due on April 22, 2016). The Company is also attempting to negotiate an out-of-court settlement in the form of a payment plan over a period of time.

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

In July 2015, Sea of Green Systems, Inc. entered into a non-exclusive sales representative agreement with DWC Equipment Sales, LLC (“DWC”). DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Agri-Technology products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Agri-Technology products to its customers. At December 31, 2015, the Company has paid DWC $88,298 and accrued $12,640 related to the SOGS equipment order.

18.

CONCENTRATION OF RISK

During the year ended December 31, 2015, the Company’s revenues were primarily from one foreign customer in Malaysia representing 93% of sales, respectively.  This customer was from one revenue source, equipment sales, from the sale of Ozonix® equipment and related parts. As of December 31, 2015, 70% and 30% of accounts receivable were from Customer A and B, respectively in connection with the sale of Ozonix® equipment and miscellaneous product sales.

During the year ended December 31, 2014, the Company’s revenues were 50% and 47% from customers A and B, respectively. Customer A is a related party in the oil and gas industry and Customer B is a foreign customer in Brazil in the food and beverage industry, and were from two revenue sources. Of the two revenue sources, 94% related to the sale of Ozonix® equipment and 4% related to aftermarket parts for Ozonix® equipment in the field. As of December 31, 2014, 96% of accounts receivable were from Customer A, respectively.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2015. As of December 31, 2015, the Company’s bank balances did not exceeded FDIC insured amounts.

Foreign sales in 2015 and 2014 were 93% and 47%, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

In 2015, the Company was dependent on a single lender as approximately 75% of our funding came from this one source.

19.

RELATED PARTY TRANSACTIONS

2015 Related Party Transactions

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one-year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. Mr. Dean Becker, the former Chief Executive Officer of ICAP is also one of the Company’s board members and consultants. The Company paid $50,000 related to the January 2015 licensing agreement. In April 2015, the Company amended the Private Licensing Engagement Agreement. Under the amended terms, the commission was reduced to 3% and the term was extended another year, expiring in June 2016. In November 2015, the Company terminated this agreement.

Related Party Consulting Agreements

In January 2013, the Company entered into a three-year consulting agreement at the rate of $250,000 per year with Mr. Becker, who is a Director. As of December 31, 2015, the Company has accrued $166,624 in connection with this consulting agreement. In November 2015, the Company amended the consulting agreement. Under the amended terms, the Company agrees to pay a 10% commissions on revenues generated by the consultant. The Company terminated this agreement in December 2015. The Company owes Mr. Becker $20,000 and as consideration for his cancelling $146,624 in consulting fees, in January 2016 the Company issued Mr. Becker three-year options to purchase 3,132,991 shares of SOGS at $0.0468 per share.

Related Party Service and Manufacturing Fees

The Company had been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to Fidelity National Environmental Solutions, LLC. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. At December 31, 2015 the Company recorded an allowance for doubtful accounts for the full amount of the related party accounts receivable balance which nets the accounts receivable balance to zero.

The Company is accruing a monthly management fee of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture all Ecos GrowCube™ products at 80% of the selling prices, subject to the Company’s approval.

Related Party Accounts Receivable

At December 31, 2015 the Company recorded an allowance for doubtful accounts for the full amount of the related party accounts receivable balance which nets the accounts receivable balance to zero.

Related Party Stock Dividend

During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. See Note 13.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Related Party Note Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in April 2015. The Company has extended this note twice and it now matures in January 2016. In 2016, the Company amended this note and it now matures in July 2016.

In November 2015, the Company issued a non-interest bearing note payable to an employee of the Company in the aggregate principal amount of $5,000. The Company paid $1,000 of principal during the year ended December 31, 2015. The remaining portion of this note was paid in February 2016.

Related Party Bonus

Following the $1.3 million SOGS equipment order in July 2015, the Company’s Board of Directors awarded the Company’s Chief Executive Officer, who is the inventor of the Ecos GrowCube™ technology, a $52,000 discretionary bonus.

2014 Related Party Transactions

Related Party Private Licensing Engagement Agreement

In June 2014, the Company entered into a one-year Private Licensing Engagement Agreement (the “Agreement”) with ICAP Patent Brokerage LLC (“ICAP”) in efforts to monetize the Company’s patented Ozonix® and Ecos PowerCube® technology portfolios. The Agreement may be terminated by either party with 60 days’ notice. In the event that the Company enters into an Intellectual Property Licensing Agreement, ICAP is entitled to receive a commission equal to 10% of the monies paid to the Company and its affiliates in connection with such transaction. The Chief Executive Officer of ICAP Patent Brokerage is also one of the Company’s board members and consultants. The Company paid $50,000 related to a January 2015 licensing agreement which the Company is deferring revenue over the term of the license.

Related Party Consulting Agreements

In January 2013, the Company entered into a three-year consulting agreement at the rate of $250,000 per year that may be terminated with 30 days’ notice with one of the Company’s board members and who is also the Chief Executive Officer of ICAP Patent Brokerage. For the year ended December 31, 2014, the Company has incurred $250,000 pursuant to the consulting agreement.

Related Party Option Grants

In November 2014, the Company granted five-year options to purchase 8,794,050 shares of common stock to certain employees at an exercise price of $0.17 per share. The fair value of these options amounted to $682,986, calculated using the BSM method, and will be expensed over a two-year period, 25% vesting upon signing of employee Term Sheets and the remainder vesting semi-annually during the term of two-year employment, subject to continued employment with the Company.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Related Party Service Fee

The Company had been receiving a service fee for its continued accounting, executive, administrative and other miscellaneous services to FNES. In April 2014, the monthly service fee was reduced from $56,360 to $44,310. The Company continues to provide the services described above and will continue to do so in a transitional phase. Once this transitional phase is complete and FNES has taken over all functions listed above, FNES will no longer pay a service fee to the Company. All costs relating to the services fee are offset against various expense accounts on the statement of operations. The Company had an accounts receivable balance at December 31, 2014 of $44,310 relating to December 2014 services performed for FNES.

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

20.

SUBSEQUENT EVENTS

Bridge Financing

In January 2016, SOGS and ETI entered into Securities Purchase Agreements with three unaffiliated investors pursuant to which the investors purchased an aggregate of $300,000 original principal amount of convertible notes of the Company. The Notes bear interest at 12.5% annually and mature six months from the date of investment. If, prior to the maturity date of the Notes, the Company merges with a public company by reverse merger, share exchange or other business combination (a “Public Company Event”), the Note shall thereafter be automatically convertible into shares of common stock of the public company at a price per share equal to 85% of the offering price of the shares in the financing transaction conducted in connection with the Public Company Event. Upon maturity, if no Public Company Event has occurred, the Notes shall be convertible into shares of the parent company’s common stock at $0.115 per share. In addition, ETI issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. One of the lenders previously lent SOGS $106,000 convertible under similar terms except the due date is April 14, 2016.

SOGS Option Plan

In February 2016, SOGS approved the creation of an Equity Incentive Plan covering 35,000,000 shares of common stock.

SOGS Option Grants

In January 2016, the Company granted fully vested three-year options to purchase 3,132,991 fully vested shares of SOGS common stock to Dean Becker, one of ETI’s Board members, at an exercise price of $0.0468 per share in lieu of a cash payment of $146,624 that was due to the Board member for his consulting services for ETI. The fair value of the options amounted to $142,606, calculated using the BSM method.

In February 2016, the Company granted five-year options to purchase 1,709,401 shares of SOGS common stock to one of ETI’s Board members at an exercise price of $0.0468 per share in connection with his service on the Board. The options vest on June 1, 2016 subject to continued service as a director. The fair value of the options amounted to $77,827, calculated using the BSM method.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

In February 2016, SOGS granted ten-year options to purchase 17,500,000 to two of the Company’s executive officers at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method.

Convertible Note Extensions

In April 2016, convertible note holders in the aggregate principal amount of approximately $0.1 million agreed to extend the maturity date to July 2016 for no consideration.

SOGS Stock Issuance

In January 2016, ETI transferred 3,500,000 fully vested shares of SOGS common stock to ETI’s employees. The shares were valued at 0.0468 per share (contemporaneous cash sales price) or $163,800.

In January 2016, the parent Company issued 2,589,941 shares of SOGS common stock in consideration for convertible note extensions in the aggregate principal amount of $445,000 held by ETI as consideration for the extension of the convertible notes for an additional year. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $121,209 which will be treated as debt discount and amortized over the new debt term.

Convertible Note Conversion

In January 2016, a convertible note holder elected to convert $50,000 of a convertible note into 434,783 shares of the Company’s common stock.

Convertible Note Issuance

In January 2016, the Company issued a $25,000 convertible note. The note has a fixed interest rate of $2,500 and is convertible into common stock at a conversion rate of $0.115 per share maturing in April 2016. If $25,000 of this convertible note, $125,000 of a previously issued convertible note in December 2015 and the fixed interest of $15,000 are not paid by April 2016 then the maturity date will be extended until September 2016. In addition, the Company will be required to pay the investor additional interest in the fixed amount of $15,000 due in September 2016 and the Company will need to issue warrants to purchase 2,608,695 shares of common stock or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock. See Note 10.

In February and March 2016, Brisben made an additional loan to the Company of $200,000 convertible into common stock of the Company at $0.115 per share, maturing May 2016 and bearing fixed interest of $20,000. However, if the December 2015, January 2016 and February 2016 loans are not repaid in April 2016 and May 2016, respectively, their maturities will be extended to September 12, 2016 and the Company will issue Brisben warrants to purchase an additional 6,086,955 five-year warrants to purchase shares of the Company’s common stock at a price per share of $0.115 or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock.

In March 2016, Brisben made a loan to the Company of $29,000 convertible into common stock of the Company at $0.115 per share, maturing in September 2016 and bearing 10% annual interest. In April 2016, Brisben made an additional loan to the Company of $100,000 convertible into common stock of the Company at $0.115 per share, maturing in September 2016 and bearing 10% annual interest. The Company will issue Brisben five-year warrants to purchase an additional 2,243,478 of the Company common stock at an exercisable at $0.115 per share or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock.

Related Party Notes Payable

In February 2016, the Company amended a promissory note to an employee of the Company increasing the aggregate principal amount to $87,552 for an additional loan of $37,552. The note accrues interest at an annual rate of 10% maturing in July 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2015 AND 2014

Employment Agreement

In April 2016, Mr. McGuire signed a three-year Employment Agreement (the “2016 Employment Agreement”) and an Amended and Restated Royalty Agreement (the “Royalty Agreement”), each effective January 1, 2016. See the section titled “Certain Relationships and Related Transactions, and Direct Independence” below for a description of the Royalty Agreement. Under the 2016 Employment Agreement, Mr. McGuire is entitled to receive a base salary of $450,000 per year, which is identical to the 2013 Employment Agreement.  Because of the liquidity issues, Mr. McGuire often has not regularly received installments of his salary. He was also granted 6,300,000 ten-year stock appreciation rights (“SARs”), exercisable at $0.115 per share with one-third vesting upon his acceptance of the grant and the balance vesting in equal increments on December 31, 2016 and December 31, 2017, subject to continued employment as of each applicable vesting date.  The option value is $114,770 and the will be recognized over the vesting term. The SARs are settleable in cash or common stock of Ecosphere or any subsidiary. If the SARs are settled in shares of SOGS, the exercise price shall be fixed at $0.046 per share.

Lease Agreement

In March 2016, the Company entered into a lease agreement for a 6 acre property in Washington state. The term of this lease will commence in May 2016 and will terminate on a date five years from the commencement date. The Company will have the option to renew the lease for five additional five-year terms. The Company will be required to make a security deposit in the amount of $81,675 by May 2016 and the aggregate monthly rent will be phased in over one year. From May 2016 through August 2016 the aggregate monthly rent is $5,445, from September 2016 through December 2016 the aggregate monthly rent is $13,068, from January 2017 through April 2017 the aggregate monthly rent is $16,335 and from May 2017 going forward the aggregate monthly rent is $27,225.