Form 10-K/A
period 2015-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2016-04-18
CIK 1071760

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016. We are filing this Amendment to amend Item 15 of Part IV of the 2015 Form 10-K to include the XBRL information required by and not included in Part IV of the 2015 Form 10-K. The printing company had not completed the XBRL exhibits in time to be filed with the 10-K on April 14, 2016.

Except as described above, no other changes have been made to the 2015 Form 10-K. The 2015 Form 10-K continues to speak as of the date of the 2015 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2015 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Ecosphere,” the “Company,” “we,” “us” and “our” refer to Ecosphere Technologies, Inc.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)

Documents filed as part of the report.

(1)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-K	5/12/14	3.1
3.2	Bylaws, as amended	10-K	5/12/14	3.2
10.1	Form of 8.5% Convertible Note (CIM)	10-Q	5/21/13	10.5
10.2	Form of Warrant (CIM)	10-Q	5/21/13	10.6
10.3	Dennis McGuire Employment Agreement*	S-1	1/21/14	10.35
10.4	Dennis McGuire Royalty Agreement *	S-1	1/21/14	10.36
10.5	Vinick Consulting Agreement*	S-1	1/21/14	10.37
10.6	Becker Consulting Agreement*	S-1	1/21/14	10.38
10.7	Employment Renewal Term Sheet - Donn	8-K	12/3/14	10.1
10.8	Employment Renewal Term Sheet – J. McGuire	8-K	12/3/14	10.2
10.9	Amended and Restated Securities Purchase Agreement, dated as of February 10, 2015	8-K	2/13/15	10.1
10.10	Amended and Restated Convertible Promissory Note due September 12, 2015	8-K	2/13/15	10.2
10.11	Form of Warrant, dated as of February 10, 2015	8-K	2/13/15	10.3
10.12	Form of Amended Convertible Notes	8-K	12/4/14	10.1
10.13	Form of Amended Warrants	8-K	12/4/14	10.2
10.14	Security Agreement, dated as of September 12, 2014	8-K	9/18/14	10.4
10.15	Securities Purchase Agreement, dated as of September 12, 2014	8-K	9/18/14	10.1
10.16	Form of Warrant, dated as of September 12, 2014	8-K	9/8/14	10.3
10.17	Second Amended and Restated EES LLC Agreement	10-Q	8/9/13	10.5
10.18	Fidelity Unit Purchase Agreement dated May 24, 2013	10-Q	8/9/13	10.3
10.19	Fidelity Unit Purchase Agreement dated July 26, 2013	S-1	1/21/14	10.14
10.20	Form of Convertible Note (2013 Offering)	10-K	3/17/14	10.38
10.21	Form of Warrant (2013 Offering)	10-K	3/17/14	10.39
10.22	Form of Registration Rights Agreement (2013 Offering)	10-K	3/17/14	10.40
10.23	Amended and Restated 2006 Equity Incentive Plan*	10-K	4/15/15	10.23
10.24	Form of Securities Purchase Agreement dated March 19, 2015	8-K	3/26/15	10.1
10.25	Form of Convertible Note dated March 19, 2015	8-K	3/26/15	10.2
10.26	Form of Warrant dated March 19, 2015	8-K	3/26/15	10.3
10.27	Form of Warrant	8-K	3/27/15	10.1
10.28	Form of Securities Purchase Agreement dated May 8, 2015	8-K	5/14/15	10.1
10.29	Form of Convertible Note dated May 8, 2015	8-K	5/14/15	10.2
10.30	Form of Warrant dated May 8, 2015	8-K	5/14/15	10.3
10.31	Form of Security Agreement dated May 8, 2015	8-K	5/14/15	10.4
10.32	Form of Securities Purchase Agreement dated June 18, 2015	8-K	7/15/15	10.1
10.33	Form of Convertible Note dated June 18, 2015	8-K	7/15/15	10.2
10.34	Form of Warrant dated June 18, 2015	8-K	7/15/15	10.3
10.35	Form of Security Agreement dated June 18, 2015	8-K	7/15/15	10.4
10.36	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.1
10.37	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.2
10.38	Form of Securities Purchase Agreement dated January 5, 2016	8-K	1/12/16	10.1
10.39	Form of Convertible Note dated January 5, 2016	8-K	1/12/16	10.2
10.40	Form of Warrant dated January 5, 2016	8-K	1/12/16	10.3
10.41	Form of Amended, Restated and Consolidated Convertible Note dated February 29, 2016	8-K	3/8/16	10.1
21.1	List of Subsidiaries	10-K	4/15/15	21.1
23.1	Consent of Salberg & Co. PA	10-K	4/14/16	23.1

31.1	Certification of Principal Executive Officer (302)	Filed
31.2	Certification of Principal Financial Officer (302)	Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)	Furnished
101.INS	XBRL Taxonomy Extension Instance Document	Filed
101.SCH	XBRL Taxonomy Extension Schema Document	Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed

———————

* Management compensatory agreement

**Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: April 18, 2016	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	April 18, 2016
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

/s/ Dean Becker	Director	April 18, 2016
Dean Becker

/s/ Michael Donn, Sr.	Director	April 18, 2016
Michael Donn, Sr.

/s/ Dennis McGuire	Director	April 18, 2016
Dennis McGuire

/s/ Charles Vinick	Director	April 18, 2016
Charles Vinick

/s/ David Brooks	Director	April 18, 2016

3