Form 10-Q
period 2016-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2016-05-23
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 20, 2016
Common Stock, $0.01 par value per share	166,103,677 shares

SIGNATURES	38

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash	$2,145	$94
Restricted cash	15,000	—
Accounts receivable, net	856	50,806
Inventory, net	914,023	799,323
Prepaid expenses and other current assets	10,972	21,295
Total current assets	942,996	871,518
Property and equipment, net	720,452	846,974
Slow moving inventory, net	213,452	215,786
Patents, net	182,265	179,610
Deposits	24,554	21,340
Total assets	$2,083,719	$2,135,228

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Deficit
Current liabilities
Accounts payable	$1,436,265	$1,323,127
Bank overdraft	—	37,319
Accrued liabilities	1,953,841	1,632,310
Customer deposits	1,451,400	1,301,400
Current portion of deferred revenue	25,000	25,000
Convertible notes payable, net of discounts	6,201,576	5,662,900
Current portion of notes payable	80,645	70,429
Related party notes payable	87,552	54,000
Current portion of financing obligations	51,384	70,337
Current portion of capital lease obligation	15,719	16,762
Total current liabilities	11,303,382	10,193,584
Deferred revenue, net of current portion	444,792	451,042
Notes payable, net of current portion	71,504	81,720
Financing obligations, net of current portion	26,654	29,111
Capital lease obligation, net of current portion	12,321	13,852
Total liabilities	11,858,653	10,769,309

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2016 and December 31, 2015; $25,000 per share redemption amount plus dividends in arrears	1,254,119	1,248,494
Series B - 484 shares authorized; 241 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively; $2,500 per share redemption amount plus dividends in arrears	2,652,600	2,637,537
Total redeemable convertible cumulative preferred stock	3,906,719	3,886,031

Commitments and contingencies (Note 11)

Deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 166,103,677 and 165,168,894 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,661,036	1,651,689
Common stock issuable, $0.01 par value; 0 and 500,000 issuable at March 31, 2016 and December 31, 2015, respectively	—	5,000
Additional paid-in capital	119,322,486	118,522,429
Accumulated deficit	(134,170,355)	(132,397,790)
Total Ecosphere Technologies, Inc. stockholders' deficit	(13,186,833)	(12,218,672)
Noncontrolling interest in consolidated subsidiaries	(494,820)	(301,440)
Total deficit	(13,681,653)	(12,520,112)
Total liabilities, redeemable convertible cumulative preferred stock and deficit	$2,083,719	$2,135,228

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues
Equipment sales and licensing	$6,250	$5,208
Aftermarket part and product sales	730	—
Aftermarket part and product sales, related party	—	8,506
Total revenues	6,980	13,714

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	—	—
Aftermarket part costs (exclusive of depreciation shown below)	490	9,528
Selling, general and administrative	1,559,267	1,328,964
Depreciation and amortization	81,471	92,996
Bad debt	3,643	—
Total costs and expenses	1,644,871	1,431,488

Loss from operations	(1,637,891)	(1,417,774)

Loss on investment in unconsolidated investee	—	(288,728)

Other income (expense)
Interest expense	(209,002)	(916,503)
Loss on debt extinguishment	(120,310)	(180,687)
Other, net	1,258	911
Total other income (expense), net	(328,054)	(1,096,279)

Net loss	(1,965,945)	(2,802,781)

Preferred stock dividends	(20,688)	(20,688)

Net loss applicable to common stock before allocation to non controlling interest	(1,986,633)	(2,823,469)

Less: net loss applicable to non-controlling interest in consolidated subsidiaries	193,380	1,519

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,793,253)	$(2,821,950)

Net loss per common share applicable to common stock
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
Basic	165,946,007	164,431,954
Diluted	165,946,007	164,431,954

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,793,253)	$(2,821,950)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	20,688	20,688
Depreciation and amortization	81,471	92,996
Non-controlling interest in loss of consolidated subsidiaries	(193,380)	(1,519)
Amortization of discount on notes payable	27,730	720,887
Stock-based compensation expense	655,480	143,898
Loss on investment in unconsolidated investee	—	288,728
Modification of warrants and options	—	29,132
Shares issued for note extension	—	47,826
Loss on debt extinguishment	120,310	180,687
Bad debt expense	3,643	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	46,307	49,685
Decrease (increase) in prepaid expenses and other current assets	10,323	(11,256)
Increase in inventory	(112,366)	(229,114)
Increase in deposits	(3,214)	—
Increase in accounts payable	113,140	282,761
Increase in accrued liabilities	327,778	147,392
(Decrease) increase in deferred revenue	(6,250)	494,792
Increase in customer deposits	150,000	251,517
Net cash used in operating activities	(551,593)	(312,850)
Investing Activities:
Purchase of property and equipment	(2,080)	(2,396)
Cash receipts from sale of fixed asset	50,000	—
Payment of patent costs	(5,525)	(1,865)
Net cash provided by (used in) investing activities	42,395	(4,261)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	554,000	500,000
Proceeds from issuance of related party note payable	37,552	50,000
Repayment of related party note payable	(4,000)	—
Repayments of notes payable and insurance financing	—	(21,761)
Repayments of capital lease obligations	(2,574)	(3,959)
Repayments of vehicle and equipment financing	(21,410)	(19,958)
Restricted funds held in escrow	(15,000)	—
Bank overdraft fee	(37,319)	—
Net cash provided by financing activities	511,249	504,322
Net increase in cash	2,051	187,211
Cash at beginning of period	94	31,800
Cash at end of period	$2,145	$219,011

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$7,787	$53,520
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$20,688	$20,688
Conversion of convertible debt	$50,000	$—
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$—	$519,188
Insurance premium finance contract recorded as a prepaid asset	$—	$99,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented solutions for the global water, agriculture, energy and industrial markets. The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are for sale and/or available for exclusive licensing opportunities across a wide range of industries and applications throughout the world.

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global markets including but not limited to the Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal Industries.

Since 2008, Ecosphere’s patented Ozonix® water treatment technology has generated more than $70 million in equipment sales, field service and technology licensing revenue, with more than 6 billion gallons of water treated to date and approximately 60 mobile water treatment systems deployed around the United States, Canada, Brazil and Malaysia.

Ecosphere’s patented Ecos PowerCube® technology is the world’s largest, mobile solar-powered generator and was recently named One of the Top 100 Innovations of 2014 by POPULAR SCIENCE magazine. The Company has continued discussions with prospective licensees from around the world that could license the technology across remote, off-grid, renewable energy, military and humanitarian based applications.

In 2014, Ecosphere began developing its proprietary line of Ecos GrowCube™ technologies and products that feature the Company’s patented Ozonix® technology as well as its ability to manufacture turn-key, fully automated systems that can be controlled from anywhere around the world. Sea of Green Systems, Inc. (“SOGS”), a majority owned subsidiary of Ecosphere, has since been formed to monetize this product portfolio and in July 2015, took receipt of a $1.3 million equipment order that the Company is anticipating to deliver this summer. In addition, ETI is presently manufacturing approximately $260,000 of Ecos GrowCube™ equipment for SOGS, which it expects to deliver to the customer this summer.  This equipment is currently being manufactured by ETI and the Company expects to continue to serve as the exclusive manufacturing and technology development arm for SOGS. SOGS plans to soon announce and release its line of growing systems and plant fertility products to the public and will begin to start executing on a comprehensive sales and marketing strategy.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Going Concern

Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $1,965,945 for the three months ended March 31, 2016, and cash used in operating activities of $551,593 and $312,850 for the three months ended March 31, 2016 and 2015, respectively.  At March 31, 2016, the Company had a working capital deficiency and accumulated deficit of $10,360,386 and $134,170,355, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $1,954,000 from its principal lender which loan is convertible at $0.115 per share and due in December 2017, subject to execution of new loan documents. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.

Since the start of 2015, 77 North American companies have declared bankruptcy, including five within the five-business days ending May 16, 2016. Like all oil and gas companies, Ecosphere was substantially harmed by the precipitous decline of the oil and gas industry. The effect was devastating as Ecosphere’s annual revenues declined substantially from $31.1 million in 2012 to $6.7 million in 2013 and $1 million in 2014.

Fortunately, Ecosphere’s management saw the bubble bursting in 2014 and began to start diversifying its Ozonix® technology into other water treatment industries and applications as well as developing a line of turn-key, fully-automated growing systems for the Precision-Agriculture market. Since then, Ecosphere has expanded its Ozonix® customer adoption in the United States, Canada, Brazil and most recently Malaysia and has positioned itself to start selling its proprietary line of growing systems and nutrients to legally, licensed medical and recreational marijuana growers, co-ops and medical collectives in those states where medical and recreational marijuana cultivation has been approved.

Management believes it will have liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize.

Based upon communications with its principal lender who has a substantial equity interest in the Company, we believe this lender will provide sufficient future loans to permit us to remain operational pending our monetization of certain technologies described below. This lender recently showed its commitment to the Company’s long-term viability by voluntarily advancing $50,000 in good faith on May 20, 2016 and has verbally agreed to a new credit facility which includes $500,000 (including the $50,000 advance) and a long-term extension of the outstanding indebtedness as described in Note 15. The principal lender advised the Company’s counsel that it was making the $50,000 advance without the Company’s request in order to demonstrate its good faith.

Last week we completed a four-day pilot for a power utility company located in the United States that needed a solution to clean water it discharges.  We, together with our partner, which is a nationally known environmental services company, believe that the pilot demonstrated competitive advantages which have the potential to add value for the customer.  We are confident that we are well positioned to assist this customer for a meaningful period of time, which could provide material revenues and profits to the Company.  In addition, our partner is presently locating additional wastewater treatment opportunities in various industries and applications throughout the United States where our multi-patented Ozonix® technology can provide significant value. However, no assurance can be given on the outcome of this project and/or other future opportunities.

Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to Fidelity National Environmental Solutions, LLC (“FNES”).

Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal marijuana cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, name Ecosphere Development Company, LLC (“EDC”), of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, in order to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Ecosphere has spent the last two years locating and acquiring the property as well as designing the facilities it plans to build in Washington State. This new business segment will require infrastructure and equipment financing of up to $5 million to develop the entire 6 acres, which EDC will build-out in phases for each grower. Ecosphere is presently in discussions with a lender to finance its Washington landlord/tenant business model. Ecosphere and the lender have agreed upon the key terms of the proposed financing, and Ecosphere is awaiting receipt of loan documentation.

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Recently Ecosphere met with a team seeking to license our Ozonix® technology to use in certain field of use in certain countries in Africa. Based upon this discussion, we expect it will lead to a new license agreement that will provide additional immediate liquidity from an upfront license fee and future payments of the balance of the license fee over a 36 month period together with potential royalties and annual equipment minimums. However, no assurance can be given on the outcome of this project. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

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

Although the previously planned reverse merger with SOGS coupled with a $2 million financing lead by our lead investor will not occur, we are continuing discussions with one of the lenders to SOGS and a third party. Those discussions center around a reverse merger with a lower immediate financing sum of an indeterminate amount followed by a registered offering. If we are able to accomplish this, it is another source of potential liquidity based upon the sums owed to Ecosphere and the monthly $25,000 monthly management fees as well as manufacturing of Ozonix® equipment for the agriculture industry.

Management believes that the realization of any of the above events will provide sufficient liquidity for the foreseeable future. Historically, in the 18 years since inception, Ecosphere often has had liquidity problems but it has always found financing and new business to support its operations. Management believes that it will do so again although no assurances can be given. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has approximately $4 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months; this sum does not include $2,954,000 of debt owed to the principal lender who has orally agreed to advance an additional $450,000 and extend all debt to December 2017. In addition there is $890,000 past due, $50,000 due at the end of May 2016, $503,983 due in July 2016, $2,200,000 due in December 2016 and $245,000 due in January 2017. However, as a practical matter based upon the seniority of the note held by the principal lender and its collateral, we do not believe the other lenders can realistically seek to collect the sums due until the note of the principal lender is paid. The $890,000 of Ecosphere debt that is presently in default creates a default with our principal lender who as of the date of this Report was owed approximately $2,954,000. We are highly confident that our principal lender will not exercise its default rights and believe other lenders will also refrain from collection since the principal lender has a security interest covering most of our assets. In addition, the SOGS $406,250 convertible notes that are currently in default, mature in July 2016, but have gone into default since a loan covenant  required SOGS to be public by May 5, 2016, which did not occur. The Company has not received notice from any note holders in default except from counsel for two holders holding $595,000 of principal in notes that are past due. Their counsel has agreed to a note extension to December 2017 in exchange for reducing the conversion price to $0.045 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its majority owned subsidiaries (Sea of Green Systems, Inc. and Ecosphere Mining, LLC). All other subsidiaries at that date are inactive. The Company accounted for its 30.6% investment in FNES under the equity method (See Note 14) through September 30, 2015. All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations based on its 92.5% ownership.

Through August 13, 2015, the Company owned 100% of SOGS. From August 14, 2015 through December 31, 2015, the Company reduced its ownership in SOGS through the sale and issuance of shares of SOGS common stock and at December 31, 2015, the Company’s ownership in SOGS was approximately 69.49%. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations based on its ownership. As of January 7, 2016 and through the date of this Report, ETI’s ownership in SOGS has been reduced to 59.92%.

The Company’s interest in SOGS may be further diluted by the following (excludes pledged shares held by ETI):

	March 31, 2016	December 31, 2015
Convertible debt	3,823,529	923,913
Options and warrants to purchase common stock	1,450,000	1,450,000
Total Anti-Dilutive Potential Common Stock	5,273,529	2,373,913

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2016.

Restricted Cash

Restricted cash as of March 31, 2016, represents $15,000 held pursuant to certain restrictions related to the Company's short-term financing arrangements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. At December 31, 2015, the Company recorded an allowance of $285,170 or 100% of the balance in connection with related party accounts receivable and at March 31, 2016, the Company recorded an additional allowance for doubtful accounts of $3,643 in connection with two of the Company’s customers that have had uncollectable balances for 3 months or more.

Inventory

Inventory is comprised of raw materials to manufacture Ozonix® and Ecos GrowCube™ equipment, one Ecos PowerCube® being held at the corporate offices in Stuart, FL and one self-contained, outdoor Ecos GrowCube™ that is being used in Washington State for demonstration purposes. Both the Ecos PowerCube® and Ecos GrowCube™ have been completed for future sale and demonstration purposes where no binding sales contract exists. In addition, the Company has work-in-process representing indoor Ecos GrowCube™ units being manufactured for the equipment order received in July 2015 from SOGS. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 5 and see Note 15 for security interest in inventory.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at March 31, 2016 and December 31, 2015 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $2,870 for the three months ended March 31, 2016.

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

MARCH 31, 2016

(Unaudited)

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

MARCH 31, 2016

(Unaudited)

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

Licensing Revenue

The Company typically amortizes licensing revenue over the life of a licensing agreement in accordance with SAB Topic 13f and the unamortized portion is recorded as deferred revenue. See Note 6.

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

MARCH 31, 2016

(Unaudited)

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2016, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the three months ended March 31, 2016 and 2015, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

Ecosphere Technologies, Inc.

	For the Three Months Ended
	March 31,
	2016	2015
Convertible debt	53,259,420	41,485,507
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	98,138,154	106,220,018
Total Anti-Dilutive Potential Common Stock	151,760,071	148,068,022

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

Additional Financial Accounting Standards Board, Accounting Standard Updates which are not disclosed herein or are updates not effective until after March 31, 2016, are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

3.

INVENTORY

Inventory consists of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Raw materials	$79,849	$79,335
Work in process	584,174	469,988
Finished goods	250,000	250,000
	$914,023	$799,323

At March 31, 2016, the Company had one Ecos GrowCube™ in finished goods. The Ecos GrowCube™ unit is now in Washington State for a trial. The Company is currently manufacturing the equipment order received in July 2015 from a Nevada customer for ten Ecos GrowCube™ units being manufactured by Ecosphere Technologies, Inc. currently represented in work-in-process. See Note 6.

At December 31, 2015, the Company increased the slow moving raw materials inventory by $215,786 for all items that have not moved in or out of the Company’s inventory in over one year. Additionally, the Company wrote down the value of its finished good, the Ecos PowerCube®, and included in slow moving inventory. The Company also set up a reserve of $71,401 against the slow moving inventory.

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2016, and December 31, 2015:

	Estimated Useful	March 31,	December 31,
	Lives in Years	2016	2015
Machinery and equipment	5	$1,857,683	$1,905,603
Furniture and fixtures	5 to 7	358,974	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	526,659	526,659
Office equipment	5	620,858	620,858
		3,506,315	3,554,235
Less total accumulated depreciation		(2,785,863)	(2,707,261)
Property and equipment, net		$720,452	$846,974

The Company sold a mining related piece of equipment for $50,000 during the three months ended March 31, 2016, the Company had previously recorded an impairment on this asset at December 31, 2015 of approximately $0.2 million. Depreciation expense amounted to approximately $0.1 million for the three months ended March 31, 2016 and March 31, 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

5.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at March 31, 2016, and December 31, 2015:

Convertible Notes Payable

March 31, 2016	December 31, 2015

In March 2016, the Company issued a convertible note in the aggregate principal amount of $29,000. The note accrues interest at a rate of 10% per annum, matures in December 2016 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing). In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 504,348 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock).  The Company did not record a discount related to the issuance of the note as the conversion price exceeded the fair market value of the common stock. As of March 31, 2016, there was no unamortized discount and there was no accrued interest. See Note 15 as this note was consolidated. (1)

$29,000	$—

In February and March 2016, the Company issued a convertible note in the aggregate principal amount of $200,000. The note has fixed interest of $20,000 and matures in May 2016 and convertible into common stock at a conversion rate of $0.115 per share. If the Company does not pay the principal and fixed interest by May 2016 the convertible note will be extended to September 2016. In addition if such non-payment occurs, the Company is required to pay additional interest in the fixed amount of $20,000 due in September 2016 and the Company is required to deliver to the note holder warrants to purchase 3,478,261 shares of common stock or if the Company lacks authorized common stock, shares of Series C Convertible Preferred Stock (which amended articles and designations have not yet been filed with the state as of the date of this filing) on terms reasonably acceptable to the holder including conversion into up to 3,478,261.  The Company did not record a discount related to the issuance of the note as the conversion price exceeded the fair market value of the common stock. As of March 31, 2016, there was no unamortized discount and accrued interest was $7,213. See Note 15 as this note was consolidated and extended. (1)

200,000	—

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, mature in July 2016 and are convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investor five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. The Company did not record a discount related to the issuance of this convertible note as the conversion price exceeded the fair market value of the common stock. As of March 31, 2016, there was no unamortized discount and accrued interest was $8,836 and is included in accrued expenses.

300,000	—

In January 2016, the Company issued a convertible note in the aggregate principal amount of $25,000. The note has fixed interest of $2,500 and matures in April 2016 and is convertible into common stock at a conversion rate of $0.115 per share. If the Company does not pay the principal and fixed interest by April 2016 the convertible note will be extended to September 2016. In addition if such non-payment occurs, the Company is required to pay additional interest in the fixed amount of $2,500 due in September 2016 and the Company is required to deliver to the note holder warrants to purchase 434,783 shares of common stock or if the Company lacks authorized common stock, shares of Series C Convertible Preferred Stock (which amended articles and designations have not yet been filed with the state as of the date of this filing) on terms reasonably acceptable to the holder including conversion into up to 434,783.  The Company did not record a discount related to the issuance of this convertible note as the conversion price exceeded the fair market value of the common stock. As of March 31, 2016, there was no unamortized discount and accrued interest was $2,017. See Note 15 as this note was consolidated and extended. (1)

25,000	—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

March 31, 2016	December 31, 2015

In December 2015, the Company issued a convertible note in the aggregate principal amount of $125,000. The note has fixed interest of $12,500 and matures in April 2016 and is convertible into common stock at a conversion rate of $0.115 per share. If the Company does not pay the principal and fixed interest by April 2016 the convertible note will be extended to September 2016. In addition if such non-payment occurs, the Company is required to pay additional interest in the fixed amount of $12,500 due in September 2016 and the Company is required to deliver to the note holder warrants to purchase 2,173,913 shares of common stock or if the Company lacks authorized common stock, shares of Series C Convertible Preferred Stock (which amended articles and designations have not yet been filed with the state as of the date of this filing) on terms reasonably acceptable to the holder including conversion into up to 2,173,913. The Company did not record a discount related to the issuance of this convertible note. As of March 31, 2016, there was no unamortized discount and accrued interest was $10,671. See Note 15 as this note was consolidated and extended. (1)

125,000	125,000

In July 2015, the Company issued a convertible note in the aggregate principal amount of $125,000. The note accrues interest at an annual rate of 10%, matures in September 2016 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing). In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 2,173,913 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $112,481 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 65.53%, an expected term of five years, a risk-free discount rate of 1.58% and no dividends. As of March 31, 2016, the unamortized amount of the discount was $43,161 and accrued interest was $9,063. See Note 15 as this note was consolidated and extended. (1)(2)

81,839	58,035

In June 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock, which amended articles and designations have not yet been filed with the state as of the date of this filing. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share (or alternatively preferred stock). The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 64.96%, an expected term of five years, a risk-free discount rate of 1.65% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $44,118 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of March 31, 2016, there was no unamortized discount and accrued interest was $19,514. See Note 15 as this note was consolidated and extended. (1)(2)

250,000	250,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

March 31, 2016	December 31, 2015

In May 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.10%, an expected term of five years, a risk-free discount rate of 1.55% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $29,527 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). As of March 31, 2016, there was no unamortized discount and accrued interest was $22,431. See Note 15 as this note was consolidated and extended. (1)(2)

250,000	250,000

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.50%, matured in October 2015 and is convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the parent company (see Note 15). The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. As of March 31, 2016, the unamortized discount was $513 and accrued interest was $5,762 and is included in accrued liabilities. See Note 15 as this note was extended.

105,737	96,153

In March 2015, the Company issued a convertible note in the aggregate principal amount of $250,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $250,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.92%, an expected term of five years, a risk-free discount rate of 1.41% and no dividends. In August 2015, the note holder agreed to extend the convertible note to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $21,187 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of March 31, 2016, there was no unamortized discount and accrued interest was $25,833. See Note 15 as this note was consolidated and extended. (1)(2)

250,000	250,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

March 31, 2016	December 31, 2015

In November 2014, the Company issued convertible notes in the aggregate principal amount of $500,000. The note accrues interest at an annual rate of 10%, matures in December 2015 and is convertible into common stock at a conversion rate of $0.12 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 8,333,333 shares of common stock at an exercise price of $0.12 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $500,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 72.69%, an expected term of five years, a risk-free discount rate of 1.56% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to December 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $122,222 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of March 31, 2016, there was no unamortized discount and accrued interest was $67,222. (3)

500,000	500,000

In September 2014, the Company issued a convertible note in the aggregate principal amount of $1,000,000. The note accrues interest at an annual rate of 10%, matures in September 2015 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 17,391,304 shares of common stock at an exercise price of $0.115 per share. The Company also reduced the exercise price of the investor’s existing 562,500 warrants to $0.115 and extended the term of the warrants to five-years from the date of the convertible note agreement. The fair value of the extended warrants totaled $28,043 and is to be amortized over the one year debt term. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,000,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 70.11%, an expected term of five years, a risk-free discount rate of 1.83% and no dividends. In February 2015, the Company amended the Note, increasing the aggregate principal amount to $1,250,000 as another $250,000 was received on February 10, 2015. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 4,347,826 shares of common stock at an exercise price of $0.115 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $214,620 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 71.56%, an expected term of five years, a risk-free discount rate of 1.49% and no dividends. In August 2015, the note holder agreed to extend the convertible notes to September 2016. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $53,932 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS). As of March 31, 2016, there was no unamortized discount and accrued interest was $182,500. See Note 15 as this note was consolidated and extended.(1)(2)

1,250,000	1,250,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

March 31, 2016	December 31, 2015

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). As of March 31, 2016, there was no unamortized discount and accrued interest was $54,236.

245,000	243,712

In December 2013, the Company issued convertible notes in the aggregate principal amount of $1,700,000. The notes accrue interest at an annual rate of 10%, and $200,000 matured in December 2015 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $1,700,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.23% and 78.47%, an expected term of five years, a risk-free discount rate ranging between 1.55% and 1.71% and no dividends. In November and December 2014, the Company reduced three of the note holders conversion rates and warrant exercise prices to $0.12 per share. As a result of the modification, the Company recorded a debt discount of $915,273. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $819,723 which included discounts associated with the old debt. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $150,000. As a result of the modification, the Company recorded a debt discount of $20,679. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $68,063 which included discounts associated with the old debt. In August 2015, two note holders with an aggregate principal amount of $1,500,000 agreed to extend the convertible notes to December 2016. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $262,335 which included discounts associated with the old debt, no additional debt discount was recorded. In January 2016, three note holders with an aggregate principal amount of $200,000 agreed to extend the convertible notes to December 2016.The Company charged $119,614 to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). As of March 31, 2016, there was no unamortized discount and accrued interest was $388,125. (3)

1,700,000	1,700,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

March 31, 2016	December 31, 2015

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration for an additional six months or until February 2016 (which is currently in default). In January 2016, a holder elected to convert $50,000 of the convertible note into 434,783 shares of the Company’s common stock (see Note 8). As of March 31, 2016, there was no unamortized discount and accrued interest was $77,028.

595,000	645,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

	March 31, 2016	December 31, 2015

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000 (which is currently in default). As of March 31, 2016, there was no unamortized amount of the discounts and accrued interest was $155,589.

	295,000	295,000

Total	$6,201,576	$5,662,900
Less Current Portion, net of discounts	(6,201,576)	(5,662,900)
Convertible notes payable, long term, net of discounts	$—	$—

Amortization of debt discounts is included in interest expense on the accompanying unaudited condensed consolidated statements of operations and $27,730 for the three months ended March 31, 2016.

(1) As of March 31, 2016, and December 31, 2015, the Company had issued the following secured convertible notes to its principal lender, which were consolidated into an amended and restated note in May 2016 (see Note 15, below). As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note.

(2) The holder (the Company’s principal lender) agreed to extend their notes until September 2016 in exchange for 10,440,000 shares of common stock in Sea of Green Systems, Inc. as noted above.

(3) The Notes are secured by a security interest equal to 10% of the Company’s initial share holding of common stock of Sea of Green Systems, Inc. In 2015, the holders of an aggregate principal amount of $2.5 million agreed to extend their notes until December 2016 in exchange for 10,822,800 shares of common stock in Sea of Green Systems, Inc. as noted above.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

A summary of convertible notes payable and the related discounts as of March 31, 2016, and December 31, 2015 is as follows:

	March 31, 2016	December 31, 2015
Principal amount of convertible notes payable	$6,245,250	$5,735,000
Unamortized discount	(43,674)	(72,100)
Convertible notes payable, net of discount	6,201,576	5,662,900
Less: current portion	(6,201,576)	(5,662,900)
Convertible notes payable, net of discount, less current portion	$—	$—

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at March 31, 2016 and December 31, 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in notes payable and allocated between a current and long term liability in the accompanying unaudited condensed consolidated financial statements. Accrued interest at March 31, 2016 was $6,555.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at March 31, 2016 was $2,444.

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. In February 2016, this note was amended for the additional loan of $37,552. The note accrues interest an annual rate of 10% and matures in July 2016. Accrued interest at March 31, 2016 was $4,032. See Note 15 as this note was combined with another loan.

Financing Obligations

	March 31, 2016	December 31, 2015
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%. The Company also has $30,862 of principal and interest in accounts payable in connection with this equipment note payable.	$13,435	$23,314

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%. The Company also has $1,046 of principal and interest in accounts payable in connection with this vehicle note payable.	36,136	38,368

Secured non-interest bearing, equipment notes payable in monthly installments of $3,000 over 15 months, maturing in January 2017. The Company also has $18,000 in accounts payable in connection with this equipment note payable.	27,000	36,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016. The Company has $449 in accounts payable in connection with this software note payable.	1,467	1,766

Total	78,038	99,448
Less Current Portion	(51,384)	(70,337)
Financing obligations, long-term portion	$26,654	$29,111

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Future minimum lease payments under this capital lease obligation as of March 31, 2016, by fiscal year, are as follows:

For the year ended December 31,	Payment
2016	$12,580
2017	16,775
Total	29,355
Less implied interest	(1,315)
Capital lease obligation	28,040
Less current potion	(15,719)
Long-term portion	$12,321

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of March 31, 2016:

For the year ended December 31,	Amount
2016	$6,215,874
2017	315,376
2018	52,078
2019	7,701
Total debt- face value	6,591,029
Less: unamortized discount	(43,674)
Net debt	$6,547,355

6.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	March 31, 2016	December 31, 2015
Customer A	$1,261,400	$1,261,400
Customer B	190,000	40,000
Total customer deposits	$1,451,400	$1,301,400

As of March 31, 2016, the Company had customer deposits of approximately $1.5 million in connection with Ecos GrowCube™ orders received in 2015 and 2016. The Company had work-in-process inventory related to these deposits of $584,174. In accordance with the sales contracts, 80% of the selling price, or $1,161,120, was advanced by SOGS to Ecosphere, the related party manufacturer.

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20 year life of the licensing agreement. For the three months ended March 31, 2016, the Company recorded $6,250 as equipment sales and licensing revenue. The remaining $469,792 of the licensing fee is recorded as deferred revenue with $25,000 in current liabilities and $444,792 as a long term liability and will be amortized over the 20 year period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

7.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2016 and December 31, 2015 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,104,119 and $1,098,494 on March 31, 2016 and December 31, 2015, respectively.

Series B

At March 31, 2016 and December 31, 2015 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,050,080 and $2,035,017 on March 31, 2016 and December 31, 2015, respectively.

8.

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

During 2015 and 2016, ETI sold 9,635,389 shares of SOGS common stock for cash at $0.0468 per share and issued 23,852,741(including the 2,589,941 shares issued below) of its own shares to third parties in order to extend ETI debt. In addition, in January 2016, ETI issued 3,500,000 of its own shares as a bonus to ETI employees and the Company valued its shares based on the contemporaneous cash sales price of $0.0468 per share resulting in expense of $161,644. At March 31, 2016, ETI owned 59.92% of SOGS.

In January 2016, the parent Company issued 2,589,941 of its own shares of SOGS common stock in consideration for convertible note extensions in the aggregate principal amount of $445,000 held by ETI as consideration for the extension of the convertible notes for an additional year. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $121,209 which was treated as debt extinguishment. See Note 5.

In March 2016, SOGS issued 6,000,000 shares of SOGS common stock as payment for consulting fees. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $277,103 and expensed as consulting fees.

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

Ecosphere Technologies, Inc.

Shares issued and issuable during the three months ended March 31, 2016 are summarized below.

Shares outstanding and issuable at December 31, 2015	165,668,894
Shares issued for conversion of convertible debt (a)	434,783
Total common shares outstanding at March 31, 2016	166,103,677

———————

(a)

issued for the conversion of the aggregate principal amount of $50,000 at a rate of $0.115 per share. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

9.

STOCK OPTIONS AND WARRANTS

Convertible Note Issuances

In January 2016, SOGS issued a convertible note in the aggregate principal amount of $300,000. The note accrues interest at an annual rate of 12.50%, mature in July 2016 and is convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investor five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. See Note 5.

In January 2016, the Company issued a convertible note in the aggregate principal amount of $25,000. The note has fixed interest of $2,500 and matures in April 2016 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 434,783 shares of common stock at an exercise price of $0.115 per share (or alternatively Series C preferred stock).  See Notes 5 and 15.

In February and March 2016, the Company issued a convertible note in the aggregate principal amount of $200,000. The note has fixed interest of $20,000 and matures in May 2016 and convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 3,478,261 shares of common stock at an exercise price of $0.115 per share (or alternatively Series C preferred stock).  See Notes 5 and 15.

In March 2016, the Company issued a convertible note in the aggregate principal amount of $29,000. The note accrues interest at a rate of 10% per annum, matures in December 2016 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 504,348 shares of common stock at an exercise price of $0.115 per share (or alternatively Series C preferred stock).  See Notes 5 and 15.

Stock Option Grants

In January 2016, the Company granted fully vested three-year options to purchase 3,132,991 fully vested shares of SOGS common stock to one of ETI’s former Board members and consultant, at an exercise price of $0.0468 per share in lieu of a cash payment of $146,624 that was due to the Board member for his consulting services for ETI. If exercised, the shares will be issued from ETI shareholdings and will not further dilute SOGS existing shareholders. The fair value of the options amounted to $142,606, calculated using the BSM method and were expensed at the time of the grant.

In February 2016, the Company granted five-year options to purchase 1,709,401 shares of SOGS common stock to one of ETI’s Board members at an exercise price of $0.0468 per share in connection with his service on the Board. The options vest on June 1, 2016 subject to continued service as a director. If exercised, the shares will be issued from ETI shareholdings and will not further dilute SOGS existing shareholders. The fair value of the options amounted to $77,827, calculated using the BSM method and will be expensed over the vesting period.

In February 2016, SOGS granted ten-year options to purchase 17,500,000 to two of the Company’s executive officers at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the BSM value of these options as the certain milestones have not been met as of the date of this Report.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the three months ended March 31, 2016:

Risk-free interest rate	1.23% to 1.47%
Expected option life in years	5 to 6.5 years
Expected stock price volatility	209.15% to 218.59%
Expected dividend yield	None

Stock-based compensation expense related to options for the three months ended March 31, 2016 was $216,733. At March 31, 2016, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $920,210. This unrecognized compensation cost is expected to be recognized over the next 33 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

10.

RELATED PARTY TRANSACTIONS

Related Party Option Grants

In January 2016, the Company granted fully vested three-year options to purchase 3,132,991 fully vested shares of SOGS common stock to  one of ETI’s former Board members and consultant, at an exercise price of $0.0468 per share in lieu of a cash payment of $146,624 that was due to the Board member for his consulting services for ETI. The fair value of the options amounted to $142,606, calculated using the BSM method and were expensed at the time of the grant.

In February 2016, the Company granted five-year options to purchase 1,709,401 shares of SOGS common stock to one of ETI’s Board members at an exercise price of $0.0468 per share in connection with his service on the Board. The options vest on June 1, 2016 subject to continued service as a director. The fair value of the options amounted to $77,827, calculated using the BSM method and will be expensed over the vesting period.

In February 2016, SOGS granted ten-year options to purchase 17,500,000 to two of SOGS executive officers (including the Company’s CEO) at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the value of the options since certain milestones have not been met.

Related Party Note Payable

In February 2016, the Company amended a previously issued promissory note to an employee of the Company for an additional loan made by the employee of $37,552 increasing the aggregate principal amount to $87,552. The note accrues interest at an annual rate of 10%, maturing in July 2016. See Note 15 as this note was amended for an additional loan.

Related Party Service and Manufacturing Fees

The Company is accruing a monthly management fee payable by SOGS of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture for SOGS all Ecos GrowCube™ products at 80% of the selling prices, subject to the Company’s approval.

11.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the three months ended March 31, 2016 the Company recognized rent expense amount of $50,232 for all four buildings in Stuart, FL. As of the date of this Report, the Company has $47,221 in past due rent payments.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease is January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. The Company has an obligation of $129,283 as of March 31, 2016, relating to this five-year lease agreement. As of the date of this Report, the Company has $30,795 in past due rent payments. The Company is currently evaluating its options in regards to its Utah operations.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

In March 2016, the Company entered into a lease agreement for a 6 acre property in Washington state. The term of this lease will commence in May 2016 and will terminate on a date five years from the commencement date. The Company will have the option to renew the lease for five additional five-year terms. The Company was required to make a security deposit in the amount of $81,675 by May 2016, as of the date of this Report the security deposit is unpaid, but the Company received an extension from the landlord. The aggregate monthly rent will be phased in over one year. From May 2016 through August 2016 the aggregate monthly rent is $5,445, from September 2016 through December 2016 the aggregate monthly rent is $13,068, from January 2017 through April 2017 the aggregate monthly rent is $16,335 and from May 2017 going forward the aggregate monthly rent is $27,225.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of March 31, 2016, the Company had an accrued balance of $70,833 which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company is in default, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of March 31, 2016 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

In February 2016, a vendor of the Company filed a lawsuit alleging non-payment with respect to materials provided on credit throughout 2015. Through the lawsuit, the vendor is seeking from the Company $30,133 plus interest, attorneys’ fees and court costs. The Company has filed an answer and affirmative defenses to the pending allegations and has been served with discovery requests. The Company is also attempting to negotiate an out-of-court settlement in the form of a payment plan over a period of time.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

In July 2015, Sea of Green Systems, Inc. entered into a non-exclusive sales representative agreement with DWC Equipment Sales, LLC (“DWC”). DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Agri-Technology products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Agri-Technology products to its customers. At March 31, 2016, the Company has paid DWC $121,026 and accrued $6,448 related to the SOGS equipment order.

12.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At March 31, 2016, accounts receivable of $856 was comprised of one customer balance amounting to 100% of the total receivable balance. In addition, 90% of the total revenue balance is deferred revenue from a licensing fee that was received in 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2016. As of March 31, 2016, the Company’s bank balances did not exceed FDIC insured amounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

For the three months ended March 31, 2016, the Company was dependent on it principal lender as approximately 43% of our funding came from this one source.

13.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARY

Ecosphere Mining, LLC

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations.

Balance, December 31, 2015	$(29,565)
Noncontrolling interest in loss	(1,489)
Balance, March 31, 2016	$(31,054)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the parent company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At March 31, 2016, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations.

Balance, December 31, 2015	$(271,875)
Noncontrolling interest in loss	(191,891)
Balance, March 31, 2016	$(463,766)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

14.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The results for the three months ended March 31, 2015 is as follows:

For the three months ended March 31, 2015
(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$363,655
Cost of sales	348,102
Gross profit	15,553
Operating expenses	918,385
Operating loss	(902,832)
Other loss	40,961
Net loss	(943,793)
Ownership interest (rounded)	31%
Share of net loss	$(288,728)
Total equity interest loss recorded	$(288,728)

As of September 30, 2015, the Company reduced its investment in FNES to zero. In 2015, the Company took an impairment of its investment due to market conditions, including the recent downturn in the oil and gas industry along with results of operations which includes negative working capital, cash used in operations and a net loss.

In accordance with ASC 323-10-35-20, the Company discontinued applying the equity method at September 30, 2015 as the investment was reduced to zero.

15.

SUBSEQUENT EVENTS

Convertible Note and Warrant Issuances

In May 2016, the Company issued $0.4 million in convertible notes to the Company’s principal lender. The note accrues interest at a rate of 10% per annum and is convertible into common stock at a conversion rate of $0.115 per share maturing in December 2016. In addition, the Company issued warrants to purchase 6,956,522 shares of common stock or if the Company lacks the authorized common stock, shares of Series C Convertible Preferred Stock. See below as the note was consolidated.

Convertible Note Extension

In April 2016, convertible note holders in the aggregate principal amount of approximately $0.1 million agreed to extend the maturity date to July 2016 for no consideration. See Note 5.

In May 2016, the principal lender of previously issued convertible notes in the aggregate principal amount of $2,504,000 agreed to extend the maturity date to December 2016. In addition, the Company issued the lender an amended and restated note combining the principal amounts of all the lender’s outstanding loans to the Company. The obligations under the note are secured by an Amended and Restated Security Agreement between the parties. In addition to the prior collateral, the collateral securing the note consists of the Company’s Ozonix® patents, except for all agricultural uses. Previously disclosed provisions pursuant to which, until repayment of the note, the Company has agreed to apply certain revenues and proceeds toward repayment of the Note remain in effect. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Loan

In May 2016, in order to show good faith and continued support, the Company’s principal lender made an additional loan of $50,000. Although the loan terms have not been drafted as of the date of this Report the terms have been agreed on by both parties, the lender has agreed to extend its $2.9 million convertible note at a conversion rate of $0.115 per share from December 2016 to December 2017 and to reset the exercise price of approximately 50 million previously issued warrants to $0.045 per share in addition to granting an additional 869,565 five-year warrants at an exercise price of $0.045 per share in connection with this loan of $50,000. The principal lender has agreed to make an additional loan of up to $450,000 at a conversion rate of $0.115 per share with additional issuance of 7,826,087 warrants if all $450,000 is borrowed. In addition, the Company agreed to pay the principal lender 5% of sublease revenues from its first tenant that the Company’s Washington State subsidiary receives in Finley County, Washington for the life of the 30-year term.

Related Party Note Payable Extension

In April 2016, a related party note holder made an additional loan of $10,181. The Company amended the original promissory note and consolidated all loans by the employee totaling $97,733.  The note accrues interest at an annual rate of 10% and matures in July 2016. See Notes 5 and 10.

Lease Agreement

In May 2016, the Company entered into a new three-year lease agreement for additional space for its machine shop at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,200.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2015.

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented solutions for the global water, agriculture, energy and industrial markets. The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are for sale and/or available for exclusive licensing opportunities across a wide range of industries and applications throughout the world.

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

Results of Operations

Comparison of the Three Months ended March 31, 2016 with the Three Months Ended March 31, 2015

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended March 31,
	2016	2015	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$5,208	$1,042
Aftermarket part and product sales	730	—	730
Aftermarket part and product sales, related party	—	8,506	(8,506)
Total revenues	6,980	13,714	(6,734)
Costs and expenses
Aftermarket part and product costs (exclusive of depreciation shown below)	490	9,528	(9,038)
Salaries and employee benefits	809,653	801,140	8,513
Administrative and selling	192,014	269,195	(77,181)
Professional fees	513,534	249,467	264,067
Depreciation and amortization	81,471	92,996	(11,525)
Research and development	44,066	9,162	34,904
Bad debt	3,643	—	3,643
Total costs and expenses	1,644,871	1,431,488	213,383
Loss from operations	(1,637,891)	(1,417,774)	(220,117)
Loss on investment in unconsolidated investee	—	(288,728)	288,728
Other income (expense)
Interest expense	(209,002)	(916,503)	707,501
Loss on debt extinguishment	(120,310)	(180,687)	60,377
Other, net	1,258	911	347
Total other expense, net	(328,054)	(1,096,279)	768,225
Net loss	(1,965,945)	(2,802,781)	836,836
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(1,986,633)	(2,823,469)	836,836
Net loss applicable to noncontrolling interest of consolidated subsidiaries	193,380	1,519	191,861
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,793,253)	$(2,821,950)	$1,028,697

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $1.8 million during the three months ended March 31, 2016 (the "2016 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.8 million for the three months ended March 31, 2015 (the "2015 Quarter"). The drivers of the $1 million quarter-over-quarter change are discussed below.

Revenues

During the 2015 Quarter, ETI signed an exclusive technology licensing agreement with US H2O, Inc. (“USH2O”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the licensing fees received under this agreement over its 20 year term. During the 2015 Quarter, $500,000 in licensing fees has been paid by USH20 to Ecosphere.

Cost and Expenses

Aftermarket Part and Product Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket products were de minimis for the 2016 Quarter.

Salaries and Employee Benefits

The change in salaries and employee benefits was de minimis.

Professional Fees

The $0.3 million increase in professional fees for the 2016 Quarter was driven by the issuance of SOGS common stock to a consultant of the Company. The consultant received 6,000,000 shares of SOGS common stock. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $277,103.

Loss from Operations

Loss from operations for the 2016 Quarter was $1.6 million compared to loss from operations of $1.4 million for the 2015 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2016 Quarter decreased $0.7 million primarily due to minimal amortization of debt discounts since the majority of debt discounts were fully amortized in previous periods.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and Sea of Green Systems, Inc. consolidated majority-owned subsidiaries was $193,380.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(551,593)	$(312,850)
Net cash provided by (used in) investing activities	$42,395	$(4,261)
Net cash provided by financing activities	$511,249	$504,322

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

2016 Period

Operating Activities

Net cash used in operating activities was $0.6 million for the 2016 Quarter. For the 2016 Quarter, cash used in operating activities of $0.6 million resulted from the net loss applicable to Ecosphere common stock of $1.8 million and was partially offset by $0.7 million in stock based compensation, the increase in accrued expenses of $0.3 million, the increase in customer deposits of $0.1 million and a loss on debt extinguishment of $0.1 million in connection with issuance of SOGS common stock as consideration for the extension of debt.

Investing Activities

Net cash provided by investing activities was 42,395 for the 2016 Quarter. The Company sold mining equipment for cash proceeds of $50,000, this was partially offset by payment of patent costs and minimal additions to property, plant and equipment.

Financing Activities

The Company’s net cash provided by financing activities of $0.5 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $0.6 million and proceeds from the issuance of a related party note payable of $37,552, which was partially offset by repayments of bank overdraft fees, related party notes payable, vehicle and equipment financing and capital lease obligations.

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

Liquidity

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $1,954,000 from its principal lender which loan is convertible at $0.115 per share and due in December 2017, subject to execution of new loan documents. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.  As described in Note 15 to the Consolidated Financial Statements, the principal lender advance an additional $50,000 on May20, 2016 and agreed to loan $450,000 more and extend all debt until December 2017.

Since the start of 2015, 77 North American companies have declared bankruptcy, including five within the five-business days ending May 16, 2016. Like all oil and gas companies, Ecosphere was substantially harmed by the precipitous decline of the oil and gas industry. The effect was devastating as Ecosphere’s annual revenues declined substantially from $31.1 million in 2012 to $6.7 million in 2013 and $1 million in 2014.

Fortunately, Ecosphere’s management saw the bubble bursting in 2014 and began to start diversifying its Ozonix® technology into other water treatment industries and applications as well as developing a line of turn-key, fully-automated growing systems for the Precision-Agriculture market. Since then, Ecosphere has expanded its Ozonix® customer adoption in the United States, Canada, Brazil and most recently Malaysia and has positioned itself to start selling its proprietary line of growing systems and nutrients to legally, licensed medical and recreational marijuana growers, co-ops and medical collectives in those states where medical and recreational marijuana cultivation has been approved.

Management believes it will have liquidity for the next 12 months. Ecosphere plans to continue monetizing its intellectual property, and has identified the following liquidity sources that it expects to realize.

Based upon communications with its principal lender who has a substantial equity interest in the Company, we believe this lender will provide sufficient future loans to permit us to remain operational pending our monetization of certain technologies described below. This lender recently showed its commitment to the Company’s long-term viability by voluntarily advancing $50,000 in good faith on May 20, 2016 and has verbally agreed to a new credit facility which includes $500,000 (including the $50,000 advance) and a long-term extension of the outstanding indebtedness. The principal lender advised the Company’s counsel that it was making the $50,000 advance without the Company’s request in order to demonstrate its good faith.

Last week we completed a four-day pilot for a power utility company located in the United States that needed a solution to clean water it discharges.  We, together with our partner, which is a nationally known environmental services company, believe that the pilot demonstrated competitive advantages which have the potential to add value for the customer.  We are confident that we are well positioned to assist this customer for a meaningful period of time, which could provide material revenues and profits to the Company.  In addition, our partner is presently locating additional wastewater treatment opportunities in various industries and applications throughout the United States where our multi-patented Ozonix® technology can provide significant value. However, no assurance can be given on the outcome of this project and/or other future opportunities.

Management expects this will result in similar realization of the value that has been realized by the development and sale of the global energy rights for its Ozonix® technology to Fidelity National Environmental Solutions, LLC (“FNES”).

Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal marijuana cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, name Ecosphere Development Company, LLC (“EDC”), of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, in order to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities.

Ecosphere has spent the last two years locating and acquiring the property as well as designing the facilities it plans to build in Washington State. This new business segment will require infrastructure and equipment financing of up to $5 million to develop the entire 6 acres, which EDC will build-out in phases for each grower. Ecosphere is presently in discussions with a lender to finance its Washington landlord/tenant business model. Ecosphere and the lender have agreed upon the key terms of the proposed financing, and Ecosphere is awaiting receipt of loan documentation.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Ecosphere is actively marketing exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Recently Ecosphere met with a team seeking to license our Ozonix® technology to use in certain field of use in certain countries in Africa.  Based upon this discussion, we expect it will lead to a new license agreement that will provide additional immediate liquidity from an upfront license fee and future payments of the balance of the license fee over a 36 month period together with potential royalties and annual equipment minimums. However, no assurance can be given on the outcome of this project. Ecosphere owns 100% of the global rights to its patented Ozonix® technology for all non-energy related applications, including but not limited to food and beverage, industrial, marine and municipal wastewater treatment, and any other industry in which water is treated with conventional liquid chemicals.  Ecosphere also owns 100% of the global right to its patented Ecos PowerCube® technology for all industries and applications worldwide.

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

Although the previously planned reverse merger coupled with a $2 million financing lead by our lead investor will not occur, we are continuing discussions with one of the lenders to SOGS and a third party.  Those discussions center around a reverse merger with a lower immediate financing sum of an indeterminate amount followed by a registered offering.  If we are able to accomplish this, it is another source of potential liquidity based upon the sums owed to Ecosphere and the monthly $25,000 monthly management fees as well as manufacturing of Ozonix® equipment for the agriculture industry.

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

In addition to needing capital to support its operations as of the date of this Report, Ecosphere has approximately $4 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months; this sum does not include $2,954,000 of debt owed to the principal lender who has orally agreed to advance an additional $450,000 and extend all debt to December 2017. In addition there is $890,000 past due, $50,000 due at the end of May 2016, $503,983 due in July 2016, $2,200,000 due in December 2016 and $245,000 due in January 2017. However, as a practical matter based upon the seniority of the note held by the principal lender and its collateral, we do not believe the other lenders can realistically seek to collect the sums due until the principal lender is paid. The $890,000 of Ecosphere debt that is presently in default creates a default with our principal lender who as of the date of this Report was owed approximately $2,954,000. We are highly confident that our principal lender will not exercise its default rights and believe other lenders will also refrain from collection since the principal lender has a security interest covering most of our assets.  In addition, the SOGS $406,250 convertible notes that are currently in default, mature in July 2016, but have gone into default since a loan covenant required SOGS to be public by May 5, 2016. We are uncertain whether any of the lenders will take any immediate action. The Company has not received notice from any note holders in default except from counsel for two holders holding $595,000 of principal in notes that are past due. Their counsel has agreed to a note extension to December 2017 in exchange for reducing the conversion price to $0.045 per share.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 10 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs during the three months ended March 31, 2016 was $44,066 and during the three months ended March 31, 2015 the costs were de minimis.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements including expanding our technology into other industries, the value of subsidiaries in other verticals, anticipated and potential revenue and its plans with respect to liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, our ability to raise short-term and long-term working capital, the future price of natural gas, future legislation and regulations which affect hydraulic fracturing and the marijuana industry, the ability to find purchasers and investors for our technologies. Forward-looking statements contained in this report also include statements related to the Company’s efforts to increase liquidity and its prospective business relationships, including, but not limited to, the following: the ultimate success of our recent pilot demonstration with a U.S. power company and our ability to turn that pilot into a business relationship going forward; our ability to finance, develop, and successfully operate EDC’s operations in the State of Washington; our ongoing discussions related to licensing our Ozonix® technology for certain fields of use in certain countries in Africa; and our ongoing efforts to execute a reverse merger on behalf of SOGS. In addition, our expectation that certain lenders will not exercise their default rights constitutes a forward-looking statement.

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2015. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

During the quarter ended March 31, 2016, the Company’s defaults under certain material senior securities consisted of the following:

The Company is in default under the terms of two convertible totaling $765,000, not including interest,  due to failure to make required payments of interest and/or principal when due. Of these notes, the Company believes that the holder of $545,000 of the debt and another $50,000 note held by a related holder will extend their notes to December 2017 with the conversion prices reduced to $0.045 per share.

In addition, due to the defaults under the notes described above, during the period covered by this report, the Company was also in default under the terms of the Amended, Restated and Consolidated Note in the current aggregate principal amount of $2,954,000 (see Note 5, above and Note 15, below) held by the Company’s principal lender. Although the Company was not in default of payment under the terms of this note, default under any of the Company’s other indebtedness also constitutes a default under this note.

We are highly confident that our principal lender will not exercise its default rights. In addition to written and verbal communication evidencing intent to work with the Company, the principal lender also voluntarily advanced an additional $50,000 on May 20, 2016. We also believe other lenders will also refrain from collection since the principal lender has a security interest covering most of our assets.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

See the Exhibit Index.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOSPHERE TECHNOLOGIES, INC.

May 23, 2016	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

May 23, 2016	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	Form of Securities Purchase Agreement dated as of January 6, 2016	8-K	1/12/16	10.1
10.2	Form of Convertible Promissory Note dated as of January 6, 2016	8-K	1/12/16	10.2
10.3	Form of Warrant dated as of January 6, 2016	8-K	1/12/16	10.3
10.4	Form of Amended, Restated and Consolidated Convertible Promissory Note dated as of February 29, 2016	8-K	3/8/16	10.1
10.5	Form of Security Agreement dated as of February 29, 2016	8-K	3/8/16	10.2
10.6	Amended and Restated Convertible Promissory Note dated as of May 4, 2016	8-K	5/9/16	10.1
10.7	Amended and Restated Security Agreement dated as of May 4, 2016	8-K	5/9/16	10.2
10.8	Warrant dated as of May 4, 2016	8-K	5/9/16	10.3
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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