Form 10-Q
period 2016-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2016-08-22
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at August 18, 2016
Common Stock, $0.01 par value per share	173,713,046 shares

SIGNATURES	39

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash	$992,900	$94
Restricted cash	10,000	—
Accounts receivable, net	38,767	50,806
Inventory, net	950,358	799,323
Prepaid expenses and other current assets	45,653	21,295
Total current assets	2,037,678	871,518
Property and equipment, net	591,729	846,974
Slow moving inventory, net	205,330	215,786
Patents, net	179,388	179,610
Deposits	23,537	21,340
Total assets	$3,037,662	$2,135,228

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Deficit
Current liabilities
Accounts payable	$1,435,755	$1,323,127
Bank overdraft	—	37,319
Accrued liabilities	2,239,719	1,632,310
Customer deposits	1,498,400	1,301,400
Current portion of deferred revenue	25,000	25,000
Convertible notes payable, net of discounts	751,630	5,662,900
Current portion of notes payable, net of discounts	218,816	70,429
Related party notes payable	97,733	54,000
Current portion of financing obligations	45,308	70,337
Current portion of capital lease obligation	15,520	16,762
Fair value of liability of derivative instruments	560,091	—
Total current liabilities	6,887,972	10,193,584
Deferred revenue, net of current portion	438,542	451,042
Convertible notes payable, net of discounts	5,914,414	—
Notes payable, net of current portion	923,333	81,720
Financing obligations, net of current portion	24,138	29,111
Capital lease obligation, net of current portion	7,989	13,852
Total liabilities	14,196,388	10,769,309

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2016 and December 31, 2015; $25,000 per share redemption amount plus dividends in arrears	1,259,744	1,248,494
Series B - 484 shares authorized; 241 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively; $2,500 per share redemption amount plus dividends in arrears	2,667,663	2,637,537
Total redeemable convertible cumulative preferred stock	3,927,407	3,886,031

Commitments and contingencies (Note 11)

Deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 167,650,791 and 165,168,894 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,676,507	1,651,689
Common stock issuable, $0.01 par value; 1,111,111 and 500,000 issuable at June 30, 2016 and December 31, 2015, respectively	11,111	5,000
Additional paid-in capital	121,448,890	118,522,429
Accumulated deficit	(137,424,623)	(132,397,790)
Total Ecosphere Technologies, Inc. stockholders' deficit	(14,288,115)	(12,218,672)
Noncontrolling interest in consolidated subsidiaries	(798,018)	(301,440)
Total deficit	(15,086,133)	(12,520,112)
Total liabilities, redeemable convertible cumulative preferred stock and deficit	$3,037,662	$2,135,228

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Equipment sales and licensing	$6,250	$6,250	$12,500	$11,458
Field services	33,854	—	33,854	—
Aftermarket part and product sales	6,345	—	7,075	—
Aftermarket part sales, related party	—	—	—	8,506
Total revenues	46,449	6,250	53,429	19,964

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	12,953	18,772	12,953	18,772
Field services costs (exclusive of depreciation shown below)	27,307	—	27,307	—
Aftermarket part and product costs (exclusive of depreciation shown below)	3,089	—	3,579	9,528
Selling, general and administrative	1,244,350	855,655	2,803,617	2,184,619
Depreciation and amortization	68,568	93,102	150,039	186,098
Bad debt	—	—	3,643	—
Total costs and expenses	1,356,267	967,529	3,001,138	2,399,017

Loss from operations	(1,309,818)	(961,279)	(2,947,709)	(2,379,053)

Loss on investment in unconsolidated investee	—	(202,155)	—	(490,883)

Other income (expense)
Interest expense	(257,007)	(1,146,116)	(466,009)	(2,062,619)
Loss on debt extinguishment	(1,886,425)	—	(2,006,735)	(180,687)
Change in fair value of derivative instruments	(16,508)	—	(16,508)	—
Loss on abandonment of lease	(87,994)	—	(87,994)	—
Other, net	286	221	1,544	1,132
Total other expense, net	(2,247,648)	(1,145,895)	(2,575,702)	(2,242,174)

Net loss	(3,557,466)	(2,309,329)	(5,523,411)	(5,112,110)

Preferred stock dividends	(20,688)	(20,688)	(41,376)	(41,376)

Net loss applicable to common stock before allocation to non controlling interest	(3,578,154)	(2,330,017)	(5,564,787)	(5,153,486)

Less: net loss applicable to non-controlling interest in consolidated subsidiaries	303,198	1,423	496,578	2,942

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,274,956)	$(2,328,594)	$(5,068,209)	$(5,150,544)

Net loss per common share applicable to common stock
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.03)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding
Basic	166,469,049	165,168,894	166,205,140	165,050,536
Diluted	166,469,049	165,168,894	166,205,140	165,050,536

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(5,068,209)	$(5,150,544)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	41,376	41,376
Depreciation and amortization	150,039	186,098
Non-controlling interest in loss of consolidated subsidiary	(496,578)	(2,942)
Amortization of discount on notes payable	63,001	1,724,251
Stock-based compensation expense	972,200	274,955
Loss from change in fair value of warrant derivative liability	16,508	—
Loss on investment in unconsolidated investee	—	490,883
Warrants granted for services	43,306	—
Modification of warrants and options	—	36,115
Shares issued for note extension	—	47,826
Loss on debt extinguishment	2,006,735	180,687
Loss on abandonment of lease	87,994	—
Bad debt expense	3,643	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,396	7,469
(Increase) decrease in prepaid expenses and other current assets	(27,648)	23,665
Increase in inventory	(140,579)	(632,910)
Increase in accounts payable	129,251	521,344
Increase (decrease) in accrued liabilities	613,659	237,905
Increase in customer deposits	197,000	441,051
Increase in deposits	(2,197)	—
(Decrease) increase in deferred revenue	(12,500)	488,542
Net cash used in operating activities	(1,414,603)	(1,084,229)
Investing Activities:
Purchase of property and equipment	(40,373)	(2,396)
Transfer from restricted cash	(10,000)	—
Cash receipts from sale of fixed assets	50,000	—
Payment of patent costs	(5,525)	(1,865)
Net cash used in investing activities	(5,898)	(4,261)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	1,454,000	1,100,000
Proceeds from issuance of related party note payable	47,733	50,000
Proceeds from note payable	990,000	—
Bank overdraft	(37,319)	1,629
Repayments of related party notes payable	(4,000)	—
Repayments of notes payable and insurance financing	—	(54,797)
Repayments of capital lease obligation	(7,105)	(7,969)
Repayments of vehicle and equipment financing	(30,002)	(31,812)
Net cash provided by financing activities	2,413,307	1,057,051
Net increase (decrease) in cash	992,806	(31,439)
Cash at beginning of period	94	31,800
Cash at end of period	$992,900	$361

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$9,263	$58,796
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Accrued preferred stock dividends	$41,376	$41,376
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$378,476	$1,119,188
Conversion of convertible debt	$169,620	$—
Insurance premium finance contract recorded as a prepaid asset	$24,469	$99,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

1.

DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented and proprietary solutions for the global water, agriculture, energy and industrial markets. The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies: technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are for sale and/or available for exclusive licensing opportunities across a wide range of industries and applications throughout the world.

In recent years, the Company’s patented technologies have been used to deploy more than 60+ mobile water treatment systems around the United States and throughout the world, to treat and recycle more than 6+ billion gallons of water and generate more than $70 million in equipment sales, field service and technology licensing revenue. As a result, the Company has received numerous awards and accolades including but not limited to 2010/2011/2012 Top 50 Water Companies Award by the Artemis Project, the 2012 North American Product Leadership Award by Frost & Sullivan, 2013 Energy Innovation Pioneer Award by IHS Ceraweek, 2013 New Energy Pioneer by Bloomberg New Energy Finance, 2013 American Technology Award by TechAmerica Foundation, 2013 World Technology Awards Finalist, 2013 Water Management Company of the Year by the Oil & Gas Awards, 2013 Rising Star at the Governor’s Innovators in Business Awards by Enterprise Florida and the 2014 Best of What’s New Award in the Green Category from POPULAR SCIENCE.

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Parent Company, Ecosphere Technologies, as well as minority, majority and wholly-owned subsidiaries that include Fidelity National Environmental Solutions, LLC. (“FNES”), Sea of Green Systems, Inc. (“SOGS”), Ecosphere Mining, LLC and Ecosphere Development Company, LLC. (“EDC”)

Basis of Presentation

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

Going Concern

Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $5,523,411 for the six months ended June 30, 2016, and cash used in operating activities of $1,414,603 and $1,084,229 for the six months ended June 30, 2016 and 2015, respectively.  At June 30, 2016, the Company had a working capital deficiency and accumulated deficit of $4,850,294 and $137,424,623, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $2,404,000 from its principal lender convertible at $0.115 per share and due in December 2017. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company (See Note 5). Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.

Due to the rapid decline in the oil and gas industry, in 2014 Ecosphere’s management began to start diversifying its Ozonix® technology into other water treatment industries and applications, resulting in increased customer adoption in the United States, Canada, Brazil and most recently Malaysia.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

More recently, Ecosphere’s management, engineering and manufacturing teams have used their collective knowledge over the past 20 years to develop a comprehensive product portfolio for the fast growing, global Precision-Agriculture market that uses software, sensors and data driven analytics that can be accessed through the Internet by computers and smartphones to improve plant quality and increase crop yields.

Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal I-502 cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, Ecosphere Development Company, LLC (“EDC”), of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed I-502 growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate Ecosphere’s automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities.

Ecosphere has spent the past two years locating and acquiring the I-502 zoned property as well as designing and engineering the equipment and facilities it plans to build and lease in Washington State. This new business segment will require infrastructure and equipment financing of up to $4 million ($1 million per phase) to develop the entire 6 acres, which EDC will build-out in phases for each licensed grower that agrees to its long-term leases. In June 2016, Ecosphere and EDC closed its first $1 million round of financing for Phase 1 of the Cannatech Agriculture Center in Washington State and has begun constructing its first turn-key growing facility.  EDC expects to complete construction in late October 2016 and assuming the first tenant receives its license from the Washington State Liquor Control Board, it could receive rental payments commencing as early as March 2017. Upon full completion of all four Phases, management expects that the 6-acre facility will generate approximately $1 million per month through a combination of land, equipment, technology and consulting leases from its I-502 tenants for a period of 30 years, which is the term of the land lease. SOGS will receive 10% of revenues earned by EDC in connection with the rental income received from its tenants. Additionally, SOGS will sell to EDC all plant nutrients for EDC to in turn sell to its tenants. However, no assurance can be given on the outcome of this project and/or other future opportunities.

The Company and SOGS have received signed purchase orders to build approximately $0.6 million of indoor growing systems from a customer that will use them in conjunction with EDC’s leased properties in Washington State. The Company is also currently manufacturing a $1.3 million equipment order for a Nevada customer that has been waiting to receive its operational permit, in order to complete its growing facility in North Las Vegas. The Company anticipates completing and delivering all of approximate $1.8 million of equipment orders in the quarter ending September 30, 2016.

Ecosphere and SOGS have engineered, manufactured and delivered a proprietary nutrient and fertilizer mixing system using Ecosphere’s ultrasonic and hydrodynamic cavitation technologies to reduce nutrient and fertilizer particle sizes and increase plant growth efficiencies that will be marketed under the Cavisonix® name through SOGS. Ecosphere and SOGS have entered into an exclusive licensing agreement with its nutrient and fertilizer supplier to sell SOGS proprietary line of nutrients and fertilizers to the marijuana industry as well as the global agricultural markets. In exchange for these rights, SOGS is to receive a per gallon royalty fee on all nutrients and fertilizers sold to customers in the global agricultural markets. These potential customers include but are not limited to vegetable and fruit crops, turf-grass industries, vineyards, wineries, grapes, nightshades, potatoes, onions, corn, blueberries and all crops that use liquid based fertilizers.

Ecosphere continues to actively market exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Due to this expanded diversification strategy in addition to ongoing sales and licensing efforts of its patented technologies and products along with additional financing received, management believes it will have liquidity for the next 12 months and has identified the following liquidity sources that it expects to realize.

In addition to a highly successful Toxic Algae demonstration for local, county and state officials this summer, Ecosphere also recently completed a successful demonstration for a large-scale utility and as a result has submitted proposals that the Company expects could lead to long-term service contracts that could also provide immediate liquidity from ongoing monthly service work. However, no assurances can be given on the outcome of these projects.

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

JUNE 30, 2016

(Unaudited)

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

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has approximately $1.1 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its majority and wholly-owned subsidiaries (Sea of Green Systems, Inc., Ecosphere Mining, LLC and Ecosphere Development Company, LLC). All other subsidiaries at that date are inactive. The Company accounted for its 30.6% investment in FNES under the equity method (See Note 14) through September 30, 2015. All intercompany account balances and transactions have been eliminated.

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

The Company’s interest in SOGS may be further diluted by the following (excludes pledged shares held by ETI):

	June 30, 2016	December 31, 2015
Convertible debt (1)	3,168,281	923,913
Options and warrants to purchase common stock	1,450,000	1,450,000
Total Anti-Dilutive Potential Common Stock	4,618,281	2,373,913

———————

(1)

Assumes conversion into SOGS stock

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of derivative instruments, valuation of equity based instruments issued for other than cash, valuation of derivatives, valuation of remaining interest in FNES equity method investment and the valuation allowance on deferred tax assets.

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2016.

Restricted Cash

Restricted cash as of June 30, 2016, represents $10,000 held pursuant to certain restrictions related to the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. At December 31, 2015, the Company recorded an allowance of $285,170 or 100% of the balance in connection with related party accounts receivable and at March 31, 2016, the Company recorded an additional allowance for doubtful accounts of $3,643 in connection with two of the Company’s customers that have had uncollectable balances for 3 months or more. No additional allowances were recorded for the three months ended June 30, 2016.

Inventory

Inventory is comprised of raw materials to manufacture Ozonix® and Ecos GrowCube™ equipment, one prototype Ecos PowerCube® being held at the corporate offices in Stuart, FL and one self-contained, outdoor Ecos GrowCube™ that is being used in Washington State for demonstration purposes. Both the Ecos PowerCube® and Ecos GrowCube™ have been completed for future sale and demonstration purposes where no binding sales contract exists. In addition, the Company has work-in-process representing indoor Ecos GrowCube™ units being manufactured for various equipment orders received in 2015 and 2016 from SOGS. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 5 for security interest in inventory.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at June 30, 2016 and December 31, 2015 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $5,747 for the six months ended June 30, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

Field Services

Revenue from water treatment contracts is earned based upon either, the volume of water processed plus additional period based contractual charges or a flat service fee and is recognized in the period the service is provided. Payments received in advance of the performance of services or of the delivery of goods are deferred as liabilities until the services are performed or the goods are delivered.

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

JUNE 30, 2016

(Unaudited)

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2016, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the six months ended June 30, 2016 and 2015, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

Ecosphere Technologies, Inc.

	For the Six Months Ended
	June 30,
	2016	2015
Convertible debt	72,749,746	46,702,899
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	117,116,716	109,589,420
Total Anti-Dilutive Potential Common Stock	190,228,959	156,654,816

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

Additional Financial Accounting Standards Board, Accounting Standard Updates which are not disclosed herein or are updates not effective until after June 30, 2016, are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

3.

INVENTORY

Inventory consists of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Raw materials	$79,835	$79,335
Work in process	620,523	469,988
Finished goods	250,000	250,000
	$950,358	$799,323

At June 30, 2016, the Company had one Ecos GrowCube™ in finished goods. The Ecos GrowCube™ unit is now in Washington State for a demonstration showcase. The Company is currently manufacturing equipment orders received in 2015 and 2016 from two customers for fifteen turn-key, hydroponic growing systems being manufactured by Ecosphere for SOGS currently represented in work-in-process. See Note 6.

At December 31, 2015, the Company increased the slow moving raw materials inventory by $215,786 for all items that have not moved in or out of the Company’s inventory in over one year. Additionally, the Company wrote down the value of its finished good, the Ecos PowerCube®, and included in slow moving inventory. The Company also set up a reserve of $71,401 against the slow moving inventory. The slow moving inventory balance was $205,330 as of June 30, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2016, and December 31, 2015:

	Estimated Useful	June 30,	December 31,
	Lives in Years	2016	2015
Machinery and equipment	5	$1,895,976	$1,905,603
Furniture and fixtures	5 to 7	303,026	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	415,281	526,659
Office equipment	5	616,861	620,858
		3,373,285	3,554,235
Less total accumulated depreciation		(2,781,556)	(2,707,261)
Property and equipment, net		$591,729	$846,974

The Company sold a mining related piece of equipment for $50,000 during the six months ended June 30, 2016, the Company had previously recorded an impairment on this asset at December 31, 2015 of approximately $0.2 million. Depreciation expense amounted to approximately $60,000 and $150,000 for the three and six months ended June 30, 2016, respectively.

In June 2016, the Company entered into a settlement and mutual release agreement for its Park City, UT offices. In the agreement, the Company transferred all of its rights, title and interest in and to all personal property on the premises owned by the Company and was released from the lease. The Company removed approximately $0.2 million of leasehold improvements, office equipment and furniture and fixtures and approximately $70,000 of accumulated depreciation in connection with the settlement. The Company recorded a loss on abandonment of lease of $87,994.

5.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at June 30, 2016, and December 31, 2015:

Convertible Notes Payable

June 30, 2016	December 31, 2015

In June 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,404,000. This note accrues interest at a rate of 10% per annum, with the exception of $350,000 of principal which has a fixed interest rate of $70,000. The note matures in December 2017 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing).In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 30,997,282 shares of common stock and 28,765,217 shares of preferred stock at an exercise price of $0.045 per share of these warrants issued, the term was extended and exercise price was reduced to $0.045 per share on all previously issued warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $665,694 which included discounts associated with the old debt and the reissuance of old warrants. The Company recorded a discount related to the new warrants of $378,476 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 80.30%, an expected term of five years, a risk-free discount rate of 1.39% and no dividends for new warrants granted in connection with the Q2 2016 loan additions of $900,000. As of June 30, 2016, the unamortized amount of the discount was $359,586 and accrued interest was $394,063. (1)(2)

3,044,414	2,183,035

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

June 30, 2016	December 31, 2015

In June 2016, the Company issued amended and restated convertible notes in the aggregate principal amount of $2,000,000. The notes accrue interest at a rate of 10% per annum, mature in December 2017 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the notes, the Company modified prior warrants issued to the investors and re-issued five-year warrants to purchase 18,333,331 shares of common stock (all of which were previously issued) the Company reduced the exercise price and extended the term of the warrants as consideration for the note extension. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $320,030. As of June 30, 2016, there was no unamortized amount of the discount and accrued interest was $460,000. (3)

2,000,000	2,000,000

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, mature in July 2016 and are convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. In May 2016, the holders agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price and warrant exercise prices to $0.045 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $543,583. As of June 30, 2016, there was no unamortized discount and accrued interest was $18,211.

300,000	—

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrues interest at an annual rate of 12.50%, matured in October 2015 and is convertible into parent company common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the parent company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the parent company. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. In April 2016, the holder extended the maturity date to July 2016 for no consideration. In June 2016, the holder elected to convert $69,620 of the convertible notes into 1,547,114 shares of common stock (see Note 8). The lender has agreed to extend the note until December 2017 in exchange for a reduction in the conversion rate to $0.045 per share. As of June 30, 2016, there was no unamortized discount and accrued interest was $8,899.

36,630	96,153

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

June 30, 2016	December 31, 2015

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). See Note 16 as holders of an aggregate principal amount of $180,000 have agreed to extend their maturity dates to December 2017. As of June 30, 2016, there was no unamortized discount and accrued interest was $60,361.

245,000	243,712

In December 2013, the Company issued convertible notes in the aggregate principal amount of $200,000. The notes accrue interest at an annual rate of 10%, and $200,000 matured in December 2015 and were convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. In 2014 and 2015, the Company reduced the note holders conversion rates and warrant exercise prices to $0.12 per share. In January 2016, the holders agreed to extend the convertible notes to December 2016.The Company charged $119,614 to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). In June 2016, one of the note holders of an aggregate principal amount of $25,000 agreed to extend the maturity date to December 2017 and was granted an additional five-year warrants to purchase 208,333 shares of common stock.   The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $17,994 which included discounts associated with the old and new warrants. See Note 16 as a holder of an aggregate principal amount of $100,000 has agreed to extend their maturity dates to December 2017. As of June 30, 2016, there was no unamortized discount and accrued interest was $50,347.

200,000	200,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

June 30, 2016	December 31, 2015

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, mature in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders may elect to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration until February 2016. In May 2016, the holders agreed to extend their maturity date until December 2016 and as consideration for the extension, the Company reduced the note conversion rate and warrant exercise prices to $0.045 per share.  The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $339,123. For the six months ended June 30, 2016, the holders elected to convert $100,000 of the convertible notes into 1,545,894 shares of the Company’s common stock (see Note 8). As of June 30, 2016, there was no unamortized discount and accrued interest was $94,658.

545,000	645,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

	June 30, 2016	December 31, 2015

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. See Note 16 as the holders have agreed to extend their maturity dates to December 2017.  As of June 30, 2016, there was no unamortized amount of the discounts and accrued interest was $162,964.

	295,000	295,000

Total	$6,666,044	$5,662,900
Less Current Portion, net of discounts	(751,630)	(5,662,900)
Convertible notes payable, long term, net of discounts	$5,914,414	$—

Amortization of debt discounts of $63,001 in the accompanying unaudited condensed consolidated statements of operation is included in interest expense for the six months ended June 30, 2016.

(1) As of June 30, 2016, and December 31, 2015, the Company had issued the following secured convertible notes to its principal lender, which were consolidated into an amended and restated note in June 2016. As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to the Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note.

(2) The holder (the Company’s principal lender) agreed to extend their notes until September 2016 in exchange for 10,440,000 shares of common stock in Sea of Green Systems, Inc. as noted above.

(3) The Notes are secured by a security interest equal to 10% of the Company’s initial share holding of common stock of Sea of Green Systems, Inc. In 2015, the holders of an aggregate principal amount of $2 million agreed to extend their notes until December 2016 in exchange for 10,822,800 shares of common stock in Sea of Green Systems, Inc. as noted above.

A summary of convertible notes payable and the related discounts as of June 30, 2016, and December 31, 2015 is as follows:

	June 30, 2016	December 31, 2015
Principal amount of convertible notes payable	$7,025,630	$5,735,000
Unamortized discount	(359,586)	(72,100)
Convertible notes payable	6,666,044	5,662,900
Less: current portion, net of discounts	(751,630)	(5,662,900)
Convertible notes payable, net of discount, less current portion	$5,914,414	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at June 30, 2016 and December 31, 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in notes payable and allocated between a current and long term liability in the accompanying unaudited condensed consolidated financial statements. Accrued interest at June 30, 2016 was $8,938.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016. This note is currently in default. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at June 30, 2016 was $3,694.

In June 2016, the Company and its wholly-owned subsidiary, Ecosphere Development Company, LLC (“EDC”), issued a senior secured promissory note in the aggregate principal amount of $1,000,000. The Company recorded a discount of $10,000 for legal fees that will be amortized over the 5 year term of the note. The note bears annual interest at the rate of 15% and matures 63 months after EDC’s initial tenant obtains both a certificate of occupancy and an approved I-502 cultivation license issued by the Washington State Liquor Control Board, but no later than April 15, 2022. The Note is secured by all of EDC’s personal property and by EDC’s interest in certain agreements entered into between EDC and its initial tenant pursuant to which EDC will lease the initial tenant property and equipment, provide consulting services, and license its technology. See Note 11.

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. In February and April 2016, this note was amended for the additional loans of $37,552 and $10,181, respectively. The total outstanding balance of the notes was $97,733 as of June 30, 2016. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at June 30, 2016 was $6,419.

The Company received unsecured advances from a related party of $4,000 as of December 31, 2015 all of which has been repaid in 2016.

Financing Obligations

	June 30, 2016	December 31, 2015
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%. The Company also has $38,152 of principal and interest in accounts payable in connection with this equipment note payable.	$3,387	$23,314

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%. The Company also has $1,046 of principal and interest in accounts payable in connection with this vehicle note payable.	33,851	38,368

Secured non-interest bearing, equipment notes payable in monthly installments of $3,000 over 15 months, maturing in January 2017. The Company also has $27,000 in accounts payable in connection with this equipment note payable.	18,000	36,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016. The Company has $534 in accounts payable in connection with this software note payable.	1,002	1,766

Financing for insurance premiums payable in nine monthly installments of $1,938 accruing interest at 8.23%. The final payment is due in January 2017.	13,206	-

Total	69,446	99,448
Less Current Portion	(45,308)	(70,337)
Financing obligations, long-term portion	$24,138	$29,111

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease. In November 2015, the Company signed a settlement agreement with the financing company agreeing to pay 24 payments of $1,397. The Company has $2,796 in accounts payable in connections with this capital lease.

Future minimum lease payments under this capital lease obligation as of June 30, 2016, by fiscal year, are as follows:

For the year ended December 31,	Payment
2016	$8,387
2017	16,775
Total	25,162
Less implied interest	(1,653)
Capital lease obligation	23,509
Less current potion	(15,520)
Long-term portion	$7,989

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of June 30, 2016:

For the year ended December 31,	Amount
2016	$887,722
2017	6,787,632
2018	252,079
2019	207,701
2020	200,000
2021	33,333
Total debt- face value	8,368,467
Less: unamortized discount	(369,586)
Net debt	$7,998,881

6.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	June 30, 2016	December 31, 2015
Customer A	$1,261,400	$1,261,400
Customer B	237,000	40,000
Total customer deposits	$1,498,400	$1,301,400

As of June 30, 2016, the Company had customer deposits of approximately $1.5 million in connection with Ecos GrowCube™ orders received in 2015 and 2016. The Company had work-in-process inventory related to these deposits of $620,523. In accordance with the manufacturing agreement, 80% of the selling price, or $1,198,720, was advanced by SOGS to Ecosphere, the related party manufacturer.

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20 year life of the licensing agreement. For the six months ended June 30, 2016, the Company recorded $12,500 as equipment sales and licensing revenue. The remaining $463,542 of the licensing fee is recorded as deferred revenue with $25,000 in current liabilities and $438,542 as a long term liability and will be amortized over the 20 year period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

7.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2016 and December 31, 2015 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,109,744 and $1,098,494 on June 30, 2016 and December 31, 2015, respectively.

Series B

At June 30, 2016 and December 31, 2015 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,065,143 and $2,035,017 on June 30, 2016 and December 31, 2015, respectively.

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

During 2015 and 2016, ETI sold 9,635,389 shares of SOGS common stock for cash at $0.0468 per share and issued 23,852,741(including the 2,589,941 shares issued below) of its own shares to third parties in order to extend ETI debt. In addition, in January 2016, ETI issued 3,500,000 of its own shares as a bonus to ETI employees and the Company valued its shares based on the contemporaneous cash sales price of $0.0468 per share resulting in expense of $161,644. At June 30, 2016, ETI owned 59.92% of SOGS.

In January 2016, the parent Company issued 2,589,941 of its own shares of SOGS common stock in consideration for convertible note extensions in the aggregate principal amount of $445,000 held by ETI as consideration for the extension of the convertible notes for an additional year. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $121,209 which was treated as a debt extinguishment. See Note 5.

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

Ecosphere Technologies, Inc.

Shares issued and issuable during the six months ended June 30, 2016 are summarized below.

Shares outstanding and issuable at December 31, 2015	165,668,894
Shares issued and issuable for conversion of convertible debt (a)	3,093,008
Total common shares outstanding at June 30, 2016	168,761,902

———————

(a)

issued for the conversion of the aggregate principal amount of $169,620 at rates of $0.115 and $0.045 per share. The Company had 1,111,111 of issuable shares at June 30, 2016 in connection with the conversions. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

9.

STOCK OPTIONS AND WARRANTS

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

In February 2016, SOGS granted ten-year options to purchase 17,500,000 shares to two of the Company’s executive officers at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the BSM value of these options as the certain milestones have not been met as of the date of this Report.

In April 2016, the Company’s CEO was awarded 6,300,000 ten-year stock appreciation rights (“SARs”), exercisable at $0.115 per share with one-third vesting upon his acceptance of the grant and the balance vesting in equal increments on December 31, 2016 and December 31, 2017, subject to continued employment as of each applicable vesting date.  The option value is $114,770 and will be recognized over the vesting term. In May 2016, the exercise price of the SARs were reduced to $0.045 per share and the Company will record an additional expense for the incremental increase in value of $22,659 over the remaining term in connection with this exercise price reduction.  The SARs are settleable in cash or common stock of Ecosphere or any subsidiary. If the SARs are settled in shares of SOGS, the exercise price shall be fixed at $0.046 per share.

In May 2016, the Company reduced the exercise price of 10,916,684 stock options from prices ranging between $0.42 and $0.17 per share to $0.045 per share. The incremental increase in value of these options is $197,111. As of June 30, 2016, the Company has expensed $144,094 of the total value and the remaining portion will be expensed over the remaining vesting terms.

Stock-based compensation expense related to options for the six months ended June 30, 2016 was $519,633. At June 30, 2016, total unrecognized compensation cost related to unvested options granted under the Company’s and SOGS option plans totaled $103,672. This unrecognized compensation cost is expected to be recognized over the next 30 months.

Warrant Grants

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

In June 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,404,000 to the Company’s principal lender. The note matures in December 2017 and is convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the note and related to the Q2 2016 loan additions of $0.9 million, the Company issued to the investor five-year warrants to purchase 15,652,174 shares of common stock at an exercise price of $0.045 per share. The exercise price on all of the lenders previously issued warrants was reduced to $0.045 per share and the warrant terms were extended. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

In June 2016, the Company granted five-year warrants to purchase 1,000,000 shares of common stock for services rendered by a consultant at an exercise price of $0.045 per share. The fair value of the warrants amounted to $43,306, calculated using the BSM method and was expensed at the time of the grant.

In June 2016, the Company granted five-year warrants to purchase 208,333 shares of common stock in connection with the extension of an aggregate principal amount of $25,000 at an exercise price of $0.045 per share. The fair value of the warrants amounted to $17,994, calculated using the BSM method and was expensed at the time of the grant. See Note 6.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the six months ended June 30, 2016:

Risk-free interest rate	0.47% to 1.47%
Expected option life in years	0.61 to 6.5 years
Expected stock price volatility	73.17% to 218.59%
Expected dividend yield	None

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

In February 2016, SOGS granted ten-year options to purchase 17,500,000 shares to two of SOGS executive officers (including the Company’s CEO) at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the value of the options since certain milestones have not been met as of June 30, 2016.

Related Party Employment Agreement and Stock Appreciation Rights

In April 2016, Mr. McGuire, the Company’s CEO, signed a three-year Employment Agreement (the “2016 Employment Agreement”) and an Amended and Restated Royalty Agreement (the “Royalty Agreement”), each effective January 1, 2016. Under the 2016 Employment Agreement, Mr. McGuire is entitled to receive a base salary of $450,000 per year, which is identical to the 2013 Employment Agreement. Because of the liquidity issues, Mr. McGuire often has not regularly received installments of his salary. He was also granted 6,300,000 ten-year stock appreciation rights (“SARs”), exercisable at $0.115 per share with one-third vesting upon his acceptance of the grant and the balance vesting in equal increments on December 31, 2016 and December 31, 2017, subject to continued employment as of each applicable vesting date.  The option value is $114,770 and will be recognized over the vesting term. In May 2016, the exercise price of the SARs were reduced to $0.045 per share and the Company will record an additional expense for the incremental increase in value of $22,659 over the remaining term in connection with this exercise price reduction.  The SARs are settleable in cash or common stock of Ecosphere or any subsidiary. If the SARs are settled in shares of SOGS, the exercise price shall be fixed at $0.046 per share.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Related Party Stock Option Repricing

In May 2016, the Company reduced the exercise price of 10,916,684 stock options from prices ranging between $0.42 and $0.17 per share to $0.045 per share. The incremental increase in value of these options is $197,111. As of June 30, 2016, the Company has expensed $144,094 of the total value and the remaining portion will be expensed over the remaining vesting terms.

Related Party Note Payable

In February 2016, the Company amended a previously issued promissory note to an employee of the Company for an additional loan made by the employee of $37,552 increasing the aggregate principal amount to $87,552. The employee made an additional loan of $10,181 in April 2016. The note accrues interest at an annual rate of 10% and matured in July 2016. The Company is in discussions to consolidate and extend the term of this note as of the date of this Report.

Related Party Service and Manufacturing Fees

The Company is accruing a monthly management fee payable by SOGS of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture for SOGS all Ecos GrowCube™ related growing technologies and products at 80% of the selling prices, subject to the Company’s approval. The monthly management fees of $25,000 and the manufacturing fee of 80% of the selling price received by the manufacturer, or Ecosphere, are eliminated in consolidation.

Related Party Contracts

In June 2016, the Company and EDC entered into various non-binding agreements with an employee and family member of the CEO to lease one of its turn-key growing facilities in Washington State, subject to successful completion of Washington State requirements.

11.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the six months ended June 30, 2016 the Company recognized rent expense amount of $100,464 for all four buildings in Stuart, FL. As of June 30, 2016, the Company had $26,427 in past due rent payments.

In September 2013, the Company entered into a five year lease agreement for an office located in Park City, UT to begin developing the mining application. The commencement date for this operating lease was January 1, 2014 with the lease expiring on the day immediately prior to the fifth anniversary of the commencement date, December 31, 2018. In June 2016, the Company entered into a settlement and mutual release agreement with the landlord for the Park City, UT office. According to the terms of the agreement, the Company paid $10,000 and transferred all of its rights, title and interest in and to all personal property on the premises owned by the Company and was released from the lease. The Company recorded a loss on abandonment of lease of $87,994.

In March 2016, the Company entered into a lease agreement for a 6-acre property in Washington state. The term of this lease will commence in May 2016 and will terminate on a date five years from the commencement date. The Company will have the option to renew the lease for five additional five-year terms. The Company was required to make a security deposit in the amount of $74,175 by May 2016, but the Company received a 120-day extension from the landlord. The aggregate monthly rent will be phased in over one year. From May 2016 through August 2016 the aggregate monthly rent is $5,445, from September 2016 through December 2016 the aggregate monthly rent is $13,068, from January 2017 through April 2017 the aggregate monthly rent is $16,335 and from May 2017 going forward the aggregate monthly rent is $27,225.

In May 2016, the Company entered into a new three-year lease agreement for additional space for its machine shop at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,200.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of June 30, 2016, the Company had an accrued balance of $70,833 which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company is in default, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of June 30, 2016 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

In February 2016, a vendor of the Company filed a lawsuit alleging non-payment with respect to materials provided on credit throughout 2015. The Company and vendor reached a settlement in July 2016 with Ecosphere making three monthly payments with the last payment due in September 2016.

Other Commitments

In June 2016, the Company and EDC issued a senior secured promissory note in the amount of $1.0 million to a lender. In addition, EDC entered into a long-term Business Consulting Agreement with the lender under the note agreement pursuant to which the lender will provide EDC with advice and services with respect to EDC’s business and financial management and long-range planning. In exchange for the consulting services, EDC will pay the Lender $8,333 monthly plus 15% of EDC’s monthly revenues received under agreements with EDC’s initial tenant.

In June 2016, the Company and its subsidiaries entered into a sales representative and business development agreement with a DWC Equipment Sales, LLC (“DWC”). DWC is to receive a finder’s fee related to a license agreement with the Company’s nutrient manufacturer equal to 10% of the gross revenues received by SOGS. Also, during the term of the agreement, the Company agrees to pay DWC 3% of the gross revenues received by the Company from licensing and/or transferring of intellectual property rights of the Ozonix® water treatment technology as a result of any and all direct or indirect introductions made by DWC. In addition, the Company agrees to pay DWC 10% of adjusted gross collected revenues from Ozonix® water treatment equipment sales and/or contract services as a result of any and all direct or indirect introductions made by DWC. Lastly, the Company agrees to pay DWC a monthly performance based consulting fee of 3% of rental income received from Phase 1 for years 1 thru 5 and 2% of rental income received from Phase 1 for years 6 through 30 of EDC’s Washington CannaTech Agriculture Center. As of June 30, 2016, the Company has not accrued or paid any commissions related to the above services.

In June 2016, the Company entered into a royalty agreement with the Company’s principal lender. During the 30 year term of the agreement, the Company shall pay the lender an amount equal to 5% of the gross revenue received on a cash basis from the Company’s first facility at the CannaTech Agriculture Center which becomes operational. As of June 30, 2016, the Company has not accrued or paid any royalties related to this agreement.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company has a Second Amended and Restated Royalty Agreement effective January 1, 2016, with its president and founder where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2016) and sales of Ecosphere’s equity securities. In May 2016, the Company entered in a letter agreement with Mr. McGuire where the Company agrees to pay the inventor a 10% royalty on any gross revenues received by EDC. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. As of June 30, 2016, the Company has accrued $16,741 of royalties earned in 2016.

In July 2015, Sea of Green Systems, Inc. entered into a non-exclusive sales representative agreement with DWC. DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. At June 30, 2016, the Company has paid DWC $121,026 and accrued $6,854 related to the SOGS equipment order.

12.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2016, accounts receivable of $38,767 was comprised of two customer balances amounting to 87% and 13% of the total receivable balance. In addition, 63% of the total revenue balance is related to field services revenue for a pilot completed in May and 23% of the total revenue balance is related to deferred revenue from a licensing fee that was received in 2015.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company had not experienced any losses in such accounts through June 30, 2016. As of June 30, 2016, the Company had approximately $0.7 million in cash balances held in a corporate checking account that were not insured. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

For the six months ended June 30, 2016, the Company was dependent on its principal lender as approximately 54% of our funding came from this one source.

13.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

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

Balance, December 31, 2015	$(29,565)
Noncontrolling interest in loss	(17,040)
Balance, June 30, 2016	$(46,605)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the parent company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At June 30, 2016, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations.

Balance, December 31, 2015	$(271,875)
Noncontrolling interest in loss	(479,538)
Balance, June 30, 2016	$(751,413)

14.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The results for the three and six months ended June 30, 2015 is as follows:

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$586,549	$950,204
Cost of sales	523,708	871,810
Gross profit	62,841	78,394
Operating expenses	929,271	1,847,656
Operating loss	(866,430)	(1,769,262)
Interest expense	(46,382)	(87,342)
Gain on sale of fixed assets	250,000	250,000
Other income	2,008	2,008
Net loss	$(660,804)	$(1,604,596)
Ownership interest (rounded)	31%	31%
Share of net loss	$(202,155)	$(490,883)
Investment	$12,177,415	$12,177,415

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

15.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants and embedded conversion options are recorded at their fair value. The Company has 3,000,000 warrants with repricing options and $300,000 of convertible debt qualifying for derivative accounting outstanding at June 30, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Monte Carlo simulations. The closing price of the Company’s common stock at June 30, 2016 was $0.076. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2016, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	June 30, 2016	Embedded Conversion Option	June 30, 2016
Risk-free interest rate	1.10%	Risk-free interest rate	1.10%
Expected term in years	4.97 to 5 years	Expected term in years	1.46 to 1.50 years
Expected stock price volatility	80.93%	Expected stock price volatility	110.74%
Expected dividend yield	None	Expected dividend yield	None

During the three month period ended June 30, 2016, based upon the estimated fair value, the Company increased its liability for the derivative instruments by $16,508 which was recorded as "Change in fair value of derivative instruments" in the other expense section of the Company's unaudited condensed consolidated statement of operations.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments. The fair value liabilities for price adjustable derivative instruments have been recorded as determined utilizing the Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)		(Level 3)

Fair value of liability for embedded conversion option liability	$383,171	$—	$—	$383,171
Fair value of liability for warrant derivative instruments	$176,920	$—	$—	$176,920
Total	$560,091	$—	$—	$560,091

The following is a roll forward for the six months ended June 30, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments

Balance at December 31, 2015	$—
Fair value of new warrants and embedded conversion options	543,583
Change in fair value included in statement of operations	16,508
Balance at June 30, 2016	$560,091

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(Unaudited)

16.

SUBSEQUENT EVENTS

Convertible Note Extension and Warrant Grants

Convertible note holders of an aggregate principal amount of $575,000 have agreed to extend their maturity dates to December 2017. In connection with the extension, the holders will be granted five-year warrants to purchase 4,791,667 shares of common stock at an exercise price of $0.045 per share. The Company’s awaiting responses from convertible note holders of an aggregate principal amount of $140,000 on if they agree to the extension terms.

A convertible note holder of an aggregate principal amount of $36,360 has agreed to extend the maturity date of the convertible note to December 2017. In connection with the extension, the Company reduced the conversion rate to $0.045 per share.

Convertible Note Conversions

In July 2016, convertible note holders converted $222,802 of convertible notes into 4,951,144 shares of the Company’s common stock.

Land Lease

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. The term of this lease will commence in August 2016 and will terminate on a date five years from the commencement date. The Company will have the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The aggregate monthly rent will be phased in over four months. From August 2016 through October 2016 the aggregate monthly rent is $1,425, and from December 2016 going forward the aggregate monthly rent is $8,549. In addition to this land lease agreement, the Company made a deposit of $7,500 in August 2016 for the option to lease additional land at this same property in Washington state and has 180 days to execute the lease.

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

Company Overview

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops patented and proprietary solutions for the global water, agriculture, energy and industrial markets. The Company helps customers increase production, reduce costs and protect the environment through a portfolio of more than 35 patented and patent-pending technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are for sale and/or available for exclusive licensing opportunities across a wide range of industries and applications throughout the world.

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Parent Company, Ecosphere Technologies, as well as minority, majority and wholly-owned subsidiaries that include Fidelity National Environmental Solutions, LLC. (“FNES”), Sea of Green Systems, Inc. (“SOGS”), Ecosphere Mining, LLC and Ecosphere Development Company, LLC. (“EDC”)

Recent Developments and Success

In 2014, Ecosphere’s management, engineering and manufacturing teams have used their collective knowledge over the past 20 years to develop a comprehensive product portfolio for the fast growing, global Precision-Agriculture market that uses software, sensors and data driven analytics that can be accessed through the Internet by computers and smartphones to improve plant quality and increase crop yields.

Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal I-502 cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, Ecosphere Development Company, LLC (“EDC”), of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed I-502 growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate Ecosphere’s automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities.

Ecosphere has spent the past two years locating and acquiring the I-502 zoned property as well as designing and engineering the equipment and facilities it plans to build and lease in Washington State. This new business segment will require infrastructure and equipment financing of up to $4 million ($1 million per phase) to develop the entire 6 acres, which EDC will build-out in phases for each licensed grower that agrees to its long-term leases. In June 2016, Ecosphere and EDC closed its first $1 million round of financing for Phase 1 of the Cannatech Agriculture Center in Washington State and has begun constructing its first turn-key growing facility.  EDC expects to complete construction in late October 2016 and assuming the first tenant receives its license from the Washington State Liquor Control Board, it could receive rental payments commencing as early as March 2017. Upon full completion of all four Phases, management expects that the 6-acre facility will generate approximately $1 million per month through a combination of land, equipment, technology and consulting leases from its I-502 tenants for a period of 30 years, which is the term of the land lease. SOGS will receive 10% of revenues earned by EDC in connection with the rental income received from its tenants. Additionally, SOGS will sell to EDC all plant nutrients for EDC to in turn sell to its tenants. However, no assurance can be given on the outcome of this project and/or other future opportunities.

The Company and SOGS have received signed purchase orders to build approximately $0.6 million of indoor growing systems from a customer that will use them in conjunction with EDC’s leased properties in Washington State. The Company is also currently manufacturing a $1.3 million equipment order for a Nevada customer that has been waiting to receive its operational permit, in order to complete its growing facility in North Las Vegas. The Company anticipates completing and delivering all of approximate $1.8 million of equipment orders in the quarter ending September 30, 2016.

In Q2 2016, the Company was able to successfully extend $5.4 million of its convertible debt to December 2017 in exchange for the reduction of the warrant exercise price to $0.045 per share on previously issued warrants associated with the debt. In addition, the Company was able to extend $0.9 million of its convertible debt to December 2017 in exchange for the reduction of the conversion price and warrant exercise price to $0.045 per share on previously issued convertible debt and warrants.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended June 30, 2016 with the Three Months Ended June 30, 2015

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2016	2015	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$6,250	$—
Field services	33,854	—	33,854
Aftermarket part and product sales	6,345	—	6,345
Total revenues	46,449	6,250	40,199
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	12,953	18,772	(5,819)
Field services costs (exclusive of depreciation shown below)	27,307	—	27,307
Aftermarket part and product costs (exclusive of depreciation shown below)	3,089	—	3,089
Salaries and employee benefits	774,727	474,607	300,120
Administrative and selling	151,921	175,192	(23,271)
Professional fees	236,825	188,564	48,261
Depreciation and amortization	68,568	93,102	(24,534)
Research and development	80,877	17,292	63,585
Total costs and expenses	1,356,267	967,529	388,738
Loss from operations	(1,309,818)	(961,279)	(348,539)
Loss on investment in unconsolidated investee	—	(202,155)	202,155
Other income (expense)
Interest expense	(257,007)	(1,146,116)	889,109
Change in fair value of derivative instruments	(16,508)	—	(16,508)
Loss on abandonment of lease	(87,994)	—	(87,994)
Loss on debt extinguishment	(1,886,425)	—	(1,886,425)
Other, net	286	221	65
Total other expense, net	(2,247,648)	(1,145,895)	(1,101,755)
Net loss	(3,557,466)	(2,309,329)	(1,248,137)
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(3,578,154)	(2,330,017)	(1,248,137)
Net loss applicable to noncontrolling interest of consolidated subsidiaries	303,198	1,423	301,775
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(3,274,956)	$(2,328,594)	$(946,362)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $3.2 million during the three months ended June 30, 2016 (the "2016 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $2.3 million for the three months ended June 30, 2015 (the "2015 Quarter"). The drivers of the $1 million quarter-over-quarter change are discussed below.

Revenues

In January 2015, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20 year term. During the 2016 and 2015 Quarter, the Company recorded $6,250 as equipment sales and licensing revenue.

During the 2016 Quarter, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had minimal aftermarket part and product sales.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2016 and 2015 Quarter were de minimis.

Field Service Costs (exclusive of depreciation)

As stated above, the field services costs for the 2016 Quarter were $27,307 in connection with the field demonstration completed in May 2016.

Aftermarket Part and Product Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2016 Quarter.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.3 million for the 2016 Quarter was primarily driven by the additional non-cash compensation expense in connection with the issuance of Stock Appreciation Rights to the Company’s CEO and the additional expense recorded for option re-pricing to three of the Company’s executive officers.

Professional Fees

The increase in professional fees for the 2016 Quarter was de minimis.

Research and Development

The increase in research and development of $63,585 for the 2016 Quarter was due to the demonstration showcase of the Ecos GrowCube™ unit in Washington state and further development of the hydroponic growing technology.

Loss from Operations

Loss from operations for the 2016 Quarter was $1.3 million compared to loss from operations of $1.0 million for the 2015 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2016 Quarter decreased $0.9 million which was primarily due to the decrease in amortized interest of debt discounts since previous debt discounts recorded have been fully amortized prior to the 2016 Quarter.

Loss on Abandonment of Lease

During the 2016 Quarter, the Company had a loss on abandonment of lease of $87,994. The Company entered into a settlement and mutual release agreement with the landlord for the Park City, UT office. According to the terms of the agreement, the Company transferred all of its rights, title and interest in and to all personal property on the premises owned by the Company paid $10,000 and was released from the lease.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss on Debt Extinguishment

During the 2016 Quarter, the Company had a loss on debt extinguishment of $1.9 million in connection with the amendment of previously issued notes and warrants. The modifications were accounted for as a debt extinguishment.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net loss applicable to noncontrolling interest in our wholly-owned subsidiary, Ecosphere Mining, LLC and majority-owned subsidiary, Sea of Green Systems, Inc. consolidated subsidiaries was $303,198 for the 2016 Quarter.

Comparison of the Six Months ended June 30, 2016 with the Six Months Ended June 30, 2015

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2016	2015	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$12,500	$11,458	$1,042
Field services	33,854	—	33,854
Aftermarket part and product sales	7,075	—	7,075
Aftermarket part sales, related party	—	8,506	(8,506)
Total revenues	53,429	19,964	33,465
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	12,953	18,772	(5,819)
Field services costs (exclusive of depreciation shown below)	27,307	—	27,307
Aftermarket part and product costs (exclusive of depreciation shown below)	3,579	9,528	(5,949)
Salaries and employee benefits	1,584,380	1,275,747	308,633
Administrative and selling	343,935	444,387	(100,452)
Professional fees	750,359	438,031	312,328
Depreciation and amortization	150,039	186,098	(36,059)
Research and development	124,943	26,454	98,489
Bad debt	3,643	—	3,643
Total costs and expenses	3,001,138	2,399,017	602,121
Loss from operations	(2,947,709)	(2,379,053)	(568,656)
Loss on investment in unconsolidated investee	—	(490,883)	490,883
Other income (expense)
Interest expense	(466,009)	(2,062,619)	1,596,610
Change in fair value of derivative instruments	(16,508)	—	(16,508)
Loss on abandonment of lease	(87,994)	—	(87,994)
Loss on debt extinguishment	(2,006,735)	(180,687)	(1,826,048)
Other, net	1,544	1,132	412
Total other expense, net	(2,575,702)	(2,242,174)	(333,528)
Net loss	(5,523,411)	(5,112,110)	(411,301)
Preferred stock dividends	(41,376)	(41,376)	—
Net loss applicable to common stock	(5,564,787)	(5,153,486)	(411,301)
Net loss applicable to noncontrolling interest of consolidated subsidiaries	496,578	2,942	493,636
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(5,068,209)	$(5,150,544)	$82,335

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $5.1 million during the six months ended June 30, 2016 (the "2016 Period") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $5.2 million for the six months ended June 30, 2015 (the "2015 Period"). The drivers of the $82,335 change are discussed below.

Revenues

In 2015, the Company begun recognizing equipment sales and licensing revenues in connection with an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20 year term.

During the 2016 Period, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had minimal aftermarket part and product sales.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2016 and 2015 Period were de minimis.

Field Service Costs (exclusive of depreciation)

As stated above, the field services costs for the 2016 Period were $27,307 in connection with the field demonstration completed in May 2016.

Aftermarket Part and Product Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2016 and 2015 Period.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.3 million for the 2016 Period was primarily driven by the additional non-cash compensation expense in connection with the issuance of Stock Appreciation Rights to the Company’s CEO and the additional expense recorded for option re-pricing to three of the Company’s executive officers.

Professional Fees

The $0.3 million increase in professional fees was driven by a $0.3 million increase in consulting legal fees for the 2016 Period.

Research and Development

The increase in research and development of $0.1 million for the 2016 Period was due to the demonstration showcase of the Ecos GrowCube™ unit in Washington state and further development of the hydroponic growing technology.

Loss from Operations

Loss from operations for the 2016 Period was $2.9 million compared to loss from operations of $2.4 million for the 2015 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2016 Period decreased $1.6 million due the decrease in amortized interest related to warrant and beneficial conversion discounts on previously issued debt and warrants that have been fully amortized prior to the 2016 Period.

Loss on Abandonment of Lease

During the 2016 Period, the Company had a loss on abandonment of lease of $87,994. The Company entered into a settlement and mutual release agreement with the landlord for the Park City, UT office. According to the terms of the agreement, the Company transferred all of its rights, title and interest in and to all personal property on the premises owned by the Company paid $10,000 and was released from the lease.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss on Debt Extinguishment

During the 2016 Period, the Company had an increase in loss on debt extinguishment of $1.8 million in connection with the amendment of previously issued notes and warrants. The modifications were accounted for as a debt extinguishment.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net loss applicable to noncontrolling interest in our wholly-owned subsidiary, Ecosphere Mining, LLC and majority-owned subsidiary, Sea of Green Systems, Inc. consolidated subsidiaries was $496,578 for the 2016 Period.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(1,414,603)	$(1,084,229)
Net cash provided by (used in) investing activities	$5,898	$(4,261)
Net cash provided by financing activities	$2,413,307	$1,057,051

2016 Period

Operating Activities

Net cash used in operating activities was $1.4 million for the 2016 Period. For the 2016 Period, cash used in operating activities of $1.4 million resulted from the net loss applicable to Ecosphere common stock of $5 million and was partially offset by $2 million in loss on debt extinguishment, stock based compensation of $1.0 million and the increase in accrued expenses of $0.6 million.

Investing Activities

Net cash provided by investing activities was $5,898 for the 2016 Period. The Company sold mining equipment for cash proceeds of $50,000, this was partially offset by payment of patent costs and additions to property, plant and equipment.

Financing Activities

The Company’s net cash provided by financing activities of $2.4 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $1.5 million, proceeds from the issuance of a note payable of $1.0 million for the first phase of Ecosphere Development Company’s CannaTech Facility in Washington state and proceeds from the issuance of a related party note payable of $47,733, which was partially offset by repayments of bank overdraft fees, related party notes payable, vehicle and equipment financing and capital lease obligations.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Liquidity

As of August 17, 2016, Ecosphere had cash on hand of approximately $30,750. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $2,404,000 from its principal lender which loan is convertible at $0.115 per share and due in December 2017. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights which are superior to the Company’s shareholders as well as other creditors.

Due to the rapid decline in the oil and gas industry, in 2014 Ecosphere’s management began to start diversifying its Ozonix® technology into other water treatment industries and applications, resulting in increased customer adoption in the United States, Canada, Brazil and most recently Malaysia.

As its primary focus over the past two years, Ecosphere’s management, engineering and manufacturing teams have used their collective knowledge over the past 20 years to develop a comprehensive product portfolio for the fast growing, global Precision-Agriculture market that uses software, sensors and data driven analytics that can be accessed through the Internet by computers and smartphones to improve plant quality and increase crop yields.

EDC expects substantial lease revenues which may begin as early as March 2017. To meet its working capital needs until then, Ecosphere is seeking to raise up to $1 million of equity for EDC.

Ecosphere and SOGS have engineered, manufactured and delivered a proprietary nutrient and fertilizer mixing system using Ecosphere’s ultrasonic and hydrodynamic cavitation technologies to reduce nutrient and fertilizer particle sizes and increase plant growth efficiencies that will be marketed under the Cavisonix® name through SOGS. Ecosphere and SOGS have entered into an exclusive licensing agreement with its nutrient and fertilizer supplier to sell SOGS proprietary line of nutrients and fertilizers to the marijuana industry as well as the global agricultural markets. In exchange for these rights, SOGS is to receive a per gallon royalty fee on all nutrients and fertilizers sold to customers in the global agricultural markets. These potential customers include but are not limited to vegetable and fruit crops, turf-grass industries, vineyards, wineries, grapes, nightshades, potatoes, onions, corn, blueberries and all crops that use liquid based fertilizers.

Ecosphere continues to actively market exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Due to this expanded diversification strategy in addition to ongoing sales and licensing efforts of its patented technologies and products along with additional financing received, management believes it will have liquidity for the next 12 months and has identified the following liquidity sources that it expects to realize.

In addition to a highly successful Toxic Algae demonstration for local, county and state officials this summer, Ecosphere also recently completed a successful demonstration for a large-scale utility and as a result has submitted proposals that the Company expects could lead to long-term service contracts that could also provide immediate liquidity from ongoing monthly service work. However, no assurances can be given on the outcome of these projects.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has approximately $1.1 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 10 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs during the six months ended June 30, 2016 was $124,943 and during the six months ended June 30, 2015 the costs were de minimis. Although Generally Accepted Accounting Principles do not permit the Company to categorize a significant portion of the Company’s selling, general and administrative expenses which totaled $2.7 million for the six months ended June 30, 2016 all of which were largely a part of the research and development of its precision agriculture technology, the Company’s management considers such expenses as being research since they were incurred developing new technology.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

For information on recently issued accounting pronouncements, see Note 2 to the unaudited condensed consolidated financial statements.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements that relate to expanding our technology into other industries with respect to liquidity. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the condition of the credit and financial markets, our ability to raise short-term and long-term working capital, future legislation and regulations which affect the marijuana industry, Washington State Liquor Control Board review of tenant applications, the qualifications of future tenants with such regulations and the ability to find purchasers and investors for our technologies. Forward-looking statements contained in this report also include statements related to the Company’s efforts to increase liquidity and its prospective business relationships, including, but not limited to, the following: the ultimate success of our recent pilot demonstration with a U.S. power company and our ability to turn that pilot into a business relationship going forward; and our ability to finance, develop, and successfully operate EDC’s operations in the State of Washington. In addition, our expectation that certain lenders will not exercise their default rights constitutes a forward-looking statement.

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

In June 2016, the Company reduced the conversion rates to $0.045 per share of an aggregate principal amount of $0.3 million as consideration for extending maturity dates to December 2017. In addition, the Company granted a convertible note holder of an aggregate principal amount of $25,000 five-year warrants to purchase 208,333 shares of common stock as consideration for extending the maturity date of the convertible note to December 2017.

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

ECOSPHERE TECHNOLOGIES, INC.

August 22, 2016	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

August 22, 2016	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed or Furnished
No.	Exhibit Description		Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended		10-Q	5/12/14	3.1
3.2	Bylaws, as amended		10-Q	5/12/14	3.2
10.1	Amended and Restated Convertible Promissory Note - Brisben	-	8-K	6/09/16	10.1
10.2	Amended and Restated Security Agreement - Brisben		8-K	6/09/16	10.2
10.3	Amended and Restated Warrant - Brisben		8-K	6/09/16	10.3
10.4	Amended and Restated Warrant - Brisben		8-K	6/09/16	10.4
10.5	Form of Extension Agreement		8-K	6/09/16	10.5
10.6	Form of Amended Note		8-K	6/09/16	10.6
10.7	Form of Amended Warrant		8-K	6/09/16	10.7
10.8	Form of Note Purchase Agreement					Filed
10.9	Form of Note					Filed
10.10	Form of Security Agreement					Filed
10.11	Form of Business Consulting Agreement					Filed
10.12	Form of Supplementary Agreement					Filed
31.1	Certification of Principal Executive Officer (Section 302)					Filed
31.2	Certification of Principal Financial Officer (Section 302)					Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)					Furnished**
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

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