Form 10-Q
period 2016-09-30
ECOSPHERE TECHNOLOGIES INC
filed 2016-11-21
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at November 18, 2016
Common Stock, $0.01 par value per share	173,713,046 shares

SIGNATURES	41

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current assets
Cash	$9,896	$94
Restricted cash	10,000	—
Accounts receivable, net	31,949	50,806
Inventory	1,168,004	799,323
Prepaid expenses and other current assets	119,383	21,295
Total current assets	1,339,232	871,518
Property and equipment, net	694,938	846,974
Slow moving inventory	200,000	215,786
Patents, net	176,510	179,610
Deposits	58,483	21,340
Total assets	$2,469,163	$2,135,228

Liabilities, Redeemable Convertible Cumulative Preferred Stock and Deficit
Current liabilities
Accounts payable	$1,542,803	$1,323,127
Bank overdraft	—	37,319
Accrued liabilities	2,375,216	1,632,310
Customer deposits	1,563,400	1,301,400
Current portion of deferred revenue	25,000	25,000
Convertible notes payable, net of discounts	140,000	5,662,900
Current portion of notes payable, net of discounts	218,816	70,429
Related party notes payable	159,733	54,000
Current portion of financing obligations	27,114	70,337
Current portion of capital lease obligation	16,120	16,762
Fair value of liability of derivative instruments	190,543	—
Total current liabilities	6,258,745	10,193,584
Deferred revenue, net of current portion	432,292	451,042
Convertible notes payable, net of current portion and net of discounts	6,314,679	—
Notes payable, net of current portion	923,833	81,720
Financing obligations, net of current portion	21,560	29,111
Capital lease obligations, net of current portion	4,160	13,852
Total liabilities	13,955,269	10,769,309

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at September 30, 2016 and December 31, 2015; $25,000 per share redemption amount plus dividends in arrears	1,265,369	1,248,494
Series B - 484 shares authorized; 241 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively; $2,500 per share redemption amount plus dividends in arrears	2,682,726	2,637,537
Total redeemable convertible cumulative preferred stock	3,948,095	3,886,031

Commitments and contingencies (Note 11)

Deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 173,713,046 and 165,168,894 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,737,129	1,651,689
Common stock issuable, $0.01 par value; 0 and 500,000 issuable at September 30, 2016 and December 31, 2015, respectively	—	5,000
Additional paid-in capital	122,102,540	118,522,429
Accumulated deficit	(138,530,829)	(132,397,790)
Total Ecosphere Technologies, Inc. stockholders' deficit	(14,691,160)	(12,218,672)
Noncontrolling interest in consolidated subsidiaries	(743,041)	(301,440)
Total deficit	(15,434,201)	(12,520,112)
Total liabilities, redeemable convertible cumulative preferred stock and deficit	$2,469,163	$2,135,228

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Equipment sales and licensing	$6,250	$6,250	$18,750	$17,708
Royalties	20,968	—	20,968	—
Field services	—	—	33,854	—
Aftermarket part and product sales	21,414	8,990	28,489	8,990
Aftermarket part sales, related party	—	—	—	8,506
Total revenues	48,632	15,240	102,061	35,204

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	11,102	—	24,055	18,772
Field services costs (exclusive of depreciation shown below)	—	—	27,307	—
Aftermarket part and product costs (exclusive of depreciation shown below)	25,979	9,938	29,558	19,466
Selling, general and administrative	979,145	1,217,852	3,782,762	3,402,471
Depreciation and amortization	60,977	91,337	211,016	277,435
Bad debt	—	162,240	3,643	162,240
Total costs and expenses	1,077,203	1,481,367	4,078,341	3,880,384

Loss from operations	(1,028,571)	(1,466,127)	(3,976,280)	(3,845,180)

Loss and impairment on investment in unconsolidated investee	—	(12,177,415)	—	(12,668,298)

Other income (expense)
Interest expense	(315,323)	(1,069,448)	(781,332)	(3,132,067)
Gain (loss) on debt extinguishment	17,993	(1,515,320)	(1,988,742)	(1,696,007)
Change in fair value of derivative instruments	274,672	—	258,164	—
Loss on abandonment of lease	—	—	(87,994)	—
Other, net	—	643	1,544	1,775
Total other expense, net	(22,658)	(2,584,125)	(2,598,360)	(4,826,299)

Net loss	(1,051,229)	(16,227,667)	(6,574,640)	(21,339,777)

Preferred stock dividends	(20,688)	(20,688)	(62,064)	(62,064)

Net loss applicable to common stock before allocation to non controlling interest	(1,071,917)	(16,248,355)	(6,636,704)	(21,401,841)

Less: net (income) loss applicable to non-controlling interest in consolidated subsidiaries	(54,977)	71,998	441,601	74,940

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,126,894)	$(16,176,357)	$(6,195,103)	$(21,326,901)

Net loss per common share applicable to common stock
Basic	$(0.01)	$(0.10)	$(0.04)	$(0.13)
Diluted	$(0.01)	$(0.10)	$(0.04)	$(0.13)

Weighted average number of common shares outstanding
Basic	172,840,726	165,168,894	168,825,113	165,090,568
Diluted	172,840,726	165,168,894	168,825,113	165,090,568

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(6,195,103)	$(21,326,901)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	62,064	62,064
Depreciation and amortization	211,016	277,435
Non-controlling interest in loss of consolidated subsidiaries	(441,601)	(74,940)
Amortization of discount on notes payable	166,552	2,624,803
Stock-based compensation expense	1,054,763	349,948
Gain from change in fair value of derivative instruments	(258,164)	—
Loss and impairment on investment in unconsolidated investee	—	12,668,298
Warrants granted for services	43,306	—
Modification of warrants and options	—	41,701
Shares issued for note extension	—	47,826
Loss on debt extinguishment	1,988,742	1,696,007
Loss on abandonment of lease	87,994	—
Bad debt expense	3,643	162,240
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,214	(107,190)
(Increase) decrease in prepaid expenses and other current assets	(101,378)	63,955
Increase in inventory	(352,895)	(998,457)
Increase in accounts payable	236,286	778,153
Increase (decrease) in accrued liabilities	749,156	399,114
Increase in customer deposits	262,000	1,450,171
Increase in deposits	(37,143)	—
(Decrease) increase in deferred revenue	(18,750)	482,292
Net cash used in operating activities	(2,524,298)	(1,403,481)
Investing Activities:
Purchase of property and equipment	(201,681)	(2,396)
Transfer to restricted cash	(10,000)	—
Cash receipts from sale of fixed assets	50,000	—
Payment of patent costs	(5,525)	(1,865)
Net cash used in investing activities	(167,206)	(4,261)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	1,704,000	1,225,000
Proceeds from issuance of related party note payable	109,733	50,000
Proceeds from note payable	990,000	150,000
Proceeds from sale of stock in consolidated subsidiary	—	100,000
Repayments of related party notes payable	(4,000)	—
Bank overdraft fee	(37,319)	—
Repayments of notes payable and insurance financing	—	(88,309)
Repayments of capital lease obligation	(10,334)	(12,029)
Repayments of insurance premiums, vehicle and equipment financing	(50,774)	(43,898)
Net cash provided by financing activities	2,701,306	1,380,764
Net increase (decrease) in cash	9,802	(26,978)
Cash at beginning of period	94	31,800
Cash at end of period	$9,896	$4,822

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental disclosures of cash flow information:
Cash paid for interest	$17,169	$67,097
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Accrued preferred stock dividends	$62,064	$62,064
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$702,095	$1,231,669
Modification of warrants and options	$—	$41,701
Conversion of convertible debt	$392,422	$—
Reclassification of embedded conversion option liability upon conversion of debt	$94,876	$—
Insurance premium finance contract recorded as a prepaid asset	$24,469	$99,588

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Company and its subsidiaries, which include wholly-owned Ecosphere Development Company, LLC (“EDC”), majority-owned Sea of Green Systems, Inc (“SOGS”) and minority-owned Fidelity National Environmental Solutions, LLC (“FNES”).

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

Going Concern

Due to the nature of its technology licensing business model, Ecosphere presently, in contrast to before the oil and gas bust, does not have any regularly recurring revenue. The Company reported a net loss of $6,574,640 and $21,339,777 for the nine months ended September 30, 2016 and 2015, and cash used in operating activities of $2,524,298 and $1,403,481 for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, the Company had a working capital deficiency and accumulated deficit of $4,919,513 and $138,530,829, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $2,904,000 from its principal lender convertible at $0.115 per share and due in December 2017. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company (See Note 5). Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights, which are superior to the Company’s shareholders as well as other creditors. Following September 30, 2016, the lender advanced another $500,000 with a conventional non-convertible note due in December 2017 (see Note 16).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Due to the rapid decline in the oil and gas industry, in 2014 Ecosphere’s management began to start diversifying its Ozonix® technology into other water treatment industries and applications, resulting in limited sales in the United States, Canada, Brazil and Malaysia.

As oil and gas drilling was reduced, Ecosphere’s management, engineering and manufacturing teams have used their collective knowledge over the past 20 years to develop a comprehensive product portfolio for the fast growing, global Precision-Agriculture market that uses software, sensors and data driven analytics that can be accessed through the Internet by computers and smartphones to improve plant quality and increase crop yields.

In May 2016, Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal I-502 marijuana cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, EDC, of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities that it will rent to legal, licensed I-502 growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate Ecosphere’s automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities. Phase 1 is presently being constructed on behalf of a subtenant that is a related party to the Company. This tenant has signed a 30-year lease to pay $250,000 per month for the term of the lease.

Ecosphere has spent the past two years locating and acquiring the I-502 zoned property as well as designing and engineering the equipment and facilities it plans to build and lease in Washington State. This new business segment will require infrastructure and equipment financing of up to $4 million ($1 million per phase) to develop the entire 6 acres, which EDC will build-out in phases for each licensed grower that agrees to its long-term leases. In June 2016, Ecosphere and EDC closed its first $1 million round of financing for Phase 1 of the Cannatech Agriculture Center in Washington State and has begun constructing its first turn-key growing facility.  EDC expects to complete construction in late January 2017 and assuming the first tenant receives its license from the Washington State Liquor Control Board, it could receive rental payments commencing as early as June 2017. The Company’s is obligated to pay its principal lender a 7% royalty on Phase 1 revenues and a 10% royalty to the Company’s CEO on all EDC revenues. Upon full completion of all four Phases, management expects that the 6-acre facility will generate approximately $1 million per month (which is for all four phases) through a combination of land, equipment, technology and consulting leases from its I-502 tenants for a period of 30 years, which is the term of the land lease. SOGS will receive 10% of revenues earned by EDC in connection with the rental income received from its tenants. Additionally, SOGS will sell to EDC all plant nutrients for EDC to in turn sell to its tenants. However, no assurance can be given on the outcome of this project and/or other future opportunities.

The Company and SOGS subsequent to September 30, 2016 have begun delivery of approximately $1.5M worth of precision, automated growing equipment to its customers operating in the Marijuana industry. As part of a 17-unit production run, which is made up of a 10-unit order for a licensed medical grower in North Las Vegas, Nevada and a 5-unit order for an equipment sales and leasing company operating throughout the United States, SOGS has now delivered six of its turn-key, state of the art DWC100 growing systems to its Las Vegas customer and expects to ship the remaining four DWC100 units in the coming weeks. In addition, SOGS has completed the manufacturing of one DWC100 unit, three DWC45 units and one VEG50 unit for its equipment-leasing customer and expects to also deliver these units in the quarter ending December 31, 2016.

Ecosphere and SOGS have engineered, manufactured and delivered a proprietary nutrient and fertilizer mixing system using Ecosphere’s ultrasonic and hydrodynamic cavitation technologies to reduce nutrient and fertilizer particle sizes and increase plant growth efficiencies in the marijuana industry that will be marketed by SOGS under the Cavisonix® name. Ecosphere and SOGS have entered into an exclusive licensing agreement with its nutrient and fertilizer supplier to market and sell SOGS proprietary line of nutrients and fertilizers to the global agricultural markets. These potential customers include but are not limited to vegetable and fruit crops, turf-grass industries, vineyards, wineries, grapes, nightshades, potatoes, onions, corn, blueberries and all crops that use liquid based fertilizers. In exchange for these rights, SOGS is to receive a per gallon royalty fee on all nutrients and fertilizers sold to customers in the global agricultural markets. SOGS will be the exclusive reseller of its Cavisonix® nutrients to the global marijuana industry.

Ecosphere continues to actively market exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Due to this expanded diversification strategy in addition to ongoing sales and licensing efforts of its patented technologies and products along with additional financing received, management believes it will have liquidity for the next 12 months and has identified the following liquidity sources that it expects to realize. The Company is presently in discussions with several potential customers to license its technologies, but no assurance can be made whether negotiations will be consummated.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has approximately $0.7 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months.

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

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations based on its 92.5% ownership.

Through August 13, 2015, the Company owned 100% of SOGS. From August 14, 2015 through December 31, 2015, the Company reduced its ownership in SOGS through the sale and issuance of shares of SOGS common stock and at December 31, 2015, the Company’s ownership in SOGS was approximately 69.49%. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its condensed consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations based on its ownership. As of January 7, 2016 and through the date of this Report, ETI’s ownership in SOGS has been reduced to 59.92%.

The Company’s interest in SOGS may be further diluted by the following (excludes pledged shares held by ETI):

	September 30, 2016	December 31, 2015
Convertible debt (1)	1,858,408	923,913
Options and warrants to purchase common stock	1,450,000	1,450,000
Total Anti-Dilutive Potential Common Stock	3,308,408	2,373,913

———————

(1)

Assumes conversion into SOGS stock

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at September 30, 2016.

Restricted Cash

Restricted cash as of September 30, 2016, represents $10,000 held pursuant to certain restrictions related to the Company's short-term financing arrangements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. At December 31, 2015, the Company recorded an allowance of $285,170 or 100% of the balance in connection with related party accounts receivable and at March 31, 2016, the Company recorded an additional allowance for doubtful accounts of $3,643 in connection with two of the Company’s customers that have had uncollectable balances for 3 months or more. No additional allowances were recorded in 2016.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at September 30, 2016 and December 31, 2015 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $8,625 for the nine months ended September 30, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Royalties

Revenue from technology license royalties will be recorded if and as the royalties are earned. For the three months ended September 30, 2016 the Company recorded royalty revenue of $20,968 in connection with a licensing agreement.

Licensing Revenue

The Company typically amortizes licensing revenue over the life of a licensing agreement in accordance with SAB Topic 13f and the unamortized portion is recorded as deferred revenue. See Note 6.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2016, tax years since 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the nine months ended September 30, 2016 and 2015, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

Ecosphere Technologies, Inc.

	For the Nine Months Ended
	September 30,
	2016	2015
Convertible debt	69,972,503	48,007,246
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	125,591,208	108,452,437
Total Anti-Dilutive Potential Common Stock	195,926,208	156,822,180

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

Additional Financial Accounting Standards Board, Accounting Standard Updates which are not disclosed herein or are updates not effective until after September 30, 2016, are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

3.

INVENTORY

Inventory consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Raw materials	$75,217	$79,335
Work in process	839,177	469,988
Finished goods	253,610	250,000
	$1,168,004	$799,323

At September 30, 2016, the Company had one Ecos GrowCube™ in finished goods. The Ecos GrowCube™ unit is now in Washington State for a demonstration showcase. The Company is currently manufacturing equipment orders received in 2015 and 2016 from two customers for fifteen turn-key, hydroponic growing systems being manufactured by Ecosphere for SOGS currently represented in work-in-process. See Note 6.

At December 31, 2015, the Company increased the slow moving raw materials inventory by $215,786 for all items that have not moved in or out of the Company’s inventory in over one year. Additionally, the Company wrote down the value of its finished good, the Ecos PowerCube®, and included in slow moving inventory. The slow moving inventory balance was $200,000 as of September 30, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2016, and December 31, 2015:

	Estimated Useful	September 30,	December 31,
	Lives in Years	2016	2015
Machinery and equipment	5	$1,895,976	$1,905,603
Furniture and fixtures	5 to 7	303,026	358,974
Automobiles and trucks	3 to 5	142,141	142,141
Leasehold improvements	5	574,546	526,659
Office equipment	5	618,904	620,858
		3,534,593	3,554,235
Less total accumulated depreciation		(2,839,655)	(2,707,261)
Property and equipment, net		$694,938	$846,974

The Company sold a mining related piece of equipment for $50,000 in March 2016, the Company had previously recorded an impairment on this asset at December 31, 2015 of approximately $0.2 million. Depreciation expense amounted to approximately $60,000 and $200,000 for the three and nine months ended September 30, 2016, respectively.

During the three months ended September 30, 2016, the Company and EDC began constructing its first turn-key growing facility for the first phase of a Cannatech Agriculture Center in Washington State. In connection with the construction, the Company had additions to leasehold improvements of approximately $0.2 million that consisted of buildings, engineering and development costs.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

5.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at September 30, 2016, and December 31, 2015:

Convertible Notes Payable

September 30, 2016	December 31, 2015

In September 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000. This note accrues interest at a rate of 10% per annum, with the exception of $350,000 of principal that has a fixed interest rate of $70,000. The note matures in December 2017 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing).In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 30,997,282 shares of common stock and 28,765,217 shares of preferred stock at an exercise price of $0.045 per share of these warrants issued, the term was extended and exercise price was reduced to $0.045 per share on all previously issued warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $665,694 which included discounts associated with the old debt and the modification of previously issued warrants. The Company recorded a discount related to the new warrants of $378,476 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 80.30%, an expected term of five years, a risk-free discount rate of 1.39% and no dividends in connection with the Q2 2016 loan additions of $900,000. The Company recorded a discount related to the new warrants of $76,830 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 83.21%, an expected term of five years, a risk-free discount rate of 1.23% and no dividends in connection with the Q3 2016 loan additions of $250,000. As of September 30, 2016, the unamortized amount of the discount was $371,336 and accrued interest was $470,938. (1)(2)

3,282,664	2,183,035

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

September 30, 2016	December 31, 2015

In June 2016, the Company issued amended and restated convertible notes in the aggregate principal amount of $2,000,000. The notes accrue interest at a rate of 10% per annum, mature in December 2017 and are convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the notes, the Company modified prior warrants issued to the investors and re-issued five-year warrants to purchase 18,333,331 shares of common stock (all of which were previously issued) the Company reduced the exercise price and extended the term of the warrants as consideration for the note extension. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $320,030. As of September 30, 2016, there was no unamortized amount of the discount and accrued interest was $510,000. (3)

2,000,000	2,000,000

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, originally matured in July 2016 and were convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. These warrants are deemed derivative instruments (see Note 15). In May 2016, the holders agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price and warrant exercise prices to $0.045 per share along with full price protection on both instruments. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $543,583. As a result of the modification and change in conversion terms, these notes are considered derivative instruments (see Note 15). During Q3 2016, the holders elected to convert $139,174 of the convertible notes into 3,092,751 shares of common stock (see Note 8). As of September 30, 2016, there was no unamortized discount and accrued interest was $23,850.

160,826	—

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrued interest at an annual rate of 12.50%, matured in October 2015 and was convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company did not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the Company. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. In April 2016, the holder extended the maturity date to July 2016 for no consideration. In June 2016, the holder elected to convert $69,620 of the convertible notes into 1,547,114 shares of common stock (see Note 8). The lender has agreed to extend the note until December 2017 in exchange for a reduction in the conversion rate to $0.045 per share. As of September 30, 2016, there was no unamortized discount and accrued interest was $10,043.

36,630	96,153

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

September 30, 2016	December 31, 2015

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). See Note 16 as holders of an aggregate principal amount of $180,000 have agreed to extend their maturity dates to December 2017 in exchange for 1,800,000 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $83,587 that amortize over the remaining term of the debt. As of September 30, 2016, the unamortized amount of the discount was $71,757 and accrued interest was $66,486.

173,243	243,712

In December 2013, the Company issued convertible notes in the aggregate principal amount of $200,000. The notes accrue interest at an annual rate of 10%, and matured in December 2015 and were convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. In 2014 and 2015, the Company reduced the note holders conversion rates and warrant exercise prices to $0.12 per share. In January 2016, the holders agreed to extend the convertible notes to December 2016.The Company charged $119,614 to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). In June 2016, one of the note holders of an aggregate principal amount of $25,000 agreed to extend the maturity date to December 2017 and was granted an additional five-year warrants to purchase 208,333 shares of common stock. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $17,994 which included discounts associated with the old and new warrants. The holders of an aggregate principal amount of $125,000 agreed to extend their maturity dates to December 2017 in exchange for 1,041,666 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $58,222 that amortize over the remaining term of the debt. As of September 30, 2016, the unamortized amount of the discount was $49,431 and accrued interest was $55,347.

150,569	200,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

September 30, 2016	December 31, 2015

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, matured in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders could have elected to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration until February 2016. In May 2016, the holders agreed to extend their maturity date until December 2017 and as consideration for the extension, the Company reduced the note conversion rate and warrant exercise prices to $0.045 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $339,123. For the nine months ended September 30, 2016, the holders elected to convert $183,628 of the convertible notes into 3,404,287 shares of the Company’s common stock (see Note 8). As of September 30, 2016, there was no unamortized discount and accrued interest was $104,989.

461,372	645,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

	September 30, 2016	December 31, 2015

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. The holders agreed to extend their maturity dates to December 2017 in exchange for 2,458,333 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $122,975 that amortize over the remaining term of the debt.  As of September 30, 2016, the unamortized amount of the discounts was $105,625 and accrued interest was $170,339.

	189,375	295,000

Total	$6,454,679	$5,662,900
Less Current Portion, net of discounts	(140,000)	(5,662,900)
Convertible notes payable, long term, net of discounts	$6,314,679	$—

Amortization of debt discounts of $204,706 in the accompanying unaudited condensed consolidated statements of operation is included in interest expense for the nine months ended September 30, 2016.

(1) As of September 30, 2016, and December 31, 2015, the Company had issued the following secured convertible notes to its principal lender, which were consolidated into an amended and restated note in September 2016. As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to the Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note. In addition, the Company shall pay the lender an amount equal to 7% of the gross lease revenue received by the Company on a cash basis from the Company’s first tenant at EDC’s Cannatech Agriculture Center.

(2) In 2015, the holder (the Company’s principal lender) agreed to extend its notes in exchange for 10,440,000 shares of common stock in SOGS as noted above.

(3) The Notes are secured by a security interest of the Company’s initial share-holding of common stock of SOGS. In 2015, the holders of an aggregate principal amount of $2 million agreed to extend their notes in exchange for 10,822,800 shares of common stock in SOGS as noted above.

A summary of convertible notes payable and the related discounts as of September 30, 2016, and December 31, 2015 is as follows:

	September 30, 2016	December 31, 2015
Principal amount of convertible notes payable	$7,052,828	$5,735,000
Unamortized discount	(598,149)	(72,100)
Convertible notes payable	6,454,679	5,662,900
Less: current portion, net of discounts	(140,000)	(5,662,900)
Convertible notes payable, net of discount, less current portion	$6,314,679	$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at September 30, 2016 and December 31, 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Beginning in April 2015, due to lack of payment the note began accruing interest at a rate of 7% per annum through December 2015 when the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional interest. Accordingly, $102,149 is included in notes payable as a current liability in the accompanying unaudited condensed consolidated financial statements. Accrued interest at September 30, 2016 was $8,938.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016. The Company is in discussions with the lender to extend this note. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at September 30, 2016 was $4,944.

In June 2016, the Company and its wholly-owned subsidiary, EDC, issued a senior secured promissory note in the aggregate principal amount of $1,000,000. The Company recorded a discount of $10,000 for legal fees that will be amortized over the 5-year term of the note. The note bears annual interest at the rate of 15% and matures 63 months after EDC’s initial tenant obtains both a certificate of occupancy and an approved I-502 cultivation license issued by the Washington State Liquor Control Board, but no later than April 15, 2022. The Note is secured by all of EDC’s precision agriculture equipment, buildings and personal property for Phase 1 of EDC’s Cannatech Agriculture Center in Washington State. See Note 11. The balance at September 30, 2016 was $990,500 of which $923,833 is in long term and $66,667 is in short term.

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of September 30, 2016. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at September 30, 2016 was $9,045.

The Company received unsecured advances from a related party of $4,000 as of December 31, 2015 all of which has been repaid in 2016.

During the three months ended September 30, 2016, the Company received unsecured, non-interest bearing advances from a related party of $40,000.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Financing Obligations

	September 30, 2016	December 31, 2015
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%. The Company also has $22,348 of principal and interest in accounts payable in connection with this equipment note payable. This equipment was subsequently sold in October 2016.	$—	$23,314

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%. The Company also has $1,046 of principal and interest in accounts payable in connection with this vehicle note payable.	31,509	38,368

Secured non-interest bearing, equipment notes payable in monthly installments of $3,000 over 15 months, maturing in January 2017. The Company also has $30,000 in accounts payable in connection with this equipment note payable. This equipment was subsequently sold in October 2016.	9,000	36,000

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016. The Company has $239 in accounts payable in connection with this software note payable.	513	1,766

Financing for insurance premiums payable in nine monthly installments of $1,938 accruing interest at 8.23%. The final payment is due in January 2017.	7,652	—

Total	48,674	99,448
Less Current Portion	(27,114)	(70,337)
Financing obligations, long-term portion	$21,560	$29,111

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

Future minimum lease payments under this capital lease obligation as of September 30, 2016, by fiscal year, are as follows:

For the year ended December 31,	Payment
2016	$4,195
2017	16,775
Total	20,970
Less implied interest	(690)
Capital lease obligation	20,280
Less current potion	(16,120)
Long-term portion	$4,160

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of September 30, 2016:

For the year ended December 31,	Amount
2016	$474,686
2017	7,206,725
2018	211,219
2019	207,701
2020	200,000
2021	133,333
Total debt- face value	8,433,664
Less: unamortized discount	(607,649)
Net debt	$7,826,015

6.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	September 30, 2016	December 31, 2015
Customer A	$1,293,900	$1,261,400
Customer B	237,000	40,000
Customer C	32,500	—
Total customer deposits	$1,563,400	$1,301,400

As of September 30, 2016, the Company had customer deposits of approximately $1.5 million in connection with growing equipment orders received in 2015 and 2016. The Company had work-in-process inventory related to these deposits of $829,223. In accordance with the manufacturing agreement, 80% of the selling price of Customer A and Customer B, or $1,224,720, was advanced by SOGS to Ecosphere, the related party manufacturer.

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20-year life of the licensing agreement. For the nine months ended September 30, 2016, the Company recorded $18,750 as equipment sales and licensing revenue. The remaining $457,292 of the licensing fee is recorded as deferred revenue with $25,000 in current liabilities and $432,292 as a long term liability and will be amortized over the 20-year period.

7.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At September 30, 2016 and December 31, 2015 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,115,369 and $1,098,494 on September 30, 2016 and December 31, 2015, respectively.

Series B

At September 30, 2016 and December 31, 2015 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,080,206 and $2,035,017 on September 30, 2016 and December 31, 2015, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

8.

COMMON STOCK

Sea of Green Systems, Inc.

SOGS is authorized to issue 250,000,000 shares (no par value) of its common stock.

In 2014, SOGS issued 80,000,000 shares of common stock to Ecosphere Technologies, Inc., (“ETI”) as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder.

During 2015 and 2016, ETI sold 9,635,389 shares of SOGS common stock for cash at $0.0468 per share and issued 23,852,741(including the 2,589,941 shares issued below) of its own shares to third parties in order to extend ETI debt. In addition, in January 2016, ETI issued 3,500,000 of its own shares as a bonus to ETI employees and the Company valued its shares based on the contemporaneous cash sales price of $0.0468 per share resulting in expense of $161,644. At September 30, 2016, ETI owned 59.92% of SOGS.

In January 2016, the Company issued 2,589,941 of its own shares of SOGS common stock in consideration for convertible note extensions in the aggregate principal amount of $445,000 held by ETI as consideration for the extension of the convertible notes for an additional year. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $121,209 which was treated as a debt extinguishment. See Note 5.

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

Ecosphere Technologies, Inc.

Shares issued and issuable during the nine months ended September 30, 2016 are summarized below.

Shares outstanding and issuable at December 31, 2015	165,668,894
Shares issued and issuable for conversion of convertible debt (a)	8,044,152
Total common shares outstanding at September 30, 2016	173,713,046

———————

(a)

issued for the conversion of the aggregate principal amount of $392,422 at rates of $0.115 and $0.045 per share. See Note 5.

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

SEPTEMBER 30, 2016

(Unaudited)

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

In May 2016, the Company reduced the exercise price of 10,916,684 stock options from prices ranging between $0.42 and $0.17 per share to $0.045 per share. The incremental increase in value of these options is $197,111. As of September 30, 2016, the Company has expensed $170,602 of the total value and the remaining portion will be expensed over the remaining vesting terms.

Stock-based compensation expense related to options for the nine months ended September 30, 2016 was $566,718. At September 30, 2016, total unrecognized compensation cost related to unvested options granted under the Company’s and SOGS option plans totaled $86,084. This unrecognized compensation cost is expected to be recognized over the next 30 months.

Warrant Grants

In January 2016, SOGS issued a convertible note in the aggregate principal amount of $300,000. The note accrues interest at an annual rate of 12.50%, mature in July 2016 and is convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. See Note 5.

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

In June 2016, the Company granted five-year warrants to purchase 208,333 shares of common stock in connection with the extension of an aggregate principal amount of $25,000 at an exercise price of $0.045 per share. The fair value of the warrants amounted to $11,416, calculated using the BSM method and amortizes over the reaming term of the debt. See Note 5.

In September 2016, the Company granted five-year warrants to purchase 4,347,826 shares of common stock in connection with the issuance of an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000 to the Company’s principal lender. See Note 5.

During the three months ended September 30, 2016, the Company granted five-year warrants to purchase 4,791,666 shares of common stock in connection with the extension of an aggregate principal amount of $575,000 at an exercise price of $0.045 per share. The fair value of the warrants amounted to $253,368, calculated using the BSM method and amortizes over the reaming term of the debt. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the nine months ended September 30, 2016:

Risk-free interest rate	0.47% to 1.47%
Expected term in years	0.61 to 6.5 years
Expected stock price volatility	73.17% to 218.59%
Expected dividend yield	None

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

In February 2016, SOGS granted ten-year options to purchase 17,500,000 shares to two of SOGS executive officers (including the Company’s CEO) at an exercise price of $0.0468 per share. The options vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or a publicly reported company (“Pubco”) which acquires the SOGS by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the value of the options since certain milestones have not been met as of September 30, 2016.

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

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of September 30, 2016. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at September 30, 2016 was $9,045.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

During the three months ended September 30, 2016, the Company received unsecured, non-interest bearing advances from a related party of $40,000.

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

11.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the nine months ended September 30, 2016 the Company recognized rent expense amount of $150,696 for all four buildings in Stuart, FL. As of September 30, 2016, the Company had $31,382 in past due rent payments.

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

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. The term of this lease commenced in August 2016 and will terminate on a date five years from the commencement date or July 2021. The Company will have the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The aggregate monthly rent will be phased in over four months. From August 2016 through November 2016 the aggregate monthly rent is $1,425, and from December 2016 going forward the aggregate monthly rent is $8,549. In addition to this land lease agreement, the Company made a deposit of $7,500 in August 2016 for the option to lease additional land at this same property in Washington State and has 180 days to execute the lease.

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of September 30, 2016, the Company had an accrued balance of $70,833, which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company has not been current in regards to payment, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of September 30, 2016 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

In February 2016, a vendor of the Company filed a lawsuit alleging non-payment with respect to materials provided on credit throughout 2015. The Company and vendor reached a settlement in July 2016 with Ecosphere making three monthly payments with the last payment due in September 2016. As of the date of this Report, the Company has paid all amounts due to this vendor.

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

In June 2016, the Company and its subsidiaries entered into a sales representative and business development agreement with a DWC Equipment Sales, LLC (“DWC”). DWC is to receive a finder’s fee related to a license agreement with the Company’s nutrient manufacturer equal to 10% of the gross revenues received by SOGS. Also, during the term of the agreement, the Company agrees to pay DWC 3% of the gross revenues received by the Company from licensing and/or transferring of intellectual property rights of the Ozonix® water treatment technology as a result of any and all direct or indirect introductions made by DWC. In addition, the Company agrees to pay DWC 10% of adjusted gross collected revenues from Ozonix® water treatment equipment sales and/or contract services as a result of any and all direct or indirect introductions made by DWC. Lastly, the Company agrees to pay DWC a monthly performance based consulting fee of 3% of rental income received from Phase 1 for years 1 thru 5 and 2% of rental income received from Phase 1 for years 6 through 30 of EDC’s Washington CannaTech Agriculture Center. As of September 30, 2016, the Company has not accrued or paid any commissions related to the above services as no rental income has been received.

In June 2016, the Company entered into a royalty agreement with the Company’s principal lender. During the 30-year term of the agreement, the Company shall pay the lender an amount equal to 5% of the gross revenue received on a cash basis from the Company’s first facility at the CannaTech Agriculture Center when it becomes operational. In September 2016, the Company increased the royalty rate to 7% of gross revenue as consideration for additional loans. As of September 30, 2016, the Company has not accrued or paid any royalties related to this agreement. In addition, the Company has issued a secured promissory note in October 2016 that applies to certain shares in the Company’s consolidated subsidiary, Sea of Green Systems, Inc. See Note 16.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company has a Second Amended and Restated Royalty Agreement effective January 1, 2016, with its president and founder where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from an exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2016) and sales of Ecosphere’s equity securities. In May 2016, the Company entered in a letter agreement with Mr. McGuire where the Company agrees to pay the inventor a 10% royalty on any gross revenues received by EDC. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. As of September 30, 2016, the Company has accrued $33,020 of royalties earned by its CEO in 2016.

In July 2015, SOGS entered into a non-exclusive sales representative agreement with DWC. DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. At September 30, 2016, the Company has paid DWC $121,026 and accrued $10,104 related to the SOGS equipment order.

12.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At September 30, 2016, accounts receivable of $31,949 was comprised of two customer balances amounting to 66% and 34% of the total receivable balance. In addition, 33% of the total revenue balance is related to field services revenue for a pilot completed in May 2016, 39% of the total revenue balance is related to deferred revenue from a licensing fee that was received in 2015 and corresponding royalty revenues as per the licensing contract and 15% of the total revenue balance is related to aftermarket parts and products sold.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2016. As of September 30, 2016, the Company’s bank balances did not exceed FDIC insured amounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

For the nine months ended September 30, 2016, the Company was dependent on its principal lender as approximately 52% of our funding came from this one source.

13.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

Ecosphere Mining, LLC

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations.

Balance, December 31, 2015	$(29,565)
Noncontrolling interest in loss	(17,142)
Balance, September 30, 2016	$(46,707)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At September 30, 2016, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the unaudited condensed consolidated statements of operations.

Balance, December 31, 2015	$(271,875)
Noncontrolling interest in loss	(424,459)
Balance, September 30, 2016	$(696,334)

14.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The results for the three and nine months ended September 30, 2015 is as follows:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
	(Unaudited)	(Unaudited)
STATEMENT OF OPERATIONS
Revenues	$185,016	$1,135,220
Cost of sales	307,105	1,178,915
Gross loss	(122,089)	(43,695)
Operating expenses	944,435	2,792,089
Operating loss	(1,066,524)	(2,835,784)
Interest expense	(51,213)	(138,555)
Gain on sale of fixed assets	250,000	500,000
Other income	—	2,008
Net loss	$(867,737)	$(2,472,331)
Ownership interest (rounded)	31%	31%
Share of net loss	$(265,460)	$(756,343)
Investment	$11,911,955	$11,911,955
Investment impairment	$(11,911,955)	$(11,911,955)
Investment value at September 30, 2015	$—	$—

As of September 30, 2015, the Company reduced its investment in FNES to zero. In 2015, the Company took an impairment of its investment due to market conditions, including the downturn in the oil and gas industry along with results of operations which includes negative working capital, cash used in operations and a net loss.

In accordance with ASC 323-10-35-20, the Company discontinued applying the equity method at September 30, 2015 as the investment was reduced to zero.

15.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 3,000,000 warrants with repricing options and $160,826 of convertible debt qualifying for derivative accounting at September 30, 2016 (See Note 5).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Monte Carlo simulations. The closing price of the Company’s common stock at September 30, 2016 was $0.04. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2016, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	September 30, 2016	Embedded Conversion Option	September 30, 2016
Risk-free interest rate	1.10%	Risk-free interest rate	1.10%
Expected term in years	4.2 to 5 years	Expected term in years	1.2 to 1.5 years
Expected stock price volatility	86.06%	Expected stock price volatility	120.05%
Expected dividend yield	None	Expected dividend yield	None

During the three-month period ended September 30, 2016, based upon the estimated fair value, the Company decreased its liability for the derivative instruments by $274,672 which was recorded as "Change in fair value of derivative instruments" in the other income (expense) section of the Company's unaudited condensed consolidated statement of operations.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments. The fair value liabilities for price adjustable derivative instruments have been recorded as determined utilizing the Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Balance at September 30, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option liability	$106,499	$—	$—	$106,499
Fair value of liability for warrant derivative instruments	$84,044	$—	$—	$84,044
Total	$190,543	$—	$—	$190,543

The following is a roll forward for the nine months ended September 30, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments

Balance at December 31, 2015	$—
Initial fair value of new warrants and embedded conversion options	543,583
Reclassification of derivative liability to equity upon debt conversion	(94,876)
Change in fair value included in statement of operations	(258,164)
Balance at September 30, 2016	$190,543

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

16.

SUBSEQUENT EVENTS

Promissory Note Issuance

In October 2016, the Company issued a secured promissory note in the amount of $500,000 with its principal lender. The obligations under the note are secured by a security agreement between the parties. In addition to the collateral granted under previously disclosed security agreements between the parties, the Company extended the Lender’s security interest in the Company’s patents to all global fields of use, and granted the Lender a security interest in 57,232,278 shares of SOGS owned by the Company.

Related Party Advance

In November 2016, the Company received unsecured, non-interest bearing advances from a related party of $50,000.

Fixed Asset Sale

In October 2016, the Company sold machine shop equipment in exchange for $0.1 million.

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

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Company and its subsidiaries, which include wholly-owned Ecosphere Development Company, LLC (“EDC”), majority-owned Sea of Green Systems, Inc (“SOGS”) and minority-owned Fidelity National Environmental Solutions, LLC (“FNES”).

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

In May 2016, Ecosphere entered into a long-term land lease to lease six acres of I-502 heavy industrial agricultural land in Washington State, zoned for legal I-502 cultivation and processing. In April 2016, Ecosphere formed a new subsidiary, Ecosphere Development Company, LLC (“EDC”), of which the Company owns 100% and intends to develop the 6 acres of land and build state-of-the-art, turn-key growing facilities which it will rent to legal, licensed I-502 growers in Washington through EDC. These turnkey, high-tech growing facilities will incorporate Ecosphere’s automated growing systems, as well as Ecosphere’s patented water treatment technology purchased exclusively from SOGS, to maximize quality and yield for EDC’s tenants, who will pay monthly rent and licensing fees to EDC in exchange for using its turnkey growing facilities. Phase 1 is presently being constructed on behalf of a subtenant.

Ecosphere has spent the past two years locating and acquiring the I-502 zoned property as well as designing and engineering the equipment and facilities it plans to build and lease in Washington State. This new business segment will require infrastructure and equipment financing of up to $4 million ($1 million per phase) to develop the entire 6 acres, which EDC will build-out in phases for each licensed grower that agrees to its long-term leases. In June 2016, Ecosphere and EDC closed its first $1 million round of financing for Phase 1 of the Cannatech Agriculture Center in Washington State and has begun constructing its first turn-key growing facility.  EDC expects to complete construction in late January 2017 and assuming the first tenant receives its license from the Washington State Liquor Control Board, it could receive rental payments commencing as early as June 2017. The Company’s is obligated its principal lender 7% royalty and 10% royalty to the Company’s CEO. Upon full completion of all four Phases, management expects that the 6-acre facility will generate approximately $1 million per month (which is for all four phases) through a combination of land, equipment, technology and consulting leases from its I-502 tenants for a period of 30 years, which is the term of the land lease. SOGS will receive 10% of revenues earned by EDC in connection with the rental income received from its tenants. Additionally, SOGS will sell to EDC all plant nutrients for EDC to in turn sell to its tenants. However, no assurance can be given on the outcome of this project and/or other future opportunities.

The Company and SOGS have begun delivery of approximately $1.5M worth of precision, automated growing equipment to its customers operating in the Marijuana industry. As part of a 17-unit production run, which is made up of a 10-unit order for a licensed medical grower in North Las Vegas, Nevada and a 5-unit order for an equipment sales and leasing company operating throughout the United States, SOGS has now delivered six of its turn-key, state of the art DWC100 growing systems to its Las Vegas customer and expects to ship the remaining four DWC100 units in the coming weeks. In addition, SOGS has completed the manufacturing of one DWC100 unit, three DWC45 units and one VEG50 unit for its equipment-leasing customer and expects to also deliver these units in the quarter ending December 31, 2016.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

In Q3 2016, the Company was able to successfully extend $0.6 million of its convertible debt to December 2017 in exchange for the issuance of 4,999,999 warrants to purchase common stock at an exercise price of $0.045 per share.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

Results of Operations

Comparison of the Three Months ended September 30, 2016 with the Three Months Ended September 30, 2015

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended September 30,
	2016	2015	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$6,250	$—
Royalties	20,968	—	20,968
Aftermarket part and product sales	21,414	8,990	12,424
Total revenues	48,632	15,240	33,392
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	11,102	—	11,102
Aftermarket part and product costs (exclusive of depreciation shown below)	25,979	9,938	16,041
Salaries and employee benefits	514,560	683,368	(168,808)
Administrative and selling	241,413	147,247	94,166
Professional fees	137,171	177,139	(39,968)
Depreciation and amortization	60,977	91,337	(30,360)
Research and development	86,001	210,098	(124,097)
Bad debt	—	162,240	(162,240)
Total costs and expenses	1,077,203	1,481,367	(404,164)
Loss from operations	(1,028,571)	(1,466,127)	437,556
Loss and impairment on investment in unconsolidated investee	—	(12,177,415)	12,177,415
Other income (expense)
Interest expense	(315,323)	(1,069,448)	754,125
Gain (loss) on debt extinguishment	17,993	(1,515,320)	1,533,313
Change in fair value of derivative instruments	274,672	—	274,672
Other, net	—	643	(643)
Total other expense, net	(22,658)	(2,584,125)	2,561,467
Net loss	(1,051,229)	(16,227,667)
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(1,071,917)	(16,248,355)	15,176,438
Net (income) loss applicable to noncontrolling interest of consolidated subsidiary	(54,977)	71,998	(126,975)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,126,894)	$(16,176,357)	$15,049,463

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $1.1 million during the three months ended September 30, 2016 (the "2016 Quarter") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $16.2 million for the three months ended September 30, 2015 (the "2015 Quarter"). The drivers of the $15 million quarter-over-quarter change are discussed below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Revenues

In January 2015, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20-year term. In addition, the licensee is required to pay minimum royalties in order to maintain its license. During the 2016 and 2015 Quarter, the Company recorded $6,250 as equipment sales and licensing revenue. In addition $20,968 of royalty revenue and $21,414 of aftermarket part sales was recorded during the three months ended September 30, 2016.

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2016 and 2015 Quarter were de minimis.

Aftermarket Part and Product Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were $21,414 for the 2016 Quarter.

Salaries and Employee Benefits

The decrease in salaries and employee benefits of $0.2 million for the 2016 Quarter was primarily driven by a reduction in salaries, wages and related payroll taxes and benefits.

Professional Fees

The decrease in professional fees for the 2016 Quarter was de minimis.

Bad Debt

During the 2015 Quarter, the Company recorded bad debt expense of $0.2 million in connection to the allowance of doubtful accounts for a related party accounts receivable balance.

Loss from Operations

Loss from operations for the 2016 Quarter was $1.0 million compared to loss from operations of $1.5 million for the 2015 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Loss and Impairment on Investment in Unconsolidated Investee

The Company recorded an impairment of its unconsolidated investee of approximately $12.2 million due to the recent downturn in the oil and gas industry.

Interest Expense

Interest expense for the 2016 Quarter decreased $0.8 million, which was primarily due to the decrease in amortized interest of debt discounts since previous debt discounts recorded have been fully amortized prior to the 2016 Quarter.

Net (Income) Loss Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net income applicable to noncontrolling interest in our wholly-owned subsidiary, Ecosphere Mining, LLC and majority-owned subsidiary, Sea of Green Systems, Inc. consolidated subsidiaries was $54,977 for the 2016 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Nine Months ended September 30, 2016 with the Nine Months Ended September 30, 2015

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Nine Months Ended September 30,
	2016	2015	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$18,750	$17,708	$1,042
Royalties	20,968	—	20,968
Field services	33,854	—	33,854
Aftermarket part and product sales	28,489	8,990	19,499
Aftermarket part sales, related party	—	8,506	(8,506)
Total revenues	102,061	35,204	66,857
Costs and expenses
Equipment sales and licensing (exclusive of depreciation shown below)	24,055	18,772	5,283
Field services costs (exclusive of depreciation shown below)	27,307	—	27,307
Aftermarket part and product costs (exclusive of depreciation shown below)	29,558	19,466	6,375
Salaries and employee benefits	2,098,940	1,959,115	139,825
Administrative and selling	585,348	591,634	(6,286)
Professional fees	887,530	615,170	272,360
Depreciation and amortization	211,016	277,435	(66,419)
Research and development	210,944	236,552	(25,608)
Bad debt	3,643	162,240	(158,597)
Total costs and expenses	4,078,341	3,880,384	197,957
Loss from operations	(3,976,280)	(3,845,180)	(131,100)
Loss on investment in unconsolidated investee	—	(12,668,298)	12,668,298
Other income (expense)
Interest expense	(781,332)	(3,132,067)	2,350,735
Change in fair value of derivative instruments	258,164	—	258,164
Loss on abandonment of lease	(87,994)	—	(87,994)
Loss on debt extinguishment	(1,988,742)	(1,696,007)	(292,735)
Other, net	1,544	1,775	(231)
Total other expense, net	(2,598,360)	(4,826,299)	2,227,939
Net loss	(6,574,640)	(21,339,777)	14,765,137
Preferred stock dividends	(62,064)	(62,064)	—
Net loss applicable to common stock	(6,636,704)	(21,401,841)	14,765,137
Net loss applicable to noncontrolling interest of consolidated subsidiaries	441,601	74,940	366,661
Net income (loss) applicable to Ecosphere Technologies, Inc. common stock	$(6,195,103)	$(21,326,901)	$15,131,798

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $6.2 million during the nine months ended September 30, 2016 (the "2016 Period") as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $21.3 million for the nine months ended September 30, 2015 (the "2015 Period"). The drivers of the $15.1 million change are discussed below.

Revenues

In January 2015, ETI signed an exclusive technology licensing agreement with US H2O, Inc., to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the Landfill Leachate and Marine Port & Terminal fields-of-use. The Company will recognize the revenues of the $500,000 licensing fees received under this agreement over its 20-year term. In addition, the licensee is required to pay minimum royalties in order to maintain its license.

During the 2016 Period, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had $28,489 of aftermarket part and product sales and $20,968 of royalties for the 2016 Period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The change in equipment sales and licensing costs for the 2016 and 2015 Period were de minimis.

Field Service Costs (exclusive of depreciation)

As stated above, the field services costs for the 2016 Period were $27,307 in connection with the field demonstration completed in May 2016.

Aftermarket Part and Product Costs (exclusive of depreciation)

The change in costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2016 and 2015 Period.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.1 million for the 2016 Period was primarily driven by the additional non-cash compensation expense in connection with the issuance of Stock Appreciation Rights to the Company’s CEO and the additional expense recorded for option re-pricing to three of the Company’s executive officers.

Professional Fees

The $0.3 million increase in professional fees was driven by a $0.3 million increase in consulting and legal fees for the 2016 Period.

Loss from Operations

Loss from operations for the 2016 Period was $4 million compared to loss from operations of $3.8 million for the 2015 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2016 Period decreased $2.3 million due the decrease in amortized interest related to warrant and beneficial conversion discounts on previously issued debt and warrants that have been fully amortized prior to the 2016 Period.

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

Loss on Debt Extinguishment

During the 2016 Period, the Company had an increase in loss on debt extinguishment of $0.3 million in connection with the amendment of previously issued notes and warrants. The modifications were accounted for as a debt extinguishment.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net loss applicable to noncontrolling interest in our wholly-owned subsidiary, Ecosphere Mining, LLC and majority-owned subsidiary, Sea of Green Systems, Inc. consolidated subsidiaries was $441,601 for the 2016 Period.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(2,524,298)	$(1,403,481)
Net cash used in investing activities	$(167,206)	$(4,261)
Net cash provided by financing activities	$2,701,306	$1,380,764

2016 Period

Operating Activities

Net cash used in operating activities was $2.5 million for the 2016 Period. The cash used in operating activities for the 2016 Period, resulted from the net loss applicable to Ecosphere common stock of $6.2 million and was offset by $2 million loss on debt extinguishment from note and warrant modifications, an increase in stock based compensation of $1 million, an increase in accrued expenses of $0.7 million, an increase in customer deposits of $0.3 in connection with growing equipment orders during the 2016 Period and an increase in accounts payable of $0.2 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the 2016 Period. The Company had additions to property and equipment of $0.2 million in connection with the build-out of Phase 1 of EDC’s Cannatech Agriculture Center in Washington State.

Financing Activities

Net cash provided by financing activities of $2.7 million consisted of proceeds from the issuance of convertible notes payable of $1.7 million, proceeds from the issuance of notes payable of $1 million in connection with the financing for the Cannatech Agriculture Center in Washington State and proceeds from the issuance of related party notes payable of $0.1 million. These proceeds were partially offset by repayments of vehicle and equipment financing of $50,774.

2015 Period

Operating Activities

Net cash used in operating activities was $1.4 million for the 2015 Period. For the 2015 Period, cash used in operating activities of $1.4 million resulted from the net loss applicable to Ecosphere common stock of $21.3 million and was offset by the $12.7 million impairment charge and loss on investment in FNES, the accretion of discounts on notes payable of $2.6 million, the increase in customer deposits of $1.4 million in connection with an order received for one indoor Ecos GrowCube® and one Ozonix® EF10M, stock sold in SOGS, issued for debt extension of $1.0 million, the increase in accounts payable of $0.8 million, loss on debt extinguishment of $0.7 million in connection with convertible debt and warrants amended in the 2015 Period and an increase in deferred revenue of $0.5 million in connection with a licensing agreement entered into in January 2015.

Investing Activities

Net cash used in investing activities was de minimis for the 2015 Period. The Company had minimal additions to property, plant and equipment as well as patent additions during the 2015 Period.

Financing Activities

The Company’s net cash provided by financing activities of $1.4 million consisted of proceeds from the issuance of convertible notes payable of $1.2 million, proceeds from issuance of a note payable of $0.2 million, proceeds from issuance of stock sold in consolidated subsidiary, or SOGS, of $0.1 million and proceeds from the issuance of a related party note payable of $50,000, which was partially offset by repayments of insurance financing, capital lease obligations and vehicle and equipment financing of approximately $0.1 million.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Liquidity

As of November 17, 2016, Ecosphere had cash on hand of approximately $25,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2015 and through the date of this Report, the Company received $2,904,000 from its principal lender which loan is convertible at $0.115 per share and due in December 2017. The loan is secured by a variety of security interests on intellectual property including all fields of use of its Ozonix® patents excluding agriculture and on other assets of the Company. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights, which are superior to the Company’s shareholders as well as other creditors.

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

EDC expects substantial lease revenues which may begin as early as June 2017. To meet its working capital needs until then, Ecosphere is seeking to raise up to $1 million for EDC.

Ecosphere and SOGS have engineered, manufactured and delivered a proprietary nutrient and fertilizer mixing system using Ecosphere’s ultrasonic and hydrodynamic cavitation technologies to reduce nutrient and fertilizer particle sizes and increase plant growth efficiencies that will be marketed by SOGS under the Cavisonix® name. Ecosphere and SOGS have entered into an exclusive licensing agreement with its nutrient and fertilizer supplier to sell SOGS proprietary line of nutrients and fertilizers to the marijuana industry as well as the global agricultural markets. In exchange for these rights, SOGS is to receive a per gallon royalty fee on all nutrients and fertilizers sold to customers in the global agricultural markets, except marijuana. These potential customers include but are not limited to vegetable and fruit crops, turf-grass industries, vineyards, wineries, grapes, nightshades, potatoes, onions, corn, blueberries and all crops that use liquid based fertilizers.

Ecosphere continues to actively market exclusive and non-exclusive licensing opportunities for sale to strategic, well positioned partners that wish to bring our patented Ozonix® and Ecos PowerCube® technologies to specific industries in their respective countries and regions of the world. Due to this expanded diversification strategy in addition to ongoing sales and licensing efforts of its patented technologies and products along with additional financing received, management believes it will have liquidity for the next 12 months and has identified the following liquidity sources that it expects to realize. With our management focused on EDC’s business and SOGS without any sales and marketing staff or resources, our penetration of these multiple fields and territories will be necessarily constrained.

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

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has approximately $0.7 million of its convertible notes payable, notes payable and related party notes payable due within the next 12 months.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report contains forward-looking statements, including statements that relate to our liquidity, completion of Phase 1 by EDC and expanding our technology into other industries. Forward looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

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

RESEARCH AND DEVELOPMENT

Research and development costs during the nine months ended September 30, 2016 was $210,944 and $236,552 during the nine months ended September 30, 2015. Although Generally Accepted Accounting Principles do not permit the Company to categorize a significant portion of the Company’s selling, general and administrative expenses which totaled $3.6 million for the nine months ended September 30, 2016 all of which were largely a part of the research and development of its precision agriculture technology, the Company’s management considers such expenses as being research since they were incurred developing new technology.

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

ECOSPHERE TECHNOLOGIES, INC.

November 21, 2016	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

November 21, 2016	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit			Incorporated by Reference			Filed or Furnished
No.	Exhibit Description		Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended		10-Q	5/12/14	3.1
3.2	Bylaws, as amended		10-Q	5/12/14	3.2
10.1	Amended, Restated, and Consolidated Convertible Note - Brisben	-	8-K	9/16/16	10.1
10.2	Form of Amended Royalty Agreement - Brisben		8-K	9/16/16	10.2
31.1	Certification of Principal Executive Officer (Section 302)					Filed
31.2	Certification of Principal Financial Officer (Section 302)					Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)					Furnished*
101.INS	XBRL Instance Document					Filed
101.SCH	XBRL Taxonomy Extension Schema Document					Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document					Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					Filed

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