Form 10-K
period 2016-12-31
ECOSPHERE TECHNOLOGIES INC
filed 2017-04-17
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $12,875,707.

The number of shares outstanding of the registrant’s common stock, as of April 8, 2017, was 180,884,742.

PART I

ITEM 1.

BUSINESS.

Ecosphere Technologies, Inc. (“Ecosphere,” “ETI” or the “Company”) is a technology development and intellectual property licensing company that develops environmental solutions for global water, energy, industrial and agricultural markets. We help industry increase production, reduce costs, and protect the environment through a portfolio of unique, patented technologies:  technologies like Ozonix®, the Ecos PowerCube® and the Ecos GrowCube™, which are available for sale, as well as exclusive and nonexclusive licensing opportunities across a wide range of industries and applications throughout the world.

The Ecosphere technologies and products are available through multiple brands and subsidiaries that include Sea of Green Systems, Inc. (“SOGS”), Ecosphere Development Company, LLC (“EDC”) and Fidelity National Environmental Solutions, LLC (“FNES”).

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

As a result, the Company has designed, developed, manufactured and commercialized a wide variety of patented technologies that are currently solving some of the world’s most critical water and environmental challenges. Our multi-patented Ozonix® technology is a revolutionary, high volume, Advanced Oxidation Process (“AOP”) designed to treat and recycle industrial wastewater without the use of toxic chemicals, while our patented Ecos PowerCube® is a mobile, solar-powered generator designed to maximize the amount of solar power that can be placed in a standard ISO shipping container footprint. In addition to the Company’s patented Ozonix® and Ecos PowerCube® technologies, the Company has launched its Sea of Green Systems, Inc. subsidiary which sells high-tech growing equipment, lighting solutions and nutrients to the Precision Agriculture industry. Most recently, the Company has formed Ecosphere Development Company, LLC, a wholly-owned subsidiary, to build and lease turn-key, high-tech growing facilities in locations around the United States that are geographically, politically and economically well positioned. EDC is currently constructing its first 6 acre project in Washington State that is zoned as I-502 heavy industrial agricultural land for legal marijuana cultivation and processing.

These patented technologies and corresponding trademarks can be purchased and licensed for use in large-scale and sustainable applications across industries, nations and ecosystems. Companies that license our patented technologies are able to improve their financial metrics while also reducing their ecological and environmental footprints. Although our other technologies and patents remain a viable part of our long-term technology licensing strategy, the Company is currently focused on selling and manufacturing high-tech growing equipment and proprietary nutrients through SOGS and developing its first Canntech Agriculture Center in Washington State.

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

Although Ecosphere has recently begun to license Ozonix® outside of the energy sector as described later in this Report, it has primarily been used in the U.S. oil and gas industry where its effectiveness and competitive advantages have been proven. The global energy field-of-use is licensed to Fidelity National Environmental Solutions, LLC (“FNES”), a company organized by Ecosphere, of which Ecosphere currently owns a 30.6% interest.

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

Intellectual Property Protection

Ecosphere is a leader in the development of emerging AOP technologies and has a portfolio of intellectual property that includes fourteen approved United States patents, as well as numerous foreign patents, trademarks and pending patent applications associated with the Ozonix® process. In addition to the patent protection, as with most process technologies, trade secrets and know-how are also important assets providing Ecosphere with a competitive advantage.

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

Intellectual Property Protection

The Ecos PowerCube® is protected by U.S. Patent No. 8,593,102.

ECOS GROWCUBE™

Description

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

Intellectual Property Portfolio

To ensure the highest water quality and increase plant yield, the Ecos GrowCube™ incorporates Ecosphere’s multi-patented Ozonix® water treatment technology, which is fully patented, proven and protected by the twenty-three (23) approved and pending patents listed above. Ozonix® is used to not only treat and recycle water in the Ecos GrowCube™ but to structure the water and allow better nutrient mixing for maximum respiration of nutrients to the plants.

Additionally, in November 2014 the Company began filing patents on a proprietary method to increase fertilizer efficiencies with a process trademarked CAVISONIX®. In 2015, the Company manufactured and delivered its first CAVISONIX® nutrient mixing system, which is currently being used to demonstrate the effectiveness of the technology across numerous agriculture crops ranging from tomatoes, blueberries, watermelons and commercial sod applications to legal indoor and outdoor cannabis. In all demonstrations and trials, CAVISONIX® mixed nutrients have demonstrated increasing plant yields as well as reduced times to harvest. Most recently, the Company has been able to scientifically quantify reduced particle size, surface tension and total suspended solids (TSS) through third-party independent lab analysis.

Active Subsidiaries and Investments

Sea of Green Systems, Inc.

SOGS is a subsidiary of ETI that has been formed to monetize Ecosphere’s recently announced growing technologies and product lines in the Precision-Agriculture markets. The subsidiary has received a royalty-free, global field-of-use license to Ecosphere’s patented and intellectual property for all agriculture related applications globally, including use of its OZONIX®, CAVISONIX® and ECOS GROWCUBE® technologies. Over the past 3 years, the Company has spent its time concentrating on designing, developing and manufacturing a comprehensive line of high-tech growing equipment, lighting solutions and nutrients for the Precision Agriculture industry, with the initial focus of SOGS being the legal medical and recreational marijuana markets in the United States, where state and local law permits the growing of commercial medical and recreational marijuana. In addition to its products and technologies, SOGS provides its customers with Facility Design Services and ongoing Agronomic Consulting support.

Ecosphere currently owns 59.92% of SOGS and is the exclusive manufacturer of all of its products.

Ecosphere Development Company, LLC.

In April 2016, the Company formed EDC, a Washington State Limited Liability Company and wholly-owned subsidiary of Ecosphere Technologies. EDC was developed to build and lease turn-key, high-tech growing facilities in locations around the United States that are geographically, politically and economically well positioned. EDC’s first project is located in southeastern Washington where EDC is currently developing Phase 1 of a six (6) acre project that is zoned as I-502 heavy industrial agricultural land for legal marijuana cultivation and processing. Phase 1 of EDC’s CannaTech Agriculture Center includes approximately 10,000 square feet of high-tech, supplemental light deprivation greenhouses with another 6,000 square feet of operations facilities that will be leased to a legal, licensed tenant for long-term, recurring rental income.

The Company spent the last two years locating and acquiring the property as well as designing the facilities it is currently building in WA. This new business segment requires infrastructure and equipment financing to develop the entire 6 acres, of which EDC will continue to build in phases. In July 2016, the Company closed on its first $1,000,000 financing agreement to fund the Phase 1 and continues to raise capital throughout the building process. In addition, the Company and EDC have raised $0.9 million in selling 9.75% of Phase 1 of the Cannatech Agriculture Center future revenues.

Fidelity National Environmental Solutions, LLC or FNES

FNES, a leading water treatment provider to the energy services sector, has an exclusive field-of-use license for Ecosphere's multi-patented Ozonix® technology for global energy applications including, but not limited to, onshore and offshore oil and natural gas exploration and production, power generation, refineries and coal. During the height of the U.S. hydraulic fracturing industry, FNES provided licensing partners and energy exploration companies with patented Ozonix® mobile wastewater treatment equipment to eliminate harmful chemicals from hydraulic fracturing operations. This resulted in the Company treating 6+ Billion gallons of water for more than 1,600 oil and natural gas wells, manufacturing and deploying approximately 60 OZONIX® systems throughout the United States and Canada.

FNES is presently inactive due to the downturn in the Oil and Gas industry and regularly evaluates its options as well as strategic opportunities that might become available.

Ecosphere currently owns 30.6% of FNES and has historically been the exclusive manufacturer of all Ozonix® related products for the Energy field-of-use license. Its exclusive manufacturing rights with FNES expired in May 2015 with the Company maintaining the exclusive rights to make, use, sell and license its multi-patented Ozonix® process for all non-energy related applications.

Description of Business Over Five Years

Over the past three years, the Company has concentrated most of its efforts on developing its line of high-tech growing equipment and technologies for its newest subsidiary, SOGS and launching EDC. Prior to the development of SOGS, the Company spent significant time improving its multi-patented Ozonix® technology and the equipment through which it delivers services to oil and gas exploration and production companies. To date, Ecosphere’s Ozonix® technology has been used to treat, recycle and reuse over six (6) billion gallons of water on more than 1,600 oil and natural gas wells, protecting $6+ billion worth of well assets, and generating over $70 million in combined equipment sales, service and licensing revenue.

2011-2012

Following our then record revenue of $21.1 million in 2011, in 2012, we continued the manufacturing and delivery of Ozonix® EF80 units to an oil and gas customer. FNES continued its services to its energy customers. In 2012, we generated record revenues of $31.1 million, again with the increase due to the sale of 12 Ozonix® EF80 units to our customer.

2013-2014

In 2013, we experienced a change in a relationship with our customer. During the first quarter as required by our agreement, we manufactured units 13 and 14. However, our customer was unable to pay for the units and in mid-April 2013, lost its exclusive license. We ultimately sold units 13 and 14 later in the year to FNES in exchange for cash and monthly payments over a three-year period. The Company has since sold the Notes Receivable for the two Ozonix® EF80 units in exchange for $2.4 million, FNES makes monthly payments to the note holders, but in January 2015, FNES entered into a forbearance agreement with the note holders which waives monthly payments through June 30, 2015. FNES will pay $15,000 per month per note payable beginning July 1, 2015 through the notes due dates. In May and July, Fidelity National Financial, Inc. [NYSE:FNF], a Fortune 500 company, increased its investment in FNES by paying Ecosphere $10 million for 20% of that subsidiary. Ecosphere’s management team estimates that this sale represents approximately 2% of the estimated value of Ecosphere’s global Ozonix® intellectual property portfolio. Once we fell below the 50% ownership threshold, we ceased to be the managing member. FNF also obtained an option to purchase an additional 12% for $6 million by December 31, 2013 and that option lapsed.

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

2015-2016

In January 2015, Ecosphere signed an exclusive technology licensing agreement with US H20, Inc. (“USH20”), to deploy its patented Ozonix® water treatment technology on an exclusive basis in the United States for the landfill leachate and marine port & terminal fields-of-use. Under the terms of the license agreement, USH20 paid Ecosphere an upfront technology licensing fee and agreed to pay to ongoing royalty payments on all Ozonix® related gross revenue for the life of the patents.

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

In July 2015, SOGS received its first equipment purchase order of high-tech growing equipment to Waveseer Properties, LLC (“Waveseer”) for approximately $1.3 million. The Company manufactured and delivered this order in Q1 2017. In addition, the Company delivered its first self-contained Ecos GrowCube™ unit during Q3 2015, currently in the Company’s inventory as finished goods, for a trial period to this customer’s facility in Las Vegas, NV to successfully demonstrate the technology’s competitive advantages and growing capabilities. The Ecos GrowCube™ has completed numerous successful crop trials since then and is regularly used as a demonstration piece of equipment for the Company’s technologies and capabilities.

In February 2016, the Company announced that the USPTO approved U.S. Patent # 9,266,752, which relates to the field of fluid treatment and specifically an improved treatment apparatus for destroying aerobic and anaerobic bacteria in fluids used in oil and gas recovery and conditioning of said fluids for reuse without generating a residual waste stream. Receipt of this Patent marked the 14th approved United States Patent for Ecosphere’s multi-patented and proven Ozonix® technology.

In 2016, Ecosphere received a total of 1 additional, approved United States Patents for its Ozonix® technology, bringing the total count to 14 approved U.S. Patents with Numerous Patents always pending. Approved Ozonix® Patents include U.S. Patent No's. 7,699,994; 7,699,988; 7,785,470; 7,943,087; 8,318,027; 8,721,898; 8,858,064; 8,936,392; 8,906,242; 8,968,577; 8,999,154; 9,034,180; 9,169,146; and 9,266,752.

In July 2016, the Company’s subsidiary, EDC, closed on a $1,000,000 financing agreement to fund the first phase of EDC's Cannatech Agriculture Center, to be constructed in Washington State. The Cannatech Agriculture Center will be a turnkey, high tech growing facility that will incorporate Ecosphere's automated growing and patented water treatment technologies to maximize the production, quality and yield of products grown within the facility. The Cannatech Agriculture Center will be leased to legal, licensed I-502 growers in Washington that will pay monthly rent and licensing fees to EDC for the use of the facility and proprietary growing technologies. At the time of this filing, the Company expects to complete Phase 1 of the CannaTech Agriculture Center during the summer months of 2017.

In July 2016, the Company announced that it completed a one week operation to revitalize a local marina that was virtually shut down due to a toxic cyanobacteria "blue-green algae" bloom the size of a football field with 4" to 12" thick of toxic algae and hundreds of dead fish on the surface. Presenting not only an environmental disaster, but also a health hazard to the local community, Ecosphere deployed its Ozonix® technology, equipment and personnel at its own cost to help save the local business and to demonstrate the effectiveness of its patented, high-volume, chemical-free water treatment technology.

In November 2016, SOGS executed a Technology Licensing Agreement with EDC to utilize SOGS products, technologies, software, nutrients and Agronomic consulting services in its operations. In exchange for this right, EDC expects to pay SOGS an agreed upon monthly licensing fee for each growing facility that EDC builds and leases to licensed marijuana growers. For each one of the four Phases of the Cannatech Ag Center, EDC expects to compensate SOGS $25,000 per month in Technology Licensing and Royalty Payments for the life of the lease term or $100,000 per month, which will equate to $1,200,000 per year for potentially up to 30 years or the life of EDC’s land and tenant leases.

In November 2016, EDC announced that it received its building permit for the first phase of its Cannatech Agriculture Center in Finley, Washington and held a groundbreaking ceremony to kickstart the construction process. Upon completion of construction, which is expected during the summer months of 2017, and the granting of a license to its first tenant -- which can only occur after completion of construction -- the tenant intends to commence growing marijuana in accordance with Washington State law.

2017

In January 2017, SOGS announced the launch of its SOGS-650X, Full Spectrum LED Growing Light, that has been developed to provide growers with an engineered solution to maximize vegetative growth and flower production for the indoor agriculture and legal marijuana industries. In Development for approximately 1-year, the SOGS-650X kickstarts a specialized line of LED lighting solutions for SOGS customers that are specifically designed for the indoor, commercial cultivation of legal marijuana. The Company believes that the SOGS series of LED lights will represent the highest intensity, most energy efficient, complete spectrum growing light that the industry has yet to see or develop.

In January 2017, the Company announced that is completed delivery and installation of ten (10) DWC100, fully-automated growing systems and a water treatment system for its legal, licensed customer in Las Vegas Nevada. The Company expects to book the $1.3 million sale of equipment in Q1 2017.

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

Over the years, we have invested in proven development techniques including CAD/CAM, finite element analysis and 3D modeling in addition to expanding our manufacturing staff capabilities through training or specialized hires. We expect to continue this investment, as we believe this will produce significant benefits in terms of higher quality, faster completion and lower costs. Certain processes and components will continue to be fabricated offsite. We also continue to invest in maintaining our ISO 9000 certification.

Research and Development

During the year ended December 31, 2016, Ecosphere spent approximately $311,000 on research and development.

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

Employees

At April 7, 2017 we had 18 total employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationships with our employees are good.

ITEM 1A.

RISK FACTORS.

Not applicable to smaller reporting companies. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.

PROPERTIES.

In March 2016, the Company entered into a lease agreement for a 6 acre property in Washington state. The term of this lease commenced in May 2016 and will terminate on a date five years from the commencement date. The Company has the option to renew the lease for five additional five year terms. The Company is required to make a security deposit in the amount of $72,932 by May 2017, $33,821 of which has been paid as of the date of this Report. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to lease payments of $19,751 and $34,418. As of the date of this Report the Company has paid March 2017 rent of $19,751. Beginning in May 2017 and going forward the aggregate monthly rent will be $27,225.

In May 2016, the Company entered into a new three-year lease agreement for additional warehouse space at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,332.

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. The term of this lease commenced in August 2016 and will terminate on a date five years from the commencement date or July 2021. The Company has the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to lease payments of $4,812 each month. As of the date of this Report the Company has paid March 2017 rent of $4,812. Beginning in May 2017 and going forward the aggregate monthly rent will be $7,124. In addition, the Company paid $7,500 for an option to lease additional property in Washington state.

Ecosphere rents two contiguous buildings in Stuart, Florida comprising an aggregate of 14,700 square feet of space. Our aggregate monthly rent is $13,214. The first building houses the corporate offices and the second building provides warehouse, manufacturing and testing space. All of these buildings are rented on a month-to-month basis. In 2017, the Company moved out of its machine shop building adjacent to the corporate offices and terminated its month-to-month agreement as the equipment was sold in 2016.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we are party to certain legal proceedings that arise in the ordinary course and are incidental to our business.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR COMMON STOCK

Our stock trades on the Bulletin Board, under the symbol “ESPH.” The last reported sale price of our common stock as reported by the Bulletin Board on April 7, 2017 was $0.0374. As of that date, we had approximately 1,277 record holders of our common stock and we believe that there are substantially more beneficial owners than record holders.

The following table provides the high and low bid price information for our common stock for the periods our stock was quoted on the Bulletin Board. For the period our stock was quoted on the Bulletin Board, the prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and does not necessarily represent actual transactions.

		Prices
Year	Period Ended	High	Low

2016	December 31	$0.06	$0.02
	September 30	$0.14	$0.03
	June 30	$0.08	$0.02
	March 31	$0.08	$0.03

2015	December 31	$0.09	$0.05
	September 30	$0.11	$0.05
	June 30	$0.15	$0.10
	March 31	$0.15	$0.07

Dividend Policy

We do not plan to pay additional dividends in the foreseeable future. Our Board will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Earnings, if any, will be retained to finance our growth.

Recent Sales of Unregistered Securities

Promissory Note Issuance

In February 2017, the Company and SOGS issued a promissory note in the amount of $500,000 with its principal lender maturing in December 2017. The Company and SOGS will be jointly and severally liable for the repayment of the Note.  Loan funds advanced under the Note bear interest at 10% per annum from the date of funding. At any time prior to maturity, amounts of principal and accrued interest under the Note will be convertible into shares of common stock of SOGS.

Capital Raise

Since January 1, 2017 and through the date of this Report, the Company received a $745,000 investment for a 7.75% interest in in the Company’s subsidiary, EDC’s future revenues generated in connection with the first phase of the Washington Cannatech Agriculture Center project.

Each of the above transactions was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 since the investors acquired the securities for investment and were accredited investors.

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

Recent Highlights and Success

•

In January 2017, the Company and SOGS completed delivery and installation of ten (10) DWC100, fully-automated growing systems and a water treatment system for its first legal, licensed customer in Las Vegas Nevada. The Company expects to book the $1.3 million sale of equipment in Q1 2017 and believes that this facility will serve as one of the most state-of-the-art installations to date in the legal marijuana industry and be a critical step forward in demonstrating the Company’s products and capabilities.

•

After approximately three years in research & development, the Company and SOGS began announcing its line of high-tech growing equipment, LED lighting solutions, specialized nutrients, facility design services and agronomic consulting services for the legal marijuana industry.

•

After approximately two years in development, the Company and EDC have broken ground on its landlord-tenant business model of leasing high-tech growing facilities to legal, licensed growers in Washington State. In November 2016, EDC announced that it received its building permit for the first phase of its Cannatech Agriculture Center in Finley, Washington and held a groundbreaking ceremony to kickstart the construction process. Upon completion of construction, which is expected during the summer months of 2017, and the granting of a license to its first tenant, the tenant intends to commence growing marijuana in accordance with Washington State law and pay EDC monthly rental income.

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

Current History of Product and Application Development

Since April 2014, the Company has concentrated on the design and development of high-tech growing equipment, nutrients and lighting solutions for the Precision Agriculture industry and has incurred in excess of $11.4 million including corporate overhead. Of this amount the Company estimates that it has incurred in excess of $6 million of costs in developing its current line of products and industry specific applications utilizing its intellectual property (“development costs”).  Such development costs are exclusive of amounts paid to executive officers including our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative tasks. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the oil and gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications as follows.

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

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as customer deposits on the balance sheet. At December 31, 2016 and December 31, 2015, customer deposits amounted to $1,563,400 and $1,301,400 respectively.

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

Results of Operations

Comparison of the Year ended December 31, 2016 with the Year ended December 31, 2015

The following table sets forth a modified version of our Consolidated Statements of Operations that is used in the following discussions of our results of operations:

RESULTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	Change
Revenues
Equipment sales and licensing	$25,000	$573,958	$(548,958)
Field services	33,854	—	33,854
Aftermarket part and product sales	32,303	138,715	(106,412)
Aftermarket part sales, related party	—	8,506	(8,506)
Total revenues	91,157	721,179	(630,022)
Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	28,787	465,099	(436,312)
Field services costs (exclusive of depreciation shown below)	27,307	—	27,307
Aftermarket part costs (exclusive of depreciation shown below)	36,473	77,381	(40,908)
Salaries and employee benefits	2,638,098	2,485,996	152,102
Administrative and selling	738,067	1,071,256	(333,189)
Professional fees	973,432	461,121	512,311
Depreciation and amortization	353,561	367,299	(13,738)
Research and development	310,620	638,866	(328,246)
Bad debt	3,643	285,170	(281,527)
Total costs and expenses	5,109,988	5,852,188	(742,200)
Loss from operations	(5,018,831)	(5,131,009)	112,178
Loss and impairment on investment in unconsolidated investee	—	(12,668,298)	12,668,298
Other income (expense)
Interest expense	(1,127,820)	(3,368,061)	2,240,241
Loss on sale/disposal of fixed assets, net	(36,271)	—	(36,271)
Loss on impairment of assets	(3,148)	(207,912)	204,764
Loss on abandonment of lease	(87,994)	—	(87,994)
Loss on debt extinguishment	(1,988,742)	(1,696,007)	(292,735)
Change in fair value of derivative instruments	288,051	—	288,051
Other income (expense), net	1,541	3,526	(1,985)
Total other income (expense), net	(2,954,383)	(5,268,454)	2,314,071
Net loss	(7,973,214)	(23,067,761)	15,094,547
Preferred stock dividends	(82,752)	(82,752)	—
Net loss applicable to common stock before allocation to non-controlling interest	(8,055,966)	(23,150,513)	15,094,547
Net loss applicable to noncontrolling interest of consolidated subsidiary	498,768	133,936	364,832
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,557,198)	$(23,016,577)	$15,459,379

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

The Company reported net loss applicable to Ecosphere common stock on $7.6 million during the year ended December 31, 2016 (the “2016 Period”) as compared to net income applicable to Ecosphere common stock of $23 million during the year ended December 31, 2015 (the "2015 Period"). The driver of the variance of $15.4 million is discussed below.

Revenues

During the 2016 Period, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had $32,303 of aftermarket part and product sales and $25,000 related to the recognition of deferred revenue from licensing fees received in 2016.

During the 2015 Period, $500,000 in licensing fees was paid by USH2O to Ecosphere. Notwithstanding the receipt of $500,000 in cash in 2015, the Company is required to recognize these revenues of the licensing fees received under this agreement over its 20-year term. Additionally in 2015, the Company sold one Ozonix® EF10M unit to a customer in Malaysia, resulting in equipment sales of $0.6 million and the Company sold aftermarket parts and products to various customers and one related party customer, FNES.

Costs and Expenses

Equipment Sales and Licensing Costs (exclusive of depreciation)

The equipment sales and licensing costs for the 2016 Period were de minimis. During the 2015 Period there were $0.5 million in equipment sales and licensing costs in connection with the sale of one Ozonix® EF10M unit to a company in Malaysia as compared to $0.8 million for the 2014 Period in connection with the sale of an Ozonix® EF10M unit to FNES which was subsequently resold and the sale of one Ozonix® EF10M to BCE.

Aftermarket Part and Product Costs (exclusive of depreciation)

The costs associated with the sale of aftermarket part and products for Ozonix® water treatment and growing equipment were $36,473 for the 2016 Period as compared to $77,381 for the 2015 Period.

Salaries and Employee Benefits

The increase in salaries and employee benefits of $0.2 million for the 2016 Period was primarily driven by the additional non-cash compensation expense in connection with the issuance of Stock Appreciation Rights to the Company’s CEO and the additional expense recorded for option re-pricing to three of the Company’s executive officers and increase in royalties in connection with the CEO’s royalty agreement executed in 2016.

Professional Fees

Professional fees increase $0.5 million during the 2016 Period. This relates to an issuance of common stock of the Company’s subsidiary as compensation to a consultant and an increase in legal fees.

Research and Development

Research and development for the 2016 Period was $0.3 million. This is related to the further development of various growing equipment and the field operation in Washington State.

Research and development for the 2015 Period was $0.6 million. This is related to the development of the Company’s first Ecos GrowCube™ and Ecos PowerCube™ units built during 2015 and 2014. The Company sold the Ecos GrowCube™ to SOGS for $250,000 and the costs in excess were recorded as research and development costs.

Bad Debt

The Company recorded bad debt expense was de minimis for the 2016 Period. For the 2015 Period, the Company recorded bad debt expense of $0.3 million in connection to the allowance of doubtful accounts for a related party accounts receivable balance.

Loss From Operations

Loss from operations 2016 Period was $5 million compared to loss of $5.1 million for the 2015 Period. See discussion above under "Revenues" and "Costs and Expenses" for further details.

Loss and Impairment on Investment in Unconsolidated Investee

There was no loss and impairment on investment in unconsolidated investee for the 2016 Period as the Company discontinued applying the equity method at September 30, 2015 since the investment was reduced to zero.

The change in the loss on investment in unconsolidated investee was approximately $0.8 million for the 2015 Period. The Company recorded an impairment of $11.9 million of its FNES investment due to the recent downturn in the oil and gas industry and recognized a non-cash charge for this amount during 2015.

Interest Expense

Interest expense for the 2016 Period was $1.1 million as compared to $3.4 million for the 2015 Period. The $2.25 million decrease relates to a reduction of beneficial conversion feature on convertible debt and convertible debt modifications and debt discount amortization.

Interest expense for the 2015 Period was $3.4 million, which was primarily due to the borrowing of approximately $1.5 million through the sale of convertible notes and warrants along with non-cash interest related charges. In addition, the Company had some modifications to previously issued convertible notes and warrants that resulted in some non-cash interest related charges.

Loss on Sale/Disposal of Fixed Assets, Net

The Company sold various plant equipment and inventory resulting in a loss on sale and disposal of $36,271 during the 2016 Period.

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

Net Loss Applicable to Noncontrolling Interest of Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and SOGS consolidated majority-owned subsidiaries was $498,768 for the 2016 Period as compared to $133,936 for the 2015 Period.

Net Loss Applicable to Common Stock of Ecosphere Technologies, Inc.

Net loss applicable to common stock of Ecosphere was $7.6 million for the 2016 Period as compared to a net loss applicable to common stock of $23 million for the 2015 Period. Basic and diluted net loss per common share was $0.04 for the year ended December 31, 2016 as compared to a basic and diluted net loss per common share was $0.14 for the year ended December 31, 2015. The weighted average number of shares outstanding was 169,747,466 and 165,294,921 for the years ended December 31, 2016 and 2015, respectively. Fully diluted weighted average shares outstanding were 169,747,466 and 165,294,921 for the years ended December 31, 2016 and 2015, respectively

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flow is as follows:

	For the Year Ended December 31,
	2016	2015

Net cash used in operating activities	(3,137,122)	(1,761,946)
Net cash used in investing activities	(291,963)	(10,864)
Net cash provided by financing activities	3,447,975	1,741,104

Cash Flows from Operating Activities:

The Company’s net cash used in operating activities was $3.1 million during the 2016 Period compared to cash used in operating activities of $1.8 million during the 2015 Period, respectively.

2016 Period

Net cash used in operating activities was $3.1 million for the year ended December 31, 2016. Cash used in operating activities for 2016 resulted primarily from the net loss applicable to Ecosphere Technologies, Inc. common stock of $7.6 million which was offset by (i) $2 million loss on debt extinguishment in connection with amended notes and warrants for reduction in exercise prices and conversion rates (ii) $1.2 million in accrued expenses in connection with an increase in accrued interest and wages, (ii) $1.2 million in stock-based compensation expense from the issuance of SARs to the Company CEO and various repricing of previously granted options of named executive officers.

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

Cash Flows from Investing Activities:

The Company’s net cash used in investing activities was approximately $292,000 during the 2016 Period compared to net cash used in investing activities of approximately $11,000 during the 2015 Period, respectively.

2016 Period

Net cash used in investing activities was approximately $292,000 for the year ended December 31, 2016. This consisted primarily of additions to property and equipment in connection with the construction of the Company’s first phase of the Cannatech Agriculture Center in Washington State. This was partially offset by the sale of the Company’s fixed assets.

2015 Period

Net cash used in investing activities was approximately $11,000 for the year ended December 31, 2015. This consisted primarily of additions to property and equipment to the Company’s machine shop equipment. The payment of patent costs was minimal.

Cash Flows from Financing Activities:

The Company’s net cash provided by financing activities was $3.4 million in the 2016 Period compared to net cashed provided by financing activities of $1.7 million in the 2015 Period.

2016 Period

The Company’s net cash provided by financing activities of $3.4 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $1.7 million, proceeds from the issuance of notes payable of $1.5 million, proceeds from an advance on EDC’s capital raise and proceeds from related party notes payable of $0.2 million. This was partially offset by the repayment of related party notes payable, insurance financing and vehicle and equipment financing and capital leases of $0.1 million.

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

Liquidity

As of April 6, 2017, Ecosphere had cash on hand of approximately $44,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2016, he has lent the Company $1.9 million represented by a secured promissory note and convertible notes that are convertible at $0.115 per share and due in December 2017, these notes are secured by a variety of security interests on intellectual property and other assets of the Company.  In addition, the Company’s principal lender lent the Company and SOGS $500,000 during 2017. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights, which are superior to the Company’s shareholders as well as other creditors.

The Company is working on a number of initiatives which, if consummated can provide liquidity.

•

As a result of the recently announced SOGS product and services line, the Company and SOGS have begun discussions with multiple, commercial licensed growers that the Company expects could generate significant contracts and liquidity for the Company moving forward.

•

The Company is currently evaluating multiple opportunities to take SOGS public in order to provide liquidity for its shareholders. Assuming that SOGS is able to raise capital and become publicly reporting, it will pay Ecosphere $0.8 million of proceeds.  In addition, Ecosphere will receive ongoing monthly management fees from SOGS.

•

During the summer of 2017, the Company expects to complete Phase 1 of its Cannatech Agriculture Center in Washington State. The Company expects for the business model of EDC to generate significant monthly, recurring, long-term revenue for the shareholders of Ecosphere and is a potential source of liquidity. The Company and EDC expect to replicate this business model, not only in Washington State, but in locations throughout the United States that are geographically, politically and economically well positioned.

•

The Company and EDC are seeking to raise the remaining $1.2 million balance of an offering of a percentage of EDC Phase 1 revenues generated in connection with the Washington Cannatech Agriculture Center project.

•

The Company continues to have ongoing discussions with potential strategic partners and licensees of its multi-patented and proven Ozonix® and Ecos PowerCube® technologies. The Company also continues to engage in numerous pilots and demonstrations to demonstrate the effectiveness of its Ozonix® technology, when conventional water treatment methods can’t effectively compete.

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

In addition to needing capital to support its operations, Ecosphere has all of its convertible notes payable, notes payable and related party notes payable due in December 2017. Please see Risk Factors concerning our ability to continue as a going concern and complete present equipment orders.

Related Party Transactions

For information on related party transactions and their financial impact, see Note 19 to the consolidated financial statements contained herein. In addition, Ecosphere owes its senior management approximately $450,000 representing unpaid salaries and royalties.

Research and Development

Research and development costs were $0.3 million and $0.6 million for the years ended December 31, 2016 and December 31, 2015.

Recently Issues Accounting Pronouncements

For information on recently issued accounting pronouncements, see Note 2 to the consolidated financial statements contained herein.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including statements relating to our liquidity, our ability to pay or extend our debt, completion of the EDC Phase 1 Cannatech Center, the possibility of SOGS generating significant revenue and/or going public, opportunities for Ozonix® and the Ecos PowerCube® in other markets.

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

We incurred a net loss of approximately $7.6 million in 2016 and used $3.1 million in net cash in operations. We anticipate that we will continue to lose money for the foreseeable future. Additionally, we expect negative cash flows from operations will continue until we complete the construction of Phase 1 of the Cannatech Agriculture Center and we receive rents therefrom. Our continued existence is dependent upon generating sufficient working capital and obtaining adequate new debt or equity financing and selling interests in our subsidiaries and intellectual property. Because of our continuing losses, we may have to continue to reduce our expenditures, without improvements in our cash flow from operations or new financing. Working capital limitations continue to impinge on our day-to-day operations, including our ability to fulfill current equipment orders, thus contributing to continued operating losses.

Because we do not generate positive cash flow from operations, we will be required to engage in a future financing.

We continue to seek working capital from a variety of sources including sale of a revenue interest in EDC, licensing of our intellectual property, sale and leasing of equipment using our patented technology and other intellectual property, and seeking additional financing primarily through the issuance of notes and warrants. We also are seeking to sell minority interests in our subsidiaries. Because licensing and the related sale of equipment usually have a long sales cycle, we expect to meet most of our short-term working capital through the sale of securities.

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

Because we have substantial debt due beginning in December 2017, we must find a liquidity event or extend most or all of our debt in order to remain operational.

We have approximately $6,790,000 of convertible debt coming due in December 2017, including $3,654,000 owed to the principal lender. We do not have the present ability to pay this debt when it comes due. If we are unable to raise the funds or extend the debt, we may not remain operational.

If we do not receive a re-order of growing equipment from our initial customer, it will negatively affect our results of operations and ability to raise additional capital.

Our initial sale of growing equipment was a significant milestone and we anticipate our initial customer will place a significantly larger order in the future, although, we presently have no binding agreement for such a future order.  However, any re-order is subject to a number of factors including:

•

our ability to complete the manufacturing and meet the customer’s needs;

•

the customer’s receiving local regulatory approval;

•

whether the results of the customer’s initial crops demonstrate significantly improved yield to justify the cost of our growing products and nutrients;

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

Currently, 28 states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the position underlying the policies and regulations of the Federal government and its agencies is that cannabis has no medical benefit and a range of activities including cultivation and use of cannabis for personal use is prohibited. Unless and until Congress amends the CSA with respect to marijuana, there is a risk that federal authorities may enforce current federal law unlike the prior Attorney General, the current Attorney General is a vocal opponent of marijuana use.  In such event, our potential customers engaged in marijuana cultivation may be deemed to be producing, cultivating or dispensing marijuana in violation of federal law, and/or we may be deemed to be facilitating the selling or distribution of drug paraphernalia in violation of federal law with respect to our business operations. There can be no assurance as to the timing or scope of any such potential amendments.  Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain.

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

As described above, while 28 states plus the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical and consumer uses for cannabis, cannabis use remains prohibited under federal law and the risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings and stated federal policy remains uncertain. Because we do not currently cultivate, produce, sell or distribute any marijuana, we believe that we have no risk that we will be deemed to facilitate the selling or distribution of marijuana in violation of federal law. However, our proposed Washington State business opportunity involves us leasing land and subleasing it to and developing it for licensed growers of cannabis in accordance with Washington State laws.  Should it be determined under the CSA that our products, equipment or facilities are deemed to fall under the definition of drug paraphernalia because our products could be determined to be primarily intended or designed for use in producing cannabis, there is a risk we could be found to be in violation of federal drug paraphernalia laws and there may be a direct and materially adverse effect on our business and our revenues and profits.

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

Marijuana is a schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law.  Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana could discourage the activities of some of our potential customers, which could result in our inability to proceed with our business plan. See the above discussion on the new Attorney General.

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

•

Our ability to raise funds, to fund completion of EDC’s Cannatech Agriculture Center;

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

•

Our ability, or our subsidiaries’ ability, to finance new verticals and develop commercial relationships for those verticals; and

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

A part of our business model is to invent and develop environmentally responsible technologies and once we prove that they are commercially viable, we sell and license these patented technologies to financially stable companies to service their customers. Thus our ability to commercialize our future business will be dependent upon third parties, which we will not be in a position to control and, as a result, we could be adversely affected if the third parties do not perform on their agreements with us in the manner we anticipate.

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

As of April 12, 2017, we had approximately 181 million shares of our common stock outstanding, 97 million shares underlying warrants, 63 million shares underlying outstanding convertible notes and 28 million shares underlying stock options. Until the Company has sufficient capital, the holders of some convertible notes, warrants and options have agreed not to exercise. If the holders of the securities described in this risk factor exercise or convert their securities, it will materially dilute the voting power of our outstanding common stock.

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

Our officers and directors own approximately 1.7 million shares of our common stock or approximately 1% of the shares actually outstanding. By including shares of common stock which are issuable upon exercise of outstanding vested options held by them, they beneficially own approximately 14.2 million shares or 9.4%. If all of our equity equivalents outstanding as of April 12, 2017 were exercised, we would have 300 million shares outstanding. Until the Company has sufficient capital, the holders of some convertible notes, warrants and options have agreed not to exercise. For that reason, a third party could obtain control of Ecosphere and change the direction of our business.

Further, as of April 12, 2017, our principal lender beneficially owned equity equivalents (meaning, under the rules of the SEC, that he and his affiliates could acquire the underlying common stock within 60 days) which, if exercised, would amount to 36.9% of our outstanding common stock. In addition, our principal lender presently holds over $4.7 million of the Company’s debt, which is scheduled to mature in December 2017. If this debt is not repaid or extended at that time, the lender will effectively acquire control of our Company. While our principal lender has been extremely helpful to date in supporting the Company by providing operating capital and has not attempted to change the direction of our business, the possibility that he could do so in the future is a risk investors should consider.

Because of our capital structure, we may be required to provide preferences to investors until such time as we are able to increase our authorized common stock which may adversely affect holders of our common stock.

As of April 12, 2017, we had issued approximately 181 million shares of common stock and reserved 188 million for issuance upon exercise and conversion of our derivative securities. Holders of some convertible notes, warrants and options have agreed to postpone exercise until such time as we increased our authorized capital. Our current authorized common stock is 300 million shares. Because of our need to raise capital, we may have to issue preferred stock with special rights and preferences which may adversely affect our common stockholders. The absence of authorized common stock may hamper our ability to raise the funds we need. Since our officers and directors only own 1.1% of our outstanding common stock, we may face obstacles in obtaining shareholder approval in increasing our authorized common stock.

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

As of April 12, 2017, we had approximately 181 million shares of common stock outstanding of which our directors and executive officers own approximately 1.7 million shares, which are subject to the limitations of Rule 144 under the Securities Act. Most of the remaining outstanding shares, including a substantial amount of shares issuable upon exercise of options, are and will be freely tradable.

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

None.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth certain information with respect to directors and executive officers of Ecosphere:

Name	Age	Positions with Ecosphere
Directors:
Dennis McGuire	66	Chairman of the Board
Dean Becker	62	Director
Michael Donn, Sr.	68	Director
Charles Vinick	69	Director
David Brooks	46	Director

Executive Officers:
Dennis McGuire	66	Chief Executive Officer and Chief Technology Officer
Michael Donn, Sr.	68	Chief Operating Officer
David Brooks	46	Chief Financial Officer
Jacqueline McGuire	53	Senior Vice President of Administration and Secretary

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

Dean Becker has served as a director from January 1, 2013 until May 4, 2016 and was reappointed on February 19, 2017. Mr. Becker has served as Chairman of the Board of Ecor Rouge Venture Laboratory since November 2016. Mr. Becker has served as Chairman of the Board for Equitable IP Holdings since November 2015. Mr. Becker has also been a co-founder of Human Health Organization since January 2015. From June 2011 through November 2013, Mr. Becker served as the Chief Executive Officer of ICAP Media, a leader in selling intellectual property. Mr. Becker is a frequent global speaker on intellectual property rights and the use of patents to include or exclude competition through licensing and enforcement of government issued rights.  Mr. Becker was selected as a director because of his expertise in monetizing intellectual property.

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

Two of Dennis and Jacqueline McGuire’s children, Dennis and Corey McGuire, have been employed by Ecosphere since 2009 and 2010, respectively. Dennis McGuire, Jr. is Ecosphere’s Director of Manufacturing and EDC’s first tenant in the Cannatech Agriculture Center project and Corey McGuire is Ecosphere’s Director of Marketing and Chief Executive Officer of SOGS. In addition, Michaela McGuire is married to Corey McGuire and has been employed by Ecosphere since 2011, respectively. She is the Company’s Controller.

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

The following table identifies the independent and non-independent Board and Committee members:

Name	Independent	Audit	Compensation
Dennis McGuire
Dean Becker
Michael Donn, Sr.
Charles Vinick	✓	✓
David Brooks

Independence

Our Board has determined that Charles Vinick is independent in accordance with standards under the NYSE MKT rules.

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

The member of the Audit Committee is Charles Vinick. Our Board has determined that Mr. Vinick is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002. Mr. Vinick is independent in accordance with the NYSE MKT independence standards for audit committees.

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

Summary Compensation Table for 2016

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer) and the two other most highly compensated executive officers serving at the end of the last fiscal year whose compensation exceeded $100,000, which we refer to as our “Named Executive Officers.”

Name and Principal Position (a)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)(2)	Stock Awards ($)(e)	Option Awards ($)(f)(3)(4)	Non-Equity Inventive Plan Compen- sation ($)(g)	Non-Qualified Deferred Compen- sation Earnings ($)(h)	All Other Compen- sation ($)(i)(5)	Total ($)(j)

Dennis McGuire	2016	450,000	—	—	269,325	—	—	422,753	1,142,078
Chief Executive Officer	2015	450,000	52,000	—	—	—	—	72,796	574,796

Michael Donn, Sr.	2016	192,500	—	—	39,308	—	—	2,669	234,477
Chief Operating Officer	2015	192,500	—	—	—	—	—	26,418	218,918

Jacqueline McGuire	2016	123,500	—	—	25,907	—	—	190	149,597
Senior VP of Administration and Corporate Secretary	2015	123,500	—	—	—	—	—	17,859	141,359

———————

(1)

This column represents salaries paid and accrued salaries that will be paid when the Company has the cash available. As of December 31, 2016, the Company has accrued a combined total of $414,937 in salaries for all Named Executive Officers.

(2)

This column represents cash bonuses.

(3)

The amounts in this column represent the fair value of the award as of the grant date as computed in accordance with FASB ASC Topic 718 and the SEC disclosure rules. These amounts represent awards that are paid in options to purchase shares of our common stock and stock appreciations rights (“SARs”) and do not reflect the actual amounts that may be realized by the Named Executive Officers. Please note that the total compensation listed for any officer in a particular year does not necessarily represent what the executive may realize in cash earnings during that period. Equity compensation is variable and depends on both the stock price and the exercise price of options. In some cases the executive may receive no compensation where options are either "under water" or expire "under water". The amounts listed for options are estimates of the value based on a number of inputs to the BSM model and are purely for the basis of accounting for the expense of the equity.

(4)

For Mr. McGuire, the amount in this column represents SARs granted and the incremental increase in value for repricing of previous issued options and SARs. For Mr. Donn and Mrs. McGuire, the amount in this column represents the incremental increase in value for repricing of previous issued options. See the section entitled Named Executive Officer Compensation Arrangements below for a description of these SARs grants.

(5)

For Mr. McGuire, the amounts in this column represent 401(K) contributions, non-cash compensation related to options and stock granted in SOGS, royalties earned and life insurance premiums paid by Ecosphere for life insurance that is for the benefit of Mr. McGuire’s beneficiaries.  For Mr. Donn and Mrs. McGuire, the amounts in this column represent 401(K) contributions and stock granted in subsidiary. See the section entitled Named Executive Officer Compensation Arrangements below for further description.

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

In April 2016, Mr. McGuire signed a three-year Employment Agreement (the “2016 Employment Agreement”) and an Amended and Restated Royalty Agreement (the “Royalty Agreement”), each effective January 1, 2016. See the section titled “Certain Relationships and Related Transactions, and Direct Independence” below for a description of the Royalty Agreement. Under the 2016 Employment Agreement, Mr. McGuire is entitled to receive a base salary of $450,000 per year, which is identical to the 2013 Employment Agreement.  Because of the liquidity issues, Mr. McGuire often has not regularly received installments of his salary. He was also granted 6,300,000 ten-year stock appreciation rights (“SARs”), exercisable at $0.115 per share with one-third vesting upon his acceptance of the grant and the balance vesting in equal increments on December 31, 2016 and December 31, 2017, subject to continued employment as of each applicable vesting date.  The SARs value is $114,770, which will be recognized over the vesting term. In May 2016, the exercise price of the SARs were reduced to $0.045 per share and the Company will record an additional expense for the incremental increase in value of $22,659 over the remaining term in connection with this exercise price reduction. The SARs are settleable in cash or common stock of Ecosphere or any subsidiary. If the SARs are settled in shares of SOGS, the exercise price shall be fixed at $0.046 per share.

In January 2016, the Company issued Mr. McGuire 875,000 shares of SOGS common stock owned by the Company.

In February 2016, SOGS granted ten-year options to purchase 7,500,000 to Mr. McGuire at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or a publicly reported company (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $343,822, calculated using the BSM method. The Company has not begun expensing the BSM value of these options as the certain milestones have not been met as of the date of this Report.

In May 2016, the Company reduced the exercise price of 6,300,000 stock options from $0.34 per share to $0.045 per share. The incremental increase in value of these options is $131,896, which the Company expensed.

As of the date of this Report, Ecosphere owes the named executive officers $637,667 representing unpaid salaries and royalties.

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

In January 2016, the Company issued Mr. Donn 450,000 shares of SOGS common stock owned by the Company.

In May 2016, the Company reduced the exercise price of 2,748,938 stock options from prices ranging between $0.42 and $0.17 per share to $0.045 per share. The incremental increase in value of these options is $39,308, which the Company expensed.

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

In January 2016, the Company issued Mrs. McGuire 300,000 shares of SOGS common stock owned by the Company.

In May 2016, the Company reduced the exercise price of 1,867,746 stock options $0.017 per share to $0.045 per share. The incremental increase in value of these options is $25,907.

Key Employees

Dennis McGuire, Jr.

Dennis McGuire, Jr. is Ecosphere's Director of Manufacturing where he supervises nine employees, supervised the successful manufacturing and completion of 43 Ozonix® units and the first Ecos PowerCube® and Ecos GrowCube™. Mr. McGuire’s responsibilities are to continually improve the manufacturing process and the Company’s fabrication capabilities. In 2016, Mr. McGuire, Jr. received compensation consisting of base salary of $165,000. This compensation arrangement was approved by Ecosphere’s Board of Directors. In addition, the Company issued Mr. McGuire 300,000 shares of SOGS common stock owned by the Company in January 2016.

Corey McGuire

Corey McGuire has been Ecosphere’s Director of Marketing since 2010 and has been Chief Executive Officer of SOGS since February 2016. Mr. McGuire works closely with Senior Management and manages all of the Company’s marketing, advertising, branding, communication and public relation activities. In 2016, Mr. McGuire received compensation consisting of base salary of $121,000. This compensation arrangement was approved by Ecosphere’s Board of Directors. In addition, the Company issued Mr. McGuire 200,000 shares of SOGS common stock owned by the Company in January 2016.

In February 2016, SOGS granted ten-year options to purchase 10,000,000 to Mr. McGuire at an exercise price of $0.0468 per share. The options will vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or publicly reported (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $458,430, calculated using the BSM method. The Company has not begun expensing the BSM value of these options as the certain milestones have not been met as of the date of this Report.

Michaela McGuire

Michaela McGuire has been Ecosphere’s Controller since 2013 and previously was the Company’s Assistant Controller from 2011 through 2013. She is married to Corey McGuire. She works closely with the Company’s Chief Financial Officer, has reduced the Company’s costs in assisting with the financial reporting, and related duties. In 2016, Mrs. McGuire received compensation consisting of base salary of $80,300. Together with all other employees in the Company, Mrs. McGuire received 150,000 shares of SOGS common stock owned by the Company.

Insurance Benefits

Ecosphere pays a portion of the premiums on a $5 million term life insurance policy owned by Mr. Dennis McGuire, Sr. with the beneficiaries selected by Mr. McGuire.

Discretionary Bonuses

Each of our executive officers is eligible for discretionary bonuses as determined by the Board.

Potential Payments upon Termination

Except for Mr. Dennis McGuire, our executive officers are not subject to any employment agreements which provide for any termination payments. Under his Employment Agreement, Mr. McGuire is entitled to severance payments if his employment is terminated upon death, disability, for Good Reason and upon a Change of Control of Ecosphere.

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

Outstanding Awards at Fiscal Year End

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2016:

Outstanding Equity Awards At 2016 Fiscal Year-End

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options	Options	Exercise	Option
	(#)	(#)	Price	Expiration
	Exercisable	Unexercisable	($)	Date
Name (a)	(b)	(c)	(e)	(f)

Dennis McGuire	6,300,000 (2)	—	0.34	4/25/18
	4,200,000 (2)	2,100,000 (3)	0.05	4/14/26

Michael Donn, Sr.	157,500 (2)	—	0.05	1/2/2017
	2,591,438 (2)	—	0.05	11/26/19

Jacqueline McGuire	157,500 (1)	—	0.42	1/2/17
	1,867,746 (2)	—	0.05	11/26/19

———————

(1)	These options have expired.

(2)	Mr. McGuire, Mr. Donn and Mrs. McGuire have agreed not to exercise these options pending an increase in authorized capital.

(3)	These unvested options vest on December 31, 2017, subject to continued employment on each applicable vesting date.

The vesting of the unvested options described in the table above is subject to continued service or employment, as applicable, on the remaining vesting dates.

Compensation of Directors

We do not pay cash compensation to our directors for service on our Board of Directors. Non-employee members of our Board of Directors receive grants under our Equity Incentive Plan. In 2016, Mr. Charles Vinick waived the award.

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

In 2016, Mr. Charles Vinick was the only director eligible for an automatic grant. Mr. Vinick chose not to accept his right to the automatic annual grant.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of Ecosphere’s common stock beneficially owned as of April 10, 2017 by (i) those persons known by Ecosphere to be owners of more than 5% of our common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all executive officers and directors as a group. Unless otherwise noted in the footnotes below, the address of the shareholder is c/o Ecosphere Technologies, Inc. 3515 S.E. Lionel Terrace, Stuart, FL 34997.

		Amount
	Name of	Beneficially	Percent of
Title of Class	Beneficial Owner	Owned (1)	Class (1)

Common Stock	Dennis and Jacqueline McGuire (2)	11,123,378	5.9%

Common Stock	Michael Donn, Sr. (3)	566,844	0.3%

Common Stock	David Brooks (4)	0	0%

Common Stock	Charles Vinick (5)	2,518,761	1.4%

Common Stock	Dean Becker (6)	3,150,000	1.8%

Common Stock	All directors and executive officers as a group (6 persons)	16,260,973	9.4%

Common Stock	Ronald Heller (7)	23,324,998	11.9%

Common Stock	David Nagelberg (8)	11,675,000	6.3%

Common Stock	William O. Brisben (9)	100,805,710	36.9%

———————

* Less than 1%

(1)

Applicable percentages are based on 177,038,370 shares outstanding on April 10, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. These shares are also included in the shareholders beneficial ownership. The table does not include unvested options. Unless otherwise indicated in the footnotes to this table, Ecosphere believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)

McGuire: Includes 6,300,000 shares issuable upon the exercise of vested options owned by Mr. McGuire and 4,200,000 issuable upon the exercise of vested stock appreciation rights. Mr. McGuire disclaims beneficial ownership of the securities held solely in Mrs. McGuire’s name and Mrs. McGuire disclaims beneficial ownership of the securities held solely in Mr. McGuire’s name, and this disclosure shall not be deemed an admission that either is the beneficial owner of the other’s securities solely held in that person’s name for any purpose. Does not include 18,889,500 vested options that Mr. McGuire has agreed not to exercise until such time as the Company increases its authorized capital which will not take place within 60 days of the filing of this report. Does not include 1,867,746 vested options that Mrs. McGuire has agreed not to exercise until such time as the Company increases its authorized capital which will not take place within 60 days of the filing of this report.  Both Mr. and Mrs. McGuire are executive officers and Mr. McGuire is a director.

(3)

Donn: Mr. Donn is a director and an executive officer. Does not include 2,591,438 vested options that Mr. Donn has agreed not to exercise until such time as the Company increases its authorized capital which will not take place within 60 days of the filing of this report.

(4)	Brooks: Mr. Brooks is a director and executive officer.

(5)	Vinick: Mr. Vinick is a director and a former executive officer. Includes 1,926,003 shares of common stock issuable upon the exercise of vested options.

(6)	Becker: Mr. Becker is a director. Represents shares of common stock issuable upon the exercise of vested options that are beneficially owned by an entity controlled by Mr. Becker.

(7)

Heller: Mr. Ronald Heller has voting and dispositive control over the reported securities. Represents (i) 11,591,304 shares of common stock underlying convertible notes and (ii) 12,216,665 shares issuable upon the exercise of warrants. Address is: 700 East Palisades Avenue, Englewood, NJ 07632.

(8)

Nagelberg: Mr. David Nagelberg has voting and dispositive control over the reported securities. Represents (i) 5,800,000 shares of common stock underlying convertible notes and (ii) 6,116,666 shares issuable upon the exercise of warrants. Address is: 939 Coast Blvd., Unit 21 DE, La Jolla, CA 92037.

(9)

Brisben: Mr. William O. Brisben has voting and dispositive control over the reported securities.  Includes the following securities held by William O. Brisben: 4,921,472 shares of common stock. Also includes the following securities held by Brisben Water Solutions, LLC of which William O. Brisben is manager: (i) 64,110,325 shares issuable upon the exercise of warrants and (ii) 31,773,913 shares of common stock underlying convertible notes. Address is: 23 N. Beach Road, Jupiter Island, FL 33455.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On January 8, 2013, Ecosphere and Dean Becker, a director of Ecosphere, entered into a Business Consulting Services Agreement. Under the Consulting Agreement, Mr. Becker’s role was to assist Ecosphere in monetizing its intellectual property through sales or licenses. In consideration for his services, Mr. Becker received a fee of $250,000 per year. Additionally, Mr. Becker was granted 3,150,000 five-year stock options exercisable at $0.35 per share. As additional compensation, Mr. Becker would receive 2% of all revenues generated from the sale or license of Ecosphere’s intellectual property that was consummated as a result of introductions from Mr. Becker or negotiation assistance from him. This Consulting Agreement was terminated in December 2015.

On January 22, 2016, the Board cancelled $146,624 of the $166,624 the Company owed Mr. Becker. In exchange for the cancellation, the Company issued Mr. Becker an option to purchase 2,000,000 fully vested stock options of SOGS exercisable at $0.046 per share subject to the execution of certain agreements.  On March 3, 2016, the number of options were increased from 2,000,000 to 3,132,991 shares.

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

Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a perfected security interest (subordinate to all creditors and shareholders of Company) in all of the Inventions and all cash and other property generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. Unless the Company has undergone a change of control, Ecosphere will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. In 2015, Mr. McGuire received no royalties. At December 31, 2016, the Company accrued $44,332 in royalties of the $54,332 he earned.

Jacqueline McGuire and Michael Donn, Sr., are the wife and brother-in-law of Mr. Dennis McGuire, our Chairman of the Board and Chief Executive Officer. We also employ five other members of their families including two of Mr. and Mrs. McGuire's children including Dennis McGuire, Jr., Ecosphere’s Director of Manufacturing and Corey McGuire, Director of Marketing and Chief Executive Officer of SOGS. See “Executive Compensation” for further information.

During 2015, Brisben Water Solutions, LLC (“Brisben”) loaned the Company $1,400,000 at 10% annual interest –with the exception of a $150,000 advance bearing fixed interest of $10,000, which advance has since been repaid and $125,000 bearing fixed interest of $12,500 that was loaned in December 2015 (“December 2015 Note”)— and extended the maturity of the prior loans to September 12, 2016 (with the exception of the December 2015 Note maturing in April 2016, unless unpaid). Brisben was issued an amended note convertible into common stock of the Company at $0.115 per share and warrants to purchase 21,739,130 shares of the Company’s common stock exercisable at $0.115 per share.

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

In June 2016, Brisben was issued five-year warrants to purchase 30,997,282 of the Company’s common stock exercisable at $0.045 per share. This warrant cancelled 30,997,282 previously issued warrants at an exercise price of $0.115. In addition, Brisben was issued five-year warrants to purchase 28,765,217 shares of the Company’s common stock exercisable at $0.045 per share. This warrant cancelled 20,069,565 previously issued warrants at an exercise price of $0.115. These warrants were issued in connection with an amended, restated and consolidated convertible note in the aggregate principal amount of $3,404,000 that was later amended in September 2016 for additional loans.

In June 2016, the Company entered into a royalty agreement with Brisben. During the 30-year term of the agreement, the Company shall pay the lender an amount equal to 5% of the gross revenue received on a cash basis from the Company’s first facility at the CannaTech Agriculture Center when it becomes operational. In September 2016, the Company increased the royalty rate to 7% of gross revenue as consideration for additional loans. As of December 31, 2016, the Company has not accrued or paid any royalties related to this agreement.

In September 2016, Brisben was issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000 taking into account the additions of $1.4 million during 2016. The note is convertible into common stock of the Company at $0.115 per share and accruing interest at a rate of 10% per annum and matures in December 2016. In addition, Brisben was issued five-year warrants to purchase 4,347,826 shares of the Company common stock exercisable at $0.045 per share. Simultaneously with issuance of the note, the Company and the Lender amended their 5% royalty agreement as described above pursuant to which Brisben will now receive 7% of certain revenues from one of the Company’s proposed agriculture centers.

In November 2016, the Company issued a secured promissory note for $500,000 to Brisben maturing in December 2017. This note accrues interest at a rate of 10% per annum.

In February 2017, the Company and SOGS issued a secured promissory note for $500,000 to Brisben maturing in December 2017. This note accrues interest at a rate of 10% per annum. The Company and SOGS will be jointly and severally liable for the repayment of the Note.  At any time prior to maturity, amounts of principal and accrued interest under the Note will be convertible into shares of common stock of SOGS. As of the date of this Report, the Company has borrowed $500,000 under this note.

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

In June 2016, the Company entered an agreement with Messrs. Ronald Heller and David Nagelberg (or entities they control), each of whom are 5% beneficial owners of the Company’s securities, to amend the Company’s 10% convertible notes in an outstanding aggregate principal balance of $2,000,000, to extend the maturity of such notes, originally due December 15, 2016, to December 15, 2017. In connection with the extension of the maturity date, the Company reduced the exercise price of 18,333,331 warrants held by Messrs. Heller and Nagelberg from $0.115 to $0.045 per share and extended the expiration date of the warrants to June 3, 2021. Messrs. Heller and Nagelberg also agreed that at any time there is an effective registration statement on Form S-1 or other appropriate form, they will exercise the warrants for cash rather than on a cashless basis.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES.

All of the services provided and fees charged by Salberg & Company, P.A., or Salberg, were approved by our Audit Committee. The following table shows the fees paid to Salberg, our principal accountant for the fiscal years ended December 31, 2016 and 2015.

	2016	2015
Audit Fees (1)	$84,000	$108,000
Audit Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$84,000	$108,000

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

(3)

Exhibits

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-K	5/12/14	3.1
3.2	Bylaws, as amended	10-K	5/12/14	3.2
10.1	Amended and Restated Securities Purchase Agreement, dated as of February 10, 2015	8-K	2/13/15	10.1
10.2	Amended and Restated Convertible Promissory Note due September 12, 2015	8-K	2/13/15	10.2
10.3	Form of Warrant, dated as of February 10, 2015	8-K	2/13/15	10.3
10.4	Amended and Restated 2006 Equity Incentive Plan*	10-K	4/15/15	10.23
10.5	Form of Securities Purchase Agreement dated March 19, 2015	8-K	3/26/15	10.1
10.6	Form of Convertible Note dated March 19, 2015	8-K	3/26/15	10.2
10.7	Form of Warrant dated March 19, 2015	8-K	3/26/15	10.3
10.8	Form of Warrant	8-K	3/27/15	10.1
10.9	Form of Securities Purchase Agreement dated May 8, 2015	8-K	5/14/15	10.1
10.10	Form of Convertible Note dated May 8, 2015	8-K	5/14/15	10.2
10.11	Form of Warrant dated May 8, 2015	8-K	5/14/15	10.3
10.12	Form of Security Agreement dated May 8, 2015	8-K	5/14/15	10.4
10.13	Form of Securities Purchase Agreement dated June 18, 2015	8-K	7/15/15	10.1
10.14	Form of Convertible Note dated June 18, 2015	8-K	7/15/15	10.2
10.15	Form of Warrant dated June 18, 2015	8-K	7/15/15	10.3
10.16	Form of Security Agreement dated June 18, 2015	8-K	7/15/15	10.4
10.17	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.1
10.18	Extension Agreement dated August 25, 2015	8-K	9/3/15	10.2
10.19	Form of Securities Purchase Agreement dated January 5, 2016	8-K	1/12/16	10.1
10.20	Form of Convertible Note dated January 5, 2016	8-K	1/12/16	10.2
10.21	Form of Warrant dated January 5, 2016	8-K	1/12/16	10.3
10.22	Form of Amended, Restated and Consolidated Convertible Note dated February 29, 2016	8-K	3/8/16	10.1
10.23	Form of Amended, Restated and Consolidated Convertible Note dated May 4, 2016	8-K	5/9/16	10.1
10.24	Form of Security Agreement, dated May 4, 2016	8-K	5/9/16	10.2
10.25	Form of Warrant, dated May 4, 2016	8-K	5/9/16	10.3
10.26	Form of Amended, Restated and Consolidated Convertible Note dated June 2, 2016	8-K	6/9/16	10.1
10.27	Form of Security Agreement, dated June 2, 2016	8-K	6/9/16	10.2
10.28	Form of Amended and Restated Warrant (I), dated June 2, 2016	8-K	6/9/16	10.3

10.29	Form of Amended and Restated Warrant (II), dated June 2, 2016	8-K	6/9/16	10.4
10.30	Form of Amended Note dated June 6, 2016	8-K	6/9/16	10.5
10.31	Form of Extension Agreement, dated June 6, 2016	8-K	6/9/16	10.6
10.32	Form of Amended Warrant, dated September 12, 2016	8-K	6/9/16	10.7
10.33	Form of Note Purchase Agreement	10-Q	8/22/16	10.8
10.34	Form of Note	10-Q	8/22/16	10.9
10.35	Form of Security Agreement	10-Q	8/22/16	10.10
10.36	Form of Business Consulting Agreement	10-Q	8/22/16	10.11
10.37	Form of Supplementary Agreement	10-Q	8/22/16	10.12
10.38	Form of Amended, Restated and Consolidated Convertible Note dated May 4, 2016	8-K	9/1616	10.1
10.39	Form of Amended Royalty Agreement, dated as of September 12, 2016 (EDC)	8-K	9/16/16	10.2
10.40	Form of Secured Promissory Note, dated October 5, 2016	8-K	11/9/16	10.1
10.41	Form of Security Agreement, dated October 5, 2016	8-K	11/9/16	10.2
21.1	List of Subsidiaries				Filed
23.1	Consent of Salberg & Co. PA				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished
101.INS	XBRL Taxonomy Extension Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

———————

* Management compensatory agreement

**Filed pursuant to a confidential treatment request for certain portions of this document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ecosphere Technologies, Inc.

Date: April 17, 2017	By:	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Brooks	Chief Financial Officer	April 17, 2017
David Brooks	(Principal Financial Officer and Chief Accounting Officer)

Director
Dean Becker

/s/ Michael Donn, Sr.	Director	April 17, 2017
Michael Donn, Sr.

/s/ Dennis McGuire	Director	April 17, 2017
Dennis McGuire

/s/ Charles Vinick	Director	April 17, 2017
Charles Vinick

/s/ David Brooks	Director	April 17, 2017
David Brooks

ECOSPHERE TECHNOLOGIES, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Ecosphere Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ecosphere Technologies, Inc. and its Subsidiaries as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of $7,973,214 and $23,067,761 in 2016 and 2015, respectively, and cash used in operating activities of $3,137,122 and $1,761,946 in 2016 and 2015, respectively.  At December 31, 2016, the Company had a working capital deficiency, stockholders' deficit and accumulated deficit of $12,909,114, $15,948,881 and $139,872,236 respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

April 17, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Assets
Current assets
Cash	$18,984	$94
Accounts receivable, net	—	50,806
Inventory, net	950,604	799,323
Prepaid expenses and other current assets	27,226	21,295
Total current assets	996,814	871,518
Property and equipment, net	1,114,646	846,974
Slow moving inventory, net	—	215,786
Patents, net	170,209	179,610
Deposits	79,915	21,340
Total assets	$2,361,584	$2,135,228

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit
Current liabilities
Accounts payable	$1,570,018	$1,323,127
Bank overdraft	—	37,319
Accrued liabilities	2,767,025	1,632,310
Customer deposits	1,563,400	1,301,400
Current portion of deferred revenue	25,000	25,000
Current portion of convertible notes payable, net of discounts	6,544,737	5,662,900
Current portion of notes payable, net of discounts	856,304	70,429
Related party notes payable	190,340	54,000
Current portion of financing obligations	12,122	70,337
Current portion of capital lease obligation	16,326	16,762
Advance on capital raise	200,000	—
Fair value of liability of derivative instruments	160,656	—
Total current liabilities	13,905,928	10,193,584
Deferred revenue, net of current portion	426,042	451,042
Notes payable, net of current portion	791,000	81,720
Financing obligations, net of current portion	18,920	29,111
Capital lease obligation, net of current portion	—	13,852
Total liabilities	15,141,890	10,769,309

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at December 31, 2016 and 2015; $25,000 per share redemption amount plus dividends in arrears (liquidation value of $1,270,994 at December 31, 2016)	1,270,994	1,248,494
Series B - 484 shares authorized; 241 shares issued and outstanding at December 31, 2016 and 2015, respectively; $2,500 per share redemption amount plus dividends in arrears (liquidation value of $2,697,789 at December 31, 2016)	2,697,789	2,637,537
Total redeemable convertible cumulative preferred stock	3,968,783	3,886,031

Commitments and contingencies (Note 17)

Stockholders’ deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 173,713,047 and 165,168,894 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,737,129	1,651,689
Common stock issuable, $0.01 par value; 1,000,000 and 500,000 issuable at December 31, 2016 and 2015, respectively	10,000	5,000
Additional paid-in capital	122,176,226	118,522,429
Accumulated deficit	(139,872,236)	(132,397,790)
Total Ecosphere Technologies, Inc. stockholders' deficit	(15,948,881)	(12,218,672)
Noncontrolling interest in consolidated subsidiaries	(800,208)	(301,440)
Total stockholders’ deficit	(16,749,089)	(12,520,112)
Total liabilities, redeemable convertible cumulative preferred stock and stockholders’ deficit	$2,361,584	$2,135,228

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2016	2015
Revenues
Equipment sales and licensing	$25,000	$573,958
Field services	33,854	—
Aftermarket part and product sales	32,303	138,715
Aftermarket part and product sales, related party	—	8,506
Total revenues	91,157	721,179

Costs and expenses
Equipment sales and licensing costs (exclusive of depreciation shown below)	28,787	465,099
Field services costs (exclusive of depreciation shown below)	27,307	—
Aftermarket part and product costs (exclusive of depreciation shown below)	36,473	77,381
Selling, general and administrative	4,660,217	4,657,241
Depreciation and amortization	353,561	367,297
Bad debt	3,643	285,170
Total costs and expenses	5,109,988	5,852,188

Loss from operations	(5,018,831)	(5,131,009)

Loss and impairment on investment in unconsolidated investee	—	(12,668,298)

Other income (expense)
Interest expense	(1,127,820)	(3,368,061)
Change in fair value of derivative instruments	288,051	—
Loss on abandonment of lease	(87,994)	—
Loss on debt extinguishment	(1,988,742)	(1,696,007)
Loss on impairment of assets	(3,148)	(207,912)
Loss on sale/disposal of fixed assets, net	(36,271)	—
Other, net	1,541	3,526
Total other expense, net	(2,954,383)	(5,268,454)

Net loss	(7,973,214)	(23,067,761)

Preferred stock dividends	(82,752)	(82,752)

Net loss applicable to common stock before allocation to non-controlling interest	(8,055,966)	(23,150,513)
Less: net loss applicable to non-controlling interest in consolidated subsidiaries	498,768	133,936

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,557,198)	$(23,016,577)

Net loss per common share applicable to common stock
Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)

Weighted average number of common shares outstanding
Basic	169,747,466	165,294,921
Diluted	169,747,466	165,294,921

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2016 and 2015

	Ecosphere Technologies, Inc. Stockholders’ Deficit
	Issued		Issuable		Additional		Non-
	Common Stock		Common Stock		Paid-In	Accumulated	controlling
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Interest	Total
Balance at December 31, 2015	165,168,894	$1,651,689	500,000	$5,000	$118,522,429	$(132,397,790)	$(301,440)	$(12,520,112)
Common stock issued for conversion of convertible notes	8,044,153	80,440	1,000,000	10,000	346,982	—	—	437,422
Issuance of issuable shares	500,000	5,000	(500,000)	(5,000)	—	—	—	—
Common stock issued in subsidiary owned by Parent company as consideration for convertible notes extension	—	—	—	—	119,614	—		119,614
Common stock issued in subsidiary owned by Parent company to Parent company employees	—	—	—	—	161,644	—	—	161,644
Stock options in subsidiary granted and vested to employees, directors and consultants	—	—	—	—	489,997	—	—	489,997
Stock options granted and vested to employees, directors and advisors	—	—	—	—	462,485	—	—	462,485
Note discount from convertible debt	—	—	—	—	455,306	—	—	455,306
Preferred stock dividends	—	—	—	—	(82,752)	—	—	(82,752)
Warrants issued for debt modifications	—	—	—	—	264,783	—	—	264,783
Warrant modifications	—	—	—	—	1,297,557	—	—	1,297,557
Warrant grant as consideration for services	—	—	—	—	43,306	—	—	43,306
Reclassification of embedded conversion option derivative liability upon conversion of debt	—	—	—	—	94,876	—	—	94,876
Net loss, 2016	—	—	—	—	—	(7,474,446)	(498,768)	(7,973,214)
Balance at December 31, 2016	173,713,047	$1,737,129	1,000,000	$10,000	$122,176,226	$(139,872,236)	$(800,208)	$(16,749,089)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2016	2015
Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(7,557,198)	$(23,016,577)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	82,752	82,752
Depreciation and amortization	353,561	367,297
Non-controlling interest in loss of consolidated subsidiaries	(498,768)	(133,936)
Loss on lease abandonment	87,994	—
Amortization of discount on notes payable	290,709	2,674,139
Modification of warrants and options	—	41,700
Loss on debt extinguishment	1,988,742	1,696,007
Stock-based compensation expense	1,157,432	472,969
Shares issued for note extension	—	47,826
Loss on sale of fixed assets, net	36,271	—
Gain from change in fair value of derivative liability	(288,051)	—
Loss and impairment on investment in unconsolidated investee	—	12,668,298
Impairment of assets	3,148	207,912
Bad debt expense	3,643	285,170
Write-down of inventory	—	557,553
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	47,163	(280,836)
(Increase) decrease in prepaid expenses and other current assets	(25,769)	133,401
Increase in inventory	(473,227)	(942,111)
Increase in accounts payable	307,898	905,408
Increase in accrued liabilities	1,152,367	651,299
Decrease in restricted cash	—	50,050
Decrease in slow moving inventory	15,786	—
Increase in deposits	(58,575)	(6,500)
(Decrease) increase in deferred revenue	(25,000)	476,042
Increase in customer deposits	262,000	1,300,191
Net cash used in operating activities	(3,137,122)	(1,761,946)
Investing Activities:
Proceeds from sale of fixed assets	215,000	—
Purchase of property and equipment	(501,438)	(8,999)
Payment of patent costs	(5,525)	(1,865)
Net used in investing activities	(291,963)	(10,864)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants, net of debt issuance costs	1,704,000	1,400,000
Proceeds from stock purchase in consolidated subsidiary	—	445,000
Proceeds from notes payable	1,494,155	150,000
Proceeds from advance on capital raise	200,000	—
Proceeds from related party notes payable	169,733	54,000
Payment of offering costs	—	(18,951)
Bank overdraft fee	(37,319)	37,319
Repayments of notes payable and insurance financing	—	(249,588)
Repayments of notes payable to related parties	(33,392)	—
Repayments of vehicle and equipment financing	(40,745)	(65,361)
Principal payments on capital leases	(8,457)	(11,315)
Net cash provided by financing activities	3,447,975	1,741,104
Net increase (decrease) in cash	18,890	(31,706)
Cash at beginning of year	94	31,800
Cash at end of year	$18,984	$94

 (Continued)

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	For the years ended December 31,
	2016	2015
Supplemental Cash Flow Information:

Cash paid for interest	$19,838	$89,555
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:

Accrued preferred stock dividends	$82,752	$82,752
Conversion of convertible notes to common stock	$437,422	$—
Modification of warrants and options	$—	$41,701
Reclassification of embedded conversion option liability upon conversion of debt	$94,876	$—
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$702,095	$1,231,669
Insurance premium finance contract recorded as prepaid asset	$24,469	$99,588
Reclassification of equipment in inventory to property and equipment	$291,903	$—
Equipment financing	$—	$45,000

The accompanying notes are an integral part of these consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

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

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Company and its subsidiaries, which include wholly-owned Ecosphere Development Company, LLC (“EDC”), majority-owned Sea of Green Systems, Inc (“SOGS”) and Ecosphere Mining, LLC (“Mining”) and minority-owned Fidelity National Environmental Solutions, LLC (“FNES”).

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

Going Concern

Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss of $7,973,214 in 2016, and cash used in operating activities of $3,137,122 and $1,761,946 in 2016 and 2015, respectively.  At December 31, 2016, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $12,909,114, $15,948,881 and $139,872,236, respectively. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

As of April 6, 2017, Ecosphere had cash on hand of approximately $44,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. These factors raise substantial doubt about the Company’s ability to continue as a going concern. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

In addition to needing capital to support its operations, as of the date of this Report, Ecosphere has all of its convertible notes payable, notes payable and related party notes payable due within the next 12 months.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ecosphere and its majority owned subsidiaries (Sea of Green Systems, Inc., Ecosphere Mining, LLC and Ecosphere Development Company, LLC). All other subsidiaries are inactive. The Company accounted for its 30.6% investment in FNES under the equity method (See Note 3) through September 30, 2015. All intercompany account balances and transactions have been eliminated.

Noncontrolling Interest

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations based on its 92.5% ownership.

Through August 13, 2015, the Company owned 100% of SOGS. From August 14, 2015 through December 31, 2015, the Company reduced its ownership in SOGS through the sale and issuance of shares of SOGS common stock and at December 31, 2015, the Company’s ownership in SOGS was approximately 69.49%. As of January 7, 2016 and through the date of this Report, ETI’s ownership in SOGS has been reduced to 59.92% (excludes pledged shares held by ETI). Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations based on its ownership.

The Company’s interest in SOGS may be further diluted by the following:

	For the Year Ended
	December 31,
	2016	2015
Convertible debt(1)	1,858,408	923,913
Options and warrants to purchase common stock	1,450,000	1,450,000
Total Anti-Dilutive Potential Common Stock	3,308,408	2,373,913

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

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at December 31, 2016 or 2015.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated at their estimated net realizable value. The Company reviews its accounts to estimate losses resulting from the inability of its customers to make required payments. Any required allowance is based on specific analysis of past due accounts and also considers historical trends of write-offs. Past due status is based on how recently payments have been received from customers. At December 31, 2015, the Company recorded an allowance of $285,170 or 100% of the balance in connection with related party accounts receivable and at December 31, 2016, the Company recorded an additional allowance for doubtful accounts of $3,643 in connection with two of the Company’s customers that have had uncollectable balances for 3 months or more.

Inventory

Inventory is comprised of raw materials to manufacture Ozonix® and Ecos GrowCube™ equipment. In addition, the Company has work-in-process representing indoor Ecos GrowCube™ units being manufactured for equipment orders received from SOGS. Inventory on hand at each respective balance sheet date is stated at the lower of cost or market with cost determined using a weighted average methodology. See Note 10 for security interest in inventory.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at December 31, 2016 and December 31, 2015 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $11,609 and $11,558 for the years ended December 31, 2016 and 2015, respectively.

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

DECEMBER 31, 2016 AND 2015

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

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment. Upon conversion of a convertible note with a bifurcated derivative, the derivative is marked to fair value and reclassified to equity and the conversion shares are recorded at the debt amount.

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

Revenue Recognition

For each of our revenue sources we have the following policies:

Equipment and Component Sales

Revenues from inventoried product sales are recognized upon the final delivery of such product to the customer. Any deposits received from a customer prior to such delivery are accounted for as customer deposits on the balance sheet. At December 31, 2016 and December 31, 2015, customer deposits amounted to $1,563,400 and $1,301,400 respectively. See Note 7.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

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

Product Warranties

The Company accrues for product warranties when the loss is probable and can be reasonably estimated. At December 31, 2016 and 2015, the Company has no product warranty accrual given its lack of long-term historical warranty experience. In 2013, the Company sold two Ozonix® EF80 units to Fidelity National Environmental Solutions, LLC and the warranty periods on those units ended in July and November 2015. In 2014, the Company sold two Ozonix® EF10M units to a company in Brazil and Fidelity National Environmental Solutions, LLC and the warranty periods on those units ended during 2015. In 2015, the Company sold one Ozonix® EF10M unit to a company in Malaysia and the warrant period ended in late 2016.

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the years ended December 31, 2016 and 2015, the Company’s research and development costs $310,620 and $638,866, respectively.

Advertising

The Company conducts advertising for the promotion of its products and services. In accordance with ASC 720-35, Advertising Costs, are charged to operations when incurred and totaled $16,126 and $110,370 for the years ended December 31, 2016 and 2015, respectively.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

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

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 31, 2016, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Segments

The Company follows the guidance of ASC 280-10 for “Disclosures about Segments of an Enterprise and Related Information.” During 2016 and 2015, the Company only operated in one segment; therefore, segment information has not been presented.

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

For the year ended December 31, 2016 and 2015, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Anti-Dilutive Potential Common Shares

Ecosphere Technologies, Inc.

	For the year ended December 31,
	2016	2015
Convertible debt	69,225,881	48,931,159
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	125,538,708	102,330,763
Total Anti-Dilutive Potential Common Shares	195,127,086	151,624,419

New Accounting Standards

There are no new accounting pronouncements that became effective during the period ended December 31, 2016 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after December 31, 2016, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

ASU 2016-15

In August 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

ASU 2016-02

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. Based on current operations, the Company does not expect this standard to have a material impact on its consolidated financial statements.

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

ASU 2014-09

In May 2014, the Financial Accounting Standards Board issued Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which i) clarify the application of the principal versus agent guidance; ii) clarify the guidance relating to performance obligations and licensing; iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of 2018 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company currently plans to adopt the new standard effective January 1, 2018 and does not believe the adoption of this standard will have a material impact on the amount or timing of its revenues.

ASU 2015-03

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2016, this ASU has not had a material impact on the consolidated balance sheets current presentation.

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

ASU 2014-15

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for its annual period beginning December 31, 2016. The Company has reflected the related disclosure requirements associated with the standard in Note 1.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

3.

INVESTMENT IN UNCONSOLIDATED INVESTEE

The Company accounted for its 30.6% investment in FNES using the equity method of accounting. Condensed summary financial information for FNES as of September 30, 2015 is as follows:

September 30, 2015

ASSETS
Cash	$198,793
Accounts receivable, net	212,241
Property and equipment, net	2,951,490
Inventory, net	97,075
Prepaid Expenses and other current assets	38,708
Intangible Assets, net	1,631,945
Slow moving inventory	24,864
Deposits	6,796
Total Assets	$5,161,912

LIABILITIES AND MEMBERS' EQUITY
Accounts payable and accrued expenses	$315,279
Accounts payable, related party	162,240
Financing obligations	13,077
Debt	1,306,613
Debt, related party	2,674,793
Members’ equity	689,910
Total liabilities and members equity	$5,161,912

For the nine months ended September 30, 2015

STATEMENT OF OPERATIONS
Revenues	$1,135,220
Cost of sales	1,178,915
Gross profit (loss)	(43,695)
Operating expenses	2,792,089
Operating loss	(2,835,784)
Other income	2,008
Gain on sale of fixed assets	500,000
Other expense	(138,555)
Net loss	(2,472,331)
Ownership interest (rounded)	31%
Share of net loss	$(756,343)
Elimination of intra-entity profit	$—
Total equity interest loss recorded	$(756,343)
Investment	$11,911,955
Investment impairment	$(11,911,955)
Investment value	$—

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

DECEMBER 31, 2016 AND 2015

In accordance with ASC 323-10-35-20, the Company discontinued applying the equity method at September 30, 2015 as the investment was reduced to zero.

4.

ACCOUNTS RECEIVABLE

As of December 31, 2016, there was no accounts receivable balance. The Company recorded an additional allowance for doubtful accounts of $3,643 in connection with two of the Company’s customers that have had uncollectable balances for 3 months or more.

As of December 31, 2015, accounts receivable in the amount of $50,806 consisted primarily of amounts due from two customers, one for revenue related to equipment sales and the other for miscellaneous product sales. The Company recorded an allowance for doubtful accounts of 100% in connection with its related party accounts receivable from FNES of $285,170 as of December 31, 2015.

5.

PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized as follows:

	December 31,
	2016	2015
Prepaid insurance	$8,425	$16,549
Vendor advances	18,102	—
Prepaid professional fees	195	2,410
Other	504	2,336
Total prepaid expenses and other current assets	$27,226	$21,295

6.

INVENTORY

Inventory consists of the following:

	December 31,
	2016	2015
Raw materials	$46,113	$79,335
Work in process	904,491	469,988
Finished goods	—	250,000
Total	$950,604	$799,323

At December 31, 2016, the Company took a reserve on 100% of the slow moving inventory since the items have stayed stagnant for over one year. The Company transferred the Ecos PowerCube® and Ecos GrowCube® from its slow moving and finished goods inventories into fixed assets as demonstration equipment. The Company is currently manufacturing equipment orders received in 2015 and 2016 from two customers for fifteen turn-key, hydroponic growing systems being manufactured by Ecosphere for SOGS currently represented in work-in-process.

At December 31, 2015, the Company had one one Ecos GrowCube™ in finished goods. The Ecos GrowCube™ unit was being held in Nevada for a trial period by customer and is now in Washington state for another trial. The Nevada customer has placed an order for Ecos GrowCube™ units being manufactured by Ecosphere Technologies, Inc. represented in work-in-process as of December 31, 2016 and 2015 (see Note 7). The finished goods unit was reclassified in 2016 to property and equipment as a demonstration unit and is being depreciated over 5 years as noted above (see Note 8).

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

7.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	December 31,
	2016	2015
Customer A	$1,293,900	$1,261,400
Customer B	237,000	40,000
Customer C	32,500	—
Total customer deposits	$1,563,400	$1,301,400

As of December 31, 2016, the Company had customer deposits of approximately $1.6 million in connection with growing equipment orders received in 2015 and 2016. The Company had work-in-process inventory related to these deposits of $829,223. In accordance with the manufacturing agreement, 80% of the selling price of Customer A and Customer B, or $1,224,720, was advanced by SOGS to Ecosphere, the related party manufacturer.

As of December 31, 2015, the Company had customer deposits of $1.3 million in connection with a SOGS growing system order for 10 units received in 2015. The Company had work-in-process inventory related to these deposits of $469,988. In accordance with the sales contracts, 80% of the selling price, or $1,041,120, was advanced by SOGS to Ecosphere, the related party manufacturer.

In January 2015, the Company received an upfront, non-refundable licensing fee and in accordance with SAB Topic 13f, the Company will be amortizing it over the 20-year term of the licensing agreement. For the year ended December 31, 2016 and 2015, the Company recorded $25,000 and $23,958 as equipment sales and licensing revenue, respectively. The remaining $451,042 of the licensing fee is recorded as deferred revenue with $25,000 in current and $426,042 will be amortized over the 20-year period.

8.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	Estimated Useful	December 31,
	Lives in Years	2016	2015
Machinery and equipment	5	$1,439,345	$1,905,603
Furniture and fixtures	5 to 7	303,026	358,974
Automobiles and trucks	3 to 5	122,437	142,141
Leasehold improvements	5	912,594	526,659
Office equipment	5	618,904	620,858
		3,396,306	3,554,235
Less total accumulated depreciation		(2,281,660)	(2,707,261)
Property and equipment, net		$1,114,646	$846,974

During the year ended December 31, 2016, the Company and EDC began constructing its first turn-key growing facility for the first phase of a Cannatech Agriculture Center in Washington State. In connection with the construction, the Company had additions to leasehold improvements of approximately $0.5 million that consisted of buildings, engineering and development costs.

The Company sold various plant equipment and inventory resulting in a loss on sale and disposal of $36,271 during the year ended December 31, 2016.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

At December 31, 2015, the Company took an impairment of $207,912 to the Company’s mining equipment as this equipment was later sold in 2016 for $50,000.

Depreciation expense for the years ended December 31, 2016 and 2015 amounted to $341,952 and $355,739, respectively.

9.

ACCRUED LIABILITIES AND ADVANCE ON CAPITAL RAISE

The major components of accrued liabilities are summarized as follows:

	December 31,
	2016	2015
Accrued payroll and related benefits	$696,343	$339,793
Accrued interest	1,848,667	1,058,043
Accrued professional fees	36,018	20,000
Other accrued liabilities (See Note 17)	185,997	214,474
Total accrued liabilities	$2,767,025	$1,632,310

Capital Raise

In December 2016, the Company received a $0.2 million investment for 2% interest in in the Company’s subsidiary, Ecosphere Development Company, LLC future revenues generated in connection with Phase 1 of the Washington Cannatech Agriculture Center project. The $0.2 million is recorded as a current liability under advance on capital raised in the accompanying consolidated financial statements (see Note 20).

10.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Convertible Notes Payable

Debt consists of the following at December 31, 2016, and December 31, 2015:

December 31, 2016	December 31, 2015

In September 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000. This note accrues interest at a rate of 10% per annum, with the exception of $350,000 of principal that has a fixed interest rate of $70,000. The note matures in December 2017 and is convertible into common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing).In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 30,997,282 shares of common stock and 28,765,217 shares of preferred stock at an exercise price of $0.045 per share of these warrants issued, the term was extended and exercise price was reduced to $0.045 per share on all previously issued warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $665,694 which included discounts associated with the old debt and the modification of previously issued warrants. The Company recorded a discount related to the new warrants of $378,476 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 80.30%, an expected term of five years, a risk-free discount rate of 1.39% and no dividends in connection with the Q2 2016 loan additions of $900,000. The Company recorded a discount related to the new warrants of $76,830 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 83.21%, an expected term of five years, a risk-free discount rate of 1.23% and no dividends in connection with the Q3 2016 loan additions of $250,000. As of December 31, 2016, the unamortized amount of the discount was $293,869 and accrued interest was $554,988. (1)(2)

$3,360,131	$2,183,035

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

December 31, 2016	December 31, 2015

In June 2016, the Company issued amended and restated convertible notes in the aggregate principal amount of $2,000,000. The notes accrue interest at a rate of 10% per annum, mature in December 2017 and are convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the notes, the Company modified prior warrants issued to the investors and re-issued five-year warrants to purchase 18,333,331 shares of common stock (all of which were previously issued) the Company reduced the exercise price to $0.045 per share and extended the term of the warrants as consideration for the note extension. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $320,030. As of December 31, 2016, there was no unamortized amount of the discount and accrued interest was $560,000. (3)

2,000,000	2,000,000

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, originally matured in July 2016 and were convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. These warrants are deemed derivative instruments (see Note 11). In May 2016, the holders agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price and warrant exercise prices to $0.045 per share along with full price protection on both instruments. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $543,583. As a result of the modification and change in conversion terms, these notes are considered derivative instruments (see Note 11). During 2016, the holders elected to convert $139,174 of the convertible notes into 3,092,751 shares of common stock (see Note 13). As of December 31, 2016, there was no unamortized discount and accrued interest was $17,683.

172,228	—

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrued interest at an annual rate of 12.50%, matured in October 2015 and was convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company did not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the Company. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. In April 2016, the holder extended the maturity date to July 2016 for no consideration. In June 2016, the holder elected to convert $69,620 of the convertible notes into 1,547,114 shares of common stock (see Note 13). The lender has agreed to extend the note until December 2017 in exchange for a reduction in the conversion rate to $0.045 per share. As of December 31, 2016, there was no unamortized discount and accrued interest was $10,571.

36,630	96,153

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

December 31, 2016	December 31, 2015

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). Holders of an aggregate principal amount of $180,000 have agreed to extend their maturity dates to December 2017 in exchange for 1,800,000 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $83,587 that amortize over the remaining term of the debt. As of December 31, 2016, the unamortized amount of the discount was $57,140 and accrued interest was $72,611.

187,860	243,712

In December 2013, the Company issued convertible notes in the aggregate principal amount of $200,000. The notes accrue interest at an annual rate of 10%, and matured in December 2015 and were convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. In 2014 and 2015, the Company reduced the note holders conversion rates and warrant exercise prices to $0.12 per share. In January 2016, the holders agreed to extend the convertible notes to December 2016. The Company charged $119,614 to loss on debt extinguishment related to consideration paid to the lender (shares of SOGS owned by ETI). In June 2016, one of the note holders of an aggregate principal amount of $25,000 agreed to extend the maturity date to December 2017 and was granted an additional five-year warrant to purchase 208,333 shares of common stock. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $17,994 which included discounts associated with the old and new warrants. The holders of an aggregate principal amount of $125,000 agreed to extend their maturity dates to December 2017 in exchange for 1,041,666 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $58,222 that amortize over the remaining term of the debt. As of December 31, 2016, the unamortized amount of the discount was $39,375 and accrued interest was $60,347.

160,625	200,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

December 31, 2016	December 31, 2015

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, matured in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders could have elected to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration until February 2016. In May 2016, the holders agreed to extend their maturity date until December 2017 and as consideration for the extension, the Company reduced the note conversion rate and warrant exercise prices to $0.045 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $339,123. During 2016, the holders elected to convert $228,628 of the convertible notes into 4,404,287 shares of the Company’s common stock (see Note 13). As of December 31, 2016, there was no unamortized discount and accrued interest was $114,793.

416,372	645,000

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

	December 31, 2016	December 31, 2015

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. The holders agreed to extend their maturity dates to December 2017 in exchange for 2,458,333 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $122,975 that amortize over the remaining term of the debt.  As of December 31, 2016, the unamortized amount of the discounts was $84,109 and accrued interest was $177,714.

	210,891	295,000

Total	$6,544,737	$5,662,900
Less Current Portion, net of discounts	(6,544,737)	(5,662,900)
Convertible notes payable, long term	$—	$—

Amortization of debt discounts in the accompanying condensed consolidated statements of operation is included in interest expense for the year ended December 31, 2016.

(1) As of December 31, 2016 and 2015, the Company had issued the following secured convertible notes to its principal lender, which were consolidated into an amended and restated note in September 2016. As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to the Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note. In addition, the Company shall pay the lender an amount equal to 7% of the gross lease revenue received by the Company on a cash basis from the Company’s first tenant at EDC’s Cannatech Agriculture Center.

(2) In 2015, the holder (the Company’s principal lender) agreed to extend its notes in exchange for 10,440,000 shares of common stock in SOGS as noted above. The shares are subject to anti-dilution rights.

(3) The Notes are secured by a security interest of the Company’s shares of common stock of SOGS. In 2015, the holders of an aggregate principal amount of $2 million agreed to extend their notes in exchange for 10,822,800 shares of common stock in SOGS as noted above. The shares are subject to anti-dilution rights.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

A summary of convertible notes payable and the related discounts as of December 31:

	2016	2015
Principal amount of convertible notes payable	$7,019,230	$5,735,000
Unamortized discount	(474,493)	(72,100)
Convertible notes payable, net of discount	6,544,737	5,662,900
Less: current portion	(6,544,737)	(5,662,900)
Convertible notes payable, net of discount, less current portion	$—	$—

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 were outstanding at December 31, 2016 and 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in notes payable and allocated between a current and long term liability in the accompanying consolidated financial statements. Accrued interest at December 31, 2016 was $8,938.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at December 31, 2016 was $6,194.

In June 2016, the Company and its wholly-owned subsidiary, EDC, issued a senior secured promissory note in the aggregate principal amount of $1,000,000. The Company recorded a discount of $10,000 for legal fees that will be amortized over the 5 year term of the note. The note bears annual interest at the rate of 15% and matures 63 months after EDC’s initial tenant obtains both a certificate of occupancy and an approved I-502 cultivation license issued by the Washington State Liquor Control Board, but no later than April 15, 2022. The Note is secured by all of EDC’s personal property and by EDC’s interest in certain agreements entered into between EDC and its initial tenant pursuant to which EDC will lease the initial tenant property and equipment, provide consulting services, and license its technology. See Note 17. The balance at December 31, 2016 was $991,000 of which $791,000 is in long term and $200,000 is in short term. Accrued interest at December 31, 2016 was 75,000.

In Q4 2016, the Company entered into a secured loan arrangement in the aggregate principal amount of $504,154 with its principal lender. The note accrues interest at a rate of 10% per annum. In addition, the note has a security interest in shares of SOGS which are presently held by the Company. Accrued interest at December 31, 2016 was $9,653.

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

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of December 31, 2016. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at December 31, 2016 was $12,039.

The Company received unsecured advances from a related party of $4,000 as of December 31, 2015 all of which has been repaid in 2016.

During the year ended December 31, 2016, the Company received unsecured, non-interest bearing advances from a related party of $100,000 and repaid $29,393 of the advance. As of December 31, 2016 the balance of this advance was $70,607.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Financing Obligations

	December 31, 2016	December 31, 2015
Secured equipment notes payable in monthly installments of $3,406 over 60 months, maturing in July 2016 and accruing interest at an annual rate of 6.75%	$—	$23,314

Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	29,111	38,368

Secured non-interest bearing, equipment notes payable in monthly installments of $3,000 over 15 months, maturing in January 2017.	—	36,000

Financing for insurance premiums payable in nine monthly installments of $1,938 accruing interest at 8.23%. The final payment is due in January 2017.	1,931	—

Secured non-interest bearing, software notes payable in monthly installments totaling $176 over 33 months maturing in December 2016.	—	1,766

Total	31,042	99,448
Less Current Portion	(12,122)	(70,337)
Financing obligations, long-term portion	$18,920	$29,111

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

Future minimum lease payments under this capital lease obligation as of December 31, 2016, by fiscal year, are as follows:

For the year ended December 31,	Payment
2017	$16,326
Total	$16,326

Third Party Debt

Aggregate annual maturities of third party debt are as follows as of December 31, 2016:

For the year ended December 31,	Amount
2017	$8,094,322
2018	211,219
2019	207,701
2020	200,000
2021	200,000
Total debt- face value	8,913,242
Less: unamortized discount	(483,493)
Net debt	$8,429,749

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

11.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 3,000,000 warrants with repricing options and $172,228 of convertible debt qualifying for derivative accounting at December 31, 2016 (See Note 10).

The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Monte Carlo simulations. The closing price of the Company’s common stock at December 31, 2016 was $0.0355. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2016, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	December 31, 2016	Embedded Conversion Option	December 31, 2016
Risk-free interest rate	1.70%	Risk-free interest rate	0.85%
Expected term in years	4 to 5 years	Expected term in years	1 to 1.5 years
Expected stock price volatility	93.44%	Expected stock price volatility	127.68%
Expected dividend yield	None	Expected dividend yield	None

During the year ended December 31, 2016, based upon the estimated fair value and reduction of principal due to conversions, the Company decreased its liability for the derivative instruments by $288,051 which was recorded as "Change in fair value of derivative instruments" in the other income (expense) section of the Company's consolidated statement of operations.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments. The fair value liabilities for price adjustable derivative instruments have been recorded as determined utilizing the Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Balance at December 31, 2016	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option liability	$74,369	$—	$—	$74,369
Fair value of liability for warrant derivative instruments	$86,287	$—	$—	$86,287
Total	$160,656	$—	$—	$160,656

The following is a roll forward for the year ended December 31, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments

Balance at December 31, 2015	$—
Initial fair value of new warrants and embedded conversion options	543,583
Reclassification of derivative liability to equity upon debt conversion	(94,876)
Change in fair value included in statement of operations	(288,051)
Balance at December 31, 2016	$160,656

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

12.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At December 31, 2016 and 2015 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,120,994 and $1,098,494 on December 31, 2016 and 2015, respectively.

Series B

At December 31, 2016 and 2015 there were 241 shares of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,095,269 and $2,035,017 on December 31, 2016 and 2015, respectively.

13.

COMMON STOCK

Sea of Green Systems, Inc.

SOGS is authorized to issue 250,000,000 shares (no par value) of its common stock.

In 2014, SOGS issued 80,000,000 shares of common stock to Ecosphere Technologies, Inc., (“ETI”) as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder.

During 2015 and 2016, ETI sold 9,635,389 shares of SOGS common stock for cash at $0.0468 per share and issued 23,852,741(including the 2,589,941 shares issued below) of its own shares to third parties in order to extend ETI debt. In addition, in January 2016, ETI issued 3,500,000 of its own shares as a bonus to ETI employees and the Company valued its shares based on the contemporaneous cash sales price of $0.0468 per share resulting in expense of $161,644. At December 31, 2016, ETI owned 59.92% of SOGS.

In January 2016, the Company issued 2,589,941 of its own shares of SOGS common stock in consideration for convertible note extensions in the aggregate principal amount of $445,000 held by ETI as consideration for the extension of the convertible notes for an additional year. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $121,209 which was treated as a debt extinguishment. See Note 10.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Ecosphere Technologies, Inc.

The Company is authorized to issue up to 300,000,000 shares of its $0.01 par value common stock as of December 31, 2016.

2016

Shares Issued and Issuable

During 2016, the Company issued 9,044,153 shares of common stock in connection with the conversion of the aggregate principal amount of $437,422 at contractual rates between $0.115 and $0.045 per share. 1,000,000 shares of common stock are issuable as of December 31, 2016. See Note 10.

2015

Shares Issuable

At December 31, 2015, the Company had 500,000 issuable shares of common stock in connection with the extension of convertible debt and cancellation of 1,000,000 outstanding warrants (see Note 10).

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

14.

STOCK OPTIONS AND WARRANTS

The fair value of option and warrants granted during the periods presented is estimated on the date of grant using the BSM option pricing model. We used the following assumptions for options granted in the following periods:

Sea of Green Systems, Inc.

For the Year Ended December 31,
	2016	2015
Expected volatility	209.15% to 218.59%	220.48% to 273%
Expected term (simplified method)	5 to 6.5 years	3 to 5 years
Risk-free interest rate	1.23% to 1.47%	0.92% to 1.37%
Expected dividend yield	None	None

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

In February 2016, the Company granted five-year options to purchase 1,709,401 shares of SOGS common stock to one of ETI’s Board members at an exercise price of $0.0468 per share in connection with his service on the Board. The options vest on June 1, 2016 subject to continued service as a director. If exercised, the shares will be issued from ETI shareholdings and will not further dilute SOGS existing shareholders. The fair value of the options amounted to $77,827, calculated using the BSM method and will be expensed over the vesting period. At the same time, SOGS created and Equity Incentive Plan (“EIP””) covering 35,000,000 shares of SOGS common stock.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

During 2015, the Company granted 2,200,000 stock options of SOGS to consultants and note holders of the Company with exercise an exercise price of $0.046 per share upon exercise. Upon exercise, ETI will cancel an equal number of shares owned by ETI. The total value of the options is $99,744 with vesting over one-year and with 1,000,000 of the options expiring in 5 years and 1,200,000 of the options expiring in three years. At December 31, 2016 and 2015, the Company recorded $49,287 and $50,457 of stock option expense, respectively related to this grant.

Stock Options of SOGS

	For the Year Ended December 31, 2016		For the Year Ended December 31, 2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year(1)	2,200,000	$0.05	—	$—
Granted(1)(2)	22,342,392	$0.05	1,450,000	$0.05
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	—	$—	—	$—

Outstanding at end of year	24,542,392	$0.05	1,450,000	$0.05

Exercisable at end of year	6,929,892	$0.05	700,000	$0.05

Outstanding
Weighted average remaining contractual term		7.30		3.96
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$0.05		$0.05

Exercisable
Weighted average remaining contractual term		2.76		3.36
Aggregate intrinsic value		$—		$—

———————

(1)(2)

ETI has pledged its own shares to cover the potential conversions of 7,042,392 shares of SOGS common stock. In 2016, SOGS created an Equity Incentive Plan (“EIP”) covering 35,000,000 shares of SOGS common stock. The ten-year 17,500,000 options granted during 2016 were under the EIP.

Ecosphere Technologies, Inc.

For the Year Ended December 31,
	2016	2015
Expected volatility	0.47% to 1.47%	63.20% - 86.54%
Expected term (simplified method)	0.61 to 6.5 years	2 – 5 years
Risk-free interest rate	73.17% to 218.59%	0.71% - 1.73%
Expected dividend yield	None	None

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

In May 2016, the Company reduced the exercise price of 10,916,684 stock options from prices ranging between $0.42 and $0.17 per share to $0.045 per share. The incremental increase in value of these options is $197,111. As of December 31, 2016, the Company has expensed the total value of the increase in value of $197,111.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Stock-based compensation expense for the years ended December 31, 2016 and 2015 was $694,417 and $422,511, respectively net of cancellations/forfeitures. At December 31, 2016, total unrecognized compensation cost related to unvested options granted under the Company’s and SOGS option plans totaled $26,710. This unrecognized compensation cost is expected to be recognized over the next 27 months.

EMPLOYEE FIXED STOCK OPTION PLANS:

2006 Equity Incentive Plan

In May 2006, the Board approved the 2006 Equity Incentive Plan (the “2006 Plan”), and as part of that approval, agreed to not issue any awards under the 2003 Equity Incentive Plan and 2003 Stock Option Plan for Outside Directors and Advisory Board Members. The Plan expired August 8, 2016.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

A maximum of 30,000,000 shares are available for grant under the 2006 Plan, as amended, and all outstanding options under the Plan provide a cashless exercise feature. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by our Board of Directors or the Compensation Committee, at their sole discretion. The aggregate number of shares with respect to which options or stock awards may be granted under the 2006 Plan and the purchase price per share, if applicable, shall be adjusted for any increase or decrease in the number of issued shares resulting from a stock dividend, stock split, reverse stock split, recapitalization or similar event. As of December 31, 2016 and 2015 options to purchase 22,632,176 and 22,949,120 shares of common stock were outstanding under the 2006 Plan, respectively.

Expired options relate to options that have terminated because the expiration date has passed or have expired because the employee’s employment has been terminated, and the relevant expiration period has passed.

Employee Fixed Plan Options

	For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	22,949,120	$0.22	24,080,936	$0.33
Granted	6,300,000	$0.05	666,667	$0.12
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(316,944)	$0.51	(1,798,483)	$0.83

Outstanding at end of year	28,932,176	$0.14	22,949,120	$0.22

Exercisable at end of year	26,832,176	$0.14	17,136,006	$0.19

Outstanding
Weighted average remaining contractual term		3.47		2.80
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		$		$0.12

Exercisable
Weighted average remaining contractual term		3.01		2.65
Aggregate intrinsic value		$—		$—

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

Annual Director Grants

In July 2016 and 2015, the only eligible Director declined an automatic grant of options and restricted stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Employee Fixed Non-Plan Options

	For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	13,965,000	$0.46	29,106,000	$0.62
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(13,965,000)	$0.46	(15,141,000)	$0.78

Outstanding at end of year	—	$—	13,965,000	$0.46

Exercisable at end of year	—	$—	13,965,000	$0.46

Outstanding
Weighted average remaining contractual term		—		0.17
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		—		0.17
Aggregate intrinsic value		$—		$—

Non-Employee Fixed Non-Plan

	For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	735,000	$0.61	735,000	$0.61
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Expired	(735,000)	$0.61	—	$—

Outstanding at end of year	—	$—	735,000	$0.61

Exercisable at end of year	—	$—	735,000	$0.61

Outstanding
Weighted average remaining contractual term		—		0.04
Aggregate intrinsic value		$—		$—
Weighted average grant date fair value		N/A		N/A

Exercisable
Weighted average remaining contractual term		—		0.04
Aggregate intrinsic value		$—		$—

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Warrants

The following table summarizes warrant activities for the years ended December 31, 2016 and 2015:

	For the Years Ended December 31,
	2016		2015
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	64,681,642	$0.13	42,833,263	$0.16
Granted	91,443,655	$0.05	23,051,630	$0.12
Exercised	—	$—	—	$—
Forfeited	—	$—	—	$—
Exchanged	(58,026,265)	$0.12	(1,000,000)	$0.12
Expired	(1,492,500)	$0.45	(203,251)	$0.67

Outstanding at end of year	96,606,532	$0.07	64,681,642	$0.13

Exercisable at end of year	96,606,532	$0.07	64,681,642	$0.13

Outstanding and exercisable
Weighted average remaining contractual term		4.30		3.68
Aggregate intrinsic value		$—		$—

A summary of the outstanding warrants previously issued for financing and services as of December 31, 2016 is presented below:

Shares

Warrants issued for financing	95,606,532
Warrants issued for services rendered	1,000,000
Outstanding at December 31, 2016	96,606,532

2016

Issuance of Warrants with Convertible Debt

In January 2016, SOGS issued a convertible note in the aggregate principal amount of $300,000. The note accrues interest at an annual rate of 12.50%, matures in July 2016 and is convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. See Note 10.

In June 2016, the Company granted five-year warrants to purchase 78,304,163 shares of common stock at an exercise price of $0.045 per share in connection with an amendment and issuance of a $5.4 million convertible note with the Company’s principal investor. In addition, all previously issued warrants to this investor were cancelled.

In June 2016, the Company granted five-year warrants to purchase 208,333 shares of common stock in connection with the extension of an aggregate principal amount of $25,000 at an exercise price of $0.045 per share. The fair value of the warrants amounted to $11,416, calculated using the BSM method and amortizes over the reaming term of the debt. See Note 10.

In September 2016, the Company granted five-year warrants to purchase 4,347,826 shares of common stock in connection with the issuance of an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000 to the Company’s principal lender. See Note 10.

In September 2016, the Company granted five-year warrants to purchase 4,791,666 shares of common stock in connection with the extension of an aggregate principal amount of $575,000 at an exercise price of $0.045 per share. The fair value of the warrants amounted to $253,368, calculated using the BSM method and amortizes over the reaming term of the debt. See Note 10.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Issuance of Warrants for Service

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

DECEMBER 31, 2016 AND 2015

15.

NONCONTROLLING INTEREST IN CONSOLIDATED SUBSIDIARIES

Ecosphere Mining, LLC

In October 2013, the Company’s subsidiary, Ecosphere Mining, LLC, granted to its directors an aggregate of 5% ownership in Ecosphere Mining, LLC. Further in June 2015, the Company granted a note holder a 2.5% interest in Ecosphere Mining, LLC. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations.

Balance, December 31, 2014	$(13,117)
Noncontrolling interest in loss	(16,448)
Balance, December 31, 2015	$(29,565)
Noncontrolling interest in loss	(17,159)
Balance, December 31, 2016	$(46,724)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At December 31, 2016, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations.

Balance, December 31, 2014	$—
Change in noncontrolling interest from sales of subsidiary common stock	(154,387)
Noncontrolling interest in loss	(117,488)
Balance, December 31, 2015	$(271,875)
Noncontrolling interest in loss	(481,609)
Balance, December 31, 2016	$(753,484)

16.

INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2016, the Company has a Net Operating Loss (“NOL”) carryforward of approximately $85,600,000. The NOL expires during the years 2016 to 2036. In the event that a significant change in ownership of the Company occurs as a result of the Company’s issuance of common stock, the utilization of the NOL carryforward will be subject to limitation under certain provisions of the Internal Revenue Code. Management does not presently believe that such a change has occurred. Realization of any portion of the approximately $40 million of net deferred tax assets at December 31, 2016 is not considered more likely than not by management; accordingly, a valuation allowance has been established for the full amount. The valuation allowance as of December 31, 2016 was $40,190,568. The change in the valuation allowance during the year ended December 31, 2016 amounted to $2,826,447.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2016	2015
Deferred tax assets:
Organizational costs, accrued liabilities and other	$1,092,669	$1,069,339
NOL carryforwards	32,207,224	29,788,004
Depreciation	347,588	228,100
Compensation related to equity instruments issued for services	6,575,103	6,278,678
Valuation allowance	(40,190,568)	(37,364,121)

Net deferred tax assets	$32,016	$—
Deferred tax liabilities:
Investment in unconsolidated investee	—	—
Other	(32,016)	—
Total deferred tax liabilities	(32,016)	—
Total net deferred taxes	$—	$—

Reconciliation of the differences between income tax benefit computed at the federal and state statutory tax rates and the provision for income tax benefit for the years ended December 31, 2016 and 2015 is as follows:

	2016	2015

Income tax expense (benefit) at federal statutory rate	(34.00%)	(34.00%)
State taxes, net of federal benefit	(3.61)	(3.62)
Nondeductible items	0.21	0.05
Change in valuation allowance	37.40	37.57
	—%	—%

17.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $16,744 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices, manufacturing location and machine shop buildings. For the year ended December 31, 2016 the Company recognized rent expense amount of $200,928 for all four buildings in Stuart, FL. As of December 31, 2016, the Company had $26,427 in past due rent payments. In 2017, the Company moved out of its machine shop building adjacent to the corporate offices and terminated its month-to-month agreement as the equipment was sold in 2016.

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

In March 2016, the Company entered into a lease agreement for a 6-acre property in Washington state. The term of this lease commenced in May 2016 and will terminate on a date five years from the commencement date. The Company has the option to renew the lease for five additional five year terms. The Company is required to make a security deposit in the amount of $72,932 by May 2017, $33,821 of which has been paid as of the date of this Report. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to lease payments of $19,751 and $34,418. As of the date of this Report the Company has paid March 2017 rent of $19,751. Beginning in May 2017 and going forward the aggregate monthly rent will be $27,225.

In May 2016, the Company entered into a new three-year lease agreement for additional warehouse space at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,332.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. The term of this lease commenced in August 2016 and will terminate on a date five years from the commencement date or July 2021. The Company has the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to lease payments of $4,812 each month. As of the date of this Report the Company has paid March 2017 rent of $4,812. Beginning in May 2017 and going forward the aggregate monthly rent will be $7,124. In addition, the Company paid $7,500 for an option to lease additional property in Washington state.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of December 31, 2016, the Company had an accrued balance of $70,833, which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company has not been current in regards to payment, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of December 31, 2016 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

In February 2016, a vendor of the Company filed a lawsuit alleging non-payment with respect to materials provided on credit throughout 2015. The Company and vendor reached a settlement in July 2016 with Ecosphere making three monthly payments with the last payment due in September 2016. As of the date of this Report, the Company has paid all amounts due to this vendor.

Other Commitments

In December 2016, the Company received a $0.2 million investment for 2% interest in the Company’s subsidiary, Ecosphere Development Company, LLC future revenues generated in connection with the Washington Cannatech Agriculture Center project. This will result in monthly payments to the investor of $5,000 for a 30-year term.

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

In June 2016, the Company and its subsidiaries entered into a sales representative and business development agreement with a DWC Equipment Sales, LLC (“DWC”). DWC is to receive a finder’s fee related to a license agreement with the Company’s nutrient manufacturer equal to 10% of the gross revenues received by SOGS. Also, during the term of the agreement, the Company agrees to pay DWC 3% of the gross revenues received by the Company from licensing and/or transferring of intellectual property rights of the Ozonix® water treatment technology as a result of any and all direct or indirect introductions made by DWC. In addition, the Company agrees to pay DWC 10% of adjusted gross collected revenues from Ozonix® water treatment equipment sales and/or contract services as a result of any and all direct or indirect introductions made by DWC. Lastly, the Company agrees to pay DWC a monthly performance based consulting fee of 3% of rental income received from Phase 1 for years 1 thru 5 and 2% of rental income received from Phase 1 for years 6 through 30 of EDC’s Washington CannaTech Agriculture Center. As of December 31, 2016, the Company has not accrued or paid any commissions related to the above services as no rental income has been received.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

In June 2016, the Company entered into a royalty agreement with the Company’s principal lender. During the 30-year term of the agreement, the Company shall pay the lender an amount equal to 5% of the gross revenue received on a cash basis from the Company’s first facility at the CannaTech Agriculture Center when it becomes operational. In September 2016, the Company increased the royalty rate to 7% of gross revenue as consideration for additional loans. As of December 31, 2016, the Company has not accrued or paid any royalties related to this agreement. In addition, the Company has issued a secured promissory note in October 2016 that applies to certain shares in the Company’s consolidated subsidiary, Sea of Green Systems, Inc.

The Company has a Second Amended and Restated Royalty Agreement effective January 1, 2016, with its president and founder where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from an exchange offer or tender offer, as well as proceeds received by Ecosphere from outstanding debt conversions (for all new debt issued beginning January 1, 2016) and sales of Ecosphere’s equity securities. In May 2016, the Company entered in a letter agreement with Mr. McGuire where the Company agrees to pay the inventor a 10% royalty on any gross revenues received by EDC. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. As of December 31, 2016, the Company has accrued $53,020 of royalties earned by its CEO in 2016.

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

In July 2015, SOGS entered into a non-exclusive sales representative agreement with DWC. DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. At December 31, 2016, the Company has paid DWC $121,026 and accrued $10,104 related to the SOGS equipment order.

18.

CONCENTRATION OF RISK

During the year ended December 31, 2016, 33% of the total revenue balance is related to field services revenue for a pilot completed in May 2016, 39% of the total revenue balance is related to deferred revenue from a licensing fee that was received in 2015 and corresponding royalty revenues as per the licensing contract and 15% of the total revenue balance is related to aftermarket parts and products sold. As of December 31, 2016, there was no accounts receivable balance.

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

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2016. As of December 31, 2016, the Company’s bank balances did not exceeded FDIC insured amounts.

There were no foreign sales in 2016. Foreign sales in 2015 were 93% of total revenue.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

In 2016, the Company was dependent on a single lender as approximately 79% of our funding came from this one source.

19.

RELATED PARTY TRANSACTIONS

2016 Related Party Transactions

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

In February 2016, SOGS granted ten-year options to purchase 17,500,000 shares to two of SOGS executive officers (including the Company’s CEO) at an exercise price of $0.0468 per share. The options vest quarterly in equal amounts over a three-year period with the first vesting date March 31, 2016, subject to performing services for the Company or a publicly reported company (“Pubco”) which acquires the SOGS by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounted to $802,252, calculated using the BSM method. The Company has not begun expensing the value of the options since certain milestones have not been met as of December 31, 2016.

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

Related Party Notes Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of December 31, 2016. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at December 31, 2016 was $12,039.

During the year ended December 31, 2016, the Company received unsecured, non-interest bearing advances from a related party of $100,000 and repaid $29,393. At December 31, 2016, the total outstanding balance of the advance was $70,607.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

Related Party Service and Manufacturing Fees

The Company is accruing a monthly management fee payable by SOGS of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture for SOGS all growing related technologies and products at 80% of the selling prices, subject to the Company’s approval. The monthly management fees of $25,000 and the manufacturing fee of 80% of the selling price received by the manufacturer, or Ecosphere, are eliminated in consolidation.

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

The Company is accruing a monthly management fee of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture all growing related technologies and products at 80% of the selling prices, subject to the Company’s approval.

Related Party Accounts Receivable

At December 31, 2015 the Company recorded an allowance for doubtful accounts for the full amount of the related party accounts receivable balance which nets the accounts receivable balance to zero.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

DECEMBER 31, 2016 AND 2015

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

20.

SUBSEQUENT EVENTS

Promissory Note Issuance

In February 2017, the Company and SOGS issued a promissory note in the amount of $500,000 as a line of credit with its principal lender maturing in December 2017. The Company and SOGS will be jointly and severally liable for the repayment of the Note.  Loan funds advanced under the Note bear interest at 10% per annum from the date of funding. As of April 12, 2017, the Company had drawn $500,000 under this line of credit. At any time prior to maturity, amounts of principal and accrued interest under the Note will be convertible into shares of common stock of SOGS.

Related Party Advance

In Q1 2017, the Company received unsecured, non-interest bearing advances from a related party of $130,000. The Company has repaid $43,346 of this advance in 2017.

Debt Conversions

Since January 1, 2017 through the date of this Report, the Company issued 6,171,695 shares of common stock in connection with the conversion of $277,726 of principal and accrued interest.

Capital Raise

Since January 1, 2017 and through the date of this Report, the Company received a $745,000 investment for 7.75% interest in future revenues generated by the Company’s subsidiary, Ecosphere Development Company, LLC in connection with the first phase of the Washington Cannatech Agriculture Center project. (See Note 10)

SOGS Option Grants

In April 2017, SOGS granted ten-year options to purchase 13,000,000 shares to one of SOGS directors and two consultants at an exercise price of $0.0468 per share. The options vest quarterly in equal amounts over a three-year period, subject to performing services for the Company.