Form 10-Q
period 2017-03-31
ECOSPHERE TECHNOLOGIES INC
filed 2017-05-22
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at May 19, 2017
Common Stock, $0.01 par value per share	180,884,741 shares

SIGNATURES	35

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash	$7,757	$18,984
Accounts receivable, net	10,385	—
Inventory, net	224,573	950,604
Prepaid expenses and other current assets	24,190	27,226
Total current assets	266,905	996,814
Property and equipment, net	1,231,154	1,114,646
Patents, net	167,409	170,209
Deposits	83,004	79,915
Total assets	$1,748,472	$2,361,584

(Continued)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	March 31,	December 31,
	2017	2016
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit	(unaudited)
Current liabilities
Accounts payable	$1,371,830	$1,570,018
Accounts payable, related party	29,450	—
Accrued liabilities	3,207,610	2,767,025
Customer deposits	269,500	1,563,400
Current portion of deferred revenue	25,000	25,000
Current portion of convertible notes payable, net of discounts	6,826,519	6,544,737
Current portion of notes payable, net of discounts	852,149	856,304
Related party note and loans payable	300,340	190,340
Current portion of financing obligations	10,439	12,122
Current portion of capital lease obligation	—	16,326
Obligation secured by revenues	745,000	200,000
Fair value of liability of derivative instruments	120,642	160,656
Total current liabilities	13,758,479	13,905,928
Deferred revenue, net of current portion	419,792	426,042
Notes payable, net of current portion	791,500	791,000
Financing obligations, net of current portion	16,216	18,920
Total liabilities	14,985,987	15,141,890

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; $25,000 per share redemption amount plus dividends in arrears (liquidation value of $1,276,619 at March 31, 2017)	1,276,619	1,270,994
Series B - 484 shares authorized; 241 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively; $2,500 per share redemption amount plus dividends in arrears (liquidation value of $2,712,852 at March 31, 2017)	2,712,852	2,697,789
Total redeemable convertible cumulative preferred stock	3,989,471	3,968,783

Commitments and contingencies (Note 12)

Stockholders’ deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 180,284,191 and 173,713,047 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,802,840	1,737,129
Common stock issuable, $0.01 par value; 0 and 1,000,000 issuable at March 31, 2017 and December 31, 2016, respectively	—	10,000
Additional paid-in capital	122,357,114	122,176,226
Accumulated deficit	(140,656,567)	(139,872,236)
Total Ecosphere Technologies, Inc. stockholders' deficit	(16,496,613)	(15,948,881)
Noncontrolling interest in consolidated subsidiaries	(730,373)	(800,208)
Total stockholders’ deficit	(17,226,986)	(16,749,089)
Total liabilities, redeemable convertible cumulative preferred stock and stockholders’ deficit	$1,748,472	$2,361,584

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues
Equipment sales and licensing	$1,300,150	$6,250
Aftermarket part and product sales	6,704	730
Royalties	10,385	—
Total revenues	1,317,239	6,980

Cost of revenues
Equipment sales and licensing	788,899	—
Aftermarket part and product sales	9,255	490
Royalties	1,915	—
Total cost of revenues	800,069	490

Gross profit	517,170	6,490

Operating expenses
Selling, general and administrative	857,243	1,559,267
Depreciation and amortization	57,837	81,471
Bad debt	—	3,643
Total operating expenses	915,080	1,644,381

Loss from operations	(397,910)	(1,637,891)

Other income (expense)
Interest expense	(356,600)	(209,002)
Loss on debt extinguishment	—	(120,310)
Change in fair value of derivative instruments	40,014	—
Other, net	—	1,258
Total other expenses, net	(316,586)	(328,054)

Net loss	(714,496)	(1,965,945)

Preferred stock dividends	(20,688)	(20,688)

Net loss applicable to common stock before allocation to non-controlling interest	(735,184)	(1,986,633)

Less: net (income) loss applicable to non-controlling interest in consolidated subsidiaries	(69,835)	193,380

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(805,019)	$(1,793,253)

Net loss per common share applicable to common stock
Basic	$(0.00)	$(0.01)
Diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
Basic	177,838,929	165,946,007
Diluted	177,838,929	165,946,007

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(805,019)	$(1,793,253)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	20,688	20,688
Depreciation and amortization	59,752	81,471
Non-controlling interest in income (loss) of consolidated subsidiaries	69,835	(193,380)
Amortization of discount on notes payable	122,472	27,730
Stock-based compensation expense	6,586	655,480
Loss on debt extinguishment	—	120,310
Gain from change in fair value of derivative liability	(40,014)	—
Bad debt expense	—	3,643
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(10,385)	46,307
Decrease in prepaid expenses and other current assets	3,036	10,323
Decrease (increase) in inventory	726,031	(112,366)
Increase in deposits	(3,089)	(3,214)
(Decrease) increase in accounts payable	(217,084)	113,140
Increase in related party accounts payable	29,450	—
Increase in accrued liabilities	452,392	327,778
Decrease in deferred revenue	(6,250)	(6,250)
(Decrease) increase in customer deposits	(1,293,900)	150,000
Net cash used in operating activities	(885,499)	(551,593)
Investing Activities:
Purchase of property and equipment	(173,461)	(2,080)
Cash receipts from sale of fixed asset	—	50,000
Payment of patent costs	—	(5,525)
Net cash (used in) provided by investing activities	(173,461)	42,395
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	394,550	554,000
Proceeds from issuance of related party note payable	130,000	37,552
Proceeds for obligation secured by revenues	545,000	—
Repayment of related party note payable	(20,000)	(4,000)
Repayments of capital lease obligations	—	(2,574)
Repayments of vehicle and equipment financing	(1,817)	(21,410)
Restricted funds held in escrow	—	(15,000)
Bank overdraft fee	—	(37,319)
Net cash provided by financing activities	1,047,733	511,249
Net (decrease) increase in cash	(11,227)	2,051
Cash at beginning of period	18,984	94
Cash at end of period	$7,757	$2,145

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$5,673	$7,787
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Accrued preferred stock dividends	$20,688	$20,688
Conversion of convertible debt	$250,701	$50,000
Reclassification of financing and capital lease obligations to accounts payable	$18,896	$—
Reclassification of note payable to convertible notes payable	$4,155	$—

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Company is currently focused on licensing, selling and manufacturing its patented technologies and products across a wide variety of global industries and applications including but not limited to Agriculture, Energy, Food & Beverage, Industrial, Marine, Mining and Municipal markets. These sales and licensing efforts are made through the Company and its subsidiaries, which include wholly-owned Ecosphere Development Company, LLC (“EDC”), majority-owned Sea of Green Systems, Inc (“SOGS”) and Ecosphere Mining, LLC (“Mining”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America (“U.S.”) as promulgated by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the rules and regulations of the U.S Securities and Exchange Commission (“SEC”) for interim financial information. The unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which, in the opinion of management, are considered necessary for a fair presentation of the results for the periods shown. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and Results of Operations contained in this report and the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming the Company will continue as a going concern. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss applicable to Ecosphere Technologies, Inc. common stock of $805,019 for the three months ended March 31, 2017, and cash used in operating activities of $885,499 and $551,593 for the three months ended March 31, 2017 and 2016, respectively.  At March 31, 2017, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $13,491,574, $17,226,986 and $140,656,567, respectively. Management believes these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

In addition to needing capital to support its operations, Ecosphere has its convertible notes payable, notes payable and related party notes payable due within the next 12 months with the exception of $0.8 million of the EDC note payable due over the next 4 years.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Ecosphere and its wholly owned subsidiary, EDC and its majority-owned subsidiaries (Sea of Green Systems, Inc. and Ecosphere Mining, LLC). All other subsidiaries at that date are inactive. All intercompany account balances and transactions have been eliminated.

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

The Company’s interest in SOGS may be further diluted by the following:

	March 31, 2017	December 31, 2016
Convertible debt (1)	9,117,594	1,858,408
Options to purchase common stock owned by ETI	7,042,392	—
Options and warrants to purchase common stock	—	1,450,000
Total Anti-Dilutive Potential Common Stock (2)	16,159,986	3,308,408

———————

(1)

Assumes conversion into SOGS stock.

(2)

On a fully diluted basis, this would reduce ETI’s ownership by approximately 15%.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the allowance for doubtful accounts receivable, valuation of inventory, estimates of depreciable lives and valuation of property and equipment, estimates of amortization periods for intangible assets, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash, valuation of derivatives and the valuation allowance on deferred tax assets.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at March 31, 2017.

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

Inventory

Inventory is comprised of raw materials to manufacture Ozonix® and growing equipment. In addition, the Company has work-in-process representing indoor growing equipment being manufactured for equipment orders received from SOGS. Inventory on hand at each respective balance sheet date is stated at the lower of cost and net realizable value with cost determined using a weighted average methodology. See Note 5 for security interest in fixed assets. Effective January 1, 2017, the Company adopted ASU 2015-11 which changes the measurement principle to lower of cost and net realizable value from lower of cost or market. There was no accounting impact to this change.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at March 31, 2017 and December 31, 2016 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $2,800 for the three months ended March 31, 2017.

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

MARCH 31, 2017

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

MARCH 31, 2017

(Unaudited)

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

After Market Part and Product Sales

The Company recognizes revenue from the sale of aftermarket parts and products during the period in which the parts or products are delivered to the buyer.

Royalties

Revenue from technology license royalties will be recorded if and as the royalties are earned.

Licensing Revenue

The Company typically amortizes licensing revenue over the life of a licensing agreement in accordance with SAB Topic 13f and the unamortized portion of any licensing payments received is recorded as deferred revenue. See Note 6.

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

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the three months ended March 31, 2017, the Company’s research and development costs were $131,504, respectively.

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

MARCH 31, 2017

(Unaudited)

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As March 31, 2017, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

Net Loss Per Share

The Company displays net loss per share in accordance with ASC 260, Earnings Per Share (“ASC 260”). ASC 260 requires dual presentation of basic and diluted loss per share (“EPS”). Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares issuable and outstanding for the period. Diluted loss per share include the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

For the three months ended March 31, 2017 and 2016, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

Ecosphere Technologies, Inc.

	March 31, 2017	December 31, 2016
Convertible debt	63,917,106	69,225,881
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	124,440,853	125,538,708
Total Anti-Dilutive Potential Common Stock	188,720,456	195,127,086

New Accounting Standards

There are no new accounting pronouncements that became effective during the period ended March 31, 2017 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after March 31, 2017, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

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

MARCH 31, 2017

(Unaudited)

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

ASU 2016-09

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-09: "Compensation – Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting" which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Adoption of this ASU, to date, has not had a material impact on the consolidated financial statements.

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

ASU 2015-17

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is currently effective for the Company. The adoption of ASU No. 2015-17 has not had a material impact on the Company's consolidated financial statements or related disclosures to date.

3.

INVENTORY

Inventory consists of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Raw materials	$43,192	$46,113
Work in process	181,381	904,491
	$224,573	$950,604

At March 31, 2017, the Company had work-in-process inventory related to the manufacturing of four turn-key, hydroponic growing systems for one customer. In addition, the Company had raw materials inventory comprising of various parts used to manufacture Ozonix® and growing equipment.

At December 31, 2016, the Company recorded a reserve on 100% of the slow moving raw material inventory since the items have stayed stagnant for over one year. The Company transferred an Ecos PowerCube® and Ecos GrowCube® from its slow moving and finished goods inventories into fixed assets as demonstration equipment.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2017, and December 31, 2016:

	Estimated Useful	March 31,	December 31,
	Lives in Years	2017	2016
Machinery and equipment	5	$1,441,200	$1,439,345
Furniture and fixtures	5 to 7	303,026	303,026
Automobiles and trucks	3 to 5	122,437	122,437
Leasehold improvements	5	1,064,771	912,594
Office equipment	5	618,904	618,904
		3,550,338	3,396,306
Less total accumulated depreciation		(2,319,184)	(2,281,660)
Property and equipment, net		$1,231,154	$1,114,646

During the three months ended March 31, 2017, the Company had additions to leasehold improvements of approximately $0.2 million relating to construction of its Cannatech Agriculture Center in Washington State. In addition, the Company disposed of approximately $20,000 in machine shop leasehold improvements.

During the year ended December 31, 2016, the Company and EDC began constructing its first turn-key growing facility for the first phase of a Cannatech Agriculture Center in Washington State. In connection with the construction, the Company had additions to leasehold improvements of approximately $0.5 million that consisted of buildings, engineering and development costs.

Depreciation expense amounted to approximately $50,000 and $100,000 for the three months ended March 31, 2017 and March 31, 2016.

5.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at March 31, 2017, and December 31, 2016:

Convertible Notes Payable

	March 31, 2017	December 31, 2016
In February 2017, SOGS issued a convertible note in the aggregate principal amount of $500,000. The note accrues interest at a rate of 10% per annum. The note matures in December 2017 and is convertible into SOGS common stock that is owned by the Company at a conversion rate of $0.046 per share. This note was funded in tranches and as of the date of this Report, this Note was fully funded (see Note 15). As of March 31, 2017, there were no unamortized discounts and accrued interest was $2,067.	$398,705	$—

In September 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000. This note accrues interest at a rate of 10% per annum, with the exception of $350,000 of principal that has a fixed interest rate of $70,000. The note matures in December 2017 and is convertible into the Company’s common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing).In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 30,997,282 shares of common stock and 28,765,217 shares of preferred stock at an exercise price of $0.045 per share. All previously issued warrants held by the investor were cancelled. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $665,694 which included discounts associated with the old debt and the modification of previously issued warrants. The Company recorded a discount related to the new warrants of $378,476 based upon the relative fair value of the warrants calculated based on the Black Scholes valuation method and the following assumptions: volatility of 80.30%, an expected term of five years, a risk-free discount rate of 1.39% and no dividends, in connection with the Q2 2016 loan additions of $900,000. The Company recorded a discount related to the new warrants of $76,830 based upon the relative fair value of the warrants calculated based on the Black Scholes valuation method and the following assumptions: volatility of 83.21%, an expected term of five years, a risk-free discount rate of 1.23% and no dividends in connection with the Q3 2016 loan additions of $250,000. As of March 31, 2017, the unamortized amount of the discount was $218,086 and accrued interest was $646,338. (1)(2)

	3,435,914	3,360,131

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

March 31, 2017	December 31, 2016

In June 2016, the Company issued amended and restated convertible notes in the aggregate principal amount of $2,000,000. The notes accrue interest at a rate of 10% per annum, mature in December 2017 and are convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the notes, the Company modified prior warrants issued to the investors and re-issued five-year warrants to purchase 18,333,331 shares of common stock (all of which were previously issued) the Company reduced the exercise price to $0.045 per share and extended the term of the warrants as consideration for the note extension. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $320,030. As of March 31, 2017, there was no unamortized amount of the discount and accrued interest was $609,992. (3)

2,000,000	2,000,000

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, originally matured in July 2016 and were convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. These warrants are deemed derivative instruments. In May 2016, the holders agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price and warrant exercise prices to $0.045 per share along with full price protection on both instruments. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $543,583. As a result of the modification and change in conversion terms, these notes are considered derivative instruments. During 2016, the holders elected to convert $139,174 of the convertible notes and interest into 3,092,751 shares of common stock. In 2017, the holders elected to convert $148,895 of the convertible notes and $11,806 of interest into 3,571,145 shares of common stock (see Note 9). As of March 31, 2017, there was no unamortized discount and accrued interest was $7,057.

23,333	172,228

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrued interest at an annual rate of 12.50%, matured in October 2015 and was convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company did not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the Company. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. In April 2016, the holder extended the maturity date to July 2016 for no consideration. In June 2016, the holder elected to convert $69,620 of the convertible notes into 1,547,114 shares of common stock. In May 2016, the holder agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price to $0.045 per share along with full price protection on the instruments. As of March 31, 2017, there was no unamortized discount and accrued interest was $11,716.

36,630	36,630

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

March 31, 2017	December 31, 2016

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment in January 2016 related to consideration paid to the lender (shares of SOGS owned by ETI). Holders of an aggregate principal amount of $180,000 have agreed to extend their maturity dates to December 2017 in exchange for 1,800,000 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $83,587 that amortize over the remaining term of the debt. As of the date of this Report, an aggregate principal amount of $40,000 is in default, the Company is awaiting response from the note holder regarding extension terms.  As of March 31, 2017, the unamortized amount of the discount was $42,523 and accrued interest was $78,736.

202,477	187,860

In December 2013, the Company issued convertible notes in the aggregate principal amount of $200,000. The notes accrue interest at an annual rate of 10%, and matured in December 2015 and were convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. In 2014 and 2015, the Company reduced the note holders conversion rates and warrant exercise prices to $0.12 per share. In January 2016, the holders agreed to extend the convertible notes to December 2016. The Company charged $119,614 to loss on debt extinguishment in January 2016 related to consideration paid to the lender (shares of SOGS owned by ETI). In June 2016, one of the note holders of an aggregate principal amount of $25,000 agreed to extend the maturity date to December 2017 and was granted an additional five-year warrant to purchase 208,333 shares of common stock. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $17,994 which included discounts associated with the old and new warrants. The holders of an aggregate principal amount of $125,000 agreed to extend their maturity dates to December 2017 in exchange for 1,041,666 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $58,222 that amortize over the remaining term of the debt. As of the date of this Report, an aggregate principal amount of $75,000 is in default, the Company is awaiting response from the note holders regarding extension terms.  As of March 31, 2017, the unamortized amount of the discount was $29,319 and accrued interest was $65,347.

170,681	160,625

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

March 31, 2017	December 31, 2016

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, matured in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders could have elected to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration until February 2016. In May 2016, the holders agreed to extend their maturity date until December 2017 and as consideration for the extension, the Company reduced the note conversion rate and warrant exercise prices to $0.045 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $339,123. During 2016, the holders elected to convert $228,628 of the convertible notes into 4,404,287 shares of the Company’s common stock. In 2017, one holder elected to convert $90,000 of the convertible note into 2,000,000 shares of common stock (see Note 9). As of March 31, 2017, there was no unamortized discount and accrued interest was $122,998.

326,372	416,372

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

	March 31, 2017	December 31, 2016

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. The holders agreed to extend their maturity dates to December 2017 in exchange for 2,458,333 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $122,975 that amortize over the remaining term of the debt.  As of March 31, 2017, the unamortized amount of the discounts was $62,593 and accrued interest was $185,089.

	232,407	210,891

Total	$6,826,519	$6,544,737
Less Current Portion, net of discounts	(6,826,519)	(6,544,737)
Convertible notes payable, long term	$—	$—

Amortization of debt discounts in the accompanying condensed consolidated statements of operation is included in interest expense for the three months ended March 31, 2017.

(1) As of March 31, 2017 and December 31, 2016, the Company had issued the following secured convertible note to its principal lender, which was consolidated into an amended and restated note in September 2016. As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to the Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note. In addition, the Company shall pay the lender an amount equal to 7% of the gross lease revenue received by the Company on a cash basis from the Company’s first tenant at EDC’s Cannatech Agriculture Center.

(2) In 2015, the holder (the Company’s principal lender) agreed to extend its notes in exchange for 10,440,000 shares of common stock in SOGS as noted above. The shares are subject to anti-dilution rights.

(3) The Notes are secured by a security interest in the Company’s shares of common stock of SOGS. In 2015, the holders of an aggregate principal amount of $2 million agreed to extend their notes in exchange for 10,822,800 shares of common stock in SOGS as noted above. The shares are subject to anti-dilution rights.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

A summary of convertible notes payable and the related discounts as of March 31, 2017, and December 31, 2016 is as follows:

	March 31, 2017	December 31, 2016
Principal amount of convertible notes payable	$7,179,040	$7,019,230
Unamortized discounts	(352,521)	(474,493)
Convertible notes payable, net of discount	6,826,519	6,544,737
Less: current portion	(6,826,519)	(6,544,737)
Convertible notes payable, net of discount, less current portion	$—	$—

Notes Payable

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 was outstanding at December 31, 2016 and 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in current portion of notes payable in the accompanying consolidated financial statements. Accrued interest at March 31, 2017 was $8,938.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016 and is past due, but not in default as the Company has not received notification from the lender. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at March 31, 2017 was $7,444. The note is included in current portion of notes payable.

In June 2016, the Company and its wholly-owned subsidiary, EDC, issued a senior secured promissory note in the aggregate principal amount of $1,000,000. The Company recorded a discount of $10,000 for legal fees that will be amortized over the 5 year term of the note. The note bears annual interest at the rate of 15% and matures 63 months after EDC’s initial tenant obtains both a certificate of occupancy and an approved I-502 cultivation license issued by the Washington State Liquor Control Board, but no later than April 15, 2022. The Note is secured by all of EDC’s personal property and by EDC’s interest in certain agreements entered into between EDC and its initial tenant pursuant to which EDC will lease the initial tenant property and equipment, provide consulting services, and license its technology. See Note 12. The balance at March 31, 2017 was $991,500 of which $791,500 is in long term and $200,000 is in current portion of notes payable. Accrued interest at March 31, 2017 was 112,500 and unamortized discount was $8,500.

In Q4 2016, the Company entered into a secured loan arrangement in the aggregate principal amount of $500,000 with its principal lender. The note accrues interest at a rate of 10% per annum. In addition, the note has a security interest in shares of SOGS which are presently held by the Company. Accrued interest at March 31, 2017 was $22,153. The note is included in current portion of notes payable.

Related Party Notes and Loans Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of March 31, 2017. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at March 31, 2017 was $15,032.

During the year ended December 31, 2016, the Company received unsecured, non-interest bearing advances from a related party, who is the Company’s Director of Manufacturing and son of the Company’s CEO, of $100,000 and repaid $29,393 of the advance. During the three months ended March 31, 2017, the Company received additional advances of $130,000 and repaid $20,000. As of March 31, 2017 the balance of this advance was $180,607.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Financing Obligations

	March 31, 2017	December 31, 2016
Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	$26,655	$29,111

Financing for insurance premiums payable in nine monthly installments of $1,938 accruing interest at 8.23%. The final payment is due in January 2017.	—	1,931

Total	26,655	31,042
Less Current Portion	(10,439)	(12,122)
Financing obligations, long-term portion	$16,216	$18,920

Capital Lease Obligation

The Company entered into a capital lease to purchase a forklift costing $78,896 in July of 2012. The lease is payable in 60 monthly installments of $1,491 including interest at an implied rate of 5.05% through July 2017. The Company is entitled to buy the equipment for a bargain purchase price of $1 at the end of the lease. In November 2015, the Company signed a settlement agreement with the financing company agreeing to pay 24 payments of $1,397. At March 31, 2017 the remaining balance was transferred to accounts payable. Furthermore, the Company has no future obligation as the forklift was paid off in April 2017.

Third Party Debt

Aggregate annual maturities of third and related party debt are as follows as of March 31, 2017:

For the year ended December 31,	Amount
2017	$8,341,968
2018	211,219
2019	204,997
2020	200,000
2021	200,000
Total debt- face value	9,158,184
Less: unamortized discount	(361,021)
Net debt	$8,797,163

Obligation Secured by Revenues

Under a $2,000,000 offering as amended, as of March 31, 2017, the Company has received $745,000 of investments, net of investment discounts, for 7.75% of the Company’s subsidiary, EDC, future $250,000 monthly revenues under a 30-year lease with a related party tenant in connection with Phase 1 of the Washington Cannatech Agriculture Center project. The $745,000 is recorded as a current liability under obligations secured by revenues in the accompanying unaudited condensed consolidated financial statements due to the demand investment repayment feature described below. Once the Company begins to receive monthly rental revenues of $250,000, the Company will pay the current investors 7.75% of the monthly rental revenues or $19,375 per month which will be considered interest expense (see Note 15 “Obligation Secured by Revenues”).

Each $100,000 investment is secured by a 1% interest in EDC Phase 1 of the Cannatech Agriculture Center revenues up to the offering maximum or 20% and a second lien on the intellectual property assets and patent portfolio of Ecosphere and the investors will be the first secured creditor behind the collateral rights of the senior lender in Ecosphere. Upon completion of Phase 1 of the Washington Cannatech Agriculture Center and the investors receive their first monthly payment; the intellectual property collateral will be released. In addition to the collateral, the investors have multiple exit strategies. The investors reserve the right to the following options: (1) the investment is convertible into Ecosphere common stock at a rate of $0.045 per share after six months from the respective investment date; and (2) with 30-day notice the investor can request the return of the original investment after one-year from the original investment date. (See Note 11 “Related Party Contracts” and Note 12 “Other Commitments”).

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

6.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	March 31, 2017	December 31, 2016
Customer A	$—	$1,293,900
Customer B	237,000	237,000
Customer C	32,500	32,500
Total customer deposits	$269,500	$1,563,400

As of March 31, 2017, the Company had customer deposits of approximately $0.3 million in connection with growing equipment orders received from one customer. The Company had work-in-process inventory related to these deposits of $160,884. In accordance with the sales contracts, 80% of the selling price, or $189,600, was advanced by SOGS to Ecosphere, the parent company and manufacturer.

The Company received an upfront, non-refundable licensing fee in January 2015 and in accordance with SAB Topic 13f, is amortizing it over the 20 year life of the licensing agreement. For the three months ended March 31, 2016, the Company recorded $6,250 as equipment sales and licensing revenue. The remaining $444,792 of the licensing fee is recorded as deferred revenue with $25,000 in current liabilities and $419,792 as a long term liability and will be amortized over the 20 year period.

7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 3,000,000 warrants with repricing options and $23,333 of convertible debt qualifying for derivative accounting at March 31, 2017.

The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Monte Carlo simulations. The closing price of the Company’s common stock March 31, 2017 was $0.042. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2017, are indicated in the table that follows. The volatility was based on historical volatility, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants	March 31, 2017	Embedded Conversion Option	March 31, 2017
Risk-free interest rate	1.65%	Risk-free interest rate	0.96%
Expected term in years	3.7 years	Expected term in years	0.7 years
Expected stock price volatility	96.49%	Expected stock price volatility	104.54%
Expected dividend yield	None	Expected dividend yield	None

During the three months ended March 31, 2017, based upon the estimated fair value and reduction of principal due to conversions, the Company decreased its liability for the derivative instruments by $40,014 which was recorded as "Change in fair value of derivative instruments" in the other income (expense) section of the Company's consolidated statement of operations.

We currently measure and report at fair value the liability for warrant and embedded conversion option derivative instruments. The fair value liabilities for price adjustable derivative instruments have been recorded as determined utilizing the Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Balance at March 31, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option liability	$33,023	$—	$—	$33,023
Fair value of liability for warrant derivative instruments	$87,619	$—	$—	$87,619
Total	$120,642	$—	$—	$120,642

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The following is a roll forward for the three months ended March 31, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments
Balance at December 31, 2016	$160,656
Change in fair value included in statement of operations	(40,014)
Balance at March 31, 2017	$120,642

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At March 31, 2017 and December 31, 2016 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,126,619 and $1,120,994 on March 31, 2017 and December 31, 2016, respectively.

Series B

At March 31, 2017 and December 31, 2016 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,110,332 and $2,095,269 on March 31, 2017 and December 31, 2016, respectively.

9.

COMMON STOCK

Sea of Green Systems, Inc.

SOGS is authorized to issue 250,000,000 shares (no par value) of its common stock.

No shares were issued during the three months ended March 31, 2017. At March 31, 2017, ETI owned 59.92% of SOGS.

Ecosphere Technologies, Inc.

Shares issued and issuable during the three months ended March 31, 2017 are summarized below.

Shares outstanding and issuable at December 31, 2016	174,713,046
Shares issued for conversion of convertible debt (a)	5,571,145
Total common shares outstanding at March 31, 2017	180,284,191

———————

(a)

issued for the conversion of the aggregate principal amount of $250,701 at a rate of $0.045 per share. See Note 5.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

10.

STOCK OPTIONS AND WARRANTS

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. No new warrants or options were issued during the three months ended March 31, 2017. The Company had 96,606,532 warrants and 27,834,321 options to purchase common stock outstanding at March 31, 2017.

Stock-based compensation expense related to options for the three months ended March 31, 2017 was $6,586. At March 31, 2017, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $20,124. This unrecognized compensation cost is expected to be recognized over the next nine months.

11.

RELATED PARTY TRANSACTIONS

Related Party Note Payable

In January and February 2017, the Company received unsecured, non-interest bearing advances from a related party of $130,000 and repaid $20,000 of the advance during the three months ended March 31, 2017. As of March 31, 2017 the balance of this advance was $180,607 and included in related party notes and loans payable.

Related Party Accounts Payable

As of March 31, 2017, the Company had a balance of $29,450 payable to two of the Company’s employees.

Related Party Service and Manufacturing Fees

The Company is accruing a monthly management fee payable by SOGS of $25,000 retroactive from January 1, 2015, for the Company’s executive, marketing, accounting, administrative and other miscellaneous services in supporting SOGS operations. In addition, the Company will manufacture for SOGS all Ecos GrowCube™ products at 80% of the selling prices, subject to the Company’s approval. The management fees are eliminated in consolidation.

Related Party Contracts

In June 2016, the Company and EDC entered into various non-binding agreements for a term of five years with the option to renew the lease for five additional five year terms with an employee and family member of the CEO to lease one of its turn-key growing facilities in Washington State, subject to successful completion of Washington State requirements. The Company is expected to receive monthly rental revenue of $250,000 in connection with these agreements. (See Note 5 “Obligations Secured by Revenues” and Note 12 “Other Commitments”).

12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $13,214 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices and manufacturing location. For the three months ended March 31, 2017 the Company recognized rent expense amount of $39,642 for the two buildings in Stuart, FL. As of the date of this Report, the Company has $56,454 in past due rent payments recorded in accounts payable. The Company has come to an agreement with the landlord to pay the past due balance over a one-year period.

In March 2016, the Company entered into a lease agreement for a 6-acre property in Washington State. Through various extensions, the term of this lease commenced in January 2017 and will terminate on a date five years from the commencement date. The Company has the option to renew the lease for five additional five year terms. The Company is required to make a security deposit in the amount of $72,932 by May 2017, $33,821 of which has been paid as of the date of this Report. The landlord agreed to defer lease payments to March 2017. In March, April and May 2017, the Company is required to lease payments of $19,751, $34,418 and $47,281. As of the date of this Report the Company has paid $54,169 in payments. Beginning in June 2017 and going forward the aggregate monthly rent will be $27,725.

In May 2016, the Company entered into a new three-year lease agreement for additional warehouse space at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,332.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. Through various extensions, the term of this lease commenced in January 2017 and will terminate on a date five years from the commencement date or July 2021. The Company has the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to lease payments of $4,812 each month. As of the date of this Report the Company has paid $9,624 in rent. Beginning in May 2017 and going forward the aggregate monthly rent will be $7,624. In addition, the Company paid $7,500 for an option to lease additional property in Washington State.

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

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of March 31, 2017, the Company had an accrued balance of $70,833, which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company has not been current in regards to payment, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of March 31, 2017 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

Other Commitments

As of March 31, 2017, the Company has received a $745,000 investment for 7.75% in the Company’s subsidiary, Ecosphere Development Company, LLC future revenues generated in connection with Phase 1 of the Washington Cannatech Agriculture Center project. The $745,000 is recorded as a current liability under obligation secured by revenues in the accompanying unaudited condensed consolidated financial statements since the Investor may demand repayment of the original investment any time one-year after the original investment date. Furthermore, the Company is obligated to pay up to $19,375 per month based on 7.75% of an expected $250,000 month rental revenue stream. (See Note 5 “Obligations Secured by Revenues” and Note 11, “Related Party Contracts”).

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

In July 2015, SOGS entered into a non-exclusive sales representative agreement with DWC. DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. As of March 31, 2017 the Company accrued $10,104 in commissions related to a SOGS equipment order and licensing royalties.

In June 2016, the Company and its subsidiaries entered into a sales representative and business development agreement with a DWC Equipment Sales, LLC (“DWC”). DWC is to receive a finder’s fee related to a license agreement with the Company’s nutrient manufacturer equal to 10% of the gross revenues received by SOGS. Also, during the term of the agreement, the Company agrees to pay DWC 3% of the gross revenues received by the Company from licensing and/or transferring of intellectual property rights of the Ozonix® water treatment technology as a result of any and all direct or indirect introductions made by DWC. In addition, the Company agrees to pay DWC 10% of adjusted gross collected revenues from Ozonix® water treatment equipment sales and/or contract services as a result of any and all direct or indirect introductions made by DWC. Lastly, the Company agrees to pay DWC a monthly performance based consulting fee of 3% of rental income received from Phase 1 for years 1 thru 5 and 2% of rental income received from Phase 1 for years 6 through 30 of EDC’s Washington Cannatech Agriculture Center. As of March 31, 2017, the Company has accrued $1,038 of commissions related to the royalties received from the Company’s nutrient manufacturer.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

The Company has a Second Amended and Restated Royalty Agreement effective January 1, 2016, with Mr. McGuire, the Company’s CEO, where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from an exchange offer or tender offer, as well as 4% of any debt converted (for all new debt issued beginning January 1, 2016) and sales of Ecosphere’s equity securities. In May 2016, the Company entered in a letter agreement with Mr. McGuire where the Company agrees to pay the inventor a 10% royalty on any gross revenues received by EDC. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. As of March 31, 2017, the Company has accrued $84,702 of royalties earned by Mr. McGuire in 2016 and 2017.

As of March 31, 2017, the Company has the future obligation to pay 42.75% of EDC’s Phase 1 monthly revenues to investors, consultants and the Company’s CEO.

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At March 31, 2017, accounts receivable of $10,385 was comprised of one customer balance amounting to 100% of the total receivable balance. In addition, 99% of the total revenue balance is related to the sale of growing equipment to one customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2017. As of March 31, 2017, the Company’s bank balances did not exceed FDIC insured amounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

As of March 31, 2017, the Company was dependent on it principal lender as approximately 49% of our current outstanding funding came from this one source.

14.

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

Balance, December 31, 2016	$(46,724)
Noncontrolling interest in loss	(3)
Balance, March 31, 2017	$(46,727)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At March 31, 2017, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations.

Balance, December 31, 2016	$(753,484)
Noncontrolling interest in income	69,838
Balance, March 31, 2017	$(683,646)

15.

SUBSEQUENT EVENTS

Debt Conversions

In April 2017, the Company issued 600,550 shares of common stock in connection with the conversion of $27,025 of principal and accrued interest.

Options Granted to Consultant

In April 2017, the Company entered into a two year consulting agreement and agreed to monthly payments of $5,000. In connection with the consulting agreement the Consultant was granted three-year options to purchase 500,000 shares of common stock with an exercise price of $0.045 per share. The fair value of the options amounts to $11,779. Upon execution of the consulting agreement 125,000 of the options vested immediately with the remaining options vesting in equal increments every 6 months over 18 months.

Option Repricing

In May 2017, the Company reduced the exercise price of 5,076,003 stock options held by Board members from prices ranging from $0.40 to $0.12 per share to $0.045 per share. The Company will immediately expense the incremental increase in value of $44,498 for the repricing of these previously issued options.

Obligation Secured by Revenues

Since April 1, 2017 and through the date of this Report, the Company received a $560,000 investment for an additional 6% interest in future revenues generated by the Company’s subsidiary, Ecosphere Development Company, LLC in connection with the first phase of the Washington Cannatech Agriculture Center project. (See Note 5 “Obligations Secured by Revenues” and Note 12 “Other Commitments”).

SOGS Option Grants

In April 2017, SOGS granted ten-year options to purchase 13,000,000 shares to one of SOGS directors and two consultants at an exercise price of $0.0468 per share. The options vest quarterly in equal amounts over a three-year period, subject to performing services for the Company or a publicly reported company (“Pubco”) which acquires the Company by way of merger, share exchange or otherwise (“Pubco Transaction”).  The options are not exercisable until and unless the Pubco Transaction has occurred.  If the Pubco Transaction does not occur, the options will not be exercisable. The fair value of the options amounts to $449,357.

Draw on Convertible Note

In April 2017, the Company received the final draw of $101,295 from a previously issued $0.5 million convertible note (See Note 5). The note matures in December 2017 and is convertible into SOGS common stock.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Related Party Repayments

The Company has repaid $90,102 since April 1, 2017 to two of the Company’s employees for advances made to the Company and accounts payable.

Convertible Note Extension and Warrant Grant

A Convertible note holder of an aggregate principal amount of $25,000 has agreed to extend their maturity date to December 2017. In connection with the extension, the holder will be granted five-year warrants to purchase 208,333 shares of common stock at an exercise price of $0.045 per share. The Company’s awaiting responses from convertible note holders of an aggregate principal amount of $115,000 on if they agree to the extension terms and as of the date of this Report these notes are in default.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Form 10-K for the year ended December 31, 2016.

Recent Highlights and Success

•

In January 2017, the Company and SOGS completed delivery and installation of ten (10) DWC100, fully-automated growing systems and a water treatment system for its first legal, licensed customer in Las Vegas Nevada. The Company believes that this facility will serve as one of the most state-of-the-art installations to date in the legal marijuana industry and be a critical step forward in demonstrating the Company’s products and capabilities.

•

After approximately three years in research & development, the Company and SOGS began announcing its line of high-tech growing equipment, LED lighting solutions, specialized nutrients, facility design services and agronomic consulting services for the legal marijuana industry.

•

After approximately two years in development, the Company and EDC have broken ground on its landlord-tenant business model of leasing high-tech growing facilities to legal, licensed growers in Washington State. In November 2016, EDC announced that it received its building permit for the first phase of its Cannatech Agriculture Center in Finley, Washington and held a groundbreaking ceremony to kick start the construction process. Upon completion of construction, which is expected during the summer months of 2017, and the granting of a license to its first tenant, the tenant intends to commence growing marijuana in accordance with Washington State law and pay EDC monthly rental income.

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

Current History of Product and Application Development

Since April 2014, the Company has concentrated on the design and development of high-tech growing equipment, nutrients and lighting solutions for the Precision Agriculture industry and has incurred in excess of $12 million including corporate overhead. Of this amount the Company estimates that it has incurred in excess of $6 million of costs in developing its current line of products and industry specific applications utilizing its intellectual property (“development costs”).  Such development costs are exclusive of amounts paid to executive officers including our chief technology officer, who spends a significant portion of his time on research and development, and indirect general and administrative tasks. Included in these development costs are engineering salaries and benefits, direct research and development costs, and costs related to the Company’s manufacturing and engineering facilities in Stuart, Florida.  These efforts, along with costs incurred directly related to the generation of over $70 million in revenue from the use of the Company’s intellectual property within the oil and gas industry, have resulted in the Company’s current intellectual property portfolio being available for license for various industries and applications as follows.

CRITICAL ACCOUNTING ESTIMATES

There were no changes in the Company’s critical accounting estimates during the period covered by this report.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended March 31, 2017 with the Three Months Ended March 31, 2016

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended
	March 31,
	2017	2016	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$1,300,150	$6,250	$1,293,900
Aftermarket part and product sales	6,704	730	5,974
Royalties	10,385	—	10,385
Total revenues	1,317,239	6,980	1,310,259

Cost of revenues
Equipment sales and licensing	788,899	—	788,899
Aftermarket parts and products	9,255	490	8,765
Royalties	1,915	—	1,915
Total cost of revenues	800,069	490	799,579

Gross profit	517,170	6,490	510,680

Operating expenses
Salaries and employee benefits	494,352	809,653	(315,301)
Administrative and selling	142,835	192,014	(49,179)
Professional fees	88,552	513,534	(424,982)
Depreciation and amortization	57,837	81,471	(23,634)
Research and development	131,504	44,066	87,438
Bad debt	—	3,643	(3,643)
Total costs and expenses	915,080	1,644,381	(729,301)
Loss from operations	(397,910)	(1,637,891)	1,239,981
Other income (expense)
Interest expense	(356,600)	(209,002)	(147,598)
Loss on debt extinguishment	—	(120,310)	120,310
Change in fair value of derivative instruments	40,014	—	40,014
Other, net	—	1,258	(1,258)
Total other expense, net	(316,586)	(328,054)	11,468
Net loss	(714,496)	(1,965,945)	1,251,449
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(735,184)	(1,986,633)	1,251,449
Net loss applicable to noncontrolling interest of consolidated subsidiaries	(69,835)	193,380	(263,215)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(805,019)	$(1,793,253)	$988,234

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of $0.8 million for the three months ended March 31, 2017 (the “2017 Quarter”) as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $1.8 million during the three months ended March 31, 2016 (the "2016 Quarter"). The drivers of the $1 million quarter-over-quarter change are discussed below.

Revenues

During the 2017 Quarter the Company and SOGS completed and installed its’ first growing system order resulting in revenues of $1.3 million. In addition, the Company received $10,000 in licensing royalties as a result of its cavisonix® nutrient mixing equipment. Based on existing orders, the Company does not anticipate future quarters this year will generate revenue in this amount. However, if EDC completes its first growing facility and its initial tenant receives a license, EDC revenues will be material.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost of Revenues and Operating Expenses

Equipment sales and licensing costs

During the 2017 Quarter the Company had equipment sales and licensing cost of $0.8 million relating to growing equipment sold.

Aftermarket Part and Product Costs

The costs associated with the sale of aftermarket products were $9,255 for the 2017 Quarter.

Royalty Costs

The Company had royalty non cash costs of $1,915 related to depreciation of the cavisonix® nutrient mixing equipment.

Salaries and Employee Benefits

The decrease in salaries employee benefits of approximately $0.3 million was primarily the result of a reduction in stock based compensation as the majority of the options are vested as of March 31, 2017.

Administrative and Selling

The Company had approximately $50,000 decrease in administrative and selling expensed for the 2017 Quarter. This was primarily the result of no longer having the Ecosphere Mining office in Park City, UT, a decrease in travel related expenses and marketing expenses.

Professional Fees

The $0.4 million decrease in professional fees for the 2017 Quarter was due to the reduction in consulting and legal fees. During the 2016 Quarter, the Company issued SOGS common stock to a consultant of the Company. The consultant received 6,000,000 shares of SOGS common stock. The shares were valued at $0.0468 per share (contemporaneous cash sales price) or $277,103.

Depreciation and Amortization

The Company had a decrease of $23,634 in depreciation and amortization for the 2017 Quarter as a result of certain disposals and fixed asset sales occurring in 2016.

Research and Development

The $0.1 million increase in research and development for the 2017 Quarter was primarily the result of the field operation in Washington State and the further development of various growing equipment, including the latest addition to the Company’s product line, LED lighting.

Bad Debt

The Company had no bad debt expense for the 2017 Period as compared to $3,643 for the 2016 Period.

Loss from Operations

Loss from operations for the 2017 Quarter was $0.4 million compared to loss from operations of $1.6 million for the 2016 Quarter. See discussion above under "Revenues," "Cost of Revenues and Operating Expenses" for details.

Interest Expense

Interest expense for the 2017 Quarter increased $0.1 million primarily due to an increase in accrued interest related to convertible notes and notes payable.

Debt Extinguishment

The Company had no debt extinguishment for the 2017 Period as compared to a loss on debt extinguishment of $120,310 for the 2016 Period. For the 2016 Period, the Company had convertible debt modifications that were accounted for as debt extinguishment.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Change in Fair Value of Derivative Instruments

The Company had a change in fair value of derivative instruments of $40,014 for the 2017 Period, based upon the estimated fair value and reduction of principal due to conversions.

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiary

Net loss applicable to noncontrolling interest in our Ecosphere Mining, LLC and Sea of Green Systems, Inc. consolidated majority-owned subsidiaries was $69,835.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(885,499)	$(551,593)
Net cash (used in) provided by investing activities	$(173,461)	$42,395
Net cash provided by financing activities	$1,047,733	$511,249

2017 Period

Operating Activities

Net cash used in operating activities was $0.9 million for the 2017 Quarter. For the 2017 Quarter, cash used in operating activities of $0.9 million resulted from the net loss applicable to Ecosphere common stock of $0.8 million and was partially offset by a $0.7 million decrease in inventory resulting in the sale of growing equipment during the 2017 Quarter, a $0.5 million increase in accrued expenses and $0.1 million in amortization of discounts on notes payable.

Investing Activities

Net cash used in investing activities was $0.2 million for the 2017 Quarter. The Company had additions to property and equipment in connection with the construction of the Company’s Cannatech Agriculture Center in Washington State.

Financing Activities

Net cash provided by financing activities was $1 million for the 2017 Quarter. The Company received proceeds of approximately $0.5 million in connection with the issuance of a convertible note payable and related party note payable. In addition, the Company received $0.5 million in proceeds from debt type investment classified as an obligation secured by revenues in connection with an investment in the Company’s subsidiary, Ecosphere Development Company, LLC, where the investor receives a certain percentage interest in a future revenue stream.

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

Investing Activities

Net cash provided by investing activities was 42,395 for the 2016 Quarter. The Company sold mining equipment for cash proceeds of $50,000; this was partially offset by payment of patent costs and minimal additions to property, plant and equipment.

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

Liquidity

As of May 15, 2017, Ecosphere had cash on hand of approximately $60,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. Management believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

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

•

During the summer of 2017, the Company expects to complete Phase 1 of its Cannatech Agriculture Center in Washington State if the Company can raise approximately $1 million. The Company expects for the business model of EDC to generate significant monthly, recurring, long-term revenue for the shareholders of Ecosphere and is a potential source of liquidity. The Company and EDC expect to replicate this business model, not only in Washington State, but in locations throughout the United States that are geographically, politically and economically well positioned.

•

The Company and EDC are seeking to raise the remaining $0.6 million balance of an offering of a percentage of EDC Phase 1 revenues generated in connection with the Washington Cannatech Agriculture Center project.

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

In addition to needing capital to support its operations, Ecosphere has all of its convertible notes payable, notes payable and related party notes payable due in December 2017. Please see Risk Factors concerning our ability to continue as a going concern and complete present equipment orders contained in the Form 10-K for the year ended December 31, 2017.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs during the three months ended March 31, 2017 and 2016 was $131,504 and $44,066.

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

Further information on our risk factors is contained in its filings with the Securities and Exchange Commission (the “SEC”) including our Form 10-K for the year ended December 31, 2016. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Capital Raise

Since April 1, 2017 and through the date of this Report, the Company received a $560,000 investment for a 6% interest in in the Company’s subsidiary, EDC’s future revenues generated in connection with the first phase of the Washington Cannatech Agriculture Center project.

The above transactions were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 since the investors acquired the securities for investment and were accredited investors.

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

ECOSPHERE TECHNOLOGIES, INC.

May 22, 2017	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

May 22, 2017	/s/ David Brooks
David Brooks
Chief Financial Officer
(Principal Financial Officer)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	5/12/14	3.1
3.2	Bylaws, as amended	10-Q	5/12/14	3.2
10.1	Promissory Note	8-K	3/6/17	10.1
10.2	Security Agreement	8-K	3/6/17	10.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculating Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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