Form 10-Q
period 2017-06-30
ECOSPHERE TECHNOLOGIES INC
filed 2017-08-21
CIK 1071760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________

FORM 10-Q

____________

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class	Outstanding at August 18, 2017
Common Stock, $0.01 par value per share	181,984,855 shares

SIGNATURES	39

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
Assets	(unaudited)
Current assets
Cash	$1,473	$18,984
Accounts receivable, net	83,398	—
Inventory, net	220,852	950,604
Prepaid expenses and other current assets	60,537	27,226
Total current assets	366,260	996,814
Property and equipment, net	1,197,790	1,114,646
Patents, net	164,611	170,209
Deposits	119,968	79,915
Total assets	$1,848,629	$2,361,584

(Continued)

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

	June 30,	December 31,
	2017	2016
Liabilities, Redeemable Convertible Cumulative Preferred Stock and Stockholders’ Deficit	(unaudited)
Current liabilities
Accounts payable	$1,343,629	$1,570,018
Accounts payable, related party	37,768	—
Accrued liabilities	3,702,762	2,767,025
Customer deposits	290,380	1,563,400
Current portion of deferred revenue	25,000	25,000
Convertible notes payable, net of discounts	6,998,426	6,544,737
Current portion of notes payable, net of discounts	870,067	856,304
Related party note and loans payable	212,890	190,340
Current portion of financing obligations	10,693	12,122
Capital lease obligation	—	16,326
Obligation secured by revenues	1,405,000	200,000
Fair value of liability of derivative instruments	—	160,656
Total current liabilities	14,896,615	13,905,928
Deferred revenue, net of current portion	413,542	426,042
Notes payable, net of current portion	792,000	791,000
Financing obligations, net of current portion	13,445	18,920
Total liabilities	16,115,602	15,141,890

Redeemable convertible cumulative preferred stock
Series A - 11 shares authorized; 6 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; $25,000 per share redemption amount plus dividends in arrears (liquidation value of $1,282,244 at June 30, 2017)	1,282,244	1,270,994
Series B - 484 shares authorized; 241 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively; $2,500 per share redemption amount plus dividends in arrears (liquidation value of $2,727,915 at June 30, 2017)	2,727,915	2,697,789
Total redeemable convertible cumulative preferred stock	4,010,159	3,968,783

Commitments and contingencies (Note 12)

Stockholders’ deficit
Ecosphere Technologies, Inc. stockholders' deficit
Common stock, $0.01 par value; 300,000,000 shares authorized; 181,440,297 and 173,713,047 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,814,402	1,737,129
Common stock issuable, $0.01 par value; 0 and 1,000,000 issuable at June 30, 2017 and December 31, 2016, respectively	—	10,000
Additional paid-in capital	122,438,421	122,176,226
Accumulated deficit	(141,737,809)	(139,872,236)
Total Ecosphere Technologies, Inc. stockholders' deficit	(17,484,986)	(15,948,881)
Noncontrolling interest in consolidated subsidiaries	(792,146)	(800,208)
Total stockholders’ deficit	(18,277,132)	(16,749,089)
Total liabilities, redeemable convertible cumulative preferred stock and stockholders’ deficit	$1,848,629	$2,361,584

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Equipment sales and licensing	$6,250	$6,250	$1,306,400	$12,500
Field services	—	33,854	—	33,854
Aftermarket part and product sales	531	6,345	7,235	7,075
Royalties	8,398	—	18,783	—
Total revenues	15,179	46,449	1,332,418	53,429

Costs and expenses
Equipment sales and licensing costs	13,549	12,953	802,448	12,953
Field services costs	—	27,307	—	27,307
Aftermarket part and product costs	80	3,089	9,335	3,579
Depreciation on equipment generating royalty revenues	1,915	—	3,830	—
Selling, general and administrative	916,357	1,244,350	1,773,600	2,803,617
Depreciation and amortization	57,617	68,568	115,454	150,039
Bad debt	—	—	—	3,643
Total costs and expenses	(989,518)	1,356,267	2,704,667	3,001,138

Loss from operations	(974,339)	(1,309,818)	(1,372,249)	(2,947,709)

Other income (expense)
Interest expense	(357,025)	(257,007)	(713,625)	(466,009)
Loss on debt extinguishment	—	(1,886,425)	—	(2,006,735)
Change in fair value of derivative instruments	—	(16,508)	—	(16,508)
Loss on abandonment of lease	—	(87,994)	—	(87,994)
Gain on sale/disposal of fixed asset, net	65,537	—	65,537	—
Other, net	2,169	286	2,169	1,544
Total other expense, net	(289,319)	(2,247,648)	(645,919)	(2,575,702)

Net loss	(1,263,658)	(3,557,466)	(2,018,168)	(5,523,411)

Preferred stock dividends	(20,688)	(20,688)	(41,376)	(41,376)

Net loss applicable to common stock before allocation to non controlling interest	(1,284,346)	(3,578,154)	(2,059,544)	(5,564,787)

Less: net loss (income) applicable to non-controlling interest in consolidated subsidiaries	61,773	303,198	(8,062)	496,578

Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,222,573)	$(3,274,956)	$(2,067,606)	$(5,068,209)

Net loss per common share applicable to common stock
Basic	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding
Basic	181,044,137	166,469,049	179,464,238	166,205,140
Diluted	181,044,137	166,469,049	179,464,238	166,205,140

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

Operating Activities:
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,067,606)	$(5,068,209)
Adjustments to reconcile net loss applicable to Ecosphere Technologies, Inc. common stock to net cash used in operating activities:
Preferred stock dividends	41,376	41,376
Depreciation and amortization	119,285	150,039
Non-controlling interest in income (loss) of consolidated subsidiaries	8,062	(496,578)
Amortization of discount on notes payable	247,398	63,001
Stock-based compensation expense	62,638	972,200
Loss from change in fair value of warrant derivative liability	—	16,508
Warrants granted for services	—	43,306
Loss on debt extinguishment	—	2,006,735
Loss on abandonment of lease	—	87,994
Gain on sale of fixed asset	(65,537)	—
Bad debt expense	—	3,643
Write-down of inventory	13,018	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(83,398)	8,396
Increase in prepaid expenses and other current assets	(33,310)	(27,648)
Decrease (increase) in inventory	716,734	(140,579)
(Decrease) increase in accounts payable	(188,621)	129,251
Increase in accrued liabilities	951,234	613,659
(Decrease) increase in customer deposits	(1,273,020)	197,000
Increase in deposits	(40,053)	(2,197)
Decrease in deferred revenue	(12,500)	(12,500)
Net cash used in operating activities	(1,604,300)	(1,414,603)
Investing Activities:
Purchase of property and equipment	(231,294)	(40,373)
Transfer from restricted cash	—	(10,000)
Cash receipts from sale of fixed assets	100,000	50,000
Payment of patent costs	—	(5,525)
Net cash used in investing activities	(131,294)	(5,898)
Financing Activities:
Proceeds from issuance of convertible notes payable and warrants	495,845	1,454,000
Proceeds from issuance of related party notes payable	130,000	47,733
Proceeds from note payable	17,918	990,000
Proceeds from obligation secured by revenues	1,205,000	—
Bank overdraft	—	(37,319)
Repayments of related party notes payable	(107,450)	(4,000)
Repayments of capital lease obligation	(16,326)	(7,105)
Repayments of vehicle and equipment financing	(6,904)	(30,002)
Net cash provided by financing activities	1,718,083	2,413,307
Net (decrease) increase in cash	(17,511)	992,806
Cash at beginning of period	18,984	94
Cash at end of period	$1,473	$992,900

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,964	$9,263
Cash paid for income taxes	$—	$—

Schedule of non-cash investing and financing activities:
Accrued preferred stock dividends	$41,376	$41,376
Beneficial conversion feature on convertible debt and convertible debt modifications charged to additional paid in capital	$5,481	$378,476
Conversion of convertible debt	$302,725	$169,620
Insurance premium finance contract recorded as a prepaid asset	$—	$24,469

The accompanying unaudited notes are an integral part of these unaudited condensed consolidated financial statements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been presented assuming the Company will continue as a going concern. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. The Company reported a net loss applicable to Ecosphere Technologies, Inc. common stock of $2,067,606 for the six months ended June 30 2017, and cash used in operating activities of $1,604,300 and $1,414,603 for the six months ended June 30, 2017 and 2016, respectively.  At June 30, 2017, the Company had a working capital deficiency, stockholders’ deficit and accumulated deficit of $14,530,355, $17,484,986 and $141,737,809, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report. To support its operations, the Company has a number of plans to monetize its intellectual property and raise additional capital.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

In addition to needing capital to support its operations, Ecosphere has its convertible notes payable, notes payable and related party notes payable due within the next 12 months with the exception of approximately $0.8 million of the EDC note payable due over the next 5 years.

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

The Company’s interest in SOGS may be further diluted by the following:

	June 30, 2017	December 31, 2016
Convertible debt (1)	10,835,739	1,858,408
Options to purchase common stock owned by ETI	7,042,392	—
Options and warrants to purchase common stock	—	1,450,000
Total Anti-Dilutive Potential Common Stock (2)	17,878,131	3,308,408

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company had no cash equivalents at June 30, 2017.

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

Patents

Patents are stated at cost and are being amortized on a straight-line basis over the estimated future periods to be benefited. All patents at June 30, 2017 and December 31, 2016 have either been acquired from a related company or assigned to the Company by the Company's founder. Patents are recorded at the historical cost basis. The Company recognized amortization expense of $5,598 for the six months ended June 30, 2017.

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

JUNE 30, 2017

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

JUNE 30, 2017

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

Research and Development

In accordance with ASC Topic 730-10, Research and Development – Overall, expenditures for research and development of the Company's products are expensed when incurred, and are included in operating expenses. For the six months ended June 30, 2017, the Company’s research and development costs were $215,346, respectively.

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

JUNE 30, 2017

(Unaudited)

Accounting for Uncertainty in Income Taxes

The Company applies the provisions of ASC Topic 740-10-25, Income Taxes – Overall – Recognition (“ASC Topic 740-10-25”) with respect to the accounting for uncertainty of income tax positions. ASC Topic 740-10-25 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As June 30, 2017, tax years since 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

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

For the six months ended June 30, 2017 and 2016, no potential common shares were included in the calculation of diluted loss per share because they were anti-dilutive.

Securities that could potentially dilute basic EPS in the future, that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented, consist of the following:

Anti-Dilutive Potential Common Stock

Ecosphere Technologies, Inc.

	June 30, 2017	December 31, 2016
Convertible debt	62,843,040	69,225,881
Convertible preferred stock	362,497	362,497
Options and warrants to purchase common stock	125,149,186	125,538,708
Total Anti-Dilutive Potential Common Stock	188,354,723	195,127,086

New Accounting Standards

There are no new accounting pronouncements that became effective during the period ended June 30, 2017 that materially affect the consolidated financial position of the Company or the results of its’ operations. Accounting Standard Updates which are not effective until after June 30, 2017, including the pronouncements discussed below, disclose the potential effects on the Company’s consolidated financial position and/or results of its’ operations and financial statement disclosures.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

ASU 2017-11

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.  The Company has elected to adopt ASU 2017-11 during the three months ended June 30, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017. (See Note 7).

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

JUNE 30, 2017

(Unaudited)

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

3.

INVENTORY

Inventory consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$30,743	$46,113
Work in process	190,109	904,491
	$220,852	$950,604

At June 30, 2017, the Company had work-in-process inventory related to the manufacturing of four turn-key, hydroponic growing systems for one customer and the construction of the Cannatech Agriculture Center in Washington State. In addition, the Company had raw materials inventory comprising of various parts used to manufacture Ozonix® and growing equipment.

At June 30, 2017, the Company wrote-down approximately $13,000 of its raw materials inventory for obsolete and scrapped materials.

At December 31, 2016, the Company recorded a reserve on 100% of the slow moving raw material inventory since the items have stayed stagnant for over one year. In addition, the Company transferred an Ecos PowerCube® and Ecos GrowCube® from its slow moving and finished goods inventories into fixed assets as demonstration equipment.

4.

PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2017, and December 31, 2016:

	Estimated Useful	June 30,	December 31,
	Lives in Years	2017	2016
Machinery and equipment	5	$1,402,906	$1,439,345
Furniture and fixtures	5 to 7	303,026	303,026
Automobiles and trucks	3 to 5	122,437	122,437
Leasehold improvements	5	1,122,605	912,594
Office equipment	5	618,904	618,904
		3,569,878	3,396,306
Less total accumulated depreciation		(2,372,088)	(2,281,660)
Property and equipment, net		$1,197,790	$1,114,646

During the six months ended June 30, 2017, the Company had additions to leasehold improvements of $230,000 relating to construction of its Cannatech Agriculture Center in Washington State. In addition, the Company disposed of approximately $20,000 in machine shop leasehold improvements.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

In June 2017, the Company sold its Cavisonix® nutrient mixing equipment resulting in a gain on sale of $65,537.

During the year ended December 31, 2016, the Company and EDC began constructing its first turn-key growing facility for the first phase of a Cannatech Agriculture Center in Washington State. In connection with the construction, the Company had additions to leasehold improvements of approximately $0.5 million that consisted of buildings, engineering and development costs.

Depreciation expense amounted to approximately $110,000 and $150,000 for the six months ended June 30, 2017 and June 30, 2016.

5.

CONVERTIBLE NOTES PAYABLE, NOTES PAYABLE AND OTHER DEBT

Debt consists of the following at June 30, 2017, and December 31, 2016:

Convertible Notes Payable

	June 30, 2017	December 31, 2016
In February 2017, SOGS issued a convertible note in the aggregate principal amount of $500,000. The note accrues interest at a rate of 10% per annum. The note matures in December 2017 and is convertible into SOGS common stock that is owned by the Company at a conversion rate of $0.046 per share. This note was funded in tranches and as of the date of this Report, this Note was fully funded. No beneficial conversion feature was recorded as the conversion rate exceeded the stock price. As of June 30, 2017, there were no unamortized discounts and accrued interest was $14,061.	$500,000	$—

In September 2016, the Company issued an amended, restated and consolidated convertible note in the aggregate principal amount of $3,654,000. This note accrues interest at a rate of 10% per annum, with the exception of $350,000 of principal that has a fixed interest rate of $70,000. The note matures in December 2017 and is convertible into the Company’s common stock at a conversion rate of $0.115 per share. The Holder and the Company agree that in lieu of any shares of common stock deliverable upon conversion of this Note, the Company may, to the extent that it lacks sufficient authorized common stock, issue the Holder an equivalent number of shares of the Company’s Series C convertible preferred stock, which will convert on the basis of 1,000,000 shares of common stock to one share of preferred stock (which amended articles and designations have not yet been filed with the state as of the date of this filing). In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 30,997,282 shares of common stock and 28,765,217 shares of preferred stock at an exercise price of $0.045 per share. All previously issued warrants held by the investor were cancelled. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $665,694 which included discounts associated with the old debt and the modification of previously issued warrants. The Company recorded a discount related to the new warrants of $378,476 based upon the relative fair value of the warrants calculated based on the Black Scholes valuation method and the following assumptions: volatility of 80.30%, an expected term of five years, a risk-free discount rate of 1.39% and no dividends, in connection with the Q2 2016 loan additions of $900,000. The Company recorded a discount related to the new warrants of $76,830 based upon the relative fair value of the warrants calculated based on the Black Scholes valuation method and the following assumptions: volatility of 83.21%, an expected term of five years, a risk-free discount rate of 1.23% and no dividends in connection with the Q3 2016 loan additions of $250,000. As of June 30, 2017, the unamortized amount of the discount was $141,461 and accrued interest was $737,688. (1)(2)

	3,512,539	3,360,131

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

June 30, 2017	December 31, 2016

In June 2016, the Company issued amended and restated convertible notes in the aggregate principal amount of $2,000,000. The notes accrue interest at a rate of 10% per annum, mature in December 2017 and are convertible into common stock at a conversion rate of $0.115 per share. In connection with the issuance of the notes, the Company modified prior warrants issued to the investors and re-issued five-year warrants to purchase 18,333,331 shares of common stock (all of which were previously issued) the Company reduced the exercise price to $0.045 per share and extended the term of the warrants as consideration for the note extension. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $320,030. As of June 30, 2017, there was no unamortized amount of the discount and accrued interest was $659,983. (3)

2,000,000	2,000,000

In January 2016, SOGS issued convertible notes in the aggregate principal amount of $300,000. The notes accrue interest at an annual rate of 12.50%, originally matured in July 2016 and were convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company does not merge with a public company. In connection with the issuance of the note, the Company issued to the investors five-year warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.115 per share. These warrants are deemed derivative instruments. In May 2016, the holders agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price and warrant exercise prices to $0.045 per share along with full price protection on both instruments. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $543,583. As a result of the modification and change in conversion terms, these notes are considered derivative instruments. During 2016, the holders elected to convert $139,174 of the convertible notes and interest into 3,092,751 shares of common stock. In 2017, the holders elected to convert $172,228 of the convertible notes and $15,498 of interest into 4,171,695 shares of common stock (see Note 9). As of June 30, 2017, there was no unamortized discount and accrued interest as this note has been fully converted.

—	172,228

In April 2015, SOGS issued a convertible note in the aggregate principal amount of $100,000. The note accrued interest at an annual rate of 12.50%, matured in October 2015 and was convertible into the Company’s common stock at a conversion rate of $0.115 per share if the Company did not merge with a public company. In connection with the issuance of the note, the Company issued to the investor five-year warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.115 per share that were later cancelled in exchange for the issuance of 500,000 shares of common stock of the Company. The Company recorded a discount related to the warrants and beneficial conversion feature of $100,000 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 69.94%, an expected term of five years, a risk-free discount rate of 1.38% and no dividends. The discount of $100,000 was expensed in 2015. In November 2015, the note holder agreed to extend the maturity date to April 2016 for the principal amount of $106,250, accrued interest was added to the original principal amount. The Company recorded a debt discount of $5,220 in connection with the extension and issuance of 500,000 shares for the cancellation of the above mentioned 1,000,000 warrants due to the incremental increase in value. In April 2016, the holder extended the maturity date to July 2016 for no consideration. In June 2016, the holder elected to convert $69,620 of the convertible notes into 1,547,114 shares of common stock. In May 2016, the holder agreed to extend their maturity date to December 2017 in exchange for the reduction in the note conversion price to $0.045 per share along with full price protection on the instruments. In 2017, the holder elected to convert $25,000 of the convertible note into 555,556 shares of common stock (see Note 9). As of June 30, 2017, there was no unamortized discount and accrued interest was $12,539.

11,630	36,630

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

June 30, 2017	December 31, 2016

In January 2014, the Company issued convertible notes in the aggregate principal amount of $245,000. The notes accrue interest at an annual rate of 10%, mature in January 2016 and are convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 1,633,328 shares of common stock at an exercise price of $0.35 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $234,211 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility ranging between 78.01% and 78.26%, an expected term of five years, a risk-free discount rate ranging between 1.61% and 1.77% and no dividends. In January 2015, the Company reduced the conversion rates and warrant exercise prices to $0.12 per share of note holders of an aggregate principal amount of $245,000. As a result of the modification, the Company recorded a debt discount of $33,889. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $112,624 which included discounts associated with the old debt. In January 2016, the note holders agreed to extend the convertible notes to January 2017. The modifications were accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $696 which included discounts associated with the old debt, no additional debt discount was recorded. Additional amounts were charged to loss on debt extinguishment in January 2016 related to consideration paid to the lender (shares of SOGS owned by ETI). Holders of an aggregate principal amount of $205,000 have agreed to extend their maturity dates to December 2017 in exchange for 1,708,000 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $89,068 that amortize over the remaining term of the debt. As of the date of this Report, an aggregate principal amount of $40,000 is in default, the Company is awaiting response from the note holder regarding extension terms.  As of June 30, 2017, the unamortized amount of the discount was $31,775 and accrued interest was $84,861.

213,225	187,860

In December 2013, the Company issued convertible notes in the aggregate principal amount of $200,000. The notes accrue interest at an annual rate of 10%, and matured in December 2015 and were convertible into common stock at a conversion rate of $0.30 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 11,333,328 shares of common stock at an exercise price of $0.35 per share. In 2014 and 2015, the Company reduced the note holders conversion rates and warrant exercise prices to $0.12 per share. In January 2016, the holders agreed to extend the convertible notes to December 2016. The Company charged $119,614 to loss on debt extinguishment in January 2016 related to consideration paid to the lender (shares of SOGS owned by ETI). In June 2016, one of the note holders of an aggregate principal amount of $25,000 agreed to extend the maturity date to December 2017 and was granted an additional five-year warrant to purchase 208,333 shares of common stock. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $17,994 which included discounts associated with the old and new warrants. The holders of an aggregate principal amount of $125,000 agreed to extend their maturity dates to December 2017 in exchange for 1,041,666 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $58,222 that amortize over the remaining term of the debt. As of the date of this Report, an aggregate principal amount of $75,000 is in default, the Company is awaiting response from the note holders regarding extension terms.  As of June 30, 2017, the unamortized amount of the discount was $19,263 and accrued interest was $65,347.

180,737	160,625

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

June 30, 2017	December 31, 2016

In February 2013, the Company issued convertible notes in the aggregate principal amount of $750,000. The notes accrue interest at an annual rate of 8.5%, matured in February 2015 and were convertible into common stock at a conversion rate of $0.381 per share. Additionally, the note holders could have elected to have up to 32.35% of the original principal amount of this Note repaid 18 months following the issuance date. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 984,375 shares of common stock at an exercise price of $0.381 per share. The Company recorded a discount related to the warrants and beneficial conversion feature of $391,771 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 92.82%, an expected term of five years, a risk-free discount rate of 0.86%, and no dividends. In December 2013, the holder elected to covert $37,500 of the convertible note into 98,425 shares of the Company’s common stock. As a result of the December 2013 financing, the Company was in violation of certain covenants included in the securities purchase agreements with the investors.  In March 2014, the investors agreed to waive their rights under securities purchase agreements in exchange for a reduction in the conversion price of the notes and exercise price of the warrants to $0.30 per share.  The Company also agreed to issue additional warrants to acquire 265,625 shares of common stock at an exercise price of $0.30 per share.  As a result of the modification, the Company recorded an additional debt discount of $37,432 for the increase in the fair value of the warrants. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in the immediate expensing of the remaining discount of $164,503. There was no beneficial conversion feature on the exchanged debt. The Company received notice of a partial redemption request of $250,868 in August 2014, which is comprised of 32.35% of the original principal amount together with any and all accrued but unpaid interest. In August 2014, the holders agreed to waive their right to the early partial redemption and the Company paid the holders $24,263 plus $3,500 in lawyer’s fees. In addition to the payment, the Company reduced the conversion price under the Notes and the exercise price under the Warrants to $0.115 per share. As a result of the modification, the Company recorded a debt discount of $302,660. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40 and reissuance of the existing debt, resulting in a loss on debt extinguishment of $61,051 which included discounts associated with the old debt and extension fees paid to the lender. In November 2014, the holders elected to convert $67,500 of the convertible notes into 586,957 shares of the Company’s common stock. In February 2015, the note holders agreed to extend an aggregate principal amount of $645,000 for an additional six months. The Company agreed to pay the holders an extension fee equal to an aggregate of $50,000 that was payable in 434,782 shares of common stock. In addition, the Company granted the holders five-year warrants to purchase 312,000 shares of common stock at an exercise price of $0.115 per share. In August 2015, the note holders agreed to extend their notes for no consideration until February 2016. In May 2016, the holders agreed to extend their maturity date until December 2017 and as consideration for the extension, the Company reduced the note conversion rate and warrant exercise prices to $0.045 per share. The modification was accounted for as a debt extinguishment in accordance with ASC 470-50-40, resulting in a loss on debt extinguishment of $339,123. During 2016, the holders elected to convert $228,628 of the convertible notes into 4,404,287 shares of the Company’s common stock. In 2017, one holder elected to convert $90,000 of the convertible note into 2,000,000 shares of common stock (see Note 9). As of June 30, 2017, there was no unamortized discount and accrued interest was $129,933.

326,372	416,372

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

	June 30, 2017	December 31, 2016

In 2010 and 2011, the Company issued convertible notes in the aggregate principal amount of $1,225,000. The notes accrue interest at an annual rate of 10%, matured in the quarter ended March 31, 2013 and were convertible into common stock at a conversion rate of $0.70 per share. In connection with the issuance of the notes, the Company issued to the investors five-year warrants to purchase 875,000 shares of common stock at an exercise price of $0.70 per share. The Company recorded a discount related to the warrants of $302,387 based upon the relative fair value of the warrants calculated using the Black Scholes valuation method and the following assumptions: volatility of 100.73% to 112.55%, an expected term of five years, a risk-free discount rates of 1.74% to 2.06%, and no dividends. During the second quarter of 2013, the Company repaid an aggregate of approximately $1.1 million of principal and interest on the notes. Holders of an aggregate of $295,000 of principal agreed to extend the maturity of their notes to March 2014. As consideration of the extensions the Company reduced the conversion price of the extended notes to $0.42 and issued warrants to purchase 368,467 shares of common stock for $0.42 per share over five years. As a result of extending the notes, the Company recorded additional discounts for beneficial conversion feature and relative fair value of the warrants totaling $111,738, which was being amortized through the extended maturity of the notes. Subsequent to March 31, 2014, the holders of the notes due in March 2014 agreed to extend the maturity dates of the notes to September 2014 for $50,000 of principal and March 2015 for $245,000 of principal, totaling $295,000. The note holders agreed to further extend in March 2015, this extends the maturity dates to September 2015 for $50,000 of principal and March 2016 for $245,000 of principal, totaling $295,000. During 2016, the holders agreed to extend their maturity dates to December 2017 in exchange for 2,458,333 warrants to purchase common stock at an exercise price of $0.045 per share. In connection with this issuance, the Company recorded debt discounts of $122,975 that amortize over the remaining term of the debt.  As of June 30, 2017, the unamortized amount of the discounts was $41,077 and accrued interest was $192,464.

	253,923	210,891

Total	$6,998,426	$6,544,737
Less Current Portion, net of discounts	(6,998,426)	(6,544,737)
Convertible notes payable, long term	$—	$—

Amortization of debt discounts in the accompanying condensed consolidated statements of operation is included in interest expense for the six months ended June 30, 2017.

(1) As of June 30, 2017 and December 31, 2016, the Company had issued the following secured convertible note to its principal lender, which was consolidated into an amended and restated note in September 2016. As amended and restated, the note is collateralized by a first lien on the following: (i) the Ecos PowerCube® unit located in Stuart, FL; (ii) one completed Ecos GrowCube™ unit located in Kennewick, WA; (iii) each of the Company’s patents related to the Ozonix® technology in any global field of use other than agriculture; (iv) 30.6% of the limited liability company interests in the Company’s subsidiary Fidelity National Environmental Solutions, LLC; (v) 25% of the limited liability company interests in the Company’s subsidiary Ecosphere Mining, LLC, and (vi) all proceeds received by Ecosphere from Ozonix® patents in any global field of use other than agriculture. The Company has agreed to apply 5% of revenues from certain equipment sales and licensing fees as well as certain securities offering proceeds toward repayment of the note. In addition, the Company shall pay the lender an amount equal to 7% of the gross lease revenue received by the Company on a cash basis from the Company’s first tenant at EDC’s Cannatech Agriculture Center.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

A summary of convertible notes payable and the related discounts as of June 30, 2017, and December 31, 2016 is as follows:

	June 30, 2017	December 31, 2016
Principal amount of convertible notes payable	$7,232,002	$7,019,230
Unamortized discounts	(233,576)	(474,493)
Convertible notes payable, net of discount	6,998,426	6,544,737
Less: current portion	(6,998,426)	(6,544,737)
Convertible notes payable, net of discount, less current portion	$—	$—

Notes Payable

	June 30, 2017	December 31, 2016
Principal amount of notes payable	$1,670,067	$1,656,304
Unamortized discounts	(8,000)	(9,000)
Notes payable, net of discount	1,662,067	1,647,304
Less: current portion	(870,067)	(856,034)
Notes payable, net of discount, less current portion	$792,000	$791,000

On January 1, 2012, the Company reclassified a non-interest bearing unsecured note payable to a former director totaling $272,399 of which $102,149 was outstanding at December 31, 2016 and 2015, respectively, from related party debt due to lack of on-going affiliation with the lender. Due to lack of payment the note was in default beginning in April 2015, the note began accruing interest at a rate of 7% per annum through December 2015 when the note the note holder agreed to extend the maturity date to October 2018 and agreed to suspend payments until July 2016 without the note bearing any additional default interest. Accordingly, $102,149 is included in current portion of notes payable in the accompanying consolidated financial statements. Accrued interest at June 30, 2017 was $14,045.

In October 2015, the Company issued a promissory note in the aggregate principal amount of $50,000. The note accrues interest at an annual rate of 10%, maturing in May 2016 and is past due, but not in default as the Company has not received notification from the lender. In connection with the promissory note, the investor was granted 750,000 options to purchase shares of SOGS common stock. The options are exercisable over a three-year period at $0.046 per share. Accrued interest at June 30, 2017 was $8,694. The note is included in current portion of notes payable.

In June 2016, the Company and its wholly-owned subsidiary, EDC, issued a senior secured promissory note in the aggregate principal amount of $1,000,000. The Company recorded a discount of $10,000 for legal fees that will be amortized over the 5 year term of the note. The note bears annual interest at the rate of 15% and matures 63 months after EDC’s initial tenant obtains both a certificate of occupancy and an approved I-502 cultivation license issued by the Washington State Liquor Control Board, but no later than April 15, 2022. The Note is secured by all of EDC’s personal property and by EDC’s interest in certain agreements entered into between EDC and its initial tenant pursuant to which EDC will lease the initial tenant property and equipment, provide consulting services, and license its technology. See Note 12. The balance at June 30, 2017 was $992,000 of which $792,000 is in long term and $200,000 is in current portion of notes payable. Accrued interest at June 30, 2017 was $150,000 and unamortized discount was $8,000.

In Q4 2016, the Company entered into a secured loan arrangement in the aggregate principal amount of $500,000 with its principal lender. The note accrues interest at a rate of 10% per annum. In addition, the note has a security interest in shares of SOGS which are presently held by the Company. Accrued interest at June 30, 2017 was $34,653. The note is included in current portion of notes payable.

In June 2017, the Company’s principal lender advanced $17,918 to the Company to pay its Stuart, FL landlord. The terms of the advance have not yet been determined. The advance is included in current portion of notes payable.

Related Party Notes and Loans Payable

In January 2015, the Company issued a promissory note to an employee of the Company in the aggregate principal amount of $50,000. During 2016, the employee made additional loans to the Company of $69,733, respectively. The total outstanding balance of the notes was $119,733 as of June 30, 2017. The Company is currently in discussions with the employee regarding an extension. The note accrues interest an annual rate of 10% and matured in July 2016. Accrued interest at June 30, 2017 was $18,025.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

During the year ended December 31, 2016, the Company received unsecured, non-interest bearing advances from a related party, who is the Company’s Director of Manufacturing and son of the Company’s CEO, of $100,000 and repaid $29,393 of the advance. During the six months ended June 30, 2017, the Company received additional advances of $130,000 and repaid $107,450. As of June 30, 2017 the balance of this advance was $93,157.

Financing Obligations

	June 30, 2017	December 31, 2016
Secured vehicle notes payable in monthly installments of $1,046 over 72 months, maturing in September 2019 and accruing interest at an annual rate of 9.65%.	$24,138	$29,111

Financing for insurance premiums payable in nine monthly installments of $1,938 accruing interest at 8.23%. The final payment was due in January 2017.	—	1,931

Total	24,138	31,042
Less Current Portion	(10,693)	(12,122)
Financing obligations, long-term portion	$13,445	$18,920

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

Third Party Debt

Aggregate annual maturities of third and related party debt are as follows as of June 30, 2017:

For the year ended December 31,	Amount
2017	$8,320,305
2018	211,219
2019	207,573
2020	200,000
2021	200,000
Total debt- face value	9,139,097
Less: unamortized discount	(241,576)
Net debt	$8,897,521

Obligation Secured by Revenues

Under a $2,000,000 offering as amended, as of June 30, 2017, the Company has received $1,405,000 of investments, net of $70,000 of investment discounts, for 14.75% of the Company’s subsidiary, EDC, future $250,000 monthly revenues under a 30-year lease with a related party tenant in connection with Phase 1 of the Washington Cannatech Agriculture Center project. The $1,405,000 is recorded as a current liability under obligations secured by revenues in the accompanying unaudited condensed consolidated financial statements due to the demand investment repayment feature described below. Once the Company begins to receive monthly rental revenues of $250,000, the Company will pay the current investors 14.75% of the monthly rental revenues or $36,875 per month which will be considered interest expense.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

6.

CUSTOMER DEPOSITS AND DEFERRED REVENUE

Customer deposits are summarized as follows:

	June 30, 2017	December 31, 2016
Customer A	$—	$1,293,900
Customer B	237,000	237,000
Customer C	32,500	32,500
Customer D	20,880	—
Total customer deposits	$290,380	$1,563,400

As of June 30, 2017, the Company had customer deposits of approximately $0.3 million in connection with growing equipment and LED light orders received from two customers. The Company had work-in-process inventory related to these deposits of $160,884. In accordance with the sales contracts, 80% of the selling price, or $189,600, was advanced by SOGS to Ecosphere, the parent company and manufacturer.

The Company received an upfront, non-refundable licensing fee in January 2015 and in accordance with SAB Topic 13f, is amortizing it over the 20 year life of the licensing agreement. For the six months ended June 30, 2017, the Company recorded $12,500 in equipment sales and licensing revenue. The remaining $438,542 of the licensing fee is recorded as deferred revenue with $25,000 in current liabilities and $413,542 as a long term liability and will be amortized over the 20 year period.

7.

DERIVATIVE FINANCIAL INSTRUMENTS

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options are recorded as a liability and are revalued at fair value at each reporting date. The Company has 3,000,000 warrants with repricing options and $172,228 of convertible debt qualifying for derivative accounting at December 31, 2016. The Company calculates the estimated fair values of the liabilities for warrant and embedded conversion option derivative instruments at each quarter-end using the Monte Carlo simulations.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11 Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 also clarifies existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share (EPS) in accordance with ASC Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS.  For the Company, ASU 2017-11 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts ASU 2017-11 in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period in either of the following ways: 1. Retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which ASU 2017-11 is effective or 2. Retrospectively to outstanding financial instruments with a down round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10.  The Company has elected to adopt ASU 2017-11 during the three months ended June 30, 2017 by applying ASU 2017-11 retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 as follows:

	As Reported	Cumulative Effect Adjustment	Adjusted
Derivative Liabilities	$160,656	$(160,656)	$—
Current Liabilities	$13,905,928	$(160,656)	$13,745,272
Total Liabilities	$15,141,890	$(160,656)	$14,981,234
Accumulated Deficit	$139,872,236	$160,656	$140,032,892

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

If the comparative prior period financial statements were prepared using the newly adopted standard, the derivative liabilities would be zero and the change in fair value of derivative instruments would be zero. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for embedded conversion option liability	$—	$—	$—	$—
Fair value of liability for warrant derivative instruments	$—	$—	$—	$—
Total	$—	$—	$—	$—

The following is a roll forward for the six months ended June 30, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Warrant and Embedded Conversion Option
Derivative
Instruments
Balance at December 31, 2016	$160,656
Cumulative effect adjustment (See Note 2)	(160,656)
Balance at June 30, 2017	$—

8.

REDEEMABLE CONVERTIBLE CUMULATIVE PREFERRED STOCK

Series A

At June 30, 2017 and December 31, 2016 there were 6 shares of Series A Redeemable Convertible Cumulative 15% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $27,500 per share plus accrued dividends or redeemable at the option of the holder upon a change of control event at $25,000 per share plus accrued dividends. A Change of Control ("CoC") event means a transfer of greater than fifty percent of the shares of common stock of the Company. The shares are convertible each into 24,000 common shares. Our Series A preferred stock provides for annual cash dividends at the rate of $3,750 per share. Accrued dividends totaled $1,132,244 and $1,120,994 on June 30, 2017 and December 31, 2016, respectively.

Series B

At June 30, 2017 and December 31, 2016 there were 241, respectively, of Series B Redeemable Convertible Cumulative 10% Preferred Stock outstanding. The shares are redeemable at the option of the Company at $3,000 per share plus accrued dividends or redeemable at the option of the holder upon a Change of Control (“CoC”) event at $2,500 per share plus accrued dividends. The shares are convertible each into 835 common shares. Our Series B preferred stock provides for annual cash dividends at the rate of $250 per share. Accrued dividends totaled $2,125,395 and $2,095,269 on June 30, 2017 and December 31, 2016, respectively.

9.

COMMON STOCK

Sea of Green Systems, Inc.

SOGS is authorized to issue 250,000,000 shares (no par value) of its common stock.

No shares were issued during the six months ended June 30, 2017. At June 30, 2017, ETI owned 59.92% of SOGS.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Ecosphere Technologies, Inc.

Shares issued and issuable during the six months ended June 30, 2017 are summarized below.

Shares outstanding and issuable at December 31, 2016	174,713,047
Shares issued for conversion of convertible debt (a)	6,727,250
Total common shares outstanding at June 30, 2017	181,440,297

———————

(a)

issued for the conversion of principal and accrued interest of $302,726 at a rate of $0.045 per share. See Note 5.

10.

STOCK OPTIONS AND WARRANTS

Stock Option Grants

In April 2017, the Company entered into a two year consulting agreement and agreed to monthly payments of $5,000. In connection with the consulting agreement the Consultant was granted three-year options to purchase 500,000 shares of common stock with an exercise price of $0.045 per share. The fair value of the options amounts to $11,779. Upon execution of the consulting agreement 125,000 of the options vested immediately with the remaining options vesting in equal increments every 6 months over 18 months. The $11,779 is being recognized over the service period.

Stock Option Repricing

In May 2017, the Company reduced the exercise price of 5,076,003 stock options held by Board members from prices ranging from $0.40 to $0.12 per share to $0.045 per share. The Company immediately expensed the incremental increase in value of $44,498 for the repricing of these previously issued options.

The Company had 28,334,321 options to purchase common stock outstanding at June 30, 2017.

Warrant Grant

A Convertible note holder of an aggregate principal amount of $25,000 has agreed to extend the note maturity date to December 2017. In connection with the extension, the holder was granted five-year warrants to purchase 208,333 shares of common stock at an exercise price of $0.045 per share.

The fair value of each option and warrant is estimated on the date of grant using the BSM option-pricing model. The Company used the following assumptions for options and warrants issued or valued during the six months ended June 30, 2017:

Risk-free interest rate	0.75% to 1.77%
Expected option life in years	0.67 to 5 years
Expected stock price volatility	86.31% to 117.51%
Expected dividend yield	None

The Company had 96,814,865 warrants to purchase common stock outstanding at June 30, 2017.

Stock-based compensation expense and repricing expense related to options for the six months ended June 30, 2017 was $62,637. At June 30, 2017, total unrecognized compensation cost related to unvested options granted under the Company’s option plans totaled $20,349. This unrecognized compensation cost is expected to be recognized over the next fifteen months.

11.

RELATED PARTY TRANSACTIONS

Related Party Note Payable

In January and February 2017, the Company received unsecured, non-interest bearing advances from a related party of $130,000 and repaid $107,450 of the advance during the six months ended June 30, 2017. As of June 30, 2017 the balance of these and prior advances was $93,157 and included in related party notes and loans payable.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Related Party Accounts Payable

As of June 30, 2017, the Company had a balance of $37,768 payable to the Company’s Chief Operating Officer.

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

12.

COMMITMENTS AND CONTINGENCIES

Leases

The Company makes monthly rent payments of $13,214 under a month-to-month agreement for the Company’s Stuart, Florida corporate offices and manufacturing location. For the six months ended June 30, 2017 the Company recognized rent expense amount of $79,284 for the two buildings in Stuart, FL. As of the date of this Report, the Company has $27,770 in past due rent payments recorded in accounts payable. The Company has come to an agreement with the landlord to pay the past due balance over a one-year period. As of August 1, 2017, the Company has scaled back its offices and no longer has its manufacturing location. The Company has a note agreement with the landlord to pay the remaining back rent of $12,480 for the manufacturing location.

In March 2016, the Company entered into a lease agreement for a 6-acre property in Washington State. Through various extensions, the term of this lease commenced in January 2017 and will terminate on a date five years from the commencement date. The Company has the option to renew the lease for five additional five year terms. The Company is required to make a security deposit in the amount of $72,932 by May 2017, which has been paid as of the date of this Report. The landlord agreed to defer lease payments to March 2017. In March, April and May 2017, the Company is required to make lease payments of $19,751, $34,418 and $47,281. As of the date of this Report the Company has paid $101,450 in payments. Beginning in June 2017 and going forward the aggregate monthly rent will be $27,725.

In May 2016, the Company entered into a new three-year lease agreement for additional warehouse space at a location near its current offices. The term of this lease commences in May 2016 and will terminate in May 2019. The aggregate monthly rent is $2,332. As of August 15, 2017, the Company has been released from the lease.

In July 2016, the Company entered into a lease agreement for an additional 1.57 acres in Washington State. Through various extensions, the term of this lease commenced in January 2017 and will terminate on a date five years from the commencement date or July 2021. The Company has the option to renew the lease for five additional five-year terms. The Company paid a security deposit in the amount of $25,646 in August 2016. The landlord agreed to defer lease payments to March 2017. In March and April 2017, the Company is required to make lease payments of $4,812 each month. As of the date of this Report the Company has paid $9,624 in rent. Beginning in May 2017 and going forward the aggregate monthly rent will be $7,624. In addition, the Company paid $7,500 for an option to lease additional property in Washington State.

In connection with the March and July 2016 leases as noted above, the Company is obligated to construct Phase 1 of the Cannatech Agriculture Center.

Legal

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

To our knowledge, except as described below, no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

In December 2012, the Company reached a settlement with KIA, who filed a lawsuit against the Company in 2007, amounting to $100,000 to be paid with an initial $25,000 payment and 36 monthly installments for the remainder of the settlement amount. The Company has defaulted on its required payments and the settlement amount increased to $150,000. The Company had originally accrued $197,500 in liabilities related to this settlement. As a result of the settlement, the Company reduced legal expense by $47,500 (as the original expense was charged to this account) leaving an accrued balance of $125,000 at December 31, 2012, which was comprised of the $150,000 obligation less the initial $25,000 payment. As of June 30, 2017, the Company had an accrued balance of $70,833, which is comprised of the $150,000 obligation less $79,167 in payments. Since the Company has not been current in regards to payment, the Company will no longer record a $50,000 gain upon final payment in accordance with the settlement.

In March 2011, a former vendor obtained a judgment against the Company for a number of disputed billings. As of June 30, 2017 the Company has accrued $70,000 which is anticipated to be the amount of payment due to the vendor plus attorney’s fees.

Other Commitments

As of June 30, 2017, the Company has received a $1,405,000 investment for 14.75% in the Company’s subsidiary, Ecosphere Development Company, LLC future revenues generated in connection with Phase 1 of the Washington Cannatech Agriculture Center project. The $1,405,000 is recorded as a current liability under obligation secured by revenues in the accompanying unaudited condensed consolidated financial statements since the Investor may demand repayment of the original investment any time one-year after the original investment date. Furthermore, the Company is obligated to pay up to $36,875 per month based on 14.75% of an expected $250,000 month rental revenue stream. (See Note 5 “Obligations Secured by Revenues” and Note 11, “Related Party Contracts”). In August 2017, the Company received notice from an investor of $50,000 demanding repayment of the original investment due to the Company being unable to make monthly payments as described in the offering term sheet.

In June 2016, the Company and EDC issued a senior secured promissory note in the amount of $1.0 million to a lender. In addition, EDC entered into a long-term Business Consulting Agreement with the lender under the note agreement pursuant to which the lender will provide EDC with advice and services with respect to EDC’s business and financial management and long-range planning. In exchange for the consulting services, EDC will pay the Lender $8,333 monthly plus 15% of EDC’s monthly revenues received under agreements with EDC’s initial tenant for 30-years. (See Note 15).

In July 2015, SOGS entered into a non-exclusive sales representative agreement with DWC. DWC is to act as a non-exclusive sales representative for SOGS on a worldwide basis to sell the Company’s Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. The term of the agreement commenced in July 2015 and shall continue in perpetuity. In consideration of the services to be rendered by DWC, the Company agrees to pay DWC 10% of gross revenues received by SOGS from sales of the Ecos GrowCube™ technology and related Precision-Agriculture products to its customers. As of June 30, 2017 the Company accrued $10,104 in commissions related to a SOGS equipment order and licensing royalties.

In June 2016, the Company and its subsidiaries entered into a sales representative and business development agreement with DWC Equipment Sales, LLC (“DWC”). DWC is to receive a finder’s fee related to a license agreement with the Company’s nutrient manufacturer equal to 10% of the gross revenues received by SOGS. Also, during the term of the agreement, the Company agrees to pay DWC 3% of the gross revenues received by the Company from licensing and/or transferring of intellectual property rights of the Ozonix® water treatment technology as a result of any and all direct or indirect introductions made by DWC. In addition, the Company agrees to pay DWC 10% of adjusted gross collected revenues from Ozonix® water treatment equipment sales and/or contract services as a result of any and all direct or indirect introductions made by DWC. Lastly, the Company agrees to pay DWC a monthly performance based consulting fee of 3% of rental income received from Phase 1 for years 1 thru 5 and 2% of rental income received from Phase 1 for years 6 through 30 of EDC’s Washington Cannatech Agriculture Center. As of June 30, 2017, the Company has accrued $840 of commissions related to the royalties received from the Company’s nutrient manufacturer.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

The Company has a Second Amended and Restated Royalty Agreement effective January 1, 2016, with Mr. McGuire, the Company’s CEO, where he is entitled to receive royalties equal to 4% of Ecosphere’s revenues generated from the patents and inventions which were created by him (the “Inventions”). In addition to the royalties paid on revenues, the royalties will also be paid on any consideration Ecosphere receives or its shareholders receive from a merger or sale of our assets outside of the ordinary course of business relating to the Inventions plus consideration received by our shareholders from an exchange offer or tender offer, as well as 4% of any debt converted (for all new debt issued beginning January 1, 2016) and sales of Ecosphere’s equity securities. In May 2016, the Company entered in a letter agreement with Mr. McGuire where the Company agrees to pay the inventor a 10% royalty on any gross revenues received by EDC. Royalty payments will be paid for the life of all Inventions regardless of whether Mr. McGuire remains an employee of Ecosphere. Under the Royalty Agreement, Ecosphere granted Mr. McGuire a security interest (subordinated to all creditors and shareholders) in all of the Inventions and all revenues generated from the Inventions to secure payments owed to him under the Royalty Agreement. Provided that Ecosphere is not in default of the Royalty Agreement, Mr. McGuire will assign his rights to any technology invented by him during the term of his Employment Agreement. His amended Royalty Agreement provides that the Company will be in default for non-payment only if it has the liquidity to pay Mr. McGuire or if it defrauds him regarding its ability to pay him. As of June 30, 2017, the Company has accrued $124,643 of royalties earned by Mr. McGuire in 2016 and 2017.

As of June 30, 2017, the Company has the future obligation to pay 49.75% of EDC’s Phase 1 monthly revenues to investors, consultants and the Company’s CEO.

13.

CONCENTRATIONS OF RISK

Concentration of Accounts Receivable and Revenues

At June 30, 2017, accounts receivable of $83,398 was comprised of one customer balance amounting to 100% of the total receivable balance. In addition, 98% of the total revenue balance is related to the sale of growing equipment to one customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2017. As of June 30, 2017, the Company’s bank balances did not exceed FDIC insured amounts. The Company performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. The Company’s payment terms are generally upon receipt or 30 days from delivery of products, but may fluctuate depending on the terms of each specific contract.

During the six months ended June 30, 2017, the Company was dependent on it principal lender as approximately 27% of our current outstanding funding came from this one source.

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

Balance, December 31, 2016	$(46,724)
Noncontrolling interest in loss	(3)
Balance, June 30, 2017	$(46,727)

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

Sea of Green Systems, Inc.

In 2014, the Company’s subsidiary, SOGS, issued 80,000,000 shares of common stock to ETI as founder’s shares in exchange for a capital contribution of $10. From November 10, 2014 through August 2015, the Company was the sole shareholder. During the year ended December 31, 2015, SOGS issued a stock dividend payable to ETI in the amount of 21,262,800 shares of common stock. During 2015, ETI sold portions of its interest in SOGS for cash and issued its own shares to third parties for services benefiting ETI. At December 31, 2015, ETI owned 69.49% of SOGS. In 2016, ETI issued its own shares as bonuses to ETI employees and to convertible note holders as consideration for one-year debt extensions. In addition, SOGS issued shares as consultant fees in lieu of a cash payment. At June 30, 2017, ETI owned 59.92% of SOGS. Accordingly, the Company is presenting noncontrolling interests as a component of equity on its consolidated balance sheets and reported noncontrolling interest net income or loss under the heading “Net (income) loss applicable to noncontrolling interest in consolidated subsidiaries” in the consolidated statements of operations.

Balance, December 31, 2016	$(753,484)
Noncontrolling interest in income	8,065
Balance, June 30, 2017	$(745,419)

15.

SUBSEQUENT EVENTS

Debt Conversions

In July 2017, the Company issued 544,558 shares of common stock in connection with the conversion of $24,505 of principal and accrued interest.

Sale of Fixed Assets

In July 2017, the Company sold a metal building resulting in a loss on sale and disposal of $28,180.

In August 2017, the Company sold a vehicle resulting in a gain on sale of $26,009.

Related Party Advances

Since July 1, 2017 and through the date of this Report, the Company has received advances of $30,850 from the Company’s corporate secretary and wife of the Company’s CEO.

Advance

The Company received an unsecured, non-interest bearing advance of $25,017 from a third party.

Washington State Financing

In August 2017, the Company and EDC issued an amended and restated senior secured promissory note in the amount of $1.3 million to a lender in order to complete the first phase of the Cannatech Agriculture Center in Washington State. EDC also entered into a long-term Business Consulting Agreement with the lender under the note agreement pursuant to which the lender will provide EDC with advice and services with respect to EDC’s business and financial management and long-range planning. In exchange for the consulting services, EDC will pay the Lender $10,817 monthly plus 15% of EDC’s monthly revenues received under agreements with EDC’s initial tenant. In addition, the Lender was granted 8,255,385 three-year warrants to purchase common stock of SOGS with an exercise price of $0.045 per share.

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

•

After approximately two years in development, the Company and EDC have broken ground on its landlord-tenant business model of leasing high-tech growing facilities to legal, licensed growers in Washington State. In November 2016, EDC announced that it received its building permit for the first phase of its Cannatech Agriculture Center in Finley, Washington and held a groundbreaking ceremony to kick start the construction process. Upon completion of construction, which is expected during the winter months of 2017, and the granting of a license to its first tenant, the tenant intends to commence growing marijuana in accordance with Washington State law and pay EDC monthly rental income.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Results of Operations

Comparison of the Three Months ended June 30, 2017 with the Three Months Ended June 30, 2016

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Three Months Ended June 30,
	2017	2016	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$6,250	$6,250	$—
Field services	—	33,854	(33,854)
Aftermarket part and product sales	531	6,345	(5,814)
Royalties	8,398	—	8,398
Total revenues	15,179	46,449	(31,270)
Costs and expenses
Equipment sales and licensing costs	13,549	12,953	596
Field services costs	—	27,307	(27,307)
Aftermarket part and product costs	80	3,089	(3,009)
Depreciation on equipment generating royalty revenues	1,915	—	1,915
Salaries and employee benefits	497,964	774,727	(276,763)
Administrative and selling	175,794	151,921	23,873
Professional fees	158,757	236,825	(78,068)
Depreciation and amortization	57,617	68,568	(10,951)
Research and development	83,842	80,877	2,965
Total costs and expenses	989,518	1,356,267	(366,749)
Loss from operations	(974,339)	(1,309,818)	335,479
Other income (expense)
Interest expense	(357,025)	(257,007)	(100,018)
Change in fair value of derivative instruments	—	(16,508)	16,508
Gain on sale of fixed asset	65,537	—	65,537
Loss on abandonment of lease	—	(87,994)	87,994
Loss on debt extinguishment	—	(1,886,425)	1,886,425
Other, net	2,169	286	1,883
Total other expense, net	(289,319)	(2,247,648)	1,958,329
Net loss	(1,263,658)	(3,557,466)	2,293,808
Preferred stock dividends	(20,688)	(20,688)	—
Net loss applicable to common stock	(1,284,346)	(3,578,154)	2,293,808
Net loss applicable to noncontrolling interest of consolidated subsidiaries	61,773	303,198	(241,425)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(1,222,573)	$(3,274,956)	$2,052,383

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of approximately $1.2 million during the three months ended June 30, 2017 (the “2017 Quarter”) as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $3.2 million during the three months ended June 30, 2016 (the "2016 Quarter"). The drivers of the $2 million quarter-over-quarter change are discussed below.

Revenues

During the 2017 Quarter, the Company had $8,398 in licensing royalties revenue as a result of its Cavisonix® nutrient mixing equipment.

During the 2016 Quarter, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had minimal aftermarket part and product sales.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs

The equipment sales and licensing costs for the 2017 and 2016 Quarter were de minimis.

Field Service Costs

The field services costs for the 2016 Quarter were $27,307 in connection with the field demonstration completed in May 2016.

Aftermarket Part and Product Costs

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2017 and 2016 Quarter.

Depreciation on Equipment Generating Royalty Revenues

The Company had royalty non cash costs of $1,915 related to depreciation of the Cavisonix® nutrient mixing equipment.

Salaries and Employee Benefits

The decrease in salaries employee benefits of approximately $0.3 million was primarily the result of a reduction in stock based compensation as the majority of the options vested prior to the 2017 Quarter.

Professional Fees

The increase in professional fees of approximately $0.1 million was primarily the result of an increase in legal and consulting fees.

Depreciation and Amortization

The Company had a decrease of $10,951 in depreciation and amortization for the 2017 Quarter as a result of fixed asset sales occurring in 2017.

Research and Development

Research and development of $83,842 for the 2017 Quarter was due to the field operation in Washington State and the further development of various growing equipment, including the latest addition to the Company’s product line, LED lighting.

Loss from Operations

Loss from operations for the 2017 Quarter was approximately $1 million compared to loss from operations of approximately $1.3 million for the 2016 Quarter. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2017 Quarter increased approximately $0.1 million primarily due to an increase in accrued interest related to convertible notes and notes payable.

Change in Fair Value of Derivative Instruments

The Company had a change in fair value of derivative instruments of $16,508 for the 2016 Period, based upon the estimated fair value and reduction of principal due to conversions. In 2017, the Company early adopted ASU 2017-11.

Gain on sale of Fixed Asset

During the 2017 Quarter, the Company sold its Cavisonix® nutrient mixing equipment resulting in a gain on sale of $65,537.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Net Loss Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net loss applicable to noncontrolling interest in our majority-owned subsidiaries, Ecosphere Mining, LLC and Sea of Green Systems, Inc. consolidated subsidiaries was $61,773 for the 2017 Quarter.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Comparison of the Six Months ended June 30, 2017 with the Six Months Ended June 30, 2016

The following table sets forth a modified version of our unaudited Condensed Consolidated Statements of Operations that is used in the following discussions of our results of operations:

	For the Six Months Ended June 30,
	2017	2016	Change
	(Unaudited)
Revenues
Equipment sales and licensing	$1,306,400	$12,500	$1,293,900
Field services	—	33,854	(33,854)
Aftermarket part and product sales	7,235	7,075	160
Royalties	18,783	—	18,783
Total revenues	1,332,418	53,429	1,278,989
Costs and expenses
Equipment sales and licensing	802,448	12,953	789,495
Field services costs	—	27,307	(27,307)
Aftermarket part and product costs	9,335	3,579	5,756
Depreciation on equipment generating royalty revenues	3,830	—	3,830
Salaries and employee benefits	992,316	1,584,380	(592,064)
Administrative and selling	318,629	343,935	(25,306)
Professional fees	247,309	750,359	(503,050)
Depreciation and amortization	115,454	150,039	(34,585)
Research and development	215,346	124,943	90,403
Bad debt	—	3,643	(3,643)
Total costs and expenses	2,704,667	3,001,138	(296,471)
Loss from operations	(1,372,249)	(2,947,709)	1,575,460
Other income (expense)
Interest expense	(713,625)	(466,009)	(247,616)
Change in fair value of derivative instruments	—	(16,508)	16,508
Gain on sale of fixed asset	65,537	—	65,537
Loss on abandonment of lease	—	(87,994)	87,994
Loss on debt extinguishment	—	(2,006,735)	2,006,735
Other, net	2,169	1,544	625
Total other expense, net	(645,919)	(2,575,702)	1,929,783
Net loss	(2,018,168)	(5,523,411)	3,505,243
Preferred stock dividends	(41,376)	(41,376)	—
Net loss applicable to common stock	(2,059,544)	(5,564,787)	3,505,243
Net (income) loss applicable to noncontrolling interest of consolidated subsidiaries	(8,062)	496,578	(504,640)
Net loss applicable to Ecosphere Technologies, Inc. common stock	$(2,067,606)	$(5,068,209)	$3,000,603

The Company reported net loss applicable to Ecosphere Technologies, Inc. common stock of approximately $2.1 million during the six months ended June 30, 2017 (“2017 Period”) as compared to a net loss applicable to Ecosphere Technologies, Inc. common stock of $5.1 million during the six months ended June 30, 2016 (the "2016 Period"). The drivers of the $3 million change are discussed below.

Revenues

During the 2017 Period the Company and SOGS completed and installed its’ first growing system order resulting in revenues of $1.3 million. In addition, the Company received $18,783 in licensing royalties as a result of its Cavisonix® nutrient mixing equipment. Based on existing orders, the Company does not anticipate future quarters this year will generate revenue in this amount. However, if EDC completes its first growing facility and its initial tenant receives a license, EDC revenues will be material.

During the 2016 Period, the Company had field services revenue of $33,854 from an Ozonix® water treatment demonstration for a power utility company. In addition, the Company had minimal aftermarket part and product sales.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Cost and Expenses

Equipment Sales and Licensing Costs

During the 2017 Period the Company had equipment sales and licensing cost of $0.8 million relating to growing equipment sold.

Field Service Costs

The field services costs for the 2016 Period were $27,307 in connection with the field demonstration completed in May 2016.

Aftermarket Part and Product Costs

The costs associated with the sale of aftermarket parts for Ozonix® water treatment equipment were de minimis for the 2017 and 2016 Period.

Depreciation on Equipment Generating Royalty Revenues

The Company had royalty non cash costs of $3,830 related to depreciation of the Cavisonix® nutrient mixing equipment.

Salaries and Employee Benefits

The decrease in salaries employee benefits of approximately $0.6 million was primarily the result of a reduction in stock based compensation as the majority of the options vested prior to the 2017 Period.

Professional Fees

The $0.5 million increase in professional fees was primarily driven by an increase in legal and consulting fees during the 2017 Period.

Depreciation and Amortization

The Company had a decrease of $25,306 in depreciation and amortization for the 2017 Period as a result of certain disposals and fixed asset sales occurring in 2016.

Research and Development

The increase in research and development of approximately $0.1 million for the 2017 Period was primarily the result of the field operation in Washington State and the further development of various growing equipment, including the latest addition to the Company’s product line, LED lighting.

Loss from Operations

Loss from operations for the 2017 Period was approximately $1.4 million compared to loss from operations of approximately $2.9 million for the 2016 Period. See discussion above under "Revenues," "Cost and Expenses" for details.

Interest Expense

Interest expense for the 2017 Period increased $0.2 million primarily due to an increase in accrued interest related to convertible notes and notes payable.

Gain on sale of Fixed Asset

During the 2017 Period, the Company sold its Cavisonix® nutrient mixing equipment resulting in a gain on sale of $65,537.

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

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Loss on Debt Extinguishment

During the 2016 Period, the Company had loss on debt extinguishment of $2 million in connection with the amendment of previously issued notes and warrants. The modifications were accounted for as a debt extinguishment.

Net Income Applicable to Noncontrolling Interest in Consolidated Subsidiaries

Net income applicable to noncontrolling interest in our majority-owned subsidiaries, Ecosphere Mining, LLC and Sea of Green Systems, Inc. consolidated subsidiaries was $8,062 for the 2017 Period.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(1,604,300)	$(1,414,603)
Net cash used in investing activities	$(131,294)	$(5,898)
Net cash provided by financing activities	$1,718,083	$2,413,307

2017 Period

Operating Activities

Net cash used in operating activities was $1.6 million for the 2017 Period. For the 2017 Period, cash used in operating activities of $1.6 million resulted from the net loss applicable to Ecosphere common stock of $2.1 million and was partially offset by a $0.9 million increase in accrued expenses, a $0.7 million decrease in inventory resulting in the sale of growing equipment during the 2017 Quarter and $0.2 million in amortization of discounts on notes payable.

Investing Activities

Net cash used in investing activities was $0.1 million for the 2017 Period. The Company had additions to property and equipment in connection with the construction of the Company’s Cannatech Agriculture Center in Washington State of $0.2 million, which was partially offset by a $0.1 million sale of the Company’s Cavisonix® unit.

Financing Activities

Net cash provided by financing activities was $1.7 million for the 2017 Period. The Company received proceeds of approximately $0.6 million in connection with the issuance of a convertible note payable, note payable and related party note payable. In addition, the Company received $1.2 million in proceeds from debt type investment classified as an obligation secured by revenues in connection with an investment in the Company’s subsidiary, Ecosphere Development Company, LLC, where the investor receives a certain percentage interest in a future revenue stream. The proceeds were partially offset by repayments of related party notes payable of $0.1 million.

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

Investing Activities

Net cash used in investing activities was $5,898 for the 2016 Period. The Company sold mining equipment for cash proceeds of $50,000, which was partially offset by payment of patent costs and additions to property, plant and equipment.

ECOSPHERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Financing Activities

The Company’s net cash provided by financing activities of $2.4 million consisted primarily of proceeds from the issuance of convertible notes payable and warrants of $1.5 million, proceeds from the issuance of a note payable of $1.0 million for the first phase of Ecosphere Development Company’s CannaTech Facility in Washington state and proceeds from the issuance of a related party note payable of $47,733, which was partially offset by repayments of bank overdraft fees, related party notes payable, vehicle and equipment financing and capital lease obligations

Liquidity

As of August 21, 2017, Ecosphere had cash on hand of approximately $50,000. Due to the nature of its technology licensing business model, Ecosphere presently does not have any regularly recurring revenue. Management believes that these factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance date of this Report. To support its operations, the Company has a number of plans to monetize its intellectual property, which is described below.

In order to stay operational, the Company’s principal lender has continued to advance funds to the Company on an as needed basis.  During 2016, he has lent the Company $1.9 million represented by a secured promissory note and convertible notes that are convertible at $0.115 per share and due in December 2017, these notes are secured by a variety of security interests on intellectual property and other assets of the Company.  In addition, the Company’s principal lender lent the Company and SOGS $517,000 during 2017. Until the Company can generate sufficient working capital to begin to repay this indebtedness and other indebtedness, this lender has rights, which are superior to the Company’s shareholders as well as other creditors.

The Company is working on a number of initiatives which, if consummated can provide liquidity.

•

As a result of the recently announced SOGS product and services line, the Company and SOGS have begun discussions with multiple, commercial licensed growers that the Company expects could generate significant contracts and liquidity for the Company moving forward.

•

The Company is currently evaluating multiple opportunities to take SOGS public in order to provide liquidity for its shareholders. Assuming that SOGS is able to raise capital and become publicly reporting, it will pay Ecosphere $1 million of proceeds.  In addition, Ecosphere will receive ongoing monthly management fees from SOGS.

•

During the winter of 2017, the Company expects to complete Phase 1 of its Cannatech Agriculture Center in Washington State and recently closed on additional $0.3 million financing to complete the project. The Company expects for the business model of EDC to generate significant monthly, recurring, long-term revenue for the shareholders of Ecosphere and is a potential source of liquidity. The Company and EDC expect to replicate this business model, not only in Washington State, but in locations throughout the United States that are geographically, politically and economically well positioned.

•

The Company and EDC are seeking to raise the remaining $0.5 million balance of an offering of a percentage of EDC Phase 1 revenues generated in connection with the Washington Cannatech Agriculture Center project.

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

In addition to needing capital to support its operations, Ecosphere has all of its convertible notes payable, notes payable and related party notes payable due in December 2017. The Company has also received notice in August 2017 from an investor of EDC’s Phase 1 future revenue stream demanding repayment of the original $50,000 investment. Please see Risk Factors concerning our ability to continue as a going concern and complete present equipment orders contained in the Form 10-K for the year ended December 31, 2016.

RELATED PARTY TRANSACTIONS

For information on related party transactions and their financial impact, see Note 11 to the unaudited condensed consolidated financial statements.

RESEARCH AND DEVELOPMENT

Research and development costs during the six months ended June 30, 2017 and 2016 was $215,346 and $124,943.

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

ECOSPHERE TECHNOLOGIES, INC.

August 21, 2017	/s/ Dennis McGuire
Dennis McGuire
Chief Executive Officer
(Principal Executive Officer)

August 21, 2017	/s/ David Brooks
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